Form 10-K
period 1993-12-31
SOUTHWESTERN ENERGY CO
filed 1994-03-30
CIK 7332

                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C.  20549

                                  FORM 10-K
(Mark one)
/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)
          For the fiscal year ended    DECEMBER 31, 1993
                                     or
/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)
          For the transition period from ______________ to ______________

                    Commission file number    1-8246

                         SOUTHWESTERN ENERGY COMPANY
             (Exact name of registrant as specified in charter)

                ARKANSAS                              71-0205415
     (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)              Identification No.)

1083 SAIN STREET, FAYETTEVILLE, ARKANSAS                 72703
(Address of principal executive offices)               (Zip Code)

     Registrant's telephone number, including area code (501) 521-1141

     Securities registered pursuant to Section 12(b) of the Act:

                                                  NAME OF EACH EXCHANGE ON
     TITLE OF EACH CLASS                              WHICH REGISTERED
Common Stock - Par Value $.10                     New York Stock Exchange

     Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was $ 438,425,828 based on the New York Stock Exchange - Composite Transactions closing price on March 25, 1994 of $ 17.25.

     The number of shares outstanding as of March 25, 1994, of the Registrant's common stock, par value $.10, was 25,684,110.

                     DOCUMENTS INCORPORATED BY REFERENCE

     Documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) Annual Report to holders of the Registrant's common stock for fiscal year ended December 31, 1993 -
PARTS I, II, and IV; and (2) definitive proxy statement to holders of the Registrant's common stock in connection with the solicitation of proxies to be used in voting at the Annual Meeting of Shareholders on May 25, 1994 - PART III.

                                   PART I

ITEM 1.  BUSINESS
  Southwestern Energy Company (the Company) is a diversified natural gas company which conducts its primary activities through four wholly owned subsidiaries. The Company operates principally in the exploration and production segment and the gas distribution segment of the natural gas industry. The Company was incorporated on July 2, 1929, under the laws of the State of Arkansas. The Company operates an integrated natural gas gathering, transmission and distribution system in northwest Arkansas, and natural gas distribution systems in northeast Arkansas and parts of Missouri. The nature of the Company's natural gas transmission and distribution operations changed in 1992 when a new 258 mile long intrastate pipeline in which the Company owns an interest commenced operations. The intrastate pipeline crosses three interstate pipelines and ties the Company's distribution and gathering pipeline systems in northwest Arkansas to its distribution systems in northeast Arkansas and southeast Missouri. The Company also serves as operator of the pipeline. In 1943, the Company commenced a program of exploration for and development of natural gas reserves in Arkansas for supply to its utility customers. In 1971, the Company initiated an exploration and development program outside Arkansas, unrelated to the utility requirements. Since that time, the Company's exploration and development activities outside Arkansas have expanded. The exploration, development and production activities are a separate, primary business of the Company. The Company is an exempt holding company under the Public Utility Holding Company Act of 1935.
  Exploration and production activities consist of ownership of mineral interests in productive and undeveloped leases located entirely within the United States. The Company engages in gas and oil exploration and production through its subsidiaries, SEECO, Inc. (SEECO) and Southwestern Energy
Production Company (SEPCO).   SEECO operates exclusively in the State of
Arkansas and holds a large base of both developed and undeveloped gas reserves and conducts an ongoing drilling program in the historically
productive Arkansas section of the Arkoma Basin.   SEPCO conducts an
exploration program in areas outside Arkansas, primarily the Gulf Coast areas of Texas and Louisiana. SEPCO also holds a block of leasehold acreage located on the Fort Chaffee military reservation in western Arkansas and in other parts of Arkansas away from the operating areas of the Company's other subsidiaries. The Company's subsidiary Arkansas Western Gas Company (Arkansas Western) operates integrated natural gas distribution systems in Arkansas and Missouri. Arkansas Western is the largest single purchaser of SEECO's gas production. Southwestern Energy Pipeline Company (SWPL) owns an interest in the NOARK Pipeline System (NOARK), an intrastate natural gas transmission system which extends across northern Arkansas. A discussion of the primary businesses conducted by the Company through its wholly owned subsidiaries follows.
NATURAL GAS AND OIL EXPLORATION AND PRODUCTION
  Substantially all of the Company's exploration and production activities and reserves are concentrated in the Arkoma Basin of Arkansas and the Gulf
Coast areas of Texas and Louisiana.   At December 31, 1993, the Company had
proved natural gas reserves of 318.8 billion cubic feet (Bcf) and proved oil reserves of 479 thousand barrels (MBbls). Revenues of the exploration and production subsidiaries are predominately generated from production of natural gas. The Company's gas production increased for the sixth consecutive year in 1993, totaling 35.4 Bcf, up 39% from 25.5 Bcf in 1992. Sales of gas production accounted for 97% of total operating revenues for this segment in 1993, 95% in 1992 and 91% in 1991. SEECO's largest customer for sales of its gas production was the Company's utility subsidiary. Sales to unaffiliated purchasers by both SEECO and SEPCO have increased significantly, however, during the last few years primarily as a result of higher production from

Arkansas properties and from discoveries made in earlier years offshore in the Gulf of Mexico. Sales to unaffiliated purchasers accounted for 64% of total gas volumes sold by the exploration and production segment in 1993, 55% in 1992 and 35% in 1991.
  Gas volumes sold by SEECO to Arkansas Western for its northwest Arkansas division (AWG) were approximately 7.1 Bcf in 1993, 7.2 Bcf in 1992 and 7.6 Bcf in 1991. Through these sales, SEECO furnished approximately 50% of the northwest Arkansas system's requirements in each of these years. SEECO also delivered approximately 2.2 Bcf in 1993, 2.8 Bcf in 1992 and .6 Bcf in 1991 directly to certain large business customers of AWG through a transportation service of the utility subsidiary that became effective in October, 1991. These customers previously purchased the majority of their requirements directly from AWG through a spot market purchasing program offered by the utility. Most of the sales to AWG are pursuant to a twenty-year contract between SEECO and AWG which committed to the utility all Company owned reserves in Arkansas as of the contract date of July 24, 1978. Most reserves committed to this contract were classified as Section 105 gas under the Natural Gas Policy Act of 1978 (NGPA). Section 105 covers gas committed to intrastate commerce at the date of enactment of the NGPA and provides that the price received for any such gas will be the contract price, provided that the contract price does not exceed the maximum price as published quarterly by the Federal Energy Regulatory Commission (FERC) for Section 102 gas under the NGPA. The pricing under this contract has been frozen at the December, 1984 level. All gas dedicated to this contract was deregulated as of January 1, 1993. Reserves discovered after the contract date in areas not previously committed to the utility may be sold to the utility at prices determined by present gas market conditions or to unaffiliated companies. The contract also contains provisions for the release of dedicated reserves for sale to unaffiliated companies in certain circumstances. In addition to this contract, SEECO also sells gas to AWG under newer long-term contracts with flexible pricing provisions and under short-term spot market arrangements. SEECO's sales to AWG accounted for approximately 31%, 45% and 49% of total exploration and production revenues in 1993, 1992 and 1991, respectively. In November, 1993, the Arkansas Public Service Commission (APSC or Commission) issued an order which found the purchases of AWG under the 1978 contract to be in violation of an Arkansas statute requiring that gas purchases be made "from the lowest or most advantageous market." The APSC order is discussed more fully below under "Natural gas gathering, transmission and distribution."
  SEECO's sales to Associated Natural Gas Company (Associated), a division of Arkansas Western which operates natural gas distribution systems in northeast Arkansas and parts of Missouri, were 5.7 Bcf in 1993, 4.3 Bcf in 1992 and 5.3 Bcf in 1991. These deliveries accounted for approximately 67% of Associated's total requirements in 1993, 56% in 1992 and 55% in 1991. These sales represented 15% of total exploration and production revenues in 1993, 14% in 1992 and 20% in 1991. Deliveries to Associated increased in 1993 primarily due to colder winter heating weather and storage requirements during the summer months. The decrease in volumes delivered to Associated in 1992, as compared to 1991, was primarily the result of some of Associated's larger industrial customers switching to transportation service. Effective October, 1990, SEECO entered into a ten-year contract with Associated to supply its base load system requirements at a price to be redetermined annually. Deliveries under this contract were made at a price of $1.90 per thousand cubic feet (Mcf) from inception of the contract through the first nine months of 1993, and are currently being made at a price of $2.385 per Mcf.
  In 1990, SEECO completed the initial mapping and engineering phases of a multi-year geological field study of the Arkoma Basin of Arkansas. The product developed was an extensive database and geologic interpretations of the distribution of gas-bearing sands in the region and resulted in the identification of 69.7 Bcf of proved undeveloped reserves that were added to the Company's base of proved reserves. At December 31, 1993, after transfers and revisions, the remaining proved undeveloped reserves identified by the study were 55.8 Bcf. The data base developed is continually updated by drilling activity and serves as the guide for a development drilling program that the Company plans to continue over the next several years. The development drilling program added 27.0 Bcf in 1993 and 22.5 Bcf in 1992 of new natural gas reserve additions and resulted in the transfer of 2.6 Bcf in 1993 and 8.7 Bcf in 1992 from the proved undeveloped category to the proved developed category. SEECO participated in a total of 74 development wells during 1993 with a completion rate of 73% and expects the number of wells
drilled in 1994 to approximate the number drilled in 1993.    SEECO's sales
to unaffiliated purchasers increased to 9.7 Bcf in 1993, from 4.5 Bcf in 1992 and 1.1 Bcf in 1991. The increase in both years resulted from the Company's development drilling program. At present, SEECO's contracts for sales of gas to unaffiliated customers consist of short-term sales made to customers of AWG's transportation program, which became effective in October, 1991, and spot sales into markets away from AWG's distribution system. In the past, the Company's ability to enter into sales arrangements with unaffiliated customers has generally been constrained by a lack of pipeline transportation to markets away from the Arkoma Basin. Initiatives of the FERC to restructure the natural gas interstate pipeline service rules through its Order No. 636 series have improved and should continue to improve the Company's ability to market its existing and potential reserves. Also contributing to the increase in the ability of SEECO to market its gas to unaffiliated customers was the completion in September, 1992 of NOARK, as explained more fully below under "Natural gas gathering, transmission and distribution."
  At December 31, 1993, the gas reserves of SEPCO were located primarily in the states of Arkansas, Oklahoma, Louisiana and offshore Texas, while its oil reserves were located primarily in Oklahoma, North Dakota, Louisiana and offshore Texas. SEPCO holds about 22% of the Company's natural gas reserves and all of its oil reserves. SEPCO's gas sales increased to 12.9 Bcf in 1993, from 9.6 Bcf in 1992 and 5.9 Bcf in 1991. The increase in 1993 was primarily the result of increased production from properties located in the Gulf of Mexico. The increase in 1992 was the result of sales from Fort Chaffee, as discussed below. The Company's production from Fort Chaffee and the Gulf of Mexico is sold under contracts which reflect current short-term prices and which are subject to seasonal price swings. The Company curtailed gas production during 1992 and 1991 when sales prices were deemed below acceptable levels. Oil production was 96 MBbls in 1993, compared to 120 MBbls in 1992, and 176 MBbls in 1991. The Company's exploration program has been directed almost exclusively toward natural gas in recent years. The Company plans to continue to concentrate on developing gas reserves for production but will also selectively seek opportunities to participate in projects oriented toward oil production. Over the long-term, however, oil sales are not expected to account for a significant part of the Company's future revenues. SEPCO's gas and oil sales accounted for approximately 33% of total gas and oil operating revenues in 1993, 31% in 1992, and 26% in 1991.
  In 1989, SEPCO purchased at oral auction 11,000 undrilled acres containing 17 separate drilling units on the Fort Chaffee military reservation of western Arkansas. The total cost of this acreage was approximately $11.0 million. Conflicts with military training activities have limited SEPCO's drilling operations at Fort Chaffee. The primary training function at Fort Chaffee was transfered to another military installation during 1993 and it appears that scheduling conflicts should be lessened in the future. To date the Company has drilled or participated in eight wells at Fort Chaffee that have discovered an estimated 46.6 Bcf of new gas reserves, net to the Company's interest. SEPCO is currently completing evaluation of a seven line seismic program on its Fort Chaffee acreage. The data provided by the seismic program will be used to develop an exploration plan covering the remainder of SEPCO's acreage at Fort Chaffee. The plan will then be submitted for military approval with a goal of conducting further exploration drilling during 1994. Sales of gas production from Fort Chaffee began in August, 1991 and totaled 5.1 Bcf in 1993, 5.8 Bcf in 1992 and 2.2 Bcf in 1991. Since late 1992, sales from Fort Chaffee have taken place under a firm sales contract for 25 million cubic feet per day (MMcfd) to an independent marketer. The gas was transported by the marketer under a firm transportation contract on NOARK. The Company met its obligation under the firm sales contract in part by providing gas supplied from SEECO's development drilling program. In late 1993, the marketer filed suit against NOARK, the Company and certain of its affiliates, seeking rescission of the firm sales and transportation contracts. Since that time, the Company has entered into its own sales arrangements covering the affected gas production and does not believe its sales will be adversely affected while the litigation is proceeding. This gas production continues to be transported through NOARK at a price based on current spot market prices, net of transportation. See discussion at "Natural gas gathering, transmission and distribution" for additional information concerning the independent marketer's decision to cease honoring its contractual obligations.
  Outside Arkansas, the Company added 19.0 Bcf of new reserves from drilling, with 15.2 Bcf of that from an onshore discovery in the coastal area of southeast Louisiana. The Gulf Coast region continues to be the focus of most of the Company's exploration activity outside Arkansas. The Company expects in the future to direct its exploration activities toward the onshore Gulf Coast by focusing on the internal generation of prospects in the upper Texas Gulf Coast and in south Louisiana. SEPCO is also participating with an interest of approximately 50% in an exploration program on a 135,000 acre farmout by a major oil company of acreage held by production in the Oklahoma Panhandle. Though the wells drilled are of smaller magnitude than SEPCO's typical Gulf Coast prospect, drilling costs in the Oklahoma Panhandle are low and the wells are economically attractive. Six tests drilled to date have resulted in five completions. Approximately seven new test wells are planned for 1994.
  In the natural gas and oil exploration segment, competition is encountered primarily in obtaining leaseholds for future exploration. Competition in the State of Arkansas has increased in recent years, due largely to the development of improved access to interstate pipelines. Due to the Company's significant holdings of undeveloped acreage in Arkansas and its long-time presence and reputation in this area, the Company believes it will continue to be successful in acquiring new leases in Arkansas. While improved intrastate and interstate pipeline transportation in Arkansas should increase the Company's access to markets for its gas production, these markets will generally be served by a number of other suppliers. Thus, the Company will encounter competition which may affect both the price it receives and contract terms it must offer. Outside Arkansas, the Company is less well-established and faces competition from a larger number of other producers. The Company has in recent years been successful in building its inventory of undeveloped leases and obtaining participating interests in drilling prospects outside Arkansas.
  The Company expects its 1994 capital expenditures for gas and oil exploration and development to total $50.0 million, up from $37.4 million in 1993. Most of the increase in capital spending will be directed to the onshore Gulf Coast along with Fort Chaffee and the Oklahoma Panhandle. The Company will review this budget periodically during the year for possible adjustment depending upon cash flow projections related to fluctuating prices for oil and natural gas.
NATURAL GAS GATHERING, TRANSMISSION AND DISTRIBUTION
  The Company's natural gas distribution operations are concentrated primarily in north Arkansas and southeast Missouri. The Company serves approximately 160,000 retail customers and obtains a substantial portion of the gas they consume through its Arkoma Basin gathering facilities. The Company is also a participant in a partnership that owns the NOARK Pipeline System. The complexity of AWG's distribution operations, particularly its gathering system in the Arkoma Basin gas fields, increased significantly with the start up of

NOARK. AWG provides field management services to NOARK under a contract with the partnership and AWG's gathering system delivers to NOARK a substantial part of the gas NOARK transports. The Company completed a pipeline in 1993 that connects NOARK to Associated's distribution system, tying together the Company's two primary gas distribution systems.
  Arkansas Western consists of two operating divisions. The AWG division gathers natural gas in the Arkansas River Valley of western Arkansas and transports the gas through its own transmission and distribution systems, ultimately delivering it at retail to approximately 93,000 customers in northwest Arkansas. The Associated division currently receives its gas from transportation pipelines and delivers the gas through its own transmission and distribution systems, ultimately delivering it at retail to approximately 67,000 customers primarily in northeast Arkansas and southeast Missouri. Associated, formerly a wholly owned subsidiary of Arkansas Power and Light Company, was acquired and merged into Arkansas Western, effective June 1, 1988. The Arkansas Public Service Commission (APSC) and the Missouri Public Service Commission (MPSC) regulate the Company's utility rates and operations. In Arkansas, the Company operates through municipal franchises which are perpetual by state law. These franchises, however, are not exclusive within a geographic area. In Missouri, the Company operates through municipal franchises with various terms of existence.
  AWG and Associated deliver natural gas to residential, commercial and industrial customers. The industrial customers are generally smaller concerns using gas for plant heating or product processing. AWG has no restriction on adding new residential or commercial customers and will supply new industrial customers which are compatible with the scale of its facilities. AWG has never denied service to new customers within its service area or experienced curtailments because of supply constraints. Associated has not denied service to new customers within its service area or experienced curtailments because of supply constraints since the acquisition date, although service restrictions and supply related curtailments did occur prior to that time. Curtailment of large industrial customers of AWG and Associated occurs only infrequently when extremely cold weather requires their systems to be dedicated exclusively to human needs customers.
  AWG and Associated have experienced a general trend in recent years toward lower rates of usage among their customers, largely as a result of conservation efforts which the Company encourages. Competition is increasingly being experienced from alternative fuels, primarily electricity, fuel oil and propane. A significant amount of fuel switching has not been experienced, though, as natural gas is generally the least expensive, most readily available fuel in the service territories of AWG and Associated. The Company is, however, beginning to experience competition from alternative suppliers of natural gas.
  The competition from alternative fuels and alternative sources of natural gas has intensified in recent years as a result of the significant declines in prices of petroleum products and the deliverability surplus of natural gas experienced in the recent past. Industrial customers are most likely to consider utilization of these alternatives, as they are less readily available to commercial and residential customers. In an effort to provide some pricing alternatives to its large industrial customers with relatively stable loads, AWG offers an optional tariff to its larger business customers and to any other large business customer which shows that it has an alternate source of fuel at a lower price or that one of its direct competitors in another area has access to cheaper sources of energy. This optional tariff enables those customers willing to accept the risk of price and supply volatility to direct AWG to obtain a certain percentage of their gas requirements in the spot market. Participating customers continue to pay the nongas costs of service included in AWG's present tariff for large business customers and agree to reimburse AWG for any take-or-pay liability caused by spot market purchases on the customer's behalf.
  In an effort to more fully meet the service needs of larger business customers, both AWG and Associated instituted a transportation service in October, 1991, that allows such customers in Arkansas to obtain their own gas supplies directly from other suppliers. Associated has offered transportation service to its larger customers in Missouri for several years and AWG's spot market purchasing program has provided customers in northwest Arkansas with many of the benefits of transportation service. Under the programs, transportation service is available in Arkansas to any large business customer which consumes a minimum of 150,000 Mcf per year and no less than 3,000 Mcf per month. Transportation service is available in Missouri to any customer whose average monthly useage exceeds 2,000 Mcf. The minimums can be met by aggregating facilities under common ownership. A total of eleven customers are currently using the Arkansas transportation service, including AWG's three largest customers in northwest Arkansas and Associated's largest customer in northeast Arkansas. In its order approving the transportation program, the APSC indicated that it would review the program after one year and consider the desirability of lowering the minimum volume requirement. The APSC also indicated that it would consider in 1992 whether AWG's spot market purchasing program should be continued. The APSC has deferred the review of both programs to a later date.
  AWG purchases its system gas supply directly at the wellhead under long-term contracts. Purchases are made from approximately 310 working interest owners in 475 producing wells. Most of the volumes purchased by AWG are covered by contracts which contain provisions for periodic or automatic escalation in the price to be paid. In the mid-1980's, however, AWG took steps to freeze the prices paid under those contracts containing indefinite price escalators tied to Section 102 or prices escalating under Section 103 of the NGPA. Producers under these contracts were offered an amendment freezing the price at the December, 1984 level, with a right to renegotiate in one year. AWG received acceptances from producers holding the majority of the reserves under such contracts, either accepting the amendment or agreeing to freeze the price. Since that time, the price freeze has remained in effect and AWG has continued to make payments at the frozen 1984 price levels. This price freeze applies to gas purchased from SEECO, as well as to purchases from unaffiliated producers. A significant portion of AWG's supply comes from newer, market responsive, long-term contracts which take advantage of the lower prices presently available from gas suppliers.
  At December 31, 1993, AWG had a gas supply available to its northwest Arkansas system of approximately 237 Bcf of proved developed reserves, equal to 17 times current annual usage. Of this total, approximately 116 Bcf were net reserves available from SEECO. For purposes of determining AWG's available gas supply, deliveries to AWG's spot market purchasing program or transportation customers and the reserves related to those deliveries are not considered.
  Prior to 1993, Associated purchased gas for its system supply from six interstate pipelines, SEECO and various spot market suppliers. As a result of the unbundling of gas sales, gathering, transmission and storage services by interstate pipelines mandated by the FERC's Order No. 636, (discussed more fully below), Associated now purchases gas for its system supply from unaffiliated suppliers in the producing fields accessed by interstate pipelines and from SEECO. As previously discussed, Associated purchases its base load system requirements from SEECO under a ten-year contract with annual price redeterminations. Purchases made from unaffiliated suppliers are under purchase contracts with expiration dates ranging from October, 1994 to December, 1995. The rates charged by these suppliers include demand components to ensure availability of gas supply, administration fees and a commodity component which is based on spot market gas prices. Associated's gas purchases are transported through nine pipelines. The pipeline transportation rates include demand charges to reserve pipeline capacity and commodity charges based on volumes transported. Associated has also contracted with five of the interstate pipelines for storage capacity to meet its peak seasonal demands. These contracts involve demand charges based on the maximum deliverability, capacity charges based on the maximum storage quantity, and charges for the quantities injected and withdrawn.

  Over the past several years changes at the federal level have brought significant changes to the regulatory structure governing interstate sales and transportation of natural gas. The FERC's Order No. 636 series changed a major portion of the gas acquisition merchant function provided to gas distributors by interstate pipelines. AWG already obtains its supply at the wellhead directly from producers and will not be directly impacted by Order No. 636. Associated has acquired the bulk of its gas supply at the wellhead since its acquisition by AWG, but continues to purchase a portion of both its peak and base requirements from interstate suppliers. During 1993, Associated renegotiated those contracts in accordance with the pipeline restructurings before the FERC. The changes mandated by Order No. 636 have placed the responsibility for arranging firm supplies of natural gas directly on local distribution companies and have, as a result, lessened the ability of Associated to purchase gas on the short-term spot market.
  Some of AWG's long-term purchase contracts with unaffiliated companies provide for payments to be made if AWG does not take an annual, minimum quantity of gas (take-or-pay). Any payments made are recovered if the gas is taken before a certain date in the future. As of December 31, 1993, AWG had no unrecovered payments of this type. Associated's previous gas purchase contracts with interstate pipelines also contained take-or-pay provisions.
To date, Associated has paid approximately $3.2 million for contract reformation costs incurred by its interstate pipeline suppliers and for contracted quantities of gas not taken. The Company believes these costs are recoverable from its utility customers and expects approval from the proper regulatory agencies after the payments are reviewed in the normal course of business. To date Associated has recovered, subject to refund, approximately $1.6 million of these charges from its customers. The implementation in 1991 of transportation service in Arkansas increases the exposure of AWG and Associated to take-or-pay liabilities, but the Company expects to continue to be able to satisfactorily manage this exposure. AWG has negotiated certain modifications to some of its gas purchase contracts which contain market-out provisions to decrease its exposure to take-or-pay liabilities.
  The gas heating load is one of the most significant uses of natural gas and is sensitive to outside temperatures. Sales, therefore, vary throughout the year. Profits, however, have become less sensitive to fluctuations in temperature in recent years as the structure of the Company's utility rates has become somewhat flatter; i.e., most recovery of return on rate base is built into a customer charge and the first step of its rates.
  AWG and Associated pass along to customers through an automatic cost of gas adjustment clause any increase or decrease experienced in purchased gas costs. As previously mentioned, the APSC and the MPSC regulate the Company's utility rates and operations. Late in 1990, the APSC and the MPSC approved rate increases for the Company totaling $7.4 million annually. AWG received an increase of $5.7 million annually and Associated was awarded an increase of $.9 million annually for its Missouri properties and $.8 million annually for its system in Arkansas. Arkansas Western has no immediate plans to file for additional rate increases as customer growth and transportation revenues have helped to offset the effects of attrition since the last rate case. AWG's rates for gas delivered to its customers are not regulated by the FERC, but its transmission and gathering pipeline systems are subject to the FERC's regulations concerning open access transportation since AWG accepted a blanket transportation certificate in connection with its merger with Associated.
  In its order approving the 1990 Arkansas rate increase, the APSC established procedures to investigate a number of changes in the regulatory mechanisms under which purchased gas costs are charged to and recovered from the customers of the utility subsidiary. The APSC indicated that its interest was heightened by the fact that Arkansas Western purchases a substantial portion of the gas supply for both AWG and Associated from SEECO. Most of the sales of SEECO's production to AWG take place under a twenty-year, fixed price contract which was approved by the APSC in connection with a corporate rearrangement of the Company in 1978 (the 1978 contract). Additionally, the APSC Staff has regularly examined and accepted the gas purchase costs of the utility subsidiary since the Commission approved the corporate reorganization in 1978. These examinations included a review in the 1990 rate case by an outside consultant hired directly by the APSC Staff. That consultant performed an extensive review of the utility's purchasing practices and gas costs, including its purchases from the Company's exploration and production segment, and recommended in filed testimony sponsored by the APSC Staff that all of the utility's gas costs including purchases under the contract in question, be accepted without adjustment. The APSC originally ordered that its proposals related to gas cost recovery and pricing be considered by the parties to the proceeding with the goal of reaching a mutually agreeable resolution of its concerns. After meeting extensively, the parties were unable to reach such a resolution and each party to the proceeding filed its own report with the APSC in July, 1991. In February, 1992, the APSC issued an order establishing a procedural schedule to further address the issues raised by its Staff and Office of the Attorney General of the State of Arkansas (AG). In establishing the schedule, the APSC stated that the record developed does not contain adequately developed evidence on which an informed decision on those issues can be based. The APSC also stated that it will consider only those proposals proffered by the parties which address prospective gas cost reductions. The APSC conducted a hearing in January, 1993, concerning the issues raised in its 1990 order. In November, 1993, the APSC issued an order that found AWG's purchases under the contract in question to be in violation of an Arkansas statute requiring that gas purchases be made "from the lowest or most advantageous market" and that the price paid by AWG was too high. In that same order, the APSC found that purchases by Associated were in compliance with the statute. The order also scheduled a hearing for mid-January, 1994 to accept additional evidence as to the price which should be paid under the AWG contract. At the January, 1994 hearing, both the Staff of the APSC and the AG presented testimony describing recommendations designed to lower the price received by the Company's exploration and production subsidiary under the contract. The Company presented testimony which it believes reinforced its position that the contractual arrangements questioned by the Commission are the most advantageous to its utility customers. Legal briefs were filed in late February, 1994, and the Company expects a Commission order to be forthcoming. If necessary, the Company intends to continue to defend its gas purchasing practices through the courts. The Company does not expect any outcome of this proceeding to have a material adverse impact on the financial position of the Company. Of the Company's
35.4 Bcf of gas production in 1993, approximately 6.0 Bcf was sold under the contract in question.
  As mentioned above, NOARK is an intrastate pipeline constructed by a limited partnership in which SWPL holds a 47.33% general partnership interest and is the pipeline's operator. NOARK's main line was completed and placed in service in September, 1992. A lateral line of NOARK that allows the Company's gas distribution segment to augment its supply to an existing market as well as supply gas to new markets was completed and placed in service in November, 1992. The 258 mile long pipeline originates near the Fort Chaffee military reservation in western Arkansas and terminates in northeast Arkansas. NOARK interconnects with three major interstate pipelines and provides additional access to markets for gas production of both the Company and other producers. Construction of an eight-mile interstate pipeline connecting NOARK to the distribution system of Associated was completed during 1993. NOARK has a capacity of 141 MMcfd and cost approximately $103.0 million to construct. NOARK's original cost estimate was approximately $73.0 million. The cost overrun was the result of the addition of a major central compressor station and increased costs incurred as a result of the rocky, mountainous terrain through which NOARK passes. NOARK completed its first full year of operation in 1993 and had an average daily throughput during the year of 79 MMcfd. Arkansas Western has contracted for 41 MMcfd of firm capacity on NOARK under a ten-year transportation contract. NOARK also has a five-year transportation contract with an independent marketer to transport 50 MMcfd through NOARK on a firm basis. The Company's exploration and production segment supplies 25 MMcfd of the volumes transported by the marketer under that agreement. In late 1993, the gas marketing company filed suit against NOARK, the Company and certain of its affiliates, and, effective January 1, 1994, ceased transporting gas under its agreement with NOARK. The complaint seeks rescission of the transportation contract and a contract to purchase gas from the Company's affiliates, and actual and punitive damages. The Company and NOARK both believe the suit is without merit and have filed counterclaims seeking enforcement of the contracts and damages. The Company is currently making its own sales arrangements and transporting through NOARK the 25 MMcfd of production which was previously purchased by the marketer. NOARK provides additional pipeline capacity to a portion of the Arkoma Basin in Arkansas which was not previously adequately served by pipelines offering firm
transportation.   NOARK is currently incurring losses and the Company expects further losses from its equity investment in NOARK until the pipeline is able to increase its level of throughput and until improvement occurs in the competitive conditions which determine the transportation rates NOARK can charge. NOARK competes primarily with two interstate pipelines in its gathering area. One of those elected to become an open access transporter subsequent to NOARK's start of construction. That pipeline does not offer firm transportation, but the increased availability of interruptible transportation services intensified the competitive environment within which NOARK operates. The Company believes that the FERC's Order No. 636 restructuring rules implemented in the latter part of 1993 will have a positive impact on NOARK. The unbundling of gas sales, gathering, transmission and storage services required by Order No. 636 should provide NOARK with expanded options for accessing gas supply and for transporting gas to downstream customers. NOARK is a public utility regulated by the APSC. The APSC established NOARK's maximum transportation rate based on its original construction cost estimate of approximately $73.0 million.
  The Company is subject to laws and regulations relating to the protection of the environment. The Company's policy is to accrue environmental and cleanup related costs of a non-capital nature when it is both probable that a liability has been incurred and when the amount can be reasonably estimated. The Company has no material amounts accrued at December 31, 1993. Additionally, management believes any future remediation or other compliance related costs will not have any material effect upon capital expenditures, earnings or the competitive position of the Company's subsidiaries in the segments in which they operate.
REAL ESTATE DEVELOPMENT
  A. W. Realty Company (AWR) owns approximately 170 acres of real estate, most of which is undeveloped. AWR's real estate development activities are concentrated on a 130-acre tract of land located near the Company's headquarters in a growing part of Fayetteville, Arkansas. The Company has owned an interest in this land for many years. The property is zoned for commercial, office and multi-family residential development. AWR continues to review with a joint venture partner various options for developing this property which would minimize the Company's initial capital expenditures but still enable it to retain an interest in any appreciation in value. This activity, however, does not represent a significant portion of the Company's business.
EMPLOYEES
  At December 31, 1993, the Company had 651 employees, 85 of whom are represented under a collective bargaining agreement.
INDUSTRY SEGMENT AND STATISTICAL INFORMATION
  The following portions of the 1993 Annual Report to Shareholders (filed as Exhibit 13 to this filing) are hereby incorporated by reference for the purpose of providing additional information about its business. Refer to
Note 9 to the financial statements for information about industry segments and "Financial and Operating

Statistics" for additional statistical information, including the average sales price per unit of gas produced and of oil produced and the average production cost per unit.
ITEM 2.  PROPERTIES
  The portions of the 1993 Annual Report to Shareholders (filed as Exhibit
13 to this filing) listed below are hereby incorporated by reference for the purpose of describing its properties.
  Refer to the Appendix for information concerning areas of operation of the Company's gas distribution systems. For information concerning the Company's exploration and production areas of operation, also refer to the Appendix. See the table entitled "Operating Properties" at the Appendix for information concerning miles of pipe of the Company's gas distribution systems and for information regarding leasehold acreage and producing wells by geographic region of the Company's exploration and production segment. Also, see Notes 5 and 6 to the financial statements for additional information about the Company's gas and oil operations. For information concerning capital expenditures, refer to the "Capital Expenditures" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations". Also refer to "Financial and Operating Statistics" for information concerning gas and oil wells drilled and gas and oil produced.
  The following information is provided to supplement that presented in the 1993 Annual Report to Shareholders:
NET WELLS DRILLED DURING THE YEAR

                                 EXPLORATORY
                                  Productive
                      Year          Wells     Dry Holes   Total
                      ----        ----------  ---------   -----
                      1993          2.8          4.0       6.8
                      1992          1.2          6.1       7.3
                      1991          2.0          1.2       3.2


                                 DEVELOPMENT
                                  Productive
                      Year          Wells     Dry Holes   Total
                      ----        ----------  ---------   -----
                       1993         37.9       10.5       48.4
                       1992         53.4       13.4       66.8
                       1991          9.8        2.9       12.7


WELLS IN PROGRESS AS OF DECEMBER 31, 1993


               Type of Well                   Gross      Net
               ------------                   -----      ---
            Exploratory                         2.0        .5
            Development                         3.0        .6
                                              -----      ----
            Total                               5.0       1.1
                                              -----      ----
                                              -----      ----

  Due to the insignificance of the Company's oil reserves and producing oil wells to its total reserves and producing wells, separate disclosure of gas and oil producing wells has not been made.
  No individually significant discovery or other major favorable or adverse event has occurred since December 31, 1993.
  During 1993, SEECO and SEPCO were required to file Form 23, "Annual Survey of Domestic Oil and Gas Reserves" with the Department of Energy. The basis for reporting reserves on Form 23 is not comparable to the reserve data included in Note 6 to the financial statements in the 1993 Annual Report to Shareholders. The primary differences are that Form 23 reports gross reserves, including the royalty owners' share and includes reserves for only those properties where either SEECO or SEPCO is the operator.
ITEM 3.  LEGAL PROCEEDINGS
  The Company and its subsidiaries are not involved and were not involved at December 31, 1993, in any material pending legal proceedings. The outcome of litigation in which the Company is involved would not have a material effect on the consolidated financial statements.
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  No matters were submitted during the fourth quarter of the fiscal year ended December 31, 1993, to a vote of security holders, through the solicitation of proxies or otherwise.
                            EXECUTIVE OFFICERS OF THE REGISTRANT
  The following is information with regard to executive officers of the
Company:


NAME                    OFFICER POSITION                                AGE
- ---                     ----------------                                ---
Charles E. Scharlau     Chairman of the Board (since 1979),             67
                        Southwestern Energy Company and
                        Subsidiaries, and Chief Executive
                        Officer (since 1968),
                        Southwestern Energy Company.

Dan B. Grubb            President and Chief Operating Officer           58
                        (since 1992), Director (1988-1992),
                        Southwestern Energy Company.
                        Chairman and Chief Executive Officer
                        of Grubb Industries, Inc., and Investor
                        and Business Consultant (since 1988).
                        Previously, President and Chief Operating
                        Officer, Midcon Corporation (since 1987).

Stanley D. Green        Executive Vice President - Finance and          40
                        Corporate Development (since 1992), and
                        Chief Financial Officer (since 1987),
                        Vice President - Treasurer and Secretary
                        (since 1987), Controller (since 1981),
                        Southwestern Energy Company and Subsidiaries.

B. Brick Robinson       Executive Vice President and Chief Operating    63
                        Officer (since 1988), Southwestern Energy
                        Production Company and SEECO, Inc.
                        (subsidiaries of Southwestern Energy Company).
                        Previously, various positions with Occidental
                        Petroleum Corporation and its subsidiaries,
                        including Vice President, Far East and
                        Domestic Frontier Exploration, Occidental
                        International (since 1985).



Gregory D. Kerley       Vice President - Treasurer and Secretary        38
                        (since 1992), and Chief Accounting Officer
                        (since 1990), Controller (since 1990),
                        Southwestern Energy Company and Subsidiaries.
                        Previously, Treasurer and Controller,
                        Agate Petroleum, Inc. (since 1984).

J. Thomas Devins        Vice President and Chief Operating Officer      53
                        (since 1992), Southwestern Energy
                        Pipeline Company (subsidiary of
                        Southwestern Energy Company).
                        Previously, President, NOARK Gas Marketing
                        Company (since 1990), President,
                        Diamond Shamrock Natural Gas Marketing
                        Company (since 1988) and Vice President,
                        Gulf Energy Development Corporation
                        (since 1985).


  All officers are elected at the Annual Meeting of the Board of Directors for one-year terms or until their successors are duly elected.
  There are no arrangements between any officer and any other person pursuant to which he was selected as an officer. There is no family relationship between any of the executive officers.

                                           PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS
  The "Shareholder Information" and "Financial and Operating Statistics" sections of the 1993 Annual Report to Shareholders (filed as Exhibit 13 to this filing) are hereby incorporated by reference for information concerning the market for and prices of the Company's common stock, the number of shareholders and cash dividends paid.
  The terms of the Company's long-term debt instruments and agreements impose restrictions on the payment of cash dividends. At December 31, 1993, $102,793,000 of retained earnings was available for payment as cash dividends. These covenants generally limit the payment of dividends in a fiscal year to the total of net income earned since January 1, 1990, plus $20,000,000 less dividends paid and purchases, redemptions or retirements of capital stock during the period since December 4, 1991.
  The Board of Directors increased the quarterly dividend by 20% in the third quarter of 1993, to $.06 per share, equal to an annual rate of $.24 per share (after the effect of a three-for-one stock split distributed August 5, 1993). While the Board of Directors intends to continue the practice of paying dividends quarterly, amounts and dates of such dividends as may be declared will necessarily be dependent upon the Company's future earnings and capital requirements.
ITEM 6.  SELECTED FINANCIAL DATA, AND
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, AND
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  The following portions of the 1993 Annual Report to Shareholders (filed as Exhibit 13 to this filing) are hereby incorporated by reference.

  "Financial and Operating Statistics" for selected financial data of the Company. The comparability of data between years is affected by the acquisition of Associated Natural Gas Company in June, 1988.
  "Management's Discussion and Analysis of Financial Condition and Results of Operations."
  The consolidated financial statements as detailed in item 14 (a)(1) below.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  There have been no changes in or disagreements with accountants on accounting and financial disclosure.
                                          PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  The definitive proxy statement to holders of the Company's common stock in connection with the solicitation of proxies to be used in voting at the Annual Meeting of Shareholders on May 25, 1994 (the 1994 Proxy Statement), is hereby incorporated by reference for the purpose of providing information about the identification of directors. Refer to the sections "Election of Directors" and "Security Ownership of Nominees and Executive Officers" for information concerning the directors.
  Information concerning executive officers is presented in Part I, Item 4 of this Form 10-K.
ITEM 11.  EXECUTIVE COMPENSATION

  The 1994 Proxy Statement is hereby incorporated by reference for the purpose of providing information about executive compensation. Refer to the section "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The 1994 Proxy Statement is hereby incorporated by reference for the purpose of providing information about security ownership of certain beneficial owners and management. Refer to the section "Security Ownership of Nominees and Executive Officers" of the proxy statement for information about security ownership of certain beneficial owners and management.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The 1994 Proxy Statement is hereby incorporated by reference for the purpose of providing information about related transactions. Refer to the section "Security Ownership of Nominees and Executive Officers" and "Compensation Committee Interlocks and Insider Participation" for information about transactions with members of the Company's Board of Directors.

                                           PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)(1) The following consolidated financial statements of the Company and its subsidiaries, included with its 1993 Annual Report to Shareholders (filed as Exhibit 13 to this filing) and the report of independent auditors on such report are hereby incorporated by reference:

  Report of Independent Auditors.

  Consolidated Balance Sheets as of December 31, 1993 and 1992.

  Consolidated Statements of Income for the years ended December 31, 1993, 1992 and 1991.

  Consolidated Statements of Cash Flows for the years ended December 31, 1993, 1992 and 1991.

  Consolidated Statements of Retained Earnings for the years ended December 31, 1993, 1992 and 1991.

  Notes to Consolidated Financial Statements, December 31, 1993, 1992 and
  1991.

   (2) The following financial statement schedules for the years 1993, 1992 and 1991 are submitted herewith:


                                                              PAGE
                                                            REFERENCE
                                                            ---------

      Report of Independent Auditors on Supporting
      Schedules as of December 31, 1993, 1992 and 1991,
      and for the years then ended                                18

 V.   Property, Plant and Equipment for the years ended
      December 31, 1993, 1992 and 1991.                           19

VI.   Accumulated Depreciation, Depletion and Amortization
      of Property, Plant and Equipment for the years ended
      December 31, 1993, 1992 and 1991                            20

IX.   Short-Term Borrowings for the years ended
      December 31, 1993, 1992 and 1991.                           21

 X.   Supplementary Income Statement Information for
      the years ended December 31, 1993, 1992 and 1991            22


All other schedules are omitted because they are not required, inapplicable, or the information is otherwise shown in the financial statements or notes thereto.

  (3) The exhibits listed on the accompanying Exhibit Index (pages 23 -
25) immediately following the financial statement schedules are filed as part of, or incorporated by reference into, this Report.

    (b) Reports on Form 8-K:
            No reports on Form 8-K were filed during the quarter ended December 31, 1993. The Company filed on January 17, 1994, a Current Report on Form 8-K reporting that the Arkansas Public Service Commission issued an order on November 29, 1993, in a three-year-old gas cost case involving purchases by Arkansas Western under a long-term gas purchase contract with SEECO. The order found Arkansas Western's purchases under the contract in question to be in violation of an Arkansas statute requiring that gas purchases be made "from the lowest or most advantageous market." The order found that the price paid by Arkansas Western to its affiliate was too high, determined that purchases under the contract should be indexed to an "appropriate market price", but stated that "additional evidence is necessary in order to determine the most equitable pricing methodology" and "the parties should provide testimony on any premium that should be attached to the published price to reflect Arkansas Western's gas requirements." The Commission scheduled a public hearing on these issues to begin on January 18, 1994.
            Additionally, as reported on the Form 8-K, a class action refund complaint was filed against Arkansas Western in December, 1993, asking the APSC to order Arkansas Western to refund amounts related to gas costs collected from its customers since 1978. The claim purports to be a class action, although no Arkansas law specifically authorizes the pursuit of class action complaints before the APSC. The complaint is based on the APSC's order discussed above. The complaint requests that the Commission order Arkansas Western to refund its ratepayers and customers at least $14 million per year since 1978 or $210 million or the amount by which the rates charged have exceeded the amount reasonably justified by the rules of the APSC and the statutes of Arkansas. The complaint does not explain how the refund amount was calculated, and no refund amount can be calculated from the order because the order made no finding as to the appropriate price. In the order issued by the APSC, it was reiterated that refunds were not at issue in this docket and that Arkansas Western's gas purchasing practices, affiliate transactions, gas costs and gas cost allocation practices were being addressed on a prospective basis only. The Registrant believes the complaint is frivolous.
            The Company filed on January 19, 1994, a current report on Form 8-K reporting that Vesta Energy Company ("Vesta") filed on December 21,
      1993, and amended on January 6, 1994, a complaint in the Federal
      District Court for the Northern District of Oklahoma against the Registrant, four of its subsidiaries, and the NOARK Pipeline System.
      The complaint makes several allegations and generally claims that the defendants induced Vesta to enter into a contract to transport 50,000 Million British Thermal Units (MMBtu) of gas per day on NOARK and a separate contract to purchase 25,000 MMBtu per day of the total from two of the Registrant's subsidiaries through a series of false representations. On February 17, 1994, Vesta requested permission to amend its complaint a second time to allege anti-trust violations under the Sherman Act. Vesta is seeking rescission of the contracts, actual damages in excess of $1.0 million and punitive damages in excess of $1.0 million. The Registrant believes that Vesta's claim is wholly without merit and in February, 1994, NOARK and the Registrant filed separate lawsuits against Vesta in state and federal courts in Arkansas seeking enforcement of the contracts and damages.

                                         SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THE REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          SOUTHWESTERN ENERGY COMPANY
                                          ---------------------------
                                                  (Registrant)

                                          BY: /s/ STANLEY D. GREEN
                                             ------------------------
                                                  Stanley D. Green,
Dated:  March 25, 1994                  Executive Vice President - Finance
                                          and Corporate Development, and
                                               Chief Financial Officer


  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON MARCH 25, 1994.


    /s/ CHARLES E. SCHARLAU
- -------------------------------           Director, Chairman, and
        Charles E. Scharlau               Chief Executive Officer


    /s/ STANLEY D. GREEN                  Executive Vice President -
- -------------------------------           Finance and Corporate Development,
        Stanley D. Green                  and Chief Financial Officer


    /s/ GREGORY D. KERLEY                 Vice President - Treasurer
- --------------------------------          and Secretary, and
        Gregory D. Kerley                 Chief Accounting Officer


    /s/ E. J. BALL                        Director
- --------------------------------
        E. J. Ball

    /s/ JAMES B. COFFMAN                  Director
- --------------------------------
        James B. Coffman

    /s/ JOHN PAUL HAMMERSCHMIDT           Director
- --------------------------------
        John Paul Hammerschmidt

    /s/ CHARLES E. SANDERS                Director
- --------------------------------
        Charles E. Sanders


  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

                                       Not Applicable

                     REPORT OF INDEPENDENT AUDITORS ON SUPPORTING SCHEDULES
            AS OF DECEMBER 31, 1993, 1992, AND 1991 AND FOR THE YEARS THEN ENDED




To the Board of Directors and Shareholders of Southwestern Energy Company:
     We have audited in accordance with generally accepted auditing standards the financial statements included in Southwestern Energy Company's 1993 Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 7, 1994. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index above are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN & CO.

Tulsa, Oklahoma
February 7, 1994
                                             18

                                             SCHEDULE V


                              SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                              --------------------------------------------

                                    PROPERTY, PLANT AND EQUIPMENT
                                    -----------------------------

                        FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                        ----------------------------------------------------
                                          (in thousands)

                                    Balance at                                                              Balance
                                    Beginning         Additions         Retirements                         at End
   Classification                   of Period         at Cost           or Sales        Transfers           of Period
   --------------                   --------          -------           -----------     ---------           ---------
For the year ended
 December 31, 1993:

  Gas and oil properties             $338,062          $37,337           $   118           $ -               $375,281
  Gas distribution systems            146,837           19,892             1,286             -                165,443
  Gas in underground storage           46,290               -              9,119             -                 37,171
  Other                                13,040            1,990               346             -                 14,684
                                     --------          -------           -------           ------            --------
                                     $544,229          $59,219           $10,869           $ -               $592,579
                                     --------          -------           -------           ------            --------
                                     --------          -------           -------           ------            --------
For the year ended
 December 31, 1992:

  Gas and oil properties            $307,261          $30,772           $  (29)           $  -              $338,062
  Gas distribution systems           136,267           12,188            1,634               16              146,837
  Gas in underground storage          41,858            4,432               -                -                46,290
  Other                               11,131            1,949               24              (16)              13,040
                                    --------          -------           -------           ------            --------
                                    $496,517          $49,341           $1,629            $  -              $544,229
                                    --------          -------           -------           ------            --------
                                    --------          -------           -------           ------            --------

For the year ended
 December 31, 1991:

  Gas and oil properties            $276,979          $30,309           $   27            $  -              $307,261
  Gas distribution systems           129,541            7,856            1,236              106              136,267
  Gas in underground storage          42,293              -                435               -                41,858
  Other                               10,702              723              188             (106)              11,131
                                    --------          -------           -------           ------            --------
                                    $459,515          $38,888           $1,886            $  -              $496,517
                                    --------          -------           -------           ------            --------
                                    --------          -------           -------           ------            --------

                                                SCHEDULE VI

                                SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                                --------------------------------------------
                             ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                             ----------------------------------------------------
                                       OF PROPERTY, PLANT AND EQUIPMENT
                                       --------------------------------
                             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             ----------------------------------------------------
                                                (in thousands)

                                              Additions Charged To         Retirements
                                              --------------------         -----------
                                                                                   Salvage
                                Balance at    Costs                                Net of                 Balance
                                Beginning      and        Other       Original     Removal                at End
         Classification         of Period    Expenses   Accounts (1)    Cost        Costs    Transfers   of Period
         --------------       -----------    --------   ------------  --------     -------   ---------   ---------
For the year ended
  December 31, 1993:

 Gas and oil properties       $120,841       $25,630       $   -      $   -          $  -      $  -       $146,471
 Gas distribution systems       49,748         4,564          763        939           138        -         54,274
 Other                           4,360           750          295        201             -        -          5,204
                              --------       -------        -----     ------         -----     ----      ---------
                              $174,949       $30,944       $1,058     $1,140          $138      $ -       $205,949
                              --------       -------        -----     ------         -----     ----      ---------
                              --------       -------        -----     ------         -----     ----      ---------

For the year ended
  December 31, 1992:

 Gas and oil properties       $101,784       $19,057        $   -     $   -          $  -      $ -       $120,841
 Gas distribution systems       46,240         4,213          698      1,488           85        -         49,748
 Other                           3,466           610          297         13            -        -          4,360
                              --------       -------        -----     ------         -----     ----      --------
                              $151,490       $23,880        $ 995     $1,501         $ 85      $ -       $174,949
                              --------       -------        -----     ------         -----     ----      --------
                              --------       -------        -----     ------         -----     ----      --------

For the year ended
  December 31, 1991:

 Gas and oil properties       $ 88,014       $13,770        $   -     $   -          $  -      $ -       $101,784
 Gas distribution systems       42,597         3,978          631      1,054           79        9         46,240
 Other                           2,715           500          262          2            -       (9)         3,466
                              --------       -------        -----     ------         -----     ----      --------
                              $133,326       $18,248        $ 893     $1,056         $ 79      $ -       $151,490
                              --------       -------        -----     ------         -----     ----      --------
                              --------       -------        -----     ------         -----     ----      --------

(1) Represents primarily amounts for depreciation on transportation equipment which is charged to operating and general expense and other accounts on the basis of transportation equipment usage, and amortization of an acquisition adjustment which is charged to other income and expense.

                                       20

                                                                 SCHEDULE IX


                         SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                         --------------------------------------------
                                   SHORT-TERM BORROWINGS
                                   ---------------------
                    FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                    ----------------------------------------------------
                            (in thousands except percentages)

                                                                          Maximum       Average       Weighted
                           Category of                     Weighted       Amount        Amount        Average
                            Aggregate         Balance      Average      Outstanding   Outstanding   Interest Rate
                           Short-Term         at End       Interest      During the    During the     During the
                          Borrowings(1)      of Period       Rate         Period        Period        Period (2)
                         --------------      ---------      -------   --------------  -----------   --------------
For the year ended
  December 31, 1993:
                         Payable to banks    $     -          N/A       $   -           $   -             N/A
                                             ---------      ------      --------        -------       --------
                                             ---------      ------      --------        -------       --------

For the year ended
  December 31, 1992:
                         Payable to banks    $     -          N/A        $   -          $   -             N/A
                                             ---------      ------      --------        -------       --------
                                             ---------      ------      --------        -------       --------


For the year ended
  December 31, 1991:
                         Payable to banks    $     -           N/A       $11,500        $ 6,679           5.92%
                                             ---------      ------      --------        -------       --------
                                             ---------      ------      --------        -------       --------

(1) These are borrowings under short-term agreements which bear interest at various rates at or below the prime rate. The revolving lines are either cancellable by the banks involved at any time or renewable, at the bank's option, annually.

(2)  Based on the number of days and rates at which borrowings were outstanding.


                               SCHEDULE X



               SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
               --------------------------------------------

                SUPPLEMENTARY INCOME STATEMENT INFORMATION
                ------------------------------------------

           FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
           ----------------------------------------------------


                                               1993      1992      1991
                                             -------   -------   -------
                                                  (in thousands)

Taxes, other than income taxes:
  Ad valorem taxes                           $1,120    $1,071    $  997
  Privilege taxes                               110       122       113
  Severance taxes                               436       499       490
  Other, primarily payroll taxes              1,641     1,478     1,441
  Less amounts charged to other accounts        (26)      (26)      (24)
                                             -------   -------   -------

Taxes, other than income taxes               $3,281    $3,144    $3,017
                                             -------   -------   -------
                                             -------   -------   -------

Maintenance and repairs                      $4,844    $3,950    $3,764
                                             -------   -------   -------
                                             -------   -------   -------



                                          EXHIBIT INDEX

  EXHIBIT
   NO.    DESCRIPTION                                            REFERENCE
- -------   -----------                                            ---------
   3.     Articles of Incorporation and Bylaws of the Company       *

   4.     Shareholder Rights Agreement, dated May 5, 1989           (v)

          Material Contracts:

 10.1     Gas Purchase Contract between SEECO, Inc., and
          Arkansas Western Gas Company, dated July 24, 1978,
          and amended May 21, 1979                                  (i)

 10.2     Agreement between Southwestern Energy Company,
          Arkansas Western Gas Company, Arkansas Power &
          Light Company and Associated Natural Gas Company,
          dated September 1, 1987, as amended February 22,
          1988, and May 16, 1988                                    (iii), (iv)

 10.3     Gas Purchase Contract between SEECO, Inc., and
          Associated Natural Gas Company, dated
          October 1, 1990                                           (vii)

 10.4     Compensation Plans:
          (a)  Summary of Southwestern Energy Company
               Annual and Long-Term Incentive Compensation
               Plan, effective January 1, 1985, as amended
               July 10, 1989, (Replaced by Southwestern
               Energy Company 1993 Incentive Compensation Plan,
               effective January 1, 1993.                           (i), (vi)

          (b)  Summary of Southwestern Energy Company 1993
               Incentive Compensation Plan, effective
               January 1, 1993.                                      *

          (c)  Nonqualified Stock Option Plan, as amended
               July 10, 1989 (Replaced by Southwestern Energy
               Company 1993 Stock Incentive Plan, dated
               April 7, 1993).                                      (ii)

          (d)  Exploration Incentive Plan A, effective
               January 1, 1988, as amended July 10, 1989.           (vi)

          (e)  Southwestern Energy Company 1993 Stock
               Incentive Plan, dated April 7, 1993.                 (x)

          (f)  Southwestern Energy Company 1993 Stock
               Incentive Plan for Outside Directors,
               dated April 7, 1993.                                 (x)

 10.5     Southwestern Energy Company Supplemental Retirement
          Plan, adopted May 31, 1989, and Amended and Restated
          as of December 15, 1993.                                  *

 10.6     Southwestern Energy Company Supplemental Retirement
          Plan Trust, dated December 30, 1993.                      *

 10.7     Executive Severance Agreement for Charles E.
          Scharlau, effective August 4, 1989.                       (vi)

 10.8     Executive Severance Agreement for Stanley D. Green,
          effective August 4, 1989.                                 (vi)

 10.9     Executive Severance Agreement for B. Brick Robinson,
          effective August 4, 1989.                                 (vi)

 10.10    Executive Severance Agreement for Dan B. Grubb,
          effective July 8, 1992.                                   (ix)

 10.11    Consulting Agreement between the Company and J. B.
          Coffman & Associates, Inc., effective
          November 8, 1989.                                         (vi)

 10.12    Employment Agreement for Charles E. Scharlau,
          dated December 18, 1990, effective January 1, 1991.       (vii)

 10.13    Employment Agreement for Dan B. Grubb, effective
          July 8, 1992.                                             (ix)

 10.14    Form of Indemnity Agreement, between the Company and
          each officer and director of the Company, dated
          May 25, 1988 or October 9, 1991.                          (iv), (viii)

 10.15    Gas Transportation Agreement between NOARK Pipeline
          System, Limited Partnership and Arkansas Western
          Gas Company, dated February 4, 1991, and amended
          February 14, 1992.                                        (ix)

 10.16    Limited Partnership Agreement of NOARK Pipeline
          System, Limited Partnership, dated October 10, 1991,
          and amended February 24, 1993.                            (viii), (ix)

 10.17    Operating Agreement of NOARK Pipeline System,
          dated March 19, 1991.                                     (viii)

 10.18    Agreement for Sale of Partnership Interest between
          Southwestern Energy Pipeline Company and GRUBB NOARK
          Pipeline, Inc., dated July 24, 1992.                      (ix)

 13.      1993 Annual Report to Shareholders, except for those
          portions not expressly incorporated by reference into
          this report.  Those portions not expressly
          incorporated by reference are not deemed to be filed
          with the Securities and Exchange Commission as part of
          this report.                                              *

 22.      Subsidiaries of the Registrant.                           (ix)

_______________
(i) Incorporated by reference to the exhibit filed with the Company's filing on Form 10-K for the year ended December 31, 1984.

(ii) Incorporated by reference to the exhibit filed with the Company's filing on Form 10-K for the year ended December 31, 1985.

(iii) Incorporated by reference to the exhibit filed with the Company's filing on Form 10-K for the year ended December 31, 1987.

(iv) Incorporated by reference to the exhibit filed with the Company's filing on Form 10-K for the year ended December 31, 1988.

(v) Incorporated by reference to the exhibit filed with the Company's Form 8-K on May 10, 1989.

(vi) Incorporated by reference to the exhibit filed with the Company's filing on Form 10-K for the year ended December 31, 1989.

(vii) Incorporated by reference to the exhibit filed with the Company's filing on Form 10-K for the year ended December 31, 1990.

(viii) Incorporated by reference to the exhibit filed with the Company's filing on Form 10-K for the year ended December 31, 1991.

(ix) Incorporated by reference to the exhibit filed with the Company's filing on form 10-K for the year ended December 31, 1992.

(x) Incorporated by reference to the appendix filed with the Company's definitive proxy statement to holders of the Registrant's Common Stock in connection with the solicitation of proxies to be used in voting at the Annual Meeting of Shareholders on May 26, 1993.

* Exhibit filed with the Company's filing on Form 10-K for the year ended December 31, 1993.