Form 10-Q
period 1994-03-31
SOUTHWESTERN ENERGY CO
filed 1994-05-16
CIK 7332

===========================================================================

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                        -----------------------
                               FORM 10-Q

 (Mark one)
    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                           Exchange Act of 1934
               For the quarterly period ended March 31, 1994

                                   or

    [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                           Exchange Act of 1934
              For the transition period from _______ to _______

                      Commission file number 1-8246

                       SOUTHWESTERN ENERGY COMPANY
          (Exact name of registrant as specified in its charter)

            Arkansas                                  71-0205415
     (State of incorporation                       (I.R.S. Employer
         or organization)                         Identification No.)


    1083 Sain Street, P.O. Box 1408, Fayetteville, Arkansas 72702-1408
       (Address of principal executive offices, including zip code)


                             (501) 521-1141
          (Registrant's telephone number, including area code)


                                No Change
    (Former name, former address and former fiscal year; if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes: X    No:


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               Class                     Outstanding at May 5,1994
    ----------------------------         ------------------------------
    Common Stock, Par Value $.10                   25,684,110

===========================================================================

                                   PART I

                            FINANCIAL INFORMATION

                  SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                   ASSETS

                                                 March 31,    December 31,
                                                   1994           1993
                                                 ---------      ---------
                                                     ($ in thousands)
     Current Assets
       Cash                                      $     987      $     834
       Accounts receivable                          33,876         34,866
       Inventories, at average cost                  7,256          9,580
       Other                                         1,510          1,525
                                                 ---------      ---------
            Total current assets                    43,629         46,805
                                                 ---------      ---------
     Investments                                     5,191          5,661
                                                 ---------      ---------
     Property, Plant and Equipment, at cost
       Gas and oil properties, using the
         full cost method                          383,733        375,281
       Gas distribution systems                    168,457        165,443
       Gas in underground storage                   30,846         37,171
       Other                                        14,941         14,684
                                                 ---------      ---------
                                                   597,977        592,579
                                                 ---------      ---------
       Less:  Accumulated depreciation,
                depletion and amortization         215,650        205,949
                                                 ---------      ---------
                                                   382,327        386,630
                                                 ---------      ---------

     Other Assets                                    6,666          6,358
                                                 ---------      ---------





     Total Assets                                $ 437,813      $ 445,454
                                                 =========      =========


                 The accompanying notes are an integral part
                       of the financial statements.

                 SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                 March 31,     December 31,
                                                    1994           1993
                                                 ---------      ---------
                                                      ($ in thousands)
     Current Liabilities
       Current portion of long-term debt         $   3,000      $   3,000
       Accounts payable                             12,826         16,052
       Taxes payable                                11,727          6,449
       Interest payable                              2,125          1,445
       Customer deposits                             3,991          3,927
       Current portion of deferred income taxes      1,426          1,426
       Over-recovered purchased gas costs, net       2,388          4,187
       Other                                         2,435          2,211
                                                 ---------      ---------
            Total current liabilities               39,918         38,697
                                                 ---------      ---------
     Long-Term Debt, less current portion above    103,000        124,000
                                                 ---------      ---------
     Other Liabilities
       Deferred income taxes                        93,659         93,593
       Deferred investment tax credits               2,572          2,617
       Other                                         2,754          2,017
                                                 ---------      ---------
                                                    98,985         98,227
                                                 ---------      ---------
     Commitments and Contingencies

     Shareholders' Equity
       Common stock, $.10 par value; authorized
         75,000,000 shares, issued 27,738,084
         shares                                      2,774          2,774
       Additional paid-in capital                   21,231         21,231
       Retained earnings                           191,923        180,470
       Less: Unamortized cost of 22,422
               restricted shares in 1994
               and 17,447 restricted shares
               in 1993, issued under stock
               incentive plan                         301            228
             Common stock in treasury, at cost,
                2,053,974 shares                    19,717         19,717
                                                 ---------      ---------
                                                   195,910        184,530
                                                 ---------      ---------
     Total Liabilities and Shareholders' Equity  $ 437,813      $ 445,454
                                                 =========      =========

                 The accompanying notes are an integral part
                         of the financial statements.

               SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                                                Quarter Ended
                                                                  March 31,
                                                             1994           1993
                                                          ----------     ----------
                                                 ($ in thousands, except per share amounts)

     Operating Revenues
       Gas sales                                          $   62,745     $   56,715
       Oil sales                                                 529            424
       Gas transportation                                      1,219          1,304
       Other                                                     937            765
                                                          ----------     ----------
                                                              65,430         59,208
                                                          ----------     ----------
     Operating Costs and Expenses
       Purchased gas costs                                    21,294         18,291
       Operating and general                                  10,206         10,298
       Depreciation, depletion and amortization                9,426          8,439
       Taxes, other than income taxes                            979            921
                                                          ----------     ----------
                                                              41,905         37,949
                                                          ----------     ----------
     Operating Income                                         23,525         21,259
                                                          ----------     ----------
     Interest Expense                                          1,933          2,450
                                                          ----------     ----------
     Other Income (Expense)                                     (464)          (686)
                                                          ----------     ----------
     Income Before Provision for Income Taxes
       and Cumulative Effect of Accounting Change             21,128         18,123
                                                          ----------     ----------
     Income Tax Provision (Benefit)
       Current                                                 8,113          6,566
       Deferred                                                   21            185
                                                          ----------     ----------
                                                               8,134          6,751
                                                          ----------     ----------
     Income Before Cumulative Effect of Accounting Change     12,994         11,372

     Cumulative Effect of Change in Accounting
       for Income Taxes                                          -          10,126
                                                          ----------     ----------
     Net Income                                           $   12,994     $   21,498
                                                          ==========     ==========
     Weighted Average Common Shares Outstanding           25,684,110     25,684,110
                                                          ==========     ==========
     Earnings Per Share
     Income Before Cumulative Effect of Accounting Change      $ .51          $ .44
     Cumulative Effect of Change in Accounting
       for Income Taxes                                           -             .39
                                                               -----          -----
     Net Income                                                $ .51          $ .83
                                                               =====          =====

     Dividends Declared Per Share Payable 5/5/94
       and 5/5/93                                              $ .06          $ .05
                                                               =====          =====

                  The accompanying notes are an integral part
                         of the financial statements.

                 SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                       Quarter Ended
                                                         March 31,
                                                       1994        1993
                                                     --------    --------
                                                       ($ in thousands)
     Cash Flows From Operating Activities
       Net income                                    $ 12,994    $ 21,498
       Adjustments to reconcile net income to
         net cash provided by operating activities:
           Depreciation, depletion and amortization     9,496       8,509
           Deferred income taxes                           21         185
           Equity in loss of partnership                  430         647
           Cumulative effect of change in
             accounting for income taxes                   -      (10,126)
           Change in assets and liabilities:
             Decrease in accounts receivable              990       2,924
             Decrease in inventories                    2,324       1,608
             Decrease in accounts payable              (3,226)     (2,048)
             Increase in taxes payable                  5,278       6,198
             Increase in interest payable                 680       2,258
             Increase in customer deposits                 64          81
             Increase (decrease) in over-recovered
              purchased gas costs                      (1,799)      1,669
             Net change in other current assets
              and liabilities                             239       1,320
                                                     --------    --------
     Net cash provided by operating activities         27,491      34,723
                                                     --------    --------
     Cash Flows From Investing Activities
       Capital expenditures                           (11,785)    (14,311)
       Decrease in gas stored underground               6,325       2,228
       Other items                                        663         400
                                                     --------    --------
     Net cash used in investing activities             (4,797)    (11,683)
                                                     --------    --------
     Cash Flows From Financing Activities
       Change in revolving long-term debt             (21,000)    (21,500)
       Payments on other long-term debt                    -         (562)
       Cash dividends                                  (1,541)     (1,284)
                                                     --------    --------
     Net cash used in financing activities            (22,541)    (23,346)
                                                     --------    --------
     Increase (decrease) in cash                          153        (306)
     Cash at beginning of year                            834       1,122
                                                     --------    --------
     Cash at end of period                           $    987    $    816
                                                     ========    ========

                The accompanying notes are an integral part
                        of the financial statements.

               SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MARCH 31, 1994


1.   BASIS OF PRESENTATION

     The financial statements included herein are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The Company's accounting policies are summarized in the 1993 Annual Report to Shareholders, Notes to Financial Statements.

     Certain reclassifications have been made to the March 31, 1993, financial statements in order to conform with the 1994 presentation. These reclassifications had no effect on previously reported net income.

2.   SHAREHOLDERS' EQUITY

     On May 26, 1993, the shareholders approved an amendment to the Company's Articles of Incorporation increasing the number of authorized shares of common stock from 25,000,000 shares to 75,000,000 shares and reducing the par value of common stock from $2.50 per share to $.10 per share. The reduction in par value resulted in the transfer of $22,190,000 to the additional paid-in capital account from the common stock account.

     On July 8, 1993, the Company's Board of Directors declared a three-for-one stock split to be effected through the distribution of two additional common shares for each share outstanding. The additional shares were distributed on August 5, 1993, to shareholders of record at the close of business on July 20, 1993. The Company issued 18,492,056 shares of common stock, including 1,369,316 shares of additional treasury stock, in connection with the stock split. The Company also transferred $1,849,000, the amount equal to the par value of the shares issued, to the common stock account from the additional paid-in capital account. The 1993 share and per share information shown on the income statement and the 1993 balances in the Shareholders' Equity section of the balance sheet have been adjusted to reflect the change in par value and the effect of the stock split.

3.   ADOPTION OF ACCOUNTING STANDARDS

     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The recognition of the cumulative effect, through December 31, 1992, of this change in accounting increased net income in the first quarter of 1993 by $10.1 million or $.39 per share.

     The Company also prospectively adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," effective January 1, 1993. Under the prospective method of adoption of this new standard, the Company is amortizing the accumulated postretirement benefit obligation earned by employees prior to the adoption of SFAS 106 over future periods. The adoption of SFAS No. 106 did not have a material impact on the results of operations or financial condition of the Company.

4.   DIVIDEND PAYABLE

     A dividend of $.06 per share was declared April 6, 1994, payable May 5, 1994.

5.   INTEREST AND INCOME TAXES PAID

     The following table provides interest and income taxes paid during each period presented.

     Quarter Ended March 31                 1994          1993
     ---------------------------------------------------------
                                              (in thousands)

     Interest payments                    $1,845          $477
     Income tax payments                  $3,191        $1,138

                   MANAGEMENT'S DISCUSSION AND ANALYSIS

             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following updates information as to the Company's financial condition provided in the Company's Form 10-K for the year ended December 31, 1993, and analyzes the changes in the results of operations between the three month period ended March 31, 1994, and the comparable period of 1993.

RESULTS OF OPERATIONS
Net income for the three months ended March 31, 1994, was $13.0 million, or $.51 per share compared to $11.4 million, or $.44 per share, for the same period in 1993. For the twelve months ended March 31, 1994, net income was $28.7 million, or $1.12 per share, compared to $24.8 million, or $.97 per share, for the same period in 1993. Both comparisons to 1993 exclude the cumulative effect of a change in accounting for income taxes which was recorded in the first quarter of that year. There were no accounting changes or extraordinary items recorded in 1994.

The $1.6 million increase in net income, excluding in 1993 the cumulative effect of the accounting change adopted in that year, was the result of increased sales of the Company's gas production, higher prices received for that production and increased deliveries of its utility systems. These factors led to improved operating results in both of the Company's major business segments. The following tables compare operating revenues and operating income by business segment for the first three months of 1994 and 1993:

                                                             Increase
                                      1994        1993      (Decrease)
                                   ---------   ----------   ---------
 REVENUES                                     (in thousands)
 Exploration and production        $  24,944    $  22,760    $  2,184
 Gas distribution                     52,906       49,943       2,963
 Other                                    70           64           6
 Eliminations                        (12,490)     (13,559)      1,069
                                   ---------    ---------    --------
                                   $  65,430    $  59,208    $  6,222
                                   =========    =========    ========

 OPERATING INCOME
 Exploration and production        $  14,278    $  12,909    $  1,369
 Gas distribution                      9,281        8,547         734
 Corporate and other                     (34)        (197)        163
                                   ---------    ---------    --------
                                   $  23,525    $  21,259    $  2,266
                                   =========    =========    ========

Revenues of the exploration and production segment for the three months ended March 31, 1994, reflect increased volumes of gas production sold to unaffiliated purchasers. Gas production during the first quarter of 1994 was
10.3 billion cubic feet (Bcf), up 5% from 9.8 Bcf for the same period in 1993. The increase was the result of higher sales to unaffiliated purchasers from the Company's properties in both Arkansas and the Gulf of Mexico. Sales of Arkansas production to unaffiliated purchasers totaled 4.0 Bcf for the first quarter of 1994, up from 3.5 Bcf for the same period in 1993. The additional sales from Arkansas properties were primarily from wells completed in the last two years as a part of the Company's development drilling program and were generally made through the NOARK Pipeline System (NOARK), an intrastate pipeline in which the Company owns an interest. The Company sold .5 Bcf directly to transportation customers of its utility subsidiary in the first three months of 1994, compared to .7 Bcf for the same period in 1993. Sales from the Company's Gulf of Mexico properties were 1.8 Bcf for the first quarter of 1994, up from 1.4 Bcf for the same period in 1993. The increase was the result of the completion of a production platform at the Galveston Block 283 gas field late in 1993.

The Company sold 2.5 Bcf to Arkansas Western Gas Company (AWG), which operates its northwest Arkansas gas distribution system, during the first three months of 1994, flat with the same period in 1993. Associated Natural Gas Company (Associated), which operates the Company's systems in northeast Arkansas and Missouri, purchased 1.7 Bcf of the Company's gas production during the first three months of 1994, compared to 2.0 Bcf for the same period in 1993.

The Company's average sales price for its gas production was $2.36 per thousand cubic feet (Mcf) for the first quarter of 1994, up from $2.26 per Mcf for the first quarter of 1993. The increase reflected a general improvement in market prices for natural gas.

The Company's oil production increased to 39,765 barrels for the three months ended March 31, 1994, up from 22,428 barrels for the same period in 1993. The increase was due to additional production from properties acquired in Oklahoma during the first quarter of 1994.

Operating revenues of the gas distribution segment increased 6% in the first quarter of 1994, as compared to the same period in 1993. This increase was due primarily to an increase in deliveries to industrial customers and a higher average rate for sales to all classes of customers. Weather during the quarter was 2% colder than normal and 3% warmer than in the prior year. Deliveries by the Company's gas distribution systems to sales and end-use transportation customers were 12.8 Bcf for the three months ended March 31, 1994, up from 12.6 Bcf for the same period in 1993. While deliveries to industrial customers improved in 1994, deliveries to residential and commercial customers were flat as growth of 3% in the average number of customers was offset by the effect of weather which was warmer than in the prior year. AWG delivered a total of 8.1 Bcf to its sales and end-use transportation customers during the first quarter of 1994, up from 8.0 Bcf for the same period in 1993. AWG also transported 2.2 Bcf for delivery off its system to NOARK during the first quarter of 1994, up from 1.7 Bcf for the same period in 1993. Associated delivered a total of 4.7 Bcf during the first quarter of 1994, up from 4.6 Bcf for the same period in 1993.

The Company's average rate for its utility sales increased slightly during the first quarter of 1994, to $4.45 per Mcf, up from $4.39 per Mcf for the same period in 1993. The increase reflected higher prices paid for purchases of natural gas which are passed through to customers under automatic adjustment clauses.

Operating costs and expenses increased 10% in the first quarter of 1994, as compared to the same period in 1993. The increase was primarily caused by higher purchased gas costs of the Company's gas distribution systems and higher depreciation, depletion and amortization expense which resulted from the increase in gas production, as discussed above.

Total interest expense for the three months ended March 31, 1994, was down 21%, compared to the same period in 1993. The decrease primarily resulted from a decrease in the level of debt outstanding on the Company's revolving credit facilities.

The change in other income for the first quarter of 1994, as compared to the same period of 1993, relates primarily to the Company's share of the operating loss of the NOARK Pipeline System. The Company's share of NOARK's pre-tax loss included in other income was $430,000 for the three months ended March 31, 1994, as compared to $647,000 for the same period in 1993. The improvement in NOARK's pre-tax loss resulted primarily from revenue generated by an increase in volumes transported and from a favorable variance in interest expense.

The changes in the provisions for current and deferred income taxes recorded in the three month period ended March 31, 1994, as compared to the same period in 1993, resulted primarily from the level of taxable income and from the deduction of intangible drilling costs in the year incurred for tax purposes, netted against the turnaround of intangible drilling costs deducted for tax purposes in prior years. These costs are capitalized and amortized over future years for financial reporting purposes under the full cost method of accounting. The Company's capitalized costs of gas and oil properties at March 31, 1994, were well below the "ceiling" level to which costs are limited under the full cost method.

CHANGES IN FINANCIAL CONDITION
Changes in the Company's financial condition at March 31, 1994, as compared to December 31, 1993, primarily reflect the seasonal nature of the gas distribution segment of the Company's business and the related demand of the gas distribution segment for gas production of the Company's exploration and production segment.

The Company's capital expenditures for the first three months of 1994 were $11.8 million, compared to $14.3 million for the same period in 1993. The comparative decrease resulted from non-routine expenditures incurred during the first quarter of 1993 to further develop the

Company's gas storage facilities. The Company's current budget calls for capital expenditures in 1994 to increase approximately 25% from spending in 1993.

Routine capital expenditures, cash dividends and scheduled debt retirements are predominately funded through cash provided by operations. For the first three months of 1994 and 1993, net cash provided by operating activities was $27.5 million and $34.7 million, respectively, and exceeded the total of these routine requirements. The decrease in net cash provided by operating activities during the first quarter of 1994 was primarily due to the timing of both cash receipts and expenditures. The Company expects its outstanding borrowings to increase during the upcoming months of 1994 as cash generated from operations will be less than the requirements for routine capital expenditures and cash dividends due to lower levels of heating-generated revenues and seasonally higher capital expenditures resulting from favorable drilling and construction weather.

At March 31, 1994, the Company had access to $49.0 million of medium to long-term capital at or below prime lending rates through two floating rate credit facilities. Of this amount, $10.0 million was outstanding at March 31, 1993, all of which was classified as long-term debt. Subsequent to March 31, 1994, the Company replaced one of its credit facilities with a new $40.0 million revolving line of credit. As a result, the Company currently has access to $80.0 million of medium to long-term capital under revolving credit facilities. The Company also has available short-term lines of credit totaling $3.5 million, none of which was outstanding at March 31, 1994. During the first quarter of 1994, the Company's revolving long-term debt was reduced by $21.0 million, due to the increased cash flow generated by seasonally high utility revenues and increased gas production. As a result, long-term debt at March 31, 1994, accounted for 35% of the Company's capitalization, down from 41% at December 31, 1993. The Company plans to manage the debt portion of its capital structure over time through its policy of generally limiting its routine capital spending to internally generated cash or less, but expects to continue to use additional debt to address extraordinary needs or opportunities.

Accounts receivable has declined slightly since December 31, 1993, as seasonally lower gas deliveries of the gas distribution segment were partially offset by amounts due from unaffiliated purchasers of gas production from the exploration and production segment. Accounts payable has declined since December 31, 1993, due primarily to seasonally lower gas purchases of the gas distribution segment. The decrease in inventories since December 31, 1993, is primarily the result of withdrawals of gas stored underground to meet seasonal requirements in the gas distribution segment, as discussed above. Other changes in current assets and current liabilities between periods resulted primarily from the timing of expenditures.

The Company had over-recovered $2.4 million of purchased gas costs at March 31, 1994, which will be refunded to its utility customers through automatic cost of gas adjustment clauses included in its filed rate tariffs. At December 31, 1993, the Company had over-recovered purchased gas costs in the amount of $4.2 million. These amounts are classified as current liabilities.

                                 PART II

                            OTHER INFORMATION


Items 1 - 6(b)
- - --------------
No developments required to be reported under Items 1 - 6(b) occurred during the quarter ended March 31, 1994, that have not been previously reported.






















                                Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             SOUTHWESTERN ENERGY COMPANY
                                             ---------------------------
                                                      Registrant



DATE:  May 13, 1994                             /s/ GREGORY D. KERLEY
       ------------                           --------------------------
                                                  Gregory D. Kerley
                                      Vice President - Treasurer and Secretary,
                                              and Chief Accounting Officer