Form 10-Q
period 1994-06-30
SOUTHWESTERN ENERGY CO
filed 1994-08-15
CIK 7332

===========================================================================

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                        -----------------------
                               FORM 10-Q
 (Mark one)
    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                           Exchange Act of 1934
               For the quarterly period ended June 30, 1994

                                   or

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

               Class                     Outstanding at August 5,1994
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

===========================================================================

                                   PART I

                            FINANCIAL INFORMATION

                  SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                   ASSETS

                                                  June 30,    December 31,
                                                   1994           1993
                                                 ---------      ---------
                                                     ($ in thousands)
     Current Assets
       Cash                                      $     297      $     834
       Accounts receivable                          19,065         34,866
       Inventories, at average cost                  8,906          9,580
       Other                                         1,310          1,525
                                                 ---------      ---------
            Total current assets                    29,578         46,805
                                                 ---------      ---------
     Investments                                     4,662          5,661
                                                 ---------      ---------
     Property, Plant and Equipment, at cost
       Gas and oil properties, using the
         full cost method                          392,896        375,281
       Gas distribution systems                    172,877        165,443
       Gas in underground storage                   34,172         37,171
       Other                                        16,666         14,684
                                                 ---------      ---------
                                                   616,611        592,579
                                                 ---------      ---------
       Less:  Accumulated depreciation,
                depletion and amortization         224,468        205,949
                                                 ---------      ---------
                                                   392,143        386,630
                                                 ---------      ---------

     Other Assets                                    6,681          6,358
                                                 ---------      ---------





     Total Assets                                $ 433,064      $ 445,454
                                                 =========      =========


                 The accompanying notes are an integral part
                       of the financial statements.

                 SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                  June 30,     December 31,
                                                    1994           1993
                                                 ---------      ---------
                                                      ($ in thousands)
     Current Liabilities
       Current portion of long-term debt         $   3,000      $   3,000
       Accounts payable                             13,936         16,052
       Taxes payable                                 5,484          6,449
       Interest payable                              1,305          1,445
       Customer deposits                             3,860          3,927
       Current portion of deferred income taxes      1,426          1,426
       Over-recovered purchased gas costs, net         672          4,187
       Other                                         2,088          2,211
                                                 ---------      ---------
            Total current liabilities               31,771         38,697
                                                 ---------      ---------
     Long-Term Debt, less current portion above    101,900        124,000
                                                 ---------      ---------
     Other Liabilities
       Deferred income taxes                        94,646         93,593
       Deferred investment tax credits               2,517          2,617
       Other                                         3,010          2,017
                                                 ---------      ---------
                                                   100,173         98,227
                                                 ---------      ---------
     Commitments and Contingencies

     Shareholders' Equity
       Common stock, $.10 par value; authorized
         75,000,000 shares, issued 27,738,084
         shares                                      2,774          2,774
       Additional paid-in capital                   21,231         21,231
       Retained earnings                           195,217        180,470
       Less:  Unamortized cost of 22,422
                restricted shares in 1994
                and 17,447 restricted shares
                in 1993, issued under stock
                incentive plan                         285            228
              Common stock in treasury, at cost,
                2,053,974 shares                    19,717         19,717
                                                 ---------      ---------
                                                   199,220        184,530
                                                 ---------      ---------
     Total Liabilities and Shareholders' Equity  $ 433,064      $ 445,454
                                                 =========      =========

                 The accompanying notes are an integral part
                         of the financial statements.

               SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                                                Quarter Ended                Six Months Ended
                                                                   June 30,                       June 30,
                                                             1994           1993            1994           1993
                                                          ----------     ----------      ----------     ----------
                                                                 ($ in thousands, except per share amounts)
     Operating Revenues
       Gas sales                                          $   32,026     $   31,651      $   94,771     $   88,366
       Oil sales                                                 790            384           1,319            808
       Gas transportation                                      1,183          1,446           2,519          2,750
       Other                                                     606            509           1,426          1,274
                                                          ----------     ----------      ----------      ---------
                                                              34,605         33,990         100,035         93,198
                                                          ----------     ----------      ----------      ---------
     Operating Costs and Expenses
       Purchased gas costs                                     4,276          7,245          25,570         25,536
       Operating and general                                  10,414          9,839          20,620         20,137
       Depreciation, depletion and amortization                8,544          7,372          17,970         15,811
       Taxes, other than income taxes                            900            796           1,879          1,717
                                                          ----------     ----------      ----------      ---------
                                                              24,134         25,252          66,039         63,201
                                                          ----------     ----------      ----------      ---------
     Operating Income                                         10,471          8,738          33,996         29,997
                                                          ----------     ----------      ----------      ---------
     Interest Expense                                          2,120          2,283           4,053          4,733
                                                          ----------     ----------      ----------      ---------
     Other Income (Expense)                                     (490)          (476)           (954)        (1,162)
                                                          ----------     ----------      ----------      ---------
     Income Before Provision for Income Taxes
       and Cumulative Effect of Accounting Change              7,861          5,979          28,989         24,102
                                                          ----------     ----------      ----------      ---------
     Income Tax Provision (Benefit)
       Current                                                 2,094           (103)         10,207          6,463
       Deferred                                                  933          2,386             954          2,571
                                                          ----------     ----------      ----------      ---------
                                                               3,027          2,283          11,161          9,034
                                                          ----------     ----------      ----------      ---------
     Income Before Cumulative Effect of Accounting Change      4,834          3,696          17,828         15,068

     Cumulative Effect of Change in Accounting
       for Income Taxes                                           -            -                 -          10,126
                                                          ----------     ----------      ----------      ---------
     Net Income                                           $    4,834     $    3,696      $   17,828      $  25,194
                                                          ==========     ==========      ==========     ==========
     Weighted Average Common Shares Outstanding           25,684,110     25,684,110      25,684,110     25,684,110
                                                          ==========     ==========      ==========     ==========
     Earnings Per Share
     Income Before Cumulative Effect of Accounting Change      $ .18          $ .15           $ .69          $ .59
     Cumulative Effect of Change in Accounting
       for Income Taxes                                           -              -               -             .39
                                                               -----          -----           -----          -----
     Net Income                                                $ .18          $ .15           $ .69          $ .98
                                                               =====          =====           =====          =====
     Dividends Declared Per Share Payable 8/5/94
       and 8/5/93                                              $ .06          $ .06           $ .06          $ .06
                                                               =====          =====           =====          =====

                  The accompanying notes are an integral part
                         of the financial statements.

                 SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                       Six Months Ended
                                                           June 30,
                                                       1994        1993
                                                     --------    --------
                                                       ($ in thousands)
     Cash Flows From Operating Activities
       Net income                                    $ 17,828    $ 25,194
       Adjustments to reconcile net income to
         net cash provided by operating activities:
           Depreciation, depletion and amortization    18,109      15,950
           Deferred income taxes                          954       2,571
           Equity in loss of partnership                  928       1,101
           Cumulative effect of change in
             accounting for income taxes                   -      (10,126)
           Change in assets and liabilities:
             Decrease in accounts receivable           15,801      10,372
             Decrease in inventories                      674         227
             Increase (decrease) in accounts payable   (2,116)         22
             Decrease in taxes payable                   (965)       (262)
             Decrease in interest payable                (140)        (78)
             Increase (decrease) in customer deposits     (67)          9
             Increase (decrease) in over-recovered
              purchased gas costs                      (3,515)      2,863
             Net change in other current assets
              and liabilities                              92       1,425
                                                     --------    --------
     Net cash provided by operating activities         47,583      49,268
                                                     --------    --------
     Cash Flows From Investing Activities
       Capital expenditures                           (27,132)    (30,949)
       Decrease in gas stored underground               2,999       4,583
       Other items                                      1,195       1,614
                                                     --------    --------
     Net cash used in investing activities            (22,938)    (24,752)
                                                     --------    --------
     Cash Flows From Financing Activities
       Decrease in revolving long-term debt           (22,100)    (22,200)
       Payments on other long-term debt                    -         (573)
       Cash dividends                                  (3,082)     (2,568)
                                                     --------    --------
     Net cash used in financing activities            (25,182)    (25,341)
                                                     --------    --------
     Decrease in cash                                    (537)       (825)
     Cash at beginning of year                            834       1,122
                                                     --------    --------
     Cash at end of period                           $    297    $    297
                                                     ========    ========

                The accompanying notes are an integral part
                        of the financial statements.

               SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 1994

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

     Certain reclassifications have been made to the June 30, 1993, financial statements in order to conform with the 1994 presentation. These reclassifications had no effect on previously reported net income.

2.   SHAREHOLDERS' EQUITY

     On July 8, 1993, the Company's Board of Directors declared a three-for-one stock split to be effected through the distribution of two additional common shares for each share outstanding. The additional shares were distributed on August 5, 1993, to shareholders of record at the close of business on July 20, 1993. The Company issued 18,492,056 shares of common stock, including 1,369,316 shares of additional treasury stock, in connection with the stock split. The Company also transferred $1,849,000, the amount equal to the par value of the shares issued, to the common stock account from the additional paid-in capital account. The share and per share information shown on the income statement and the balances in the Shareholders' Equity section of the balance sheet have been adjusted to reflect the effect of the stock split.

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

4.   DIVIDEND PAYABLE

     A dividend of $.06 per share was declared July 8, 1994, payable August 5, 1994.

5.   INTEREST AND INCOME TAXES PAID

     The following table provides interest and income taxes paid during each period presented.

                                Three months          Six months
     Periods Ended June 30    1994       1993       1994      1993
                                         (in thousands)

     Interest payments       $3,009    $4,273      $4,854   $4,750
     Income tax payments     $7,481    $3,428     $10,672   $4,566

                   MANAGEMENT'S DISCUSSION AND ANALYSIS

             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following updates information as to the Company's financial condition provided in the Company's Form 10-K for the year ended December 31, 1993, and analyzes the changes in the results of operations between the three and six month periods ended June 30, 1994, and the comparable periods of 1993.

RESULTS OF OPERATIONS

Net income for the three months ended June 30, 1994, was $4.8 million, or $.18 per share, compared to $3.7 million, or $.15 per share, for the same period in 1993. For the six months ended June 30, 1994, net income was $17.8 million, or $.69 per share, compared to $15.1 million, or $.59 per share, for the same period in 1993. The comparison to 1993 of the six months ended June 30, 1994, excludes the cumulative effect of a change in accounting for income taxes which was recorded in the first quarter of 1993. There were no accounting changes or extraordinary items recorded in 1994.

The comparative increases in net income were primarily the result of increased sales of the Company's gas production combined with higher prices received for that production. Deliveries of the Company's utility systems during the first half of 1994 to sales and end-use transportation customers reflected the net effect of strong customer growth and weather which was colder than normal, but warmer than in the comparable period of 1993. The following tables compare operating revenues and operating income by business segment for the three and six month periods ended June 30, 1994 and 1993:

                         Quarter Ended      Six Months Ended
                            June 30,            June 30,
                         1994     1993       1994      1993
                      --------  -------    --------  -------
                                   (in thousands)
Revenues
  Exploration and
    production        $ 19,687  $16,971    $ 44,631  $39,731
  Gas distribution      23,134   22,132      76,040   72,075
  Other                     81       64         151      128
  Eliminations          (8,297)  (5,177)    (20,787) (18,736)
                      --------  -------    --------  -------
                      $ 34,605  $33,990    $100,035  $ 3,198
                      ========  =======    ========  =======
Operating Income
  Exploration and
    production        $ 10,047  $ 7,917    $ 24,325  $20,826
  Gas distribution         616      836       9,897    9,383
  Corporate expenses      (192)     (15)       (226)    (212)
                      --------  -------    --------  -------
                      $ 10,471  $ 8,738    $ 33,996  $29,997
                      ========  =======    ========  =======

Revenues of the exploration and production segment for the three and six month periods ended June 30, 1994, reflect increased volumes of gas production sold to both unaffiliated purchasers and to the Company's own gas distribution systems. Gas production during the second quarter of 1994 increased 8% to 8.7 billion cubic feet (Bcf), up from 8.1 Bcf for the same period in 1993. For the six months ended June 30, 1994, gas production was 19.0 Bcf, up from 17.9 Bcf for the same period in 1993. The increases were the result of higher sales from the Company's properties in both Arkansas and the Gulf Coast areas of Texas and Louisiana.

Sales of Arkansas production totaled 6.6 Bcf during the second quarter of 1994 and 14.8 Bcf for the six months ended June 30, 1994, compared to 6.2 Bcf and 14.2 Bcf, respectively, for the same periods in 1993. A decrease in gas production from the Fort Chaffee military reservation offset a portion of the increase in production from other Arkansas properties. Sales from Fort Chaffee were 1.1 Bcf during the second quarter of 1994 and 2.3 Bcf during the first six months of 1994, compared to 1.3 Bcf and 2.9 Bcf, respectively, for the same periods in 1993. The timing of drilling operations at Fort Chaffee has been slowed by scheduling conflicts with military training activities, but additional drilling could take place later in 1994. The increase in sales from other Arkansas properties for the first six months of 1994 as compared to 1993 was primarily the result of wells completed in the last two years as a part of the Company's development drilling program. These sales were generally made through the NOARK Pipeline System (NOARK), an intrastate pipeline in which Southwestern owns an interest. Sales of gas production from the Company's Gulf Coast properties were 1.7 Bcf for the second quarter of 1994 and 3.6 Bcf for the first six months of 1994, up from 1.6 Bcf and 2.9 Bcf, respectively, for the same periods in 1993. The increases were primarily the result of the completion of a production platform at the Galveston Block 283 gas field late in 1993 and first production from the Earl Chauvin No. 1 well, a late 1993 gas discovery in southeast Louisiana.

Requirements of the Company's gas distribution systems for storage injection caused an increase during the second quarter of 1994 in demand for system supply provided from the Company's gas production. The Company sold 1.6 Bcf to Arkansas Western Gas Company (AWG), which operates its northwest Arkansas gas distribution system, during the second quarter of 1994, up from 1.1 Bcf for the same period in 1993. The Company sold 4.1 Bcf to AWG during the first half of 1994, compared to 3.7 Bcf for the same period in 1993. Associated Natural Gas Company (Associated), which operates the Company's gas distribution system in northeast Arkansas and parts of Missouri, purchased 1.1 Bcf of the Company's gas production during the second quarter of 1994 and 2.7 Bcf during the first six months of 1994, compared to .9 Bcf and 2.9 Bcf, respectively, for the same periods in 1993.

The Company's average sales price for its gas production was $2.15 per thousand cubic feet (Mcf) for the second quarter of 1994, up from $2.04 per Mcf for the same period in 1993. The average price was $2.26 per Mcf for the first six months of 1994, up from $2.16 per Mcf for the same period of 1993. The increases reflected both a general improvement in market prices for the Company's production and increased sales under higher priced term contracts.

The Company's oil production increased to 87,703 barrels for the six months ended June 30, 1994, up from 42,750 barrels for the same period in 1993. The increase was primarily due to additional production from properties acquired in Oklahoma during the first quarter of 1994.

Operating revenues of the gas distribution segment increased 5% in the second quarter of 1994 and 6% in the six months ended June 30, 1994, both as compared to the same periods in 1993. The increases were primarily due to an increase in deliveries to industrial customers and higher average rates for sales to all classes of customers. Weather during the first half of 1994 was 1% colder than normal, but 8% warmer than in the same period of the prior year. Deliveries by the Company's gas distribution systems to sales and end-use transportation customers were 5.2 Bcf for the second quarter of 1994 and 18.0 Bcf for the six months ended June 30, 1994, compared to 5.6 Bcf and 18.2 Bcf, respectively, for the same periods of 1993. While deliveries to industrial customers improved in 1994, deliveries to residential and commercial customers decreased as growth of 3% in the average number of customers was not enough to offset the effects of weather which was warmer than in the prior year. AWG delivered a total of 11.7 Bcf to its sales and end-use transportation customers during the first half of 1994, down from 11.8 Bcf for the same period in 1993. AWG also transported 6.3 Bcf for delivery off its system during the first half of 1994, up from 5.7 Bcf for the same period in 1993. Associated delivered a total of 6.3 Bcf during the first six months of 1994, compared to 6.4 Bcf for the same period in 1993.

The Company's average utility rate increased to $4.65 per Mcf during the first half of 1994, up from $4.51 per Mcf for the same period in 1993. The increase reflected higher prices paid for purchases of natural gas which are passed through to customers under automatic adjustment clauses.

Operating costs and expenses decreased $1.1 million, or 4%, in the second quarter of 1994 and increased $2.8 million, or 4%, for the six months ended June 30, 1994, both as compared to the same periods in 1993. The decrease in the second quarter of 1994 was due primarily to lower purchased gas costs, partially offset by increases in both operating and general expenses and depreciation, depletion and amortization expense that resulted from the increase in gas production. The decrease in purchased gas costs resulted from an increase in the elimination of gas sales and gas purchases related to intercompany transactions. The intercompany sales and purchases of gas were proportionally higher in 1994 than in 1993. The increase is related to the utility segment's increase in its requirements for delivery to storage. The increase in operating costs and expenses for the six months ended June 30, 1994, was due primarily to higher depreciation, depletion and amortization expense which resulted from the increase in gas production.

Total interest expense for the six months ended June 30, 1994, was down 14%, compared to the same period in 1993. The decrease primarily resulted from a decrease in the level of debt outstanding on the Company's revolving credit facilities.

The Company's share of NOARK's pre-tax loss included in other income was $.5 million for both the second quarter of 1994 and 1993, and $.9 million for the six months ended June 30, 1994, as compared to $1.1 million for the first six months of 1993. The Company, through a subsidiary, holds a 47.33% general partnership interest in NOARK and is the pipeline's operator.

The changes in the provisions for current and deferred income taxes recorded in the three and six month periods ended June 30, 1994, as compared to the same periods in 1993, resulted primarily from the level of taxable income combined with the effects of gas storage activity and the deduction of intangible drilling costs in the year incurred for tax purposes, netted against the turnaround of intangible drilling costs deducted for tax purposes in prior years. Intangible drilling costs are capitalized and amortized over future years for financial reporting purposes under the full cost method of accounting. The Company's capitalized costs of gas and oil properties at June 30, 1994, were well below the "ceiling" level to which such costs are limited under the full cost method.

CHANGES IN FINANCIAL CONDITION
Changes in the Company's financial condition at June 30, 1994, as compared to December 31, 1993, primarily reflect the seasonal nature of the gas distribution segment of the Company's business and the related demand of the gas distribution segment for gas production of the Company's exploration and production segment.

The Company's capital expenditures for the first six months of 1994 were $27.1 million, compared to $30.9 million for the same period in 1993. The comparative decrease resulted from non-routine expenditures incurred during the first quarter of 1993 to further develop the Company's gas storage facilities and from lower expenditures in the Company's exploration and production segment in the first six months of 1994. The Company expects its rate of spending in the exploration and production segment to increase in the second half of 1994 and currently anticipates its total capital expenditures in 1994 to increase approximately 25% from spending in 1993.

Routine capital expenditures, cash dividends and scheduled debt retirements are predominately funded through cash provided by operations. For the first six months of 1994 and 1993, net cash provided by operating activities was $47.6 million and $49.3 million, respectively, and exceeded the total of these routine requirements. The decrease in net cash provided by operating activities during the first half of 1994 was primarily due to the timing of both cash receipts and expenditures. The Company expects its outstanding borrowings to increase during the upcoming months as cash generated from operations will be less than the requirements for routine capital expenditures and cash dividends due to lower levels of heating-generated revenues and seasonally higher capital expenditures resulting from favorable drilling and construction weather.

The Company has access to $80.0 million of medium to long-term capital at or below prime lending rates through two floating rate revolving credit facilities. Of this amount, $8.9 million was outstanding at June 30, 1994, all of which was classified as long-term debt. The Company also has available short-term lines of credit totaling $3.5 million, none of which was outstanding at June 30, 1994. During the first six months of 1994, the Company's revolving long-term debt was reduced by $22.1 million due to the increased level of cash flow generated by seasonally high utility revenues and increased gas production. As a result, long-term debt at June 30, 1994, accounted for 34% of the Company's capitalization, down from 41% at December 31, 1993. The Company plans to manage the debt portion of its capital structure over time through its policy of generally limiting its routine capital spending to internally generated cash or less, but expects to continue to use additional debt to address extraordinary needs or opportunities.

Accounts receivable has declined since December 31, 1993, due primarily to seasonally lower gas deliveries of the gas distribution segment. The Company's accounts payable balance has declined since December 31, 1993, due primarily to seasonally lower gas purchases of the gas distribution segment. The decrease in inventories is primarily the result of withdrawals of gas stored underground to meet seasonal requirements in the gas distribution segment. Other changes in current assets and current liabilities between periods resulted primarily from the timing of expenditures and receipts.

The Company had over-recovered $.7 million of purchased gas costs at June 30, 1994, which will be refunded to its utility customers through automatic cost of gas adjustment clauses included in its filed rate tariffs. At December 31, 1993, the Company had over-recovered purchased gas costs in the amount of $4.2 million. These amounts are classified as current liabilities.

                                  PART II

                             OTHER INFORMATION


Items 1 - 6(b)

No developments required to be reported under Items 1 - 6(b) occurred during the quarter ended June 30, 1994.


























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

                                   SOUTHWESTERN ENERGY COMPANY
                                   ---------------------------
                                            Registrant



DATE:  August 15, 1994               /s/ GREGORY D. KERLEY
                                 ------------------------------
                                       Gregory D. Kerley
                            Vice President - Treasurer and Secretary,
                                  and Chief Accounting Officer