Form 10-Q
period 1994-09-30
SOUTHWESTERN ENERGY CO
filed 1994-11-14
CIK 7332

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

                           Exchange Act of 1934
             For the quarterly period ended September 30, 1994

                                   or

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
                              Yes: X    No:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               Class                     Outstanding at November 4, 1994
    ----------------------------         -------------------------------
    Common Stock, Par Value $.10                   25,684,110

===========================================================================

                                   PART I

                            FINANCIAL INFORMATION

                  SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                   ASSETS

                                               September 30,   December 31,
                                                   1994           1993
                                                 ---------      ---------
                                                     ($ in thousands)
     Current Assets
       Cash                                      $     525      $     834
       Accounts receivable                          17,753         34,894
       Inventories, at average cost                 10,594          9,580
       Other                                         2,881          1,489
                                                 ---------      ---------

            Total current assets                    31,753         46,797
                                                 ---------      ---------
     Investments                                     3,669          5,661
                                                 ---------      ---------
     Property, Plant and Equipment, at cost
       Gas and oil properties, using the
         full cost method                          414,915        375,281
       Gas distribution systems                    177,261        165,443
       Gas in underground storage                   38,195         37,171
       Other                                        17,543         14,684
                                                 ---------      ---------
                                                   647,914        592,579
                                                 ---------      ---------
       Less:  Accumulated depreciation,
                depletion and amortization         232,723        205,949
                                                 ---------      ---------
                                                   415,191        386,630
                                                 ---------      ---------

     Other Assets                                    6,959          6,366
                                                 ---------      ---------





     Total Assets                                $ 457,572      $ 445,454
                                                 =========      =========


                 The accompanying notes are an integral part
                       of the financial statements.

                 SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                               September 30,   December 31,
                                                    1994           1993
                                                 ---------      ---------
                                                      ($ in thousands)
     Current Liabilities
       Current portion of long-term debt         $   3,000      $   3,000
       Accounts payable                             13,343         16,114
       Taxes payable                                 2,148          6,449
       Interest payable                              2,048          1,445
       Customer deposits                             3,930          3,927
       Current portion of deferred income taxes      1,426          1,426
       Over-recovered purchased gas costs, net         462          4,187
       Other                                         2,138          2,149
                                                 ---------      ---------
            Total current liabilities               28,495         38,697
                                                 ---------      ---------
     Long-Term Debt, less current portion above    127,184        124,000
                                                 ---------      ---------
     Other Liabilities
       Deferred income taxes                        96,654         93,593
       Deferred investment tax credits               2,468          2,617
       Other                                         2,949          2,017
                                                 ---------      ---------
                                                   102,071         98,227
                                                 ---------      ---------
     Commitments and Contingencies

     Shareholders' Equity
       Common stock, $.10 par value; authorized
         75,000,000 shares, issued 27,738,084
         shares                                      2,774          2,774
       Additional paid-in capital                   21,231         21,231
       Retained earnings                           195,803        180,470
       Less:  Unamortized cost of 22,422
                restricted shares in 1994
                and 17,447 restricted shares
                in 1993, issued under stock
                incentive plan                         269            228
              Common stock in treasury, at cost,
                2,053,974 shares                    19,717         19,717
                                                 ---------      ---------
                                                   199,822        184,530
                                                 ---------      ---------
     Total Liabilities and Shareholders' Equity  $ 457,572      $ 445,454
                                                 =========      =========

                 The accompanying notes are an integral part
                         of the financial statements.

               SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                                                Quarter Ended                Nine Months Ended
                                                                September 30,                  September 30,
                                                             1994           1993            1994           1993
                                                          ----------     ----------      ----------     ----------
                                                                 ($ in thousands, except per share amounts)
     Operating Revenues
       Gas sales                                          $   25,004     $   26,197      $  119,775     $  114,563
       Oil sales                                                 850            467           2,169          1,275
       Gas transportation                                      1,062          1,371           3,581          4,121
       Other                                                     892            431           2,318          1,705
                                                          ----------     ----------      ----------      ---------
                                                              27,808         28,466         127,843        121,664
                                                          ----------     ----------      ----------      ---------
     Operating Costs and Expenses
       Purchased gas costs                                     2,385          3,393          27,955         28,929
       Operating and general                                  10,048          9,395          30,668         29,532
       Depreciation, depletion and amortization                8,128          7,118          26,098         22,929
       Taxes, other than income taxes                            920            771           2,799          2,488
                                                          ----------     ----------      ----------      ---------
                                                              21,481         20,677          87,520         83,878
                                                          ----------     ----------      ----------      ---------
     Operating Income                                          6,327          7,789          40,323         37,786
                                                          ----------     ----------      ----------      ---------
     Interest Expense                                          2,275          1,915           6,328          6,648
                                                          ----------     ----------      ----------      ---------
     Other Income (Expense)                                     (593)          (354)         (1,547)        (1,516)
                                                          ----------     ----------      ----------      ---------
     Income Before Provision for Income Taxes
       and Cumulative Effect of Accounting Change              3,459          5,520          32,448         29,622
                                                          ----------     ----------      ----------      ---------
     Income Tax Provision (Benefit)
       Current                                                  (515)         1,521           9,692          7,984
       Deferred                                                1,846          2,560           2,800          5,131
                                                          ----------     ----------      ----------      ---------
                                                               1,331          4,081          12,492         13,115
                                                          ----------     ----------      ----------      ---------
     Income Before Cumulative Effect of Accounting Change      2,128          1,439          19,956         16,507

     Cumulative Effect of Change in Accounting
       for Income Taxes                                           -            -                 -          10,126
                                                          ----------     ----------      ----------      ---------
     Net Income                                           $    2,128     $    1,439      $   19,956      $  26,633
                                                          ==========     ==========      ==========     ==========
     Weighted Average Common Shares Outstanding           25,684,110     25,684,110      25,684,110     25,684,110
                                                          ==========     ==========      ==========     ==========
     Earnings Per Share
     Income Before Cumulative Effect of Accounting Change      $ .09          $ .05           $ .78          $ .64
     Cumulative Effect of Change in Accounting
       for Income Taxes                                           -              -               -             .39
                                                               -----          -----           -----          -----
     Net Income                                                $ .09          $ .05           $ .78          $1.03
                                                               =====          =====           =====          =====
     Dividends Declared Per Share Payable 11/4/94
       and 11/5/93                                             $ .06          $ .06           $ .06          $ .06
                                                               =====          =====           =====          =====

                  The accompanying notes are an integral part
                         of the financial statements.

                 SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                       Nine Months Ended
                                                         September 30,
                                                       1994        1993
                                                     --------    --------
                                                       ($ in thousands)
     Cash Flows From Operating Activities
       Net income                                    $ 19,956    $ 26,633
       Adjustments to reconcile net income to
         net cash provided by operating activities:
           Depreciation, depletion and amortization    26,307      23,139
           Deferred income taxes                        2,800       5,131
           Equity in loss of partnership                1,759       1,436
           Cumulative effect of change in
             accounting for income taxes                   -      (10,126)
           Change in assets and liabilities:
             Decrease in accounts receivable           17,141      13,050
             Increase in inventories                   (1,014)     (1,329)
             Decrease in accounts payable              (2,771)     (1,955)
             Decrease in taxes payable                 (4,301)     (1,247)
             Increase in interest payable                 603         641
             Increase in customer deposits                  3         115
             Increase (decrease) in over-recovered
              purchased gas costs                      (3,725)      2,229
             Net change in other current assets
              and liabilities                          (1,403)        547
                                                     --------    --------
     Net cash provided by operating activities         55,355      58,264
                                                     --------    --------
     Cash Flows From Investing Activities
       Capital expenditures                           (54,653)    (48,453)
       (Increase) decrease in gas stored underground   (1,024)      4,587
       Other items                                      1,452       2,286
                                                     --------    --------
     Net cash used in investing activities            (54,225)    (41,580)
                                                     --------    --------
     Cash Flows From Financing Activities
       Net increase (decrease) in revolving
         long-term debt                                 9,184     (12,400)
       Payments on other long-term debt                (6,000)       (585)
       Cash dividends                                  (4,623)     (4,109)
                                                     --------    --------
     Net cash used in financing activities             (1,439)    (17,094)
                                                     --------    --------
     Decrease in cash                                    (309)       (410)
     Cash at beginning of year                            834       1,122
                                                     --------    --------
     Cash at end of period                           $    525    $    712
                                                     ========    ========

                The accompanying notes are an integral part
                        of the financial statements.

                 SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 1994



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

          Certain reclassifications have been made to the September 30, 1993, financial statements in order to conform with the 1994 presentation. These reclassifications had no effect on previously reported net income.

     2.   ADOPTION OF ACCOUNTING STANDARD

          Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The recognition of the cumulative effect, through December 31, 1992, of this change in accounting increased net income in the first quarter of 1993 by $10.1 million or $.39 per share.

     3.   DIVIDEND PAYABLE

          A dividend of $.06 per share was declared October 5, 1994, payable November 4, 1994.

     4.   INTEREST AND INCOME TAXES PAID

          The following table provides interest and income taxes paid during each period presented.

                                         Three months        Nine months
          Periods Ended September 30     1994     1993      1994     1993
                                                  (in thousands)

          Interest payments            $1,768   $1,797     $6,622   $7,024
          Income tax payments          $2,379   $1,791    $13,051   $7,495

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following updates information as to the Company's financial condition provided in the Company's Form 10-K for the year ended December 31, 1993, and analyzes the changes in the results of operations between the three and nine month periods ended September 30, 1994, and the comparable periods of 1993.

     RESULTS OF OPERATIONS

     Net income for the three months ended September 30, 1994, was $2.1 million, or $.09 per share, compared to $1.4 million, or $.05 per share, for the same period in 1993. The third quarter operating results for 1993 included an adjustment of $1.7 million, or $.07 per share, to decrease net income and record the effect on accumulated deferred income taxes of the increase in the maximum corporate income tax rate enacted by legislation in 1993.

     The third quarter operating results for 1994 reflect the effect of an agreement with the Staff of the Arkansas Public Service Commission
     (APSC) and the Office of the Attorney General of the State of Arkansas to settle certain gas cost issues which have been outstanding before the APSC. The APSC has scheduled a hearing for December 5, 1994, to consider approval of the settlement. The issues in question involve the price of gas sold under a long-term contract between two of the Company's wholly owned subsidiaries, Arkansas Western Gas Company
     (AWG) and SEECO, Inc. Under the stipulation and agreement, the price under the contract will be referenced to a spot market index plus a premium, effective as of July 1, 1994. Accordingly, operating results for the third quarter of 1994 reflect the new pricing provision and were negatively impacted by the low spot market prices experienced
     during the quarter.   Sales under the contract were previously made at
     a higher fixed price.

     For the nine months ended September 30, 1994, net income was $20.0 million, or $.78 per share, compared to $16.5 million, or $.64 per share, for the same period in 1993. The comparison to 1993 of the nine months ended September 30, 1994, excludes the cumulative effect of a change in accounting for income taxes which was recorded in the first quarter of 1993. There were no accounting changes or extraordinary items recorded in 1994.

     The comparative increase in net income for the nine months ended September 30, 1994, was primarily the result of increased sales of the Company's gas production combined with higher prices received for that production. Deliveries of the Company's utility systems to sales and end-use transportation customers during the first nine months of 1994 reflected the net effect of strong customer growth and weather which was 1% colder than normal, but 9% warmer than in the same period of 1993. The following tables compare operating revenues and operating income by business segment for the three and nine month periods ended September 30, 1994 and 1993:

                               Quarter Ended       Nine Months Ended
                                September 30,        September 30,
                             -----------------    -------------------
                              1994      1993        1994       1993
                             -------   -------    --------   --------
                                         (in thousands)
     REVENUES
       Exploration and
         production          $16,476   $16,340    $ 61,107   $ 56,071
       Gas distribution       17,587    17,036      93,627     89,111
       Other                      76        64         227        192
       Eliminations           (6,331)   (4,974)    (27,118)   (23,710)
                             -------   -------    --------   --------
                             $27,808   $28,466    $127,843   $121,664
                             =======   =======    ========   ========
     OPERATING INCOME
       Exploration and
         production          $ 7,051   $ 8,065    $ 31,376   $ 28,891
       Gas distribution         (636)     (191)      9,261      9,192
       Corporate expenses        (88)      (85)       (314)      (297)
                             -------   -------    --------   --------
                             $ 6,327   $ 7,789    $ 40,323   $ 37,786
                             =======   =======    ========   ========

     Revenues of the exploration and production segment for the three month period ended September 30, 1994, were up slightly compared to the same period in 1993, as an increase in oil sales offset a decline in the average price received for the Company's gas production. Gas production for the quarter ended September 30, 1994, was 8.2 billion cubic feet (Bcf), flat with the same period in 1993. Revenues of the exploration and production segment for the nine months ended September 30, 1994, reflect increased volumes of gas production sold to both unaffiliated purchasers and to the Company's own gas distribution systems. For the first nine months of 1994, gas production was 27.2 Bcf, up from 26.1 Bcf for the same period in 1993. The increase was the result of higher sales from the Company's properties in both Arkansas and the Gulf Coast areas of Texas and Louisiana.

     Sales of Arkansas production totaled 6.2 Bcf during both the third quarter of 1994 and 1993, and 21.0 Bcf for the nine months ended September 30, 1994, up from 20.5 Bcf for the nine months ended September 30, 1993. Sales of gas production from the Company's Gulf Coast properties were 1.7 Bcf for the third quarter of 1994 and 5.2 Bcf for the first nine months of 1994, up from 1.6 Bcf and 4.5 Bcf, respectively, for the same periods in 1993. The increases were primarily the result of the completion of a production platform at the Galveston Block 283 gas field late in 1993 and first production from the Earl Chauvin No. 1 well, a 1993 discovery in southeast Louisiana.

     Requirements of the Company's gas distribution systems for storage injection caused an increase during the third quarter of 1994 in demand for system supply provided from the Company's gas production. The Company sold 1.7 Bcf to AWG, which operates its northwest Arkansas gas distribution system, during the third quarter of 1994, up from 1.0 Bcf for the same period in

     1993. The Company sold 5.8 Bcf to AWG during the first nine months of 1994, compared to 4.7 Bcf for the same period in 1993. Associated Natural Gas Company (Associated), which operates the Company's gas distribution system in northeast Arkansas and parts of Missouri, purchased .9 Bcf of the Company's gas production during both the third quarters of 1994 and 1993, and 3.6 Bcf during the first nine months of 1994, compared to 3.8 Bcf for the first nine months of 1993.

     The Company's average sales price for its gas production was $1.85 per thousand cubic feet (Mcf) for the third quarter of 1994, down from $1.93 per Mcf for the same period in 1993. The average price was $2.14 per Mcf for the first nine months of 1994, up from $2.09 per Mcf for the same period of 1993. The decrease in the third quarter reflected the effect of lower spot market prices. The increase in the average price for the first nine months of 1994 resulted from increased sales under higher priced term contracts.

     The Company's oil production increased to 137,182 barrels for the nine months ended September 30, 1994, up from 70,301 barrels for the same period in 1993. The increase was primarily due to additional production from properties acquired in Oklahoma during the first quarter of 1994.

     Operating revenues of the gas distribution segment increased 3% in the third quarter of 1994 and 5% in the nine months ended September 30, 1994, both as compared to the same periods in 1993. The increases were primarily due to an increase in the average utility rate.
     Weather during the first nine months of 1994 was 1% colder than normal, but 9% warmer than in the same period of the prior year. Deliveries by the Company's gas distribution systems to sales and end-use transportation customers were 4.2 Bcf for the third quarter of 1994, compared to 4.0 Bcf for the same period of 1993, and 22.2 Bcf for both the nine months ended September 30, 1994, and 1993. While deliveries to industrial customers improved in 1994, deliveries to residential and commercial customers decreased as growth of 3% in the average number of customers was not enough to offset the effects of weather which was warmer than in the prior year. AWG delivered a total of 14.5 Bcf to its sales and end-use transportation customers during the first nine months of 1994, up from 14.4 Bcf for the same period in 1993. AWG also transported 8.8 Bcf for delivery off its system during the first nine months of 1994, down from 10.3 Bcf for the same period in 1993. Associated delivered a total of 7.7 Bcf during the first nine months of 1994, down from 7.8 Bcf for the same period in 1993.

     The Company's average utility rate increased to $4.73 per Mcf during the first nine months of 1994, up from $4.66 per Mcf for the same period in 1993. The increase reflected higher prices paid for purchases of natural gas which are passed through to customers under automatic adjustment clauses.

     Operating costs and expenses increased $.8 million, or 4%, in the third quarter of 1994 and increased $3.6 million, or 4%, for the nine months ended September 30, 1994, both as compared to the same periods in 1993. The increases were due primarily to increases in operating and general expenses and depreciation, depletion and amortization expense, partially offset by lower purchased gas costs. The increase in operating and general expenses resulted primarily from increased operating costs in the gas distribution segment related to a higher level of injections of gas into storage and increased expenses related to the additional oil production. The higher depreciation, depletion and amortization expense was due to both an increase in production and an increase in the rate applied to units of gas and oil production. The decreases in purchased gas costs resulted from an increase in the elimination of gas sales and gas purchases related to intercompany transactions which were higher in 1994 than in 1993.

     The Company's share of the NOARK Pipeline System's (NOARK) pre-tax loss included in other income was $.9 million for the third quarter of 1994, as compared to $.3 million for the same period in 1993, and $1.8 million for the nine months ended September 30, 1994, as compared to $1.4 million for the first nine months of 1993. The Company, through a subsidiary, holds a 47.93% general partnership interest in NOARK and is the pipeline's operator.

     The changes in the provisions for current and deferred income taxes recorded in the three and nine month periods ended September 30, 1994, as compared to the same periods in 1993, resulted primarily from the level of taxable income combined with the effects of gas storage activity and the deduction of intangible drilling costs in the year incurred for tax purposes, netted against the turnaround of intangible drilling costs deducted for tax purposes in prior years. Intangible drilling costs are capitalized and amortized over future years for financial reporting purposes under the full cost method of accounting. The Company's capitalized costs of gas and oil properties at September 30, 1994, were well below the "ceiling" level to which such costs are limited under the full cost method.

     CHANGES IN FINANCIAL CONDITION
     Changes in the Company's financial condition at September 30, 1994, as compared to December 31, 1993, primarily reflect the seasonal nature of the gas distribution segment of the Company's business and seasonal changes in prices for gas production of the Company's exploration and production segment.

     Routine capital expenditures, cash dividends and scheduled debt retirements are predominately funded through cash provided by operations. For the first nine months of 1994 and 1993, net cash provided by operating activities was $55.4 million and $58.3 million, respectively, and exceeded the total of these routine requirements. The decrease in net cash provided by operating activities during the first nine months of 1994 was primarily due to the timing of both cash receipts and expenditures.

     The Company's capital expenditures for the first nine months of 1994 were $54.7 million, compared to $48.5 million for the same period in 1993. The comparative increase was the result of an expenditure of $12.7 million to purchase oil and gas properties during the third quarter of 1994, partially offset by non-routine expenditures incurred during the first quarter of 1993 to further develop the Company's gas storage facilities. The oil and gas properties acquired in 1994 represent interests in 15 oil and gas fields located in the Anadarko Basin of Oklahoma and have estimated proved producing reserves of approximately 25 Bcf equivalent.

     The Company has access to $80.0 million of medium to long-term capital at current market lending rates through two floating rate revolving credit facilities. Of this amount, $40.2 million was outstanding at September 30, 1994, all of which was classified as long-term debt.
     The Company also has available short-term lines of credit totaling $3.5 million, none of which was outstanding at September 30, 1994. Long-term debt at September 30, 1994, accounted for 39% of the Company's capitalization, down from 41% at December 31, 1993.

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

     The Company had over-recovered $.5 million of purchased gas costs at September 30, 1994, which will be refunded to its utility customers through automatic cost of gas adjustment clauses included in its filed rate tariffs. At December 31, 1993, the Company had over-recovered purchased gas costs in the amount of $4.2 million. These amounts were classified as current liabilities.

                                   PART II

                              OTHER INFORMATION


     Items 1 - 6(a)

     No developments required to be reported under Items 1 - 6(a) occurred during the quarter ended September 30, 1994.

     Item 6(b) - Reports on Form 8-K

     On November 8, 1994, the Company filed a current report on Form 8-K regarding an announcement made on October 31, 1994, that two of its wholly owned subsidiaries have entered into a stipulation and agreement with the Staff of the Arkansas Public Service Commission
     (APSC) and the Attorney General of the State of Arkansas to settle certain gas cost issues which have been outstanding before the APSC for almost four years. The issues in question involve the price of gas sold by one of the Company's gas producing subsidiaries under a long-term contract with the Company's utility subsidiary. Under the stipulation and agreement the price paid by the Company's utility subsidiary will be referenced to an index plus a premium. At current market prices, the new provision will result in a reduced sales price under the contract. The stipulation and agreement must be approved by the APSC before becoming effective. Subsequent to October 31, 1994, the APSC established a procedural schedule for consideration of the stipulation and agreement and set a hearing on the matter for December 5, 1994.







                                  Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SOUTHWESTERN ENERGY COMPANY
                                      ---------------------------
                                              Registrant



     DATE: November 14, 1994               /s/ GREGORY D. KERLEY
           -----------------               ----------------------
                                             Gregory D. Kerley
                                  Vice President - Treasurer and Secretary,
                                       and Chief Accounting Officer