Form 10-K
SOUTHWESTERN ENERGY CO
filed 1995-03-31
CIK 7332

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549
                           ------------------------

                                   FORM 10-K
(Mark one)
[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)
            For the fiscal year ended  December 31, 1994
                                      ------------------
                                            or
[ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 (No fee required)
             For the transition period from ______________ to ______________

                 Commission file number    1-8246
                                        ------------

                          SOUTHWESTERN ENERGY COMPANY
              (Exact name of registrant as specified in charter)

           ARKANSAS                                         71-0205415
       ---------------------------------                  ----------------
         (State or other jurisdiction of                  (I.R.S. Employer
          incorporation or organization)                 Identification No.)

1083 Sain Street, Fayetteville, Arkansas           72703
----------------------------------------       --------------
(Address of principal executive offices)             (Zip Code)

       Registrant's telephone number, including area code (501) 521-1141
                                                          --------------

       Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange on
       Title of each class                     which registered
       -------------------                  -----------------------
Common Stock - Par Value $.10               New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act:  None

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __________

      The aggregate market value of the voting stock held by non-affiliates of the Registrant was $351,357,014 based on the New York Stock Exchange - Composite Transactions closing price on March 24, 1995 of $13.875.

      The number of shares outstanding as of March 24, 1995, of the Registrant's common stock, par value $.10, was 25,607,365.

                      DOCUMENTS INCORPORATED BY REFERENCE

       Documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) Annual Report to holders of the Registrant's common stock for fiscal year ended December 31, 1994 - PARTS I, II, and IV; and (2) definitive proxy statement to holders of the Registrant's common stock in connection with the solicitation of proxies to be used in voting at the Annual Meeting of Shareholders on May 31, 1995 - PART III.

================================================================================

                          SOUTHWESTERN ENERGY COMPANY

                                   FORM 10-K

                                 ANNUAL REPORT

                     FOR THE YEAR ENDED DECEMBER 31, 1994

                               TABLE OF CONTENTS

                                               PART I
                                                                                                    Page
                                                                                                    ----
Item 1.   Business ...............................................................................    1

          Natural gas and oil exploration and production .........................................    1

          Natural gas gathering, transmission and distribution ...................................    4

          Real estate development ................................................................    9

          Employees ..............................................................................    9

          Industry segment and statistical information ...........................................    9

Item 2.   Properties .............................................................................    9

Item 3.   Legal Proceedings ......................................................................   10

Item 4.   Submission of Matters to a Vote of Security Holders ....................................   11

          Executive Officers of the Registrant ...................................................   11

                                           PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters ..................   12

Item 6.   Selected Financial Data ................................................................   12

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations ..   12

Item 8.   Financial Statements and Supplementary Data ............................................   12

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ...   12


                                           PART III

Item 10.  Directors and Executive Officers of the Registrant .....................................   12

Item 11.  Executive Compensation .................................................................   12

Item 12.  Security Ownership of Certain Beneficial Owners and Management .........................   12

Item 13.  Certain Relationships and Related Transactions .........................................   13

                                           PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K ........................   13

                                    PART I
ITEM 1.  BUSINESS

    Southwestern Energy Company (the Company) is a diversified natural gas company which conducts its primary activities through four wholly owned subsidiaries. The Company operates principally in the exploration and production segment, the gas distribution segment and the gas transmission segment of the natural gas industry. The Company was incorporated on July 2, 1929, under the laws of the state of Arkansas. The Company operates an integrated natural gas gathering, transmission and distribution system in northwest Arkansas, and natural gas distribution systems in northeast Arkansas and parts of Missouri. The nature of the Company's natural gas transmission and distribution operations changed in 1992 when a new 258 mile long intrastate pipeline in which the Company owns an interest commenced operations. The intrastate pipeline crosses three interstate pipelines and ties the Company's distribution and gathering pipeline systems in northwest Arkansas to its distribution systems in northeast Arkansas and southeast Missouri. The Company also serves as operator of the pipeline. In 1943, the Company commenced a program of exploration for and development of natural gas reserves in Arkansas for supply to its utility customers. In 1971, the Company initiated an exploration and development program outside Arkansas, unrelated to the utility requirements. Since that time, the Company's exploration and development activities outside Arkansas have expanded. The exploration, development and production activities are a separate, primary business of the Company. The Company is an exempt holding company under the Public Utility Holding Company Act of 1935.

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

NATURAL GAS AND OIL EXPLORATION AND PRODUCTION

    Substantially all of the Company's exploration and production activities and reserves are concentrated in the Arkoma Basin of Arkansas and the Gulf Coast areas of Texas and Louisiana. At December 31, 1994, the Company had proved natural gas reserves of 316.1 billion cubic feet (Bcf) and proved oil reserves of 1,231 thousand barrels (MBbls). Revenues of the exploration and production subsidiaries are predominately generated from production of natural gas. The Company's gas production increased for the seventh consecutive year in 1994, totaling 37.7 Bcf, up 6% from 35.7 Bcf in 1993. Sales of gas production accounted for 96% of total operating revenues for this segment in 1994, 98% in 1993, and 96% in 1992. SEECO's largest customer for sales of its gas production was the Company's utility subsidiary. Sales to unaffiliated purchasers by both SEECO and SEPCO have increased significantly, however, during the last few years primarily as a result of higher production from Arkansas properties and from properties in the Gulf Coast areas. Sales to unaffiliated purchasers accounted for 63% of total gas volumes sold by the exploration and production segment in 1994, 64% in 1993, and 55% in 1992.

    Gas volumes sold by SEECO to Arkansas Western for its northwest Arkansas division (AWG) were approximately 8.8 Bcf in 1994, 7.1 Bcf in 1993 and 7.2 Bcf in 1992. Through these sales, SEECO furnished approximately 64% of the northwest Arkansas system's requirements in 1994 and 50% in both 1993 and 1992. The increase in 1994 was due largely to increased storage injections and higher volumes resulting from a settlement reached to resolve certain gas cost issues before the Arkansas Public Service Commission (APSC). The settlement, which involved the price of gas sold under a long-term contract between SEECO and AWG, is hereafter referred to as "the gas cost settlement", and is discussed more fully below. SEECO also delivered approximately 1.5 Bcf in 1994, 2.2 Bcf in 1993 and 2.8 Bcf in 1992 directly to certain large business customers of AWG through a transportation service of the utility subsidiary that became effective in October, 1991. Most of the sales to AWG are pursuant to a twenty-year contract between SEECO and AWG entered into in July, 1978, under which the price had been frozen since 1984. This contract was amended in 1994 as a result of the gas cost settlement. The settlement became effective July 1, 1994, and calls for sales under the contract to take place at a price which is equal to a spot market index plus an additional premium. The settlement results in a lower contract price based on current market conditions. That effect is offset in part by provisions which allow additional volumes to be sold under the contract. The amended contract provides for volumes equal to the historical level of sales under the contract to be sold at the spot market index plus a premium of $.95 per Mcf, while any incremental sales volumes will receive a premium of $.50 per Mcf. In 1994, approximately 8.1 Bcf (net to the Company's interest) was sold under the contract compared to approximately 6.0 Bcf in 1993. Other significant terms of the settlement prevent any of the parties thereto from asking for refunds, transfer certain of AWG's storage facilities to SEECO, and prohibits AWG from filing a rate case before January, 1996. In addition to this contract, SEECO also sells gas to AWG under newer long-term contracts with flexible pricing provisions and under short-term spot market arrangements. SEECO's sales to AWG accounted for approximately 32%, 31% and 45% of total exploration and production revenues in 1994, 1993 and 1992, respectively.

    SEECO's sales to Associated Natural Gas Company (Associated), a division of Arkansas Western which operates natural gas distribution systems in northeast Arkansas and parts of Missouri, were 5.1 Bcf in 1994, 5.7 Bcf in 1993 and 4.3 Bcf in 1992. These deliveries accounted for approximately 58% of Associated's total requirements in 1994, 67% in 1993 and 56% in 1992. These sales represented 14% of total exploration and production revenues in 1994, 15% in 1993 and 14% in 1992. Deliveries to Associated decreased in 1994 due to warmer weather in the heating season and increased in 1993 primarily due to colder heating weather and storage requirements during the summer months. Effective October, 1990, SEECO entered into a ten-year contract with Associated to supply its base load system requirements at a price to be redetermined annually. Deliveries under this contract were made at a price of $1.90 per thousand cubic feet (Mcf) from inception of the contract through the first nine months of 1993, increased to $2.385 per Mcf for the contract period ended September 30, 1994, and are currently being made at a price of $2.20 per Mcf.

    In 1990, SEECO completed the initial mapping and engineering phases of a multi-year geological field study of the Arkoma Basin of Arkansas. The product developed was an extensive database and geologic interpretations of the distribution of gas-bearing sands in the region and resulted in the identification of 69.7 Bcf of proved undeveloped reserves that were added to the Company's base of proved reserves. At December 31, 1994, after transfers and revisions, the remaining proved undeveloped reserves identified by the study were 46.4 Bcf. The data base developed is continually updated by drilling activity and serves as the guide for a development drilling program that the Company plans to continue over the next several years. The development drilling program added 22.2 Bcf in 1994, 27.0 Bcf in 1993, and 22.5 Bcf in 1992 of new natural gas reserve additions and resulted in the transfer of 3.0 Bcf in 1994,
2.6 Bcf in 1993, and 8.7 Bcf in 1992 from the proved undeveloped category to the proved developed category. SEECO participated in a total of 97 development wells during 1994 with a completion rate of 72%. SEECO expects the number of wells it participates in to increase during 1995, but due to anticipated lower working interests, expects the number of wells net to the Company's interest to remain approximately the same as 1994. SEECO's sales to unaffiliated purchasers increased to 10.7 Bcf in 1994, from
10.0 Bcf in 1993 and 4.7 Bcf in 1992. The increase in both years resulted from the Company's development drilling program. At present, SEECO's contracts for sales of gas to unaffiliated customers consist of short-term sales made to customers of AWG's transportation program and spot sales into markets away from AWG's distribution system. These sales are subject to seasonal price swings. In the past, the Company's ability to enter into sales arrangements with unaffiliated customers has generally been constrained by a lack of pipeline transportation to markets away from the Arkoma Basin. Initiatives of the FERC to restructure the natural gas interstate pipeline service rules through its Order No. 636 series have improved and should continue to improve the Company's ability to market its existing and potential reserves. Also contributing to the increase in the ability of SEECO to market its gas to unaffiliated customers was the completion in September, 1992 of NOARK, as explained more fully below under "Natural gas gathering, transmission and distribution." SEECO's sales to unaffiliated purchases accounted for approximately 23%, 22% and 13% of total exploration and production revenues in 1994, 1993 and 1992, respectively.

    At December 31, 1994, the gas reserves of SEPCO were located primarily in the states of Arkansas, Oklahoma and the Gulf Coast areas of Texas and Louisiana, while its oil reserves were located primarily in Oklahoma and the Gulf Coast areas of Louisiana and Texas. SEPCO holds about 26% of the Company's natural gas reserves and all of its oil reserves. SEPCO's gas sales increased to
13.1 Bcf in 1994, from 12.9 Bcf in 1993 and 9.6 Bcf in 1992. The increased production since 1992 was primarily from properties located in the Gulf Coast areas of Texas and Louisiana. The increase in 1994 was the result of the completion of a production platform at the Galveston Block 283 gas field late in 1993 and first production from the Earl Chauvin No. 1 well, a 1993 discovery in southeast Louisiana. The increase in 1993 was primarily the result of the completion of a production platform at Brazos Block 397 and the start of production in November 1993 from Galveston Block 283. The Company's production from the Gulf Coast areas is sold under contracts which reflect current short-term prices and which are subject to seasonal price swings. The Company curtailed part of its gas production during 1992 when sales prices were deemed below acceptable levels. Oil production was 200 MBbls in 1994, compared to 97 MBbls in 1993, and 120 MBbls in 1992. The increase in oil production in 1994 primarily resulted from the acquisition of certain Oklahoma producing properties during the year. The Company's exploration program has been directed almost exclusively toward natural gas in recent years. The Company plans to continue to concentrate on developing gas reserves, but will also selectively seek opportunities to participate in projects oriented toward oil production. Over the long-term, however, oil sales are not expected to account for a significant part of the Company's future revenues. SEPCO's gas and oil sales accounted for approximately 33% of total exploration and production operating revenues in 1994 and 1993, and 31% in 1992.

    In 1989, SEPCO purchased at oral auction 11,000 undrilled acres containing 17 separate drilling units on the Fort Chaffee military reservation of western Arkansas. The total cost of this acreage was approximately $11.0 million. To date, the Company has drilled or participated in eight wells at Fort Chaffee that have discovered an estimated 47.0 Bcf of new gas reserves, net to the Company's interest. The Company is currently in the process of testing a well recently drilled at Fort Chaffee. Sales of gas production from Fort Chaffee totaled 4.3 Bcf in 1994, 5.1 Bcf in 1993 and 5.8 Bcf in 1992. The decrease is a result of the natural decline in the productive capability of these properties. Conflicts with military training activities have limited SEPCO's drilling operations at Fort Chaffee. The Company has attempted to work with the military to improve work schedules and operating restrictions, but those efforts have been to little avail even though the base was scheduled for closing. As a result, Fort Chaffee will probably play a lesser role in the Company's plans.

    From late 1992 through 1993 sales from Fort Chaffee took place under a firm sales contract for 25 million cubic feet per day (MMcfd) to an independent marketer. The gas was transported by the marketer under a firm transportation contract on NOARK. The Company met its obligation under the firm sales contract in part by providing gas supplied from SEECO's development drilling program. In late 1993, the marketer filed suit against NOARK, the Company and certain of its affiliates, seeking rescission of the firm sales and transportation contracts. Since that time, the Company has entered into its own sales arrangements covering the affected gas production. This gas production continues to be transported through NOARK at a price based on current spot market prices, net of transportation. See discussion at "Natural gas gathering, transmission and distribution" for additional information concerning the independent marketer's decision to cease honoring its contractual obligations.

    Outside Arkansas, the Company added 8.7 Bcf of new reserves in 1994 and 19.0 Bcf in 1993 from drilling. Of that total, 8.5 Bcf in 1994 and 15.2 Bcf in 1993 was from discoveries in the coastal areas of Texas and Louisiana. The Gulf Coast region continues to be the focus of most of the Company's exploration activity outside Arkansas. The Company expects in the future to continue to direct its exploration activities toward the onshore Gulf Coast.

    During 1994, the Company increased its emphasis on acquisitions of producing properties and expects that effort to continue as a supplement to its exploration and development drilling programs. The Company acquired approximately 20.6 Bcf of gas and 1,038 MBbls of oil during 1994, mostly in the Anadarko Basin of Oklahoma.

    In the natural gas and oil exploration segment, competition is encountered primarily in obtaining leaseholds for future exploration. Competition in the state of Arkansas has increased in recent years, due largely to the development of improved access to interstate pipelines. Due to the Company's significant leasehold acreage position in Arkansas and its long-time presence and reputation in this area, the Company believes it will continue to be successful in acquiring new leases in Arkansas. While improved intrastate and interstate pipeline transportation in Arkansas should increase the Company's access to markets for its gas production, these markets will generally be served by a number of other suppliers. Thus, the Company will encounter competition which may affect both the price it receives and contract terms it must offer. Outside Arkansas, the Company is less well-established and faces competition from a larger number of other producers. The Company has in recent years been successful in building its inventory of undeveloped leases and obtaining participating interests in drilling prospects outside Arkansas.

    The Company expects its 1995 capital expenditures for gas and oil exploration and development to total $55.2 million, approximately equal to the $55.4 million incurred in 1994. Most of the capital spending will be directed to the continued development of the Company's proved acreage in the Arkoma Basin and the Company's exploration program in the Gulf Coast areas of Texas and Louisiana. The Company will review this budget periodically during the year for possible adjustment depending upon cash flow projections related to fluctuating prices for oil and natural gas.

NATURAL GAS GATHERING, TRANSMISSION AND DISTRIBUTION

    The Company's natural gas distribution operations are concentrated primarily in north Arkansas and southeast Missouri. The Company serves approximately 164,000 retail customers and obtains a substantial portion of the gas they consume through its Arkoma Basin gathering facilities. The Company is also a participant in a partnership that owns the NOARK Pipeline System. The complexity of AWG's distribution operations, particularly its gathering system in the Arkoma Basin gas fields, increased significantly with the start up of NOARK. AWG provides field management services to NOARK under a contract with the partnership and AWG's gathering system delivers to NOARK a substantial part of the gas NOARK transports. The Company completed a pipeline in 1993 that connects NOARK to Associated's distribution system, tying together the Company's two primary gas distribution systems.

    Arkansas Western consists of two operating divisions. The AWG division gathers natural gas in the Arkansas River Valley of western Arkansas and transports the gas through its own transmission and distribution systems, ultimately delivering it at retail to approximately 97,000 customers in northwest Arkansas. The Associated division currently receives its gas from transportation pipelines and delivers the gas through its own transmission and distribution systems, ultimately delivering it at retail to approximately 67,000 customers primarily in northeast Arkansas and southeast Missouri. Associated, formerly a wholly owned subsidiary of Arkansas Power and Light Company, was acquired and merged into Arkansas Western, effective June 1, 1988. The Arkansas Public Service Commission (APSC) and the Missouri Public Service Commission (Missouri Commission) regulate the Company's utility rates and operations. In Arkansas, the Company operates through municipal franchises which are perpetual by state law. These franchises, however, are not exclusive within a geographic area. In Missouri, the Company operates through municipal franchises with various terms of existence.

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

    The competition from alternative fuels and, in a limited number of cases, alternative sources of natural gas has intensified in recent years as a result of the significant declines in prices of petroleum products and the deliverability surplus of natural gas experienced in the recent past. Industrial customers are most likely to consider utilization of these alternatives, as they are less readily available to commercial and residential customers. In an effort to provide some pricing alternatives to its large industrial customers with relatively stable loads, AWG offers an optional tariff to its larger business customers and to any other large business customer which shows that it has an alternate source of fuel at a lower price or that one of its direct competitors in another area has access to cheaper sources of energy. This optional tariff enables those customers willing to accept the risk of price and supply volatility to direct AWG to obtain a certain percentage of their gas requirements in the spot market. Participating customers continue to pay the nongas costs of service included in AWG's present tariff for large business customers and agree to reimburse AWG for any take-or-pay liability caused by spot market purchases on the customer's behalf. In an effort to more fully meet the service needs of larger business customers, both AWG and Associated instituted a transportation service in October, 1991, that allows such customers in Arkansas to obtain their own gas supplies directly from other suppliers. Associated has offered transportation service to its larger customers in Missouri for several years and AWG's spot market purchasing program has provided customers in northwest Arkansas with many of the benefits of transportation service. Under the programs, transportation service is available in Arkansas to any large business customer which consumes a minimum of 150,000 Mcf per year and no less than 3,000 Mcf per month. Transportation service is available in Missouri to any customer whose average monthly usage exceeds 2,000 Mcf. The minimums can be met by aggregating facilities under common ownership. A total of eleven customers are currently using the Arkansas transportation service, including three of AWG's four largest customers in northwest Arkansas and Associated's two largest customers in northeast Arkansas. In its 1991 order approving the transportation program, the APSC indicated that the program's approval would be on a one year trial basis to allow for time to gain operating experience in an effort to make improvements, if needed, in the program. Since the expiration of the first trial year, the APSC has continued to extend the program on an annual basis. The APSC has established a procedural schedule for considering during 1995 finalization of the transportation program. In addition, the public hearing will also address whether there is a need to continue AWG's spot market purchasing program. Other issues may also be raised by the parties to the proceeding.

    AWG purchases its system gas supply directly at the wellhead under long-term contracts. Purchases are made from approximately 300 working interest owners in 491 producing wells. As previously indicated, SEECO furnished approximately 64% of AWG's requirements in 1994 and 50% in both 1993 and 1992. A significant portion of the unaffiliated volumes purchased by AWG are covered by contracts which contain provisions for periodic or automatic escalation in the price to be paid. In the mid-1980's, however, AWG took steps to freeze the prices paid under those contracts containing indefinite price escalators tied to Section 102 or prices escalating under Section 103 of the NGPA. Producers under these contracts were offered an amendment freezing the price at the December, 1984 level, with a right to renegotiate in one year. AWG received acceptances from producers holding the majority of the reserves under such contracts, either accepting the amendment or agreeing to freeze the price. Since that time, the price freeze has remained in effect and AWG has continued to make payments at the frozen 1984 price levels. This price freeze also applied to purchases from SEECO under its long-term contract with AWG until the gas cost settlement became effective July 1, 1994. A significant portion of AWG's supply comes from newer, market responsive, long-term contracts which take advantage of the lower prices presently available from gas suppliers.

    At December 31, 1994, AWG had a gas supply available to its northwest Arkansas system of approximately 239 Bcf of proved developed reserves, equal to 17 times current annual usage. Of this total, approximately 113 Bcf were net reserves available from SEECO. Under the terms of the gas cost settlement, SEECO's reserves are no longer dedicated to AWG. However, a portion of these reserves are utilized to meet the annual sales volume commitment of 9.0 Bcf (gross) under the amended long-term contract with AWG. For purposes of determining AWG's available gas supply, deliveries to AWG's spot market purchasing program or transportation customers and the reserves related to those deliveries are not considered.

    During 1993, Associated renegotiated its purchase contracts with interstate pipelines in accordance with the pipeline restructuring as mandated by the Federal Energy Regulatory Commission's (FERC) Order No. 636. Prior to Order 636, Associated purchased its system supply from six interstate pipelines, SEECO and various spot market suppliers. Associated now purchases gas for its system supply from unaffiliated suppliers in the producing fields accessed by interstate pipelines and from SEECO. Purchases from SEECO are under a ten-year contract with annual price redeterminations. Purchases from unaffiliated suppliers are under firm contracts with terms between one and three years. The rates charged by these suppliers include demand components to ensure availability of gas supply, administrative fees and a commodity component which is based on spot market gas prices. Associated's gas purchases are transported through nine pipelines. The pipeline transportation rates include demand charges to reserve pipeline capacity and commodity charges based on volumes transported. Associated has also contracted with five of the interstate pipelines for storage capacity to meet its peak seasonal demands. These contracts involve demand charges based on the maximum deliverability, capacity charges based on the maximum storage quantity, and charges for the quantities injected and withdrawn.

    Over the past several years changes at the federal level have brought significant changes to the regulatory structure governing interstate sales and transportation of natural gas. The FERC's Order No. 636 series changed a major portion of the gas acquisition merchant function provided to gas distributors by interstate pipelines. AWG already obtains its supply at the wellhead directly from producers and has not been directly impacted by Order No.
636. Associated has acquired the bulk of its gas supply at the wellhead since its acquisition by AWG, but continued until Order No. 636 to purchase a portion of both its peak and base requirements from interstate suppliers. The changes mandated by Order No. 636 have placed the responsibility for arranging firm supplies of natural gas directly on local distribution companies and have, as a result, lessened the ability of Associated to purchase gas on the short-term spot market.

    As a result of pipeline deregulation, Associated has paid approximately $3.2 million in contract reformation costs and take-or-pay costs and $1.9 million in transition costs which its interstate pipeline suppliers incurred and were allowed to recover. The Company anticipates full recovery of the $1.9 million in transition costs incurred. To date, the Company has recovered, subject to refund, approximately $1.6 million of the contract reformation costs and take-or-pay costs from its utility sales customers in the state of Missouri. Of the unrecovered $1.6 million related to contract reformation costs and take-or-pay costs, $.7 million is applicable to Associated's transportation customers in the state of Missouri and $.9 million is applicable to all customers in the state of Arkansas. The Staff of the Missouri Commission (Staff) has reviewed these payments and made a recommendation that the unrecovered $.7 million related to Associated's transportation customers should be disallowed on the grounds that such recovery would constitute retroactive ratemaking. The Company disagreed with this recommendation and a hearing was held on January 31, 1995. The Company is awaiting the Missouri Commission's order.

    AWG also purchases gas from unaffiliated producers under take-or-pay contracts. Currently, the Company believes that it does not have a significant exposure to liabilities resulting from these contracts, although the Company's exposure to take-or-pay liabilities to its gas suppliers has increased in recent years as a result of a decline in its gas purchase requirements. This decline occurred because some of its large business customers converted to the transportation service offered by AWG and Associated and began to obtain their own gas supplies directly from other sources. The Company expects to be able to continue to satisfactorily manage its exposure to take-or-pay liabilities.

    As discussed earlier, Associated purchases a portion of its gas supply at the wellhead from one of the Company's gas producing subsidiaries under a long-term firm contract entered into in October, 1990. As a result of recent gas cost audits in Missouri for the two-year period ended August 31, 1992, the Staff recommended disallowance of approximately $3.1 million in gas costs incurred under this contract. This amount represents the difference between the price paid by Associated and a spot market index price for gas delivered into an interstate pipeline operating in the Arkoma Basin. The price paid by Associated under the contract was $1.90 per Mcf during the period in question. In making its recommendation, the Staff acknowledged that Associated had lowered its gas cost and saved its ratepayers money by purchasing gas from its affiliate. The Staff also acknowledged that the appropriate price for purchases made under this long-term firm contract should include a premium over the spot market price. However, a Staff consultant testified that there was insufficient data upon which to determine an appropriate premium over a spot market index for pricing purchases under this contract and that he was unable to determine what the appropriate premium should be. A hearing was held on January 31, 1995. The Company presented testimony to demonstrate that the price paid under the contract was at or below the market price for contracts with similar terms during the period in which the purchases were made. The APSC previously reviewed the costs charged to Arkansas ratepayers under this contract and found them to be proper and allowable for recovery. The Missouri Commission has not yet issued an order in this proceeding. The Staff has also audited Associated's gas purchases for the period from September, 1992 through August, 1993 and recommended no changes to the gas costs for that period.

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

    Gas distribution revenues in future years will be impacted by both customer growth and rate increases allowed by regulatory commissions. In recent years, AWG has experienced customer growth of approximately 3.5% to 4.0% annually, while Associated has experienced customer growth of 1% to 2% annually. Based on current economic conditions in the Company's service territories, the Company expects this trend in customer growth to continue. AWG and Associated pass along to customers through an automatic cost of gas adjustment clause any increase or decrease experienced in purchased gas costs. As previously mentioned, the APSC and the Missouri Commission regulate the Company's utility rates and operations. Late in 1990, the APSC and the Missouri Commission approved rate increases for the Company totaling $7.4 million annually. AWG received an increase of $5.7 million annually and Associated was awarded an increase of $.9 million annually for its Missouri properties and $.8 million annually for its system in Arkansas. Rate increase requests which may be filed in the future will depend upon customer growth, increases in operating expenses, and additional investments in property, plant and equipment. AWG is precluded from filing an application for a rate increase with the APSC prior to January 1, 1996, as a result of the gas cost settlement. The Company anticipates filing a rate increase request for AWG in early 1996 and will continue to monitor the status of returns on the systems operated by Associated and file rate cases as the need arises. AWG's rates for gas delivered to its customers are not regulated by the FERC, but its transmission and gathering pipeline systems are subject to the FERC's regulations concerning open access transportation since AWG accepted a blanket transportation certificate in connection with its merger with Associated.

    NOARK is an intrastate pipeline constructed by a limited partnership in which SWPL holds a 47.93% general partnership interest and is the pipeline's operator. NOARK's main line was completed and placed in service in September, 1992. A lateral line of NOARK that allows the Company's gas distribution segment to augment its supply to an existing market as well as supply gas to new markets was completed and placed in service in November, 1992. The 258 mile long pipeline originates near the Fort Chaffee military reservation in western Arkansas and terminates in northeast Arkansas. NOARK interconnects with three major interstate pipelines and provides additional access to markets for gas production of both the Company and other producers. Construction of an eight-mile interstate pipeline connecting NOARK to the distribution system of Associated was completed during 1993. NOARK is a public utility regulated by the APSC. The APSC established NOARK's maximum transportation rate based on its original construction cost estimate of approximately $73.0 million. Due to construction problems and the addition of a compressor station, the ultimate costs of the pipeline exceeded the original estimate by approximately $30 million. NOARK has a capacity of 141 MMcfd. In 1994, NOARK had an average daily throughput of 82 MMcfd, compared to 79 MMcfd in 1993, its first full year of operation. Arkansas Western has contracted for 41 MMcfd of firm capacity on NOARK under a ten-year transportation contract. NOARK also has a five-year transportation contract with an independent marketer to transport 50 MMcfd through NOARK on a firm basis. The Company's exploration and production segment was supplying 25 MMcfd of the volumes transported by the marketer under that agreement. In late 1993, the gas marketing company filed suit against NOARK, the Company and certain of its affiliates, and, effective January 1, 1994, ceased transporting gas under its agreement with NOARK. The complaint and subsequent filings seek rescission of the transportation contract and a contract to purchase gas from the Company's affiliates, and actual and punitive damages. The Company and NOARK both believe the suit is without merit and have filed counterclaims seeking enforcement of the contracts and damages. The Company is currently making its own sales arrangements and transporting production through NOARK which was previously purchased by the marketer.

    As a result of the developments described above, NOARK is currently incurring losses and the Company expects further losses from its equity investment in NOARK until the pipeline is able to increase its level of throughput and until improvement occurs in the competitive conditions which determine the transportation rates NOARK can charge. NOARK provides additional pipeline capacity to a portion of the Arkoma Basin in Arkansas which was not previously adequately served by pipelines offering firm transportation. NOARK competes primarily with two interstate pipelines in its gathering area. One of those elected to become an open access transporter subsequent to NOARK's start of construction. That pipeline, which was recently sold, has not offered firm transportation, but the increased availability of interruptible transportation service has intensified the competitive environment within which NOARK operates. The Company and the other partners of NOARK are currently investigating options which could improve NOARK's future financial prospects.

    The Company is subject to laws and regulations relating to the protection of the environment. The Company's policy is to accrue environmental and cleanup related costs of a non-capital nature when it is both probable that a liability has been incurred and when the amount can be reasonably estimated. The Company has no material amounts accrued at December 31, 1994. Additionally, management believes any future remediation or other compliance related costs will not have any material effect upon capital expenditures, earnings or the competitive position of the Company's subsidiaries in the segments in which they operate.

REAL ESTATE DEVELOPMENT

    A. W. Realty Company (AWR) owns an interest in approximately 170 acres of real estate, most of which is undeveloped. AWR's real estate development activities are concentrated on a 130-acre tract of land located near the Company's headquarters in a growing part of Fayetteville, Arkansas. The Company has owned an interest in this land for many years. The property is zoned for commercial, office and multi-family residential development. AWR continues to review with a joint venture partner various options for developing this property which would minimize the Company's initial capital expenditures but still enable it to retain an interest in any appreciation in value. This activity, however, does not represent a significant portion of the Company's business.

EMPLOYEES

    At December 31, 1994, the Company had 661 employees, 89 of whom are represented under a collective bargaining agreement.

INDUSTRY SEGMENT AND STATISTICAL INFORMATION

    The following portions of the 1994 Annual Report to Shareholders (filed as Exhibit 13 to this filing) are hereby incorporated by reference for the purpose of providing additional information about its business. Refer to Note 9 to the financial statements for information about industry segments and "Financial and Operating Statistics" for additional statistical information, including the average sales price per unit of gas produced and of oil produced and the average production cost per unit.

ITEM 2.  PROPERTIES

    The portions of the 1994 Annual Report to Shareholders (filed as Exhibit 13 to this filing) listed below are hereby incorporated by reference for the purpose of describing its properties.

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

    The following information is provided to supplement that presented in the 1994 Annual Report to Shareholders:

NET WELLS DRILLED DURING THE YEAR

                                  EXPLORATORY

                              PRODUCTIVE
             YEAR                WELLS        DRY HOLES       TOTAL
             ----              ----------     ---------       -----
             1994........         4.7            1.8           6.5
             1993........         2.8            4.0           6.8
             1992........         1.2            6.1           7.3

                                  DEVELOPMENT

                              PRODUCTIVE
             YEAR               WELLS         DRY HOLES       TOTAL
             ----             ----------      ---------       -----
             1994........        45.5           14.7          60.2
             1993........        37.9           10.5          48.4
             1992........        53.4           13.4          66.8

WELLS IN PROGRESS AS OF DECEMBER 31, 1994

             TYPE OF WELL                       GROSS          NET
             ------------                       -----          ---
             Exploratory....................     2.0            .5
             Development....................     6.0           1.6
                                                -----         -----
             Total..........................     8.0           2.1
                                                =====         =====

    Due to the insignificance of the Company's oil reserves and producing oil wells to its total reserves and producing wells, separate disclosure of gas and oil producing wells has not been made.

    No individually significant discovery or other major favorable or adverse event has occurred since December 31, 1994.

    During 1994, SEECO and SEPCO were required to file Form 23, "Annual Survey of Domestic Oil and Gas Reserves" with the Department of Energy. The basis for reporting reserves on Form 23 is not comparable to the reserve data included in
Note 6 to the financial statements in the 1994 Annual Report to Shareholders. The primary differences are that Form 23 reports gross reserves, including the royalty owners' share and includes reserves for only those properties where either SEECO or SEPCO is the operator.

ITEM 3.  LEGAL PROCEEDINGS

    The Company and its subsidiaries are involved in various legal proceedings arising in the ordinary course of business. While the outcome of lawsuits or other proceedings cannot be predicted with certainty, management expects these matters will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted during the fourth quarter of the fiscal year ended December 31, 1994, to a vote of security holders, through the solicitation of proxies or otherwise.

                             EXECUTIVE OFFICERS OF THE REGISTRANT

        The following is information with regard to executive officers of the
    Company:

    NAME                                    OFFICER POSITION                AGE
    ----                                    ----------------                ---
    Charles E. Scharlau ........   Chairman of the Board (since 1979),
                                   Southwestern Energy Company and          68
                                   Subsidiaries,and Chief Executive
                                   Officer (since 1968), Southwestern
                                   Energy Company.

    Dan B. Grubb ...............   President and Chief Operating            59
                                   Officer(since 1992), Director
                                   (1988-1992), Southwestern Energy
                                   Company.Chairman and Chief Executive
                                   Officer of Grubb Industries, Inc.,and
                                   Investor and Business Consultant
                                   (since 1988).  Previously, President
                                   and Chief Operating Officer, Midcon
                                   Corporation (since 1987).


    Stanley D. Green ...........   Executive Vice President - Finance       41
                                   and Corporate Development
                                   (since 1992), and Chief Financial
                                   Officer  (since 1987), Vice President
                                   - Treasurer and Secretary
                                   (since 1987), Controller (since 1981),
                                   Southwestern Energy Company and
                                   Subsidiaries.

    B. Brick Robinson ..........   Executive Vice President and Chief       64
                                   Operating Officer  (since 1988),
                                   Southwestern Energy Production
                                   Company  and SEECO, Inc. (subsidiaries
                                   of Southwestern Energy Company).
                                   Previously, various positions
                                   with Occidental Petroleum Corporation
                                   and its subsidiaries, including Vice
                                   President, Far East and Domestic
                                   Frontier Exploration,Occidental
                                   International (since 1985).

    Gregory D. Kerley ..........   Vice President - Treasurer and           39
                                   Secretary (since 1992), and Chief
                                   Accounting Officer (since 1990),
                                   Controller (since 1990), Southwestern
                                   Energy Company and Subsidiaries.
                                   Previously, Treasurer and Controller,
                                   Agate Petroleum, Inc. (since 1984).


    All officers are elected at the Annual Meeting of the Board of Directors for one-year terms or until their successors are duly elected. There are no arrangements between any officer and any other person pursuant to which he was selected as an officer. There is no family relationship between any of the named executive officers or between any of them and the Company's directors. Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is presented in the definitive Proxy Statement dated April 21, 1995, under the section entitled "Security Ownership of Directors, Nominees and Executive Officers" and is incorporated herein by reference.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The "Shareholder Information" and "Financial and Operating Statistics" sections of the 1994 Annual Report to Shareholders (filed as Exhibit 13 to this filing) are hereby incorporated by reference for information concerning the market for and prices of the Company's common stock, the number of shareholders and cash dividends paid.

    The terms of the Company's long-term debt instruments and agreements impose restrictions on the payment of cash dividends. At December 31, 1994, $121,754,000 of retained earnings was available for payment as cash dividends. These covenants generally limit the payment of dividends in a fiscal year to the total of net income earned since January 1, 1990, plus $20,000,000 less dividends paid and purchases, redemptions or retirements of capital stock during the period since December 4, 1991.

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

ITEM 6.  SELECTED FINANCIAL DATA, AND

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, AND

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following portions of the 1994 Annual Report to Shareholders (filed as Exhibit 13 to this filing) are hereby incorporated by reference.
    "Financial and Operating Statistics" for selected financial data of the Company.
    "Management's Discussion and Analysis of Financial Condition and Results of Operations."
    The consolidated financial statements as detailed in Item 14 (a)(1) below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There have been no changes in or disagreements with accountants on accounting and financial disclosure.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The definitive Proxy Statement to holders of the Company's Common Stock in connection with the solicitation of proxies to be used in voting at the Annual Meeting of Shareholders on May 31, 1995 (the 1995 Proxy Statement), is hereby incorporated by reference for the purpose of providing information about the identification of directors. Refer to the sections "Election of Directors" and "Security Ownership of Directors, Nominees and Executive Officers" for information concerning the directors.

    Information concerning executive officers is presented in Part I, Item 4 of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

    The 1995 Proxy Statement is hereby incorporated by reference for the purpose of providing information about executive compensation. Refer to the section "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The 1995 Proxy Statement is hereby incorporated by reference for the purpose of providing information about security ownership of certain beneficial owners and management. Refer to the section "Security Ownership of Directors, Nominees and Executive Officers" for information about security ownership of certain beneficial owners and management.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The 1995 Proxy Statement is hereby incorporated by reference for the purpose of providing information about related transactions. Refer to the section "Security Ownership of Directors, Nominees and Executive Officers" and "Compensation Committee Interlocks and Insider Participation" for information about transactions with members of the Company's Board of Directors.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)(1) The following consolidated financial statements of the Company and its subsidiaries, included with its 1994 Annual Report to Shareholders (filed as Exhibit 13 to this filing) and the report of independent auditors on such report are hereby incorporated by reference:

          Report of Independent Auditors.

          Consolidated Balance Sheets as of December 31, 1994 and 1993.

          Consolidated Statements of Income for the years ended December 31, 1994, 1993 and 1992.

          Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1993 and 1992.

          Consolidated Statements of Retained Earnings for the years ended December 31, 1994, 1993 and 1992.

          Notes to Consolidated Financial Statements, December 31, 1994, 1993 and 1992.

     (2) The consolidated financial statement schedules have been omitted because they are not required under the related instructions, or are inapplicable and therefore have been omitted.

     (3) The exhibits listed on the accompanying Exhibit Index (pages 15-17) are filed as part of, or incorporated by reference into, this Report.

    (b)   Reports on Form 8-K:

              A Current Report on Form 8-K was filed on November 8, 1994, regarding a news release dated October 31, 1994, announcing that two of the Company's wholly owned subsidiaries entered into a settlement with the Staff of the Arkansas Public Service Commission (APSC) and the Attorney General of the State of Arkansas regarding certain gas cost issues which had been outstanding before the APSC for almost four years. The issues in question involved the price of gas sold by one of the Company's gas producing subsidiaries under a long-term contract with the Company's utility subsidiary. Under the settlement, the price paid by the Company's utility subsidiary will be referenced to an index plus a premium. At current market prices, the new provision will result in a reduced sales price under the contract. The terms of the settlement became effective as of July 1, 1994, and were approved by the APSC on January 5, 1995. The settlement is discussed in more detail on page 2 in the "Natural gas and oil exploration and production" section of Item 1.

              A Current Report on Form 8-K was filed on March 10, 1995, regarding a news release dated February 23, 1995, announcing that the Company's Board of Directors authorized the Company to repurchase up to $30.0 million of the Company's common shares. The Company plans to buy the shares from time to time, depending on market conditions, in the open market or in private negotiated transactions. Shares repurchased will be held in treasury and may be used for general corporate purposes, including issuance under option plans. The repurchase program will continue until terminated by the Company's Board of Directors.

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

                                             SOUTHWESTERN ENERGY COMPANY
                                             ---------------------------
                                                     (Registrant)


Dated:  March 24, 1995                       BY:    /s/STANLEY D.GREEN
                                                ----------------------------
                                                      Stanley D. Green,
                                                  Executive Vice President -
                                                    Finance and Corporate
                                                      Development, and
                                                   Chief Financial Officer


  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON MARCH 24, 1995.


    /s/ CHARLES E. SCHARLAU          Director, Chairman, and
-------------------------------
      Charles E. Scharlau            Chief Executive Officer


                                     Executive Vice President -
      /s/ STANLEY D. GREEN           Finance and Corporate Development,
-------------------------------
         Stanley D. Green            and Chief Financial Officer


                                     Vice President - Treasurer
     /s/ GREGORY D. KERLEY           and Secretary, and
-------------------------------
        Gregory D. Kerley            Chief Accounting Officer


          /s/ E. J. BALL             Director
-------------------------------
            E. J. Ball


     /s/ JAMES B. COFFMAN            Director
-------------------------------
         James B. Coffman


/s/  JOHN PAUL HAMMERSCHMIDT         Director
-------------------------------
     John Paul Hammerschmidt


    /s/ CHARLES E. SANDERS           Director
-------------------------------
        Charles E. Sanders


  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

                                Not Applicable

                                 EXHIBIT INDEX
EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------

3. Articles of Incorporation and Bylaws of the Company (amended and restated Articles of Incorporation incorporated by reference to Exhibit 3 to Annual Report on Form 10-K for the year ended December 31, 1993); Bylaws of the Company, as amended (filed herewith).

4. Shareholder Rights Agreement, dated May 5, 1989 (incorporated by reference to Exhibit 1 filed with the Company's Form 8-K on May 10, 1989).

      Material Contracts:

10.1 Gas Purchase Contract between SEECO, Inc., and Arkansas Western Gas Company, dated July 24, 1978, as amended May 21, 1979, and Amended and Restated as of July 1, 1994 (filed herewith).

10.2 Agreement between Southwestern Energy Company, Arkansas Western Gas Company, Arkansas Power & Light Company and Associated Natural Gas Company, dated September 1, 1987, as amended February 22, 1988, and May 16, 1988 (original agreement and first amendment to the Agreement incorporated by reference to Exhibit 10 to Annual Report on Form 10-K for the year ended December 31, 1987; second amendment to the Agreement thereto incorporated by reference to Exhibit 10 to Annual Report on Form 10-K for the year ended December 31, 1988).

10.3 Gas Purchase Contract between SEECO, Inc. and Associated Natural Gas Company, dated October 1, 1990 (incorporated by reference to Exhibit 10 to Annual Report on Form 10-K for the year ended December 31, 1990).

10.4  Compensation Plans:

      (a) Summary of Southwestern Energy Company Annual and Long-Term Incentive Compensation Plan, effective January 1, 1985, as amended July 10, 1989 (Replaced by Southwestern Energy Company Incentive Compensation Plan, effective January 1, 1993) (original plan incorporated by reference to Exhibit 10 to Annual Report on Form 10-K for the year ended December 31, 1984; first amendment thereto incorporated by reference to Exhibit 10 to Annual Report on Form 10-K for the year ended December 31, 1989).

      (b) Summary of Southwestern Energy Company Incentive Compensation Plan, effective January 1, 1993 (incorporated by reference to Exhibit 10.4(b) to Annual Report on Form 10-K for the year ended December 31, 1993).

      (c) Nonqualified Stock Option Plan, effective February 22, 1985, as amended July 10, 1989 (Replaced by Southwestern Energy Company 1993 Stock Incentive Plan, dated April 7, 1993) (original plan incorporated by reference to Exhibit 10 to Annual Report on Form 10-K for the year ended December 31, 1985; amended plan incorporated by reference to Exhibit 10 to Annual Report on Form 10-K for the year ended December 31, 1989).

      (d) Southwestern Energy Company 1993 Stock Incentive Plan, dated April 7, 1993 (incorporated by reference to the appendix filed with the Company's definitive Proxy Statement to holders of the Registrant's Common Stock in connection with the solicitation of proxies to be used in voting at the Annual Meeting of Shareholders on May 26,
            1993).

EXHIBIT
  NO.                               DESCRIPTION
-------                             -----------

      (e) Southwestern Energy Company 1993 Stock Incentive Plan for Outside Directors, dated April 7, 1993 (incorporated by reference to the appendix filed with the Company's definitive Proxy Statement to holders of the Registrant's Common Stock in connection with the solicitation of proxies to be used in voting at the Annual Meeting of Shareholders on May 26, 1993).

10.5 Southwestern Energy Company Supplemental Retirement Plan, adopted May 31, 1989, and Amended and Restated as of December 15, 1993 (amended and restated plan incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K for the year ended December 31, 1993).

10.6 Southwestern Energy Company Supplemental Retirement Plan Trust, dated December 30, 1993 (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the year ended December 31, 1993).

10.7 Executive Severance Agreement for Charles E. Scharlau, effective August 4, 1989 (incorporated by reference to Exhibit 10 to Annual Report on Form 10-K for the year ended December 31, 1989).

10.8 Executive Severance Agreement for Stanley D. Green, effective August 4, 1989 (incorporated by reference to Exhibit 10 to Annual Report on Form 10-K for the year ended December 31, 1989).

10.9 Executive Severance Agreement for B. Brick Robinson, effective August 4, 1989 (incorporated by reference to Exhibit 10 to Annual Report on Form 10-K for the year ended December 31, 1989).

10.10 Executive Severance Agreement for Dan B. Grubb, effective July 8, 1992 (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K for the year ended December 31, 1992).

10.11 Executive Severance Agreement for Gregory D. Kerley, effective December 14, 1994 (filed herewith).

10.12 Employment Agreement for Charles E. Scharlau, dated December 18, 1990, effective January 1, 1991, as amended December 7, 1994 (original agreement incorporated by reference to Exhibit 10 to Annual Report on Form 10-K for the year ended December 31, 1990; amendment filed herewith).

10.13 Employment Agreement for Dan B. Grubb, effective July 8, 1992 (incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K for the year ended December 31, 1992).

10.14 Form of Indemnity Agreement, between the Company and each officer and director of the Company, dated May 25, 1988 or October 9, 1991 (incorporated by reference to Exhibit 10 to Annual Report on Form 10-K for the year ended December 31, 1988; and incorporated by reference to Exhibit
      10.20 to Annual Report on Form 10-K for the year ended December 31, 1991).

10.15 Gas Transportation Agreement between NOARK Pipeline System, Limited Partnership and Arkansas Western Gas Company, dated February 4, 1991, and amended February 14, 1992 (original agreement incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K for the year ended December 31, 1991; amended agreement incorporated by reference to Exhibit 10.19 to Annual Report on Form 10-K for the year ended December 31, 1992).

10.16 Limited Partnership Agreement of NOARK Pipeline System, Limited Partnership, dated October 10, 1991, and amended February 24, 1993 (original agreement incorporated by reference to Exhibit 10.23 to Annual Report on Form 10-K for the year ended December 31, 1991; amended agreement incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K for the year ended December 31, 1992).

10.17 Operating Agreement of NOARK Pipeline System, dated March 19, 1991 (incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K for the year ended December 31, 1991).

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------

10.18 Agreement for Sale of Partnership Interest between Southwestern Energy Pipeline Company and GRUBB NOARK Pipeline, Inc., dated July 24, 1992 (incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K for the year ended December 31, 1992).

13. 1994 Annual Report to Shareholders, except for those portions not expressly incorporated by reference into this Report. Those portions not expressly incorporated by reference are not deemed to be filed with the Securities and Exchange Commission as part of this Report (filed herewith).

22. Subsidiaries of the Registrant (incorporated by reference to Exhibit 22 to Annual Report on Form 10-K for the year ended December 31, 1992).