Form 10-Q
period 1995-03-31
SOUTHWESTERN ENERGY CO
filed 1995-05-15
CIK 7332

===========================================================================

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                        -----------------------
                               FORM 10-Q

 (Mark one)
    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                           Exchange Act of 1934
               For the quarterly period ended March 31, 1995
                                              --------------
                                   or

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
                              Yes: X    No:


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               Class                     Outstanding at May 5,1995
    ----------------------------         ------------------------------
    Common Stock, Par Value $.10                   25,519,591

===========================================================================

                                   PART I

                            FINANCIAL INFORMATION

                  SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                   ASSETS

                                                 March 31,    December 31,
                                                   1995           1994
                                                 ---------      ---------
                                                     ($ in thousands)
     Current Assets
       Cash                                      $   1,968      $   1,152
       Accounts receivable                          26,303         32,325
       Inventories, at average cost                 10,382         12,199
       Other                                         2,118          2,353
                                                 ---------      ---------
            Total current assets                    40,771         48,029
                                                 ---------      ---------
     Investments                                     4,999          4,877
                                                 ---------      ---------
     Property, Plant and Equipment, at cost
       Gas and oil properties, using the
         full cost method                          451,457        435,570
       Gas distribution systems                    180,772        176,728
       Gas in underground storage                   32,636         36,629
       Other                                        18,763         18,541
                                                 ---------      ---------
                                                   683,628        667,468
                                                 ---------      ---------
       Less:  Accumulated depreciation,
                depletion and amortization         251,719        242,008
                                                 ---------      ---------
                                                   431,909        425,460
                                                 ---------      ---------

     Other Assets                                    6,299          6,216
                                                 ---------      ---------





     Total Assets                                $ 483,978      $ 484,582
                                                 =========      =========


                 The accompanying notes are an integral part
                       of the financial statements.

                 SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                 March 31,     December 31,
                                                    1995           1994
                                                 ---------      ---------
                                                      ($ in thousands)
     Current Liabilities
       Current portion of long-term debt         $   6,071      $   6,071
       Accounts payable                             15,081         18,670
       Taxes payable                                 4,302            716
       Customer deposits                             4,254          4,232
       Current portion of deferred income taxes      1,482          1,482
       Over-recovered purchased gas costs, net       8,580          3,627
       Other                                         4,963          4,345
                                                 ---------      ---------
            Total current liabilities               44,733         39,143
                                                 ---------      ---------
     Long-Term Debt, less current portion above    123,729        136,229
                                                 ---------      ---------
     Other Liabilities
       Deferred income taxes                       101,892        100,288
       Deferred investment tax credits               2,372          2,416
       Other                                         3,439          3,050
                                                 ---------      ---------
                                                   107,703        105,754
                                                 ---------      ---------
     Commitments and Contingencies

     Shareholders' Equity
       Common stock, $.10 par value; authorized
         75,000,000 shares, issued 27,738,084
         shares                                      2,774          2,774
       Additional paid-in capital                   21,251         21,231
       Retained earnings                           204,991        199,430
       Less: Unamortized cost of 27,358
               restricted shares in 1995
               and 21,499 restricted shares
               in 1994, issued under stock
               incentive plan                          329            262
             Common stock in treasury, at cost      20,874         19,717
                                                 ---------      ---------
                                                   207,813        203,456
                                                 ---------      ---------
     Total Liabilities and Shareholders' Equity  $ 483,978      $ 484,582
                                                 =========      =========

                 The accompanying notes are an integral part
                         of the financial statements.

               SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                                           Quarter Ended
                                                             March 31,
                                                     -------------------------
                                                        1995           1994
                                                     ----------     ----------
                                            ($ in thousands, except per share amounts)

     Operating Revenues
       Gas sales                                     $   49,213     $   62,955
       Oil sales                                            834            530
       Gas transportation                                 1,181          1,336
       Other                                                523            609
                                                     ----------     ----------
                                                         51,751         65,430
                                                     ----------     ----------
     Operating Costs and Expenses
       Purchased gas costs                               15,595         21,294
       Operating and general                             10,586         10,206
       Depreciation, depletion and amortization           9,354          9,426
       Taxes, other than income taxes                     1,126            979
                                                     ----------     ----------
                                                         36,661         41,905
                                                     ----------     ----------
     Operating Income                                    15,090         23,525
                                                     ----------     ----------
     Interest Expense                                     2,598          1,933
                                                     ----------     ----------
     Other Income (Expense)                                (945)          (464)
                                                     ----------     ----------
     Income Before Provision for Income Taxes            11,547         21,128
                                                     ----------     ----------
     Income Tax Provision
       Current                                            2,885          8,113
       Deferred                                           1,560             21
                                                     ----------     ----------
                                                          4,445          8,134
                                                     ----------     ----------
     Net Income                                      $    7,102     $   12,994
                                                     ==========     ==========

     Weighted Average Common Shares Outstanding      25,672,724     25,684,110
                                                     ==========     ==========

     Earnings Per Share                                   $ .28          $ .51
                                                          =====          =====

     Dividends Declared Per Share Payable 5/5/95
       and 5/5/94                                         $ .06          $ .06
                                                          =====          =====

                  The accompanying notes are an integral part
                         of the financial statements.

                 SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                        Quarter Ended
                                                          March 31,
                                                       1995        1994
                                                     --------    --------
                                                       ($ in thousands)
     Cash Flows From Operating Activities
       Net income                                    $  7,102    $ 12,994
       Adjustments to reconcile net income to
         net cash provided by operating activities:
           Depreciation, depletion and amortization     9,424       9,496
           Deferred income taxes                        1,560          21
           Equity in loss of partnership                  966         430
           Change in assets and liabilities:
             Decrease in accounts receivable            6,022         990
             Decrease in inventories                    1,817       2,324
             Decrease in accounts payable              (3,589)     (3,226)
             Increase in taxes payable                  3,586       5,278
             Increase in customer deposits                 22          64
             Increase (decrease) in over-recovered
              purchased gas costs                       4,953      (1,799)
             Net change in other current assets
              and liabilities                             853         919
                                                     --------    --------
     Net cash provided by operating activities         32,716      27,491
                                                     --------    --------
     Cash Flows From Investing Activities
       Capital expenditures                           (20,160)    (11,785)
       Investment in partnership                       (1,140)        -
       Decrease in gas stored underground               3,993       6,325
       Other items                                        605         663
                                                     --------    --------
     Net cash used in investing activities            (16,702)     (4,797)
                                                     --------    --------
     Cash Flows From Financing Activities
       Decrease in revolving long-term debt           (12,500)    (21,000)
       Increase in treasury stock                      (1,157)        -
       Cash dividends                                  (1,541)     (1,541)
                                                     --------    --------
     Net cash used in financing activities            (15,198)    (22,541)
                                                     --------    --------
     Increase in cash                                     816         153
     Cash at beginning of year                          1,152         834
                                                     --------    --------
     Cash at end of period                           $  1,968    $    987
                                                     ========    ========

                The accompanying notes are an integral part
                        of the financial statements.

               SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MARCH 31, 1995


1.   BASIS OF PRESENTATION

     The financial statements included herein are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The Company's accounting policies are summarized in the 1994 Annual Report to Shareholders, Notes to Financial Statements.

     Certain reclassifications have been made to the March 31, 1994, financial statements in order to conform with the 1995 presentation. These reclassifications had no effect on previously reported net income.

2.   DIVIDEND PAYABLE

     A dividend of $.06 per share was declared April 6, 1995, payable May 5, 1995.

3.   TREASURY STOCK

     The Company's Board of Directors authorized during the first quarter of 1995 the repurchase of up to $30,000,000 of the Company's Common Stock. The stock repurchases have been funded by positive cash flows from operations and the Company's revolving credit facilities. The following table reconciles changes in treasury stock during the quarter ended March 31, 1995 ($ in thousands).

                                              Shares        Amount
                                            ---------      -------
        Balance at December 31, 1994        2,053,974      $19,717
        Shares repurchased                     84,645        1,157
                                            ---------      -------
        Balance at March 31, 1995           2,138,619      $20,874
                                            =========      =======

4.   INTEREST AND INCOME TAXES PAID

     The following table provides interest and income taxes paid during each period presented.

     Quarter Ended March 31                 1995          1994
     ---------------------------------------------------------
                                              (in thousands)

     Interest payments                    $1,935        $1,845
     Income tax payments                    $221        $3,191

                  MANAGEMENT'S DISCUSSION AND ANALYSIS

             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following updates information as to the Company's financial condition provided in the Company's Form 10-K for the year ended December 31, 1994, and analyzes the changes in the results of operations between the three month period ended March 31, 1995, and the comparable period of 1994.

RESULTS OF OPERATIONS

Net income for the three months ended March 31, 1995, was $7.1 million, or $.28 per share, compared to $13.0 million, or $.51 per share, for the same period in 1994. For the twelve months ended March 31, 1995, net income was $19.2 million, or $.75 per share, compared to $28.7 million, or $1.12 per share, for the same period in 1994.

The comparative decrease in net income for the first three months of 1995 was primarily the result of lower gas prices and a decrease in gas production. The following tables compare operating revenues and operating income by business segment for the first three months of 1995 and 1994:

                                                             Increase
                                     1995         1994      (Decrease)
                                   ---------    ---------    --------
 REVENUES                                     (in thousands)
   Exploration and production      $  17,724    $  24,944    $ (7,220)
   Gas distribution                   45,337       52,906      (7,569)
   Other                                  98           70          28
   Eliminations                      (11,408)     (12,490)      1,082
                                   ---------    ---------    --------
                                   $  51,751    $  65,430    $(13,679)
                                   =========    =========    ========

 OPERATING INCOME
   Exploration and production      $   6,900    $  14,374    $ (7,474)
   Gas distribution                    8,328        9,281        (953)
   Corporate and other                  (138)        (130)         (8)
                                   ---------    ---------    --------
                                   $  15,090    $  23,525    $ (8,435)
                                   =========    =========    ========

Revenues of the exploration and production segment were down 29% for the three months ended March 31, 1995, as compared to the same period in 1994. Gas production during the first quarter of 1995 was 9.2 billion cubic feet
(Bcf), down 12% from 10.4 Bcf for the same period in 1994. The decrease was related both to warmer weather and to lower sales from the

Company's offshore Gulf of Mexico properties. Sales from these properties were .8 Bcf for the first quarter of 1995, down from 1.8 Bcf for the same period in 1994. The Company is in process of connecting new production from onshore wells drilled in 1994, but the trend in production experienced during the first quarter of 1995 may continue into the second quarter of the year.

Sales of the Company's onshore gas production were 8.4 Bcf during the quarter ended March 31, 1995, down slightly from 8.6 Bcf for the same period in 1994. Sales of Arkansas production to unaffiliated purchasers totaled
2.3 Bcf for the first quarter of 1995, down from 4.1 Bcf for the same period in 1994, but the decline was largely offset by increased sales to the Company's utility subsidiary. Most of that increase was under the terms of a settlement agreement approved by the Arkansas Public Service Commission
(APSC) to resolve a dispute concerning the pricing of intersegment sales. The settlement, which was effective July 1, 1994, increased the volumes which could be sold by the Company's exploration and production segment to its utility segment, but made the sales price equal to a spot market index plus a premium. The index based pricing has to date resulted in a lower sales price under the contract affected by the settlement.

As a result of the settlement, the Company's sales to Arkansas Western Gas Company (AWG), which operates its northwest Arkansas gas distribution system, increased to 3.3 Bcf during the three months ended March 31, 1995, compared to 2.5 Bcf for the same period in 1994. Associated Natural Gas Company (Associated), which operates the Company's systems in northeast Arkansas and Missouri, purchased 1.9 Bcf of the Company's gas production during the first three months of 1995, up from 1.7 Bcf for the same period in 1994.

The Company's average sales price for its gas production was $1.84 per thousand cubic feet (Mcf) for the first quarter of 1995, down from $2.35 per Mcf for the first quarter of 1994. The decrease reflected both the general decline in spot market prices for natural gas and the effect of the pricing settlement approved by the APSC.

The Company's oil production increased to 47,391 barrels for the three months ended March 31, 1995, up from 39,874 barrels for the same period in 1994. The increase was due primarily to additional production from properties acquired in Oklahoma during the last half of 1994.

Operating revenues of the gas distribution segment decreased 14% in the first quarter of 1995, as compared to the same period in 1994. The decrease was due both to a decrease in the average utility rate and warmer weather. Weather during the quarter was 8% warmer than normal and 10% warmer than in the same period of the prior year. Deliveries by the Company's gas distribution systems to sales and end-use transportation customers were 12.5 Bcf for the three months ended March 31, 1995, down from 12.8 Bcf for the same period in 1994. While deliveries to industrial customers improved in 1995, deliveries to residential and commercial customers decreased as growth of 3% in the average number of customers was not enough to offset the effects of weather which was warmer than in the prior year. AWG delivered a total of 8.1 Bcf to its sales and end-use transportation customers during the first quarter of both 1995 and 1994. AWG also transported 1.2 Bcf for delivery off its system during the first quarter of 1995, down from 3.1 Bcf for the same period in 1994. Associated delivered a total of 4.4 Bcf to its customers during the first quarter of 1995, down from 4.7 Bcf for the same period in 1994.

The Company's average rate for its utility sales decreased during the first quarter of 1995, to $3.95 per Mcf, down from $4.45 per Mcf for the same period in 1994. The decrease reflected lower prices paid for purchases of natural gas which are passed through to customers under automatic adjustment clauses.

Operating costs and expenses decreased 13% in the first quarter of 1995, as compared to the same period in 1994. The decrease was primarily caused by lower purchased gas costs of the Company's gas distribution systems related to lower prices paid for gas supplies.

Total interest expense for the three months ended March 31, 1995, was up 34%, compared to the same period in 1994. The increase was due to both higher average borrowings and higher average interest rates on the Company's revolving credit facilities.

The Company's share of the NOARK Pipeline System's (NOARK) pre-tax loss included in other income was $1.0 million for the first quarter of 1995, as compared to $.4 million for the same period in 1994. The increase in NOARK's pre-tax loss resulted primarily from a decrease in firm demand revenues and from an increase in interest expense. The Company, through a subsidiary, holds a 47.93% general partnership interest in NOARK and is the pipeline s operator.

The changes in the provisions for current and deferred income taxes recorded in the three month period ended March 31, 1995, as compared to the same period in 1994, resulted primarily from the level of taxable income and from the deduction of intangible drilling costs in the year incurred for tax purposes, netted against the turnaround of intangible drilling costs deducted for tax purposes in prior years. Intangible drilling costs are capitalized and amortized over future years for financial reporting purposes under the full cost method of accounting.

CHANGES IN FINANCIAL CONDITION

Changes in the Company's financial condition at March 31, 1995, as compared to December 31, 1994, primarily reflect the seasonal nature of the gas distribution segment of the Company's business and changes in prices received for gas production of the Company's exploration and production segment.

Routine capital expenditures, cash dividends and scheduled debt retirements are predominately funded through cash provided by operations. For the first three months of 1995 and 1994, net cash provided by operating activities was $32.7 million and $27.5 million, respectively, and exceeded the total of these routine requirements. The increase in net cash provided by operating activities during the first quarter of 1995, as compared to the same period in 1994, was primarily due to the timing of both cash receipts and expenditures. The Company expects its outstanding borrowings to increase during the upcoming months of 1995 as cash generated from operations will be less than the requirements for routine capital expenditures and cash dividends due to lower levels of heating-generated revenues and seasonally higher capital expenditures resulting from favorable drilling and construction weather.

The Company's capital expenditures for the first three months of 1995 were $20.2 million, compared to $11.8 million for the same period in 1994. Approximately $7.4 million of the comparative increase resulted from the timing of expenditures in the Company s exploration and production segment. The Company budgeted $55.2 million in 1995 for this segment, approximately level with the total spent in 1994, but currently expects total spending for this segment to exceed this amount.

The Company has access to $80.0 million of medium to long-term capital at current market lending rates through two floating rate credit facilities. Of this amount, $39.8 million was outstanding at March 31, 1995, all of which was classified as long-term debt. The Company also has available short-term lines of credit totaling $3.5 million, none of which was outstanding at March 31, 1995. During the first quarter of 1995, the Company's revolving long-term debt was reduced by $12.5 million, primarily due to the increased cash flow generated by seasonally high utility revenues. As a result, long-term debt at March 31, 1995, accounted for 38% of the Company's capitalization, down from 41% at December 31, 1994.

Accounts receivable has declined since December 31, 1994, due to both seasonally lower gas deliveries of the gas distribution segment and a decrease in amounts due from unaffiliated purchasers of gas production in the exploration and production segment caused by lower production volumes and lower average gas prices. The decrease in inventories since December 31, 1994, is the result of withdrawals of gas stored underground to meet seasonal requirements in the gas distribution segment. Accounts payable has declined since December 31, 1994, due primarily to seasonally lower gas purchases of the gas distribution segment. Other changes in current assets and current liabilities between periods resulted primarily from the timing of expenditures.

The Company had over-recovered $8.6 million of purchased gas costs at March 31, 1995, which will be refunded to its utility customers through automatic cost of gas adjustment clauses included in its filed rate tariffs. At December 31, 1994, the Company had over-recovered purchased gas costs in the amount of $3.6 million. These amounts are classified as current liabilities.

                                 PART II

                            OTHER INFORMATION


Items 1 - 6(b)
- --------------
No developments required to be reported under Items 1 - 6(b) occurred during the quarter ended March 31, 1995, that have not been previously reported.






















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



DATE:  May 15, 1995                             /s/ GREGORY D. KERLEY
       ------------                           --------------------------
                                                  Gregory D. Kerley
                                      Vice President - Treasurer and Secretary,
                                              and Chief Accounting Officer