Form 10-Q
period 1995-06-30
SOUTHWESTERN ENERGY CO
filed 1995-08-14
CIK 7332

===========================================================================

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                        -----------------------
                               FORM 10-Q
 (Mark one)
    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                           Exchange Act of 1934
               For the quarterly period ended June 30, 1995
                                              -------------

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
                              Yes: X    No:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               Class                     Outstanding at August 4,1995
    ----------------------------         ------------------------------
    Common Stock, Par Value $.10                   24,690,965

===========================================================================

                                   PART I

                            FINANCIAL INFORMATION

                 SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                   ASSETS

                                                  June 30,    December 31,
                                                   1995           1994
                                                 ---------      ---------
                                                     ($ in thousands)
     Current Assets
       Cash                                      $     694      $   1,152
       Accounts receivable                          19,078         32,325
       Inventories, at average cost                 13,642         12,199
       Other                                         1,386          2,353
                                                 ---------      ---------
            Total current assets                    34,800         48,029
                                                 ---------      ---------
     Investments                                     5,495          4,877
                                                 ---------      ---------
     Property, Plant and Equipment, at cost
       Gas and oil properties, using the
         full cost method                          470,798        435,570
       Gas distribution systems                    184,934        176,728
       Gas in underground storage                   33,906         36,629
       Other                                        19,122         18,541
                                                 ---------      ---------
                                                   708,760        667,468
       Less:  Accumulated depreciation,
                depletion and amortization         260,956        242,008
                                                 ---------      ---------
                                                   447,804        425,460
                                                 ---------      ---------

     Other Assets                                    6,694          6,216
                                                 ---------      ---------





     Total Assets                                $ 494,793      $ 484,582
                                                 =========      =========



                 The accompanying notes are an integral part
                       of the financial statements.

                SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                  June 30,     December 31,
                                                    1995           1994
                                                 ---------      ---------
                                                      ($ in thousands)
     Current Liabilities
       Current portion of long-term debt         $   6,071      $   6,071
       Accounts payable                             14,239         18,670
       Taxes payable                                 1,079            716
       Customer deposits                             4,282          4,232
       Current portion of deferred income taxes      1,482          1,482
       Over-recovered purchased gas costs, net       8,072          3,627
       Other                                         4,053          4,345
                                                 ---------      ---------
            Total current liabilities               39,278         39,143
                                                 ---------      ---------
     Long-Term Debt, less current portion above    146,029        136,229
                                                 ---------      ---------
     Other Liabilities
       Deferred income taxes                       104,014        100,288
       Deferred investment tax credits               2,327          2,416
       Other                                         3,566          3,050
                                                 ---------      ---------
                                                   109,907        105,754
                                                 ---------      ---------
     Commitments and Contingencies

     Shareholders' Equity
       Common stock, $.10 par value; authorized
         75,000,000 shares, issued 27,738,084
         shares                                      2,774          2,774
       Additional paid-in capital                   21,252         21,231
       Retained earnings                           203,902        199,430
       Less:  Unamortized cost of 27,358
                restricted shares in 1995
                and 21,499 restricted shares
                in 1994, issued under stock
                incentive plan                         306            262
              Common stock in treasury, at cost     28,043         19,717
                                                 ---------      ---------
                                                   199,579        203,456
                                                 ---------      ---------
     Total Liabilities and Shareholders' Equity  $ 494,793      $ 484,582
                                                 =========      =========

                 The accompanying notes are an integral part
                         of the financial statements.

               SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                                                Quarter Ended                Six Months Ended
                                                                   June 30,                       June 30,
                                                             1995           1994            1995           1994
                                                          ----------     ----------      ----------     ----------
                                                                  ($ in thousands, except per share amounts)
     Operating Revenues
       Gas sales                                          $   28,071     $   32,203      $   77,284     $   95,158
       Oil sales                                                 861            794           1,695          1,324
       Gas transportation                                      1,361          1,183           2,542          2,519
       Other                                                     349            425             872          1,034
                                                          ----------     ----------      ----------      ---------
                                                              30,642         34,605          82,393        100,035
                                                          ----------     ----------      ----------      ---------
     Operating Costs and Expenses
       Purchased gas costs                                     5,738          4,276          21,333         25,570
       Operating and general                                  10,997         10,414          21,583         20,620
       Depreciation, depletion and amortization                8,954          8,544          18,308         17,970
       Taxes, other than income taxes                          1,026            900           2,152          1,879
                                                          ----------     ----------      ----------      ---------
                                                              26,715         24,134          63,376         66,039
                                                          ----------     ----------      ----------      ---------
     Operating Income                                          3,927         10,471          19,017         33,996
                                                          ----------     ----------      ----------      ---------
     Interest Expense                                          2,548          2,120           5,146          4,053
                                                          ----------     ----------      ----------      ---------
     Other Income (Expense)                                     (655)          (490)         (1,600)          (954)
                                                          ----------     ----------      ----------      ---------
     Income Before Provision for Income Taxes                    724          7,861          12,271         28,989
                                                          ----------     ----------      ----------      ---------
     Income Tax Provision (Benefit)
       Current                                                  (845)         2,094           2,040         10,207
       Deferred                                                1,124            933           2,684            954
                                                          ----------     ----------      ----------      ---------
                                                                 279          3,027           4,724         11,161
                                                          ----------     ----------      ----------      ---------
     Net Income                                           $      445     $    4,834      $    7,547     $   17,828
                                                          ==========     ==========      ==========     ==========

     Weighted Average Common Shares Outstanding           25,422,842     25,684,110      25,550,370     25,684,110
                                                          ==========     ==========      ==========     ==========

     Earnings Per Share                                        $ .02          $ .18           $ .30          $ .69
                                                               =====          =====           =====          =====
     Dividends Declared Per Share Payable 8/4/95
       and 8/5/94                                              $ .06          $ .06           $ .06          $ .06
                                                               =====          =====           =====          =====

                  The accompanying notes are an integral part
                         of the financial statements.

                 SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                       Six Months Ended
                                                           June 30,
                                                       1995        1994
                                                     --------    --------
                                                       ($ in thousands)
     Cash Flows From Operating Activities
       Net income                                    $  7,547    $ 17,828
       Adjustments to reconcile net income to
         net cash provided by operating activities:
           Depreciation, depletion and amortization    18,448      18,109
           Deferred income taxes                        2,684         954
           Equity in loss of partnership                1,737         928
           Change in assets and liabilities:
             Decrease in accounts receivable           13,247      15,814
             (Increase) Decrease in inventories        (1,443)        674
             Decrease in accounts payable              (4,431)     (2,111)
             (Increase) decrease in taxes payable         363        (965)
             Increase (decrease) in customer deposits      50         (67)
             Increase (decrease) in over-recovered
              purchased gas costs                       4,445      (3,515)
             Net change in other current assets
              and liabilities                             675        (107)
                                                     --------    --------
     Net cash provided by operating activities         43,322      47,542
                                                     --------    --------
     Cash Flows From Investing Activities
       Capital expenditures                           (44,188)    (27,132)
       Investment in partnership                       (2,340)        -
       Decrease in gas stored underground               2,723       2,999
       Other items                                      1,626       1,236
                                                     --------    --------
     Net cash used in investing activities            (42,179)    (22,897)
                                                     --------    --------
     Cash Flows From Financing Activities
       Net increase (decrease) in revolving
        long-term debt                                  9,800     (22,100)
       Purchase of treasury stock                      (8,326)        -
       Dividends paid                                  (3,075)     (3,082)
                                                     --------    --------
     Net cash used in financing activities             (1,601)    (25,182)
                                                     --------    --------
     Decrease in cash                                    (458)       (537)
     Cash at beginning of year                          1,152         834
                                                     --------    --------
     Cash at end of period                           $    694    $    297
                                                     ========    ========

                The accompanying notes are an integral part
                        of the financial statements.

               SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 1995

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

     Certain reclassifications have been made to the June 30, 1994, financial statements in order to conform with the 1995 presentation. These reclassifications had no effect on previously reported net income.

2.   DIVIDEND PAYABLE

     A dividend of $.06 per share was declared July 7, 1995, payable August 4, 1995.

3.   TREASURY STOCK

     The Company's Board of Directors authorized during the first quarter of 1995 the repurchase of up to $30,000,000 of the Company's Common Stock. The stock repurchases have been funded by cash flows from operations and the Company's revolving credit facilities. The following table reconciles changes in treasury stock during the six months ended June 30, 1995 ($ in thousands).
                                        Shares          Amount
     Balance at December 31, 1994      2,053,974       $19,717
     Shares repurchased                  562,845         8,326
                                       ---------       -------
     Balance at June 30, 1995          2,616,819       $28,043
                                       =========       =======

4.   INTEREST AND INCOME TAXES PAID

     The following table provides interest and income taxes paid during each period presented.

                                Three months          Six months
     Periods Ended June 30    1995       1994       1995      1994
     -------------------------------------------------------------
                                         (in thousands)

     Interest payments       $3,574    $3,009      $5,509   $4,854
     Income tax payments       $579    $7,481        $800  $10,672

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following updates information as to the Company's financial condition provided in the Company's Form 10-K for the year ended December 31, 1994, and analyzes the changes in the results of operations between the three and six month periods ended June 30, 1995, and the comparable periods of 1994.

RESULTS OF OPERATIONS

Net income for the three months ended June 30, 1995, was $.4 million, or $.02 per share, compared to $4.8 million, or $.18 per share, for the same period in 1994. For the six months ended June 30, 1995, net income was $7.5 million, or $.30 per share, compared to $17.8 million, or $.69 per share, for the same period in 1994.

The comparative decreases in net income for the second quarter and year to date 1995 were primarily the result of lower gas prices and a decrease in gas production. The following tables compare operating revenues and operating income by business segment for the three and six month periods ended June 30, 1995 and 1994:

                         Quarter Ended      Six Months Ended
                            June 30,            June 30,
                        1995      1994        1995      1994
                      --------  --------    --------  --------
                                   (in thousands)
Revenues
  Exploration and
    production        $ 14,482  $ 19,687    $ 32,206  $ 44,631
  Gas distribution      21,056    23,134      66,393    76,040
  Other                     95        81         193       151
  Eliminations          (4,991)   (8,297)    (16,399)  (20,787)
                      --------  --------    --------  --------
                      $ 30,642  $ 34,605    $ 82,393  $100,035
                      ========  ========    ========  ========
Operating Income
  Exploration and
    production        $  3,973  $  9,951    $ 10,873  $24,325
  Gas distribution          69       616       8,397    9,897
  Corporate expenses      (115)      (96)       (253)    (226)
                      --------  --------    --------  -------
                      $  3,927  $ 10,471    $ 19,017  $33,996
                      ========  ========    ========  =======

Revenues of the exploration and production segment were down 26% and 28%, respectively, for the three and six month periods ended June 30, 1995, as compared to the same periods in 1994. Gas production during the second quarter of 1995 was 8.5 billion cubic feet (Bcf), down from 8.8 Bcf for the same period in 1994. For the six months ended June 30, 1995, gas production was 17.7 Bcf, down 8% from 19.2 Bcf for the same period in 1994. The decreases were primarily the result of lower sales from the Company's offshore Gulf of Mexico properties. The Company is in process of connecting new production from onshore areas, but was not able to bring on new production fast enough to offset the normal decline from its other properties.

Sales from the Company's offshore properties were .7 Bcf during the second quarter of 1995 and 1.5 Bcf for the first six months of 1995, down from 1.4 Bcf and 3.2 Bcf, respectively, for the same periods in 1994. Sales in the first half of 1994 were helped by the start of production from a new offshore platform late in 1993. Sales of the Company's onshore gas production were 7.8 Bcf during the second quarter of 1995 and 16.2 Bcf for the six months ended June 30, 1995, up from 7.3 Bcf and 16.0 Bcf, respectively, for the same periods in 1994. Sales of Arkansas production to unaffiliated purchasers totaled 6.7 Bcf for the first six months of 1995, down from 8.0 Bcf for the same period in 1994, but the decline was largely offset by increased sales to the Company's utility subsidiary. Most of that increase was under the terms of a settlement agreement approved by the Arkansas Public Service Commission (APSC) to resolve a dispute concerning the pricing of intersegment sales. The settlement, which was effective July 1, 1994, increased the volumes which could be sold by the Company's exploration and production segment to its utility segment, but made the sales price equal to a spot market index plus a premium. The index based pricing has to date resulted in a lower sales price under the contract affected by the settlement.

As a result of the settlement, the Company's sales to Arkansas Western Gas Company (AWG), which operates its northwest Arkansas gas distribution system, increased to 4.6 Bcf during the six months ended June 30, 1995, compared to 4.1 Bcf for the same period in 1994. The Company sold 1.3 Bcf to AWG during the second quarter of 1995, down from 1.6 Bcf for the same period in 1994. Sales in the second quarter of 1994 were helped by increased demands for storage injection during that period. Associated Natural Gas Company (Associated), which operates the Company's gas distribution systems in northeast Arkansas and parts of Missouri, purchased .9 Bcf of the Company's gas production during the second quarter of 1995 and 2.8 Bcf during the first six months of 1995, compared to 1.1 Bcf and 2.7 Bcf, respectively, for the same periods in 1994.

The Company's average sales price for its gas production was $1.61 per thousand cubic feet (Mcf) for the second quarter of 1995, down from $2.15 per Mcf for the same period in 1994. The average price was $1.73 per Mcf for the first six months of 1995, down from $2.26 per Mcf for the same period of 1994. The decreases reflected both the general decline in spot market prices for natural gas and the effect of the pricing settlement approved by the APSC.

The Company's oil production increased to 95,731 barrels for the six months ended June 30, 1995, up from 87,703 barrels for the same period in 1994. The increase was due primarily to additional production from properties acquired in Oklahoma and in the Gulf Coast area during the last half of 1994 and the first half of 1995.

Operating revenues of the gas distribution segment decreased 9% in the second quarter of 1995 and 13% in the six months ended June 30, 1995, both as compared to the same periods in 1994. The decreases were due both to a decrease in the average utility rate and warmer weather. Weather during the first half of 1995 was 6% warmer than normal and 7% warmer than in the same period of the prior year. Deliveries by the Company's gas distribution systems to sales and end-use transportation customers were 5.4 Bcf for the second quarter of 1995 and
17.9 Bcf for the six months ended June 30, 1995, compared to 5.6 Bcf and 18.0 Bcf, respectively, for the same periods in 1994. Growth of 3% in the average number of utility customers substantially offset the effect of the warmer weather in 1995. AWG delivered a total of 11.8 Bcf to its sales and end-use transportation customers during the first half of 1995, up from 11.7 Bcf in 1994. AWG also transported 4.8 Bcf for delivery off its system during the first half of 1995, down from 6.3 Bcf for the same period in 1994. Associated delivered a total of 6.1 Bcf to its customers during the first half of 1995, down from 6.3 Bcf for the same period in 1994.

The Company's average rate for its utility sales decreased to $4.12 per Mcf during the first half of 1995, down from $4.65 per Mcf for the same period in 1994. The decrease reflected lower prices paid for purchases of natural gas which are passed through to customers under automatic adjustment clauses.

On July 14, 1995, Associated received an order from the Missouri Public Service Commission (MPSC) disallowing the recovery of $2.2 million of gas costs. The order was the result of audits by the Staff of the MPSC (Staff) for the five-year period ending August 31, 1993. The MPSC disallowed recovery of $1.5 million in gas costs, representing a portion of the difference between the price paid by Associated under a long-term firm contract with one of the Company's gas producing subsidiaries and a spot market index price for gas delivered into an interstate pipeline operating in the Arkoma Basin. Staff had recommended disallowance of approximately $3.1 million of such costs. In making its recommendation, Staff acknowledged that Associated had lowered its gas costs and saved its ratepayers money by purchasing gas from its affiliate. The Arkansas Public Service Commission had previously reviewed the costs charged to Arkansas ratepayers under this contract and found them to be proper and allowable for recovery. The MPSC also disallowed the recovery of $.7 million of take-or-pay charges passed through to Associated by its interstate suppliers and allocable to transportation customers of Associated. The Company expects to file a petition for rehearing with the MPSC and pursue additional appeals if that petition is not granted. The Company does not expect the ultimate outcome of this matter to have a material adverse impact on the results of operations or the financial position of the Company.

Operating costs and expenses increased $2.6 million, or 11%, in the second quarter of 1995 and decreased $2.7 million, or 4%, for the six months ended June 30, 1995, both as compared to the same periods in 1994. The increase in the second quarter of 1995, as compared to 1994, was due primarily to higher purchased gas costs of the Company s gas distribution systems. The increase in purchased gas costs resulted from a decrease in the elimination of gas purchases related to intercompany transactions. The intercompany purchases of gas were lower in the second quarter of 1995, as compared to 1994, due to a decrease in the utility segment's requirements for delivery to storage. The decrease in operating costs and expenses for the six months ended June 30, 1995, was due primarily to lower purchased gas costs related to lower prices paid for gas supplies, partially offset by increases in both operating and general expenses and depreciation, depletion and amortization expense.

Total interest expense for the six months ended June 30, 1995, was up 27%, compared to the same period in 1994. The increase was due to both higher average borrowings and higher average interest rates on the Company's revolving credit facilities.

The Company's share of the NOARK Pipeline System s (NOARK) pre-tax loss included in other income was $.7 million for the second quarter of 1995 and $1.7 million for the six months ended June 30, 1995, compared to $.5 million and $.9 million, respectively, for the same periods in 1994. The increases in NOARK's pre-tax loss resulted primarily from a decrease in firm demand revenues and from an increase in interest expense. The Company, through a subsidiary, holds a 47.93% general partnership interest in NOARK and is the pipeline's operator.

The changes in the provisions for current and deferred income taxes recorded in the three and six month periods ended June 30, 1995, as compared to the same periods in 1994, resulted primarily from the level of taxable income and from the deduction of intangible drilling costs in the year incurred for tax purposes, netted against the turnaround of intangible drilling costs deducted for tax purposes in prior years. Intangible drilling costs are capitalized and amortized over future years for financial reporting purposes under the full cost method of accounting.

CHANGES IN FINANCIAL CONDITION

Changes in the Company's financial condition at June 30, 1995, as compared to December 31, 1994, primarily reflect the seasonal nature of the gas distribution segment of the Company's business and changes in prices received for gas production of the Company's exploration and production segment.

Routine capital expenditures, cash dividends and scheduled debt retirements are predominately funded through cash provided by operations. For the first six months of 1995 and 1994, net cash provided by operating activities was $43.3 million and $47.5 million, respectively, and exceeded the total of these routine requirements. The decrease in net cash provided by operating activities during the first six months of 1995, as compared to the same period in 1994, was primarily due to lower net income and the timing of both cash receipts and expenditures. The Company expects its outstanding borrowings to increase during the upcoming months of 1995 as cash generated from operations will be less than the requirements for routine capital expenditures and cash dividends due to lower levels of heating-generated revenues and seasonally higher capital expenditures resulting from favorable drilling and construction weather.

The Company's capital expenditures for the first six months of 1995 were $44.2 million, compared to $27.1 million for the same period in 1994. The comparative increase was the result of additional oil and gas exploration expenditures, primarily on the onshore Louisiana and Texas

Gulf Coast combined with expenditures of $8.5 million to purchase oil and gas producing properties in the same area. The Company originally budgeted $55.2 million in 1995 for the exploration and production segment, approximately level with the total spent in 1994, but currently expects total spending for this segment to be approximately $65.0 - $70.0 million based on current projections of activity through the end of 1995. Total capital spending for the exploration and production segment could be affected by oil and gas property acquisitions which might be identified later in 1995.

At June 30, 1995, the Company had access to $80.0 million of medium to long-term capital at current market lending rates through two floating rate credit facilities. Of this amount, $62.1 million was outstanding at June 30, 1995, all of which was classified as long-term debt. The Company also had available short-term lines of credit totaling $3.5 million, none of which was outstanding at June 30, 1995. During the first six months of 1995, the Company's revolving long-term debt increased by $9.8 million. The increase was a result of both higher capital expenditures and repurchases of the Company's Common Stock under a program authorized by the Company's Board of Directors in the first quarter of 1995. As a result, long-term debt at June 30, 1995, accounted for 43% of the Company's capitalization, up from 41% at December 31, 1994.

Subsequent to June 30, 1995, the Company fully drew down the remaining capital available under its medium to long-term floating rate facilities. The Company is evaluating its options to obtain additional debt financing and presently expects to issue $100.0 - $125.0 million of long-term, fixed rate debt during the last half of 1995. The proceeds will be used to repay currently outstanding indebtedness and to fund a portion of the Company's capital spending program. The Company is in process of arranging increases in the amount available under its existing floating rate facilities to provide additional debt financing until a long term issue can be completed.

Accounts receivable has declined since December 31, 1994, due to both seasonally lower gas deliveries of the gas distribution segment and a decrease in amounts due from unaffiliated purchasers of gas production in the exploration and production segment caused by lower average gas prices and the timing of cash receipts. The increase in inventories since December 31, 1994, is the result of injections to the Company's unregulated underground gas storage facility. Accounts payable has declined since December 31, 1994, due primarily to seasonally lower gas purchases of the gas distribution segment. Other changes in current assets and current liabilities between periods resulted primarily from the timing of expenditures.

The Company had over-recovered $8.1 million of purchased gas costs at June 30, 1995, which will be refunded to its utility customers through automatic cost of gas adjustment clauses included in its filed rate tariffs. At December 31, 1994, the Company had over-recovered purchased gas costs in the amount of $3.6 million. These amounts are classified as current liabilities.

                                  PART II

                             OTHER INFORMATION


Items 1 - 6(b)
--------------

No developments required to be reported under Items 1 - 6(b) occurred during the quarter ended June 30, 1995, that have not been previously reported.























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

                                   SOUTHWESTERN ENERGY COMPANY
                                   ---------------------------
                                            Registrant



DATE:  August 14, 1995               /s/ GREGORY D. KERLEY
                                 ------------------------------
                                       Gregory D. Kerley
                            Vice President - Treasurer and Secretary,
                                  and Chief Accounting Officer