Form 10-Q
period 1995-09-30
SOUTHWESTERN ENERGY CO
filed 1995-11-14
CIK 7332

===========================================================================

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                        -----------------------
                               FORM 10-Q
 (Mark one)
    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                           Exchange Act of 1934
               For the quarterly period ended September 30, 1995
                                              ------------------

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
                              Yes: X    No:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               Class                     Outstanding at November 3,1995
    ----------------------------         ------------------------------
    Common Stock, Par Value $.10                   24,692,259

===========================================================================
                                   - 1 -

                                   PART I

                            FINANCIAL INFORMATION

                 SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                   ASSETS

                                               September 30,   December 31,
                                                   1995           1994
                                                 ---------      ---------
                                                     ($ in thousands)
     Current Assets
       Cash                                      $   1,036      $   1,152
       Accounts receivable                          18,150         32,325
       Income taxes receivable                       3,860          1,493
       Inventories, at average cost                 17,907         12,199
       Other                                         3,005          2,353
                                                 ---------      ---------
            Total current assets                    43,958         49,522
                                                 ---------      ---------
     Investments                                     5,918          4,877
                                                 ---------      ---------
     Property, Plant and Equipment, at cost
       Gas and oil properties, using the
         full cost method                          490,220        435,570
       Gas distribution systems                    188,037        176,728
       Gas in underground storage                   35,855         36,629
       Other                                        19,323         18,541
                                                 ---------      ---------
                                                   733,435        667,468
       Less:  Accumulated depreciation,
                depletion and amortization         268,913        242,008
                                                 ---------      ---------
                                                   464,522        425,460
                                                 ---------      ---------

     Other Assets                                    6,941          6,216
                                                 ---------      ---------





     Total Assets                                $ 521,339      $ 486,075
                                                 =========      =========



                 The accompanying notes are an integral part
                       of the financial statements.

                SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                September 30,  December 31,
                                                    1995           1994
                                                 ---------      ---------
                                                      ($ in thousands)
     Current Liabilities
       Current portion of long-term debt         $   6,071      $   6,071
       Accounts payable                             15,447         18,670
       Interest payable                              3,510          1,297
       Customer deposits                             4,327          4,232
       Current portion of deferred income taxes      1,482          1,482
       Over-recovered purchased gas costs, net       6,747          3,627
       Other                                         4,419          5,257
                                                 ---------      ---------
            Total current liabilities               42,003         40,636
                                                 ---------      ---------
     Long-Term Debt, less current portion above    176,029        136,229
                                                 ---------      ---------
     Other Liabilities
       Deferred income taxes                       106,154        100,288
       Deferred investment tax credits               2,283          2,416
       Other                                         3,683          3,050
                                                 ---------      ---------
                                                   112,120        105,754
                                                 ---------      ---------
     Commitments and Contingencies

     Shareholders' Equity
       Common stock, $.10 par value; authorized
         75,000,000 shares, issued 27,738,084
         shares                                      2,774          2,774
       Additional paid-in capital                   21,252         21,231
       Retained earnings                           201,339        199,430
       Less:  Unamortized cost of 27,358
                restricted shares in 1995
                and 21,499 restricted shares
                in 1994, issued under stock
                incentive plan                         282            262
              Common stock in treasury, at cost     33,896         19,717
                                                 ---------      ---------
                                                   191,187        203,456
                                                 ---------      ---------
     Total Liabilities and Shareholders' Equity  $ 521,339      $ 486,075
                                                 =========      =========

                 The accompanying notes are an integral part
                         of the financial statements.

               SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                                                Quarter Ended                Nine Months Ended
                                                                September 30,                  September 30,
                                                             1995           1994            1995           1994
                                                          ----------     ----------      ----------     ----------
                                                                  ($ in thousands, except per share amounts)
     Operating Revenues
       Gas sales                                          $   22,769     $   25,526      $  100,053     $  120,684
       Oil sales                                               1,135            854           2,830          2,178
       Gas transportation                                      1,264          1,062           3,806          3,581
       Other                                                     286            366           1,158          1,400
                                                          ----------     ----------      ----------      ---------
                                                              25,454         27,808         107,847        127,843
                                                          ----------     ----------      ----------      ---------
     Operating Costs and Expenses
       Purchased gas costs                                     3,031          2,385          24,364         27,955
       Operating and general                                  10,660         10,048          32,243         30,668
       Depreciation, depletion and amortization                8,861          8,128          27,169         26,098
       Taxes, other than income taxes                            947            920           3,099          2,799
                                                          ----------     ----------      ----------      ---------
                                                              23,499         21,481          86,875         87,520
                                                          ----------     ----------      ----------      ---------
     Operating Income                                          1,955          6,327          20,972         40,323
                                                          ----------     ----------      ----------      ---------
     Interest Expense                                          2,894          2,275           8,040          6,328
                                                          ----------     ----------      ----------      ---------
     Other Income (Expense)                                     (818)          (593)         (2,418)        (1,547)
                                                          ----------     ----------      ----------      ---------
     Income Before Provision for Income Taxes                 (1,757)         3,459          10,514         32,448
                                                          ----------     ----------      ----------      ---------
     Income Tax Provision (Benefit)
       Current                                                (2,773)          (515)           (733)         9,692
       Deferred                                                2,097          1,846           4,781          2,800
                                                          ----------     ----------      ----------      ---------
                                                                (676)         1,331           4,048         12,492
                                                          ----------     ----------      ----------      ---------
     Net Income (Loss)                                    $   (1,081)    $    2,128      $    6,466     $   19,956
                                                          ==========     ==========      ==========     ==========

     Weighted Average Common Shares Outstanding           24,741,437     25,684,110      25,277,762     25,684,110
                                                          ==========     ==========      ==========     ==========

     Earnings Per Share                                        $(.04)         $ .09           $ .26          $ .78
                                                               =====          =====           =====          =====
     Dividends Declared Per Share Payable 11/3/95
       and 11/4/94                                             $ .06          $ .06           $ .06          $ .06
                                                               =====          =====           =====          =====

                  The accompanying notes are an integral part
                         of the financial statements.
                                   - 5 -

                 SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                          Nine Months Ended
                                                            September 30,
                                                          1995        1994
                                                        --------    --------
                                                          ($ in thousands)
     Cash Flows From Operating Activities
       Net income                                       $  6,466    $ 19,956
       Adjustments to reconcile net income to
         net cash provided by operating activities:
           Depreciation, depletion and amortization       27,379      26,307
           Deferred income taxes                           4,781       2,800
           Equity in loss of partnership                   2,595       1,759
           Change in assets and liabilities:
             Decrease in accounts receivable              14,175      17,141
             Increase in income taxes receivable          (2,367)     (3,512)
             Increase in inventories                      (5,708)     (1,014)
             Decrease in accounts payable                 (3,223)     (2,771)
             Increase in interest payable                  2,213         603
             Increase in customer deposits                    95           3
             Increase (decrease) in over-recovered
              purchased gas costs                          3,120      (3,725)
             Net change in other current assets
              and liabilities                             (1,490)     (2,192)
                                                        --------    --------
     Net cash provided by operating activities            48,036      55,355
                                                        --------    --------
     Cash Flows From Investing Activities
       Capital expenditures                              (68,291)    (54,653)
       Investment in partnership                          (3,660)        -
       Other items                                         2,735         428
                                                        --------    --------
     Net cash used in investing activities               (69,216)    (54,225)
                                                        --------    --------
     Cash Flows From Financing Activities
       Net increase in revolving long-term debt           39,800       9,184
       Payments on other long-term debt                      -        (6,000)
       Purchase of treasury stock                        (14,179)        -
       Dividends paid                                     (4,557)     (4,623)
                                                        --------    --------
     Net cash provided (used) in financing activities     21,064      (1,439)
                                                        --------    --------
     Decrease in cash                                       (116)       (309)
     Cash at beginning of year                             1,152         834
                                                        --------    --------
     Cash at end of period                              $  1,036    $    525
                                                        ========    ========

                The accompanying notes are an integral part
                        of the financial statements.
                                   - 6 -

               SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            SEPTEMBER 30, 1995

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

     Certain reclassifications have been made to the September 30, 1994, financial statements in order to conform with the 1995 presentation. These reclassifications had no effect on previously reported net income.

2.   DIVIDEND PAYABLE

     A dividend of $.06 per share was declared October 4, 1995, payable November 3, 1995.

3.   TREASURY STOCK

     The Company's Board of Directors authorized during the first quarter of 1995 the repurchase of up to $30,000,000 of the Company's Common Stock. The stock repurchases have been funded by cash flows from operations and the Company's revolving credit facilities. The following table reconciles changes in treasury stock during the nine months ended September 30, 1995 ($ in thousands).
                                                     Shares          Amount

     Balance at December 31, 1994                   2,053,974       $19,717
     Shares repurchased                             1,000,000        14,259
     Shares issued as restricted and stock awards      (8,149)          (80)
                                                    ---------       -------
     Balance at September 30, 1995                  3,045,825       $33,896
                                                    =========       =======

4.   INTEREST AND INCOME TAXES PAID

     The following table provides interest and income taxes paid during each period presented.

                                         Three months          Nine months
     Periods Ended September 30        1995       1994       1995      1994
     ----------------------------------------------------------------------
                                                  (in thousands)

     Interest payments                $1,390    $1,768      $6,899   $6,622
     Income tax payments                 $95    $2,379        $895  $13,051

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following updates information as to the Company's financial condition provided in the Company's Form 10-K for the year ended December 31, 1994, and analyzes the changes in the results of operations between the three and nine month periods ended September 30, 1995, and the comparable periods of 1994.

RESULTS OF OPERATIONS

The Company reported a net loss of $1.1 million, or $.04 per share, for the quarter ended September 30, 1995, compared to net income of $2.1 million, or $.09 per share, for the same period in 1994. For the nine months ended September 30, 1995, net income was $6.5 million, or $.26 per share, compared to $20.0 million, or $.78 per share, for the same period in 1994.

The comparative decreases in net income for the third quarter and year to date 1995 were primarily the result of lower natural gas prices, reflecting both the general decline in spot market prices and the effect of the settlement approved by the Arkansas Public Service Commission (APSC) to resolve a dispute concerning the Company's pricing of intersegment sales. The settlement, which was effective July 1, 1994, increased the volumes which could be sold by the Company's exploration and production segment to its gas distribution segment, but made the sales price equal to a spot market index plus a premium. The index-based pricing has to date resulted in a lower sales price under the contract affected by the settlement. The settlement and the significant increases in recent years in sales of gas production to unaffiliated purchasers have both caused earnings to become more sensitive to changes in the market price for natural gas. The following tables compare operating revenues and operating income by business segment for the three and nine month periods ended September 30, 1995 and 1994:

                           Quarter Ended                Nine Months Ended
                           September 30,                  September 30,
                        -------------------           ---------------------
                           1995       1994              1995         1994
                        --------    -------           --------     --------
                                           (in thousands)
Revenues
  Exploration and
     production         $13,695     $16,476           $ 45,901     $ 61,107
  Gas distribution       16,347      17,587             82,740       93,627
  Other                      69          76                262          227
  Eliminations           (4,657)     (6,331)           (21,056)     (27,118)
                        -------     -------           --------     --------
                        $25,454     $27,808           $107,847     $127,843
                        =======     =======           ========     ========

Operating Income
  Exploration and
     production          $3,311      $7,051            $14,184      $31,376
  Gas distribution       (1,220)       (636)             7,177        9,261
  Corporate expenses       (136)        (88)              (389)        (314)
                         ------      ------            -------      -------
                         $1,955      $6,327            $20,972      $40,323
                         ======      ======            =======      =======

Revenues of the exploration and production segment were down 17% and 25%, respectively, for the three and nine month periods ended September 30, 1995, as compared to the same periods in 1994. Gas production during the third quarter of 1995 was 8.4 billion cubic feet (Bcf), level with the same period in 1994. For the nine months ended September 30, 1995, gas production was 26.1 Bcf, down 5% from 27.6 Bcf for the same period in 1994. The decrease for the nine month period was primarily the result of lower sales from the Company's Gulf of Mexico properties. The Company is in the process of connecting new production, but due to timing considerations, additions to new production have fallen somewhat behind the normal decline from other properties, especially offshore.

Sales from the Company's offshore properties were .6 Bcf during the third quarter of 1995 and 2.1 Bcf for the first nine months of 1995, down from 1.2 Bcf and 4.4 Bcf, respectively, for the same periods in 1994. Sales in the first nine months of 1994 were helped by the start of production from a new offshore platform late in 1993. Sales of the Company's onshore gas production were 7.8 Bcf during the third quarter of 1995 and 24.0 Bcf for the nine months ended September 30, 1995, up from 7.2 Bcf and 23.2 Bcf, respectively, for the same periods in 1994. Sales of Arkansas production to unaffiliated purchasers totaled
11.2 Bcf for the first nine months of 1995, down from 12.0 Bcf for the same period in 1994.

The Company sold 1.3 Bcf to Arkansas Western Gas Company (AWG), which operates its northwest Arkansas gas distribution system, during the third quarter of 1995, down from 1.7 Bcf for the same period in 1994. Sales in the third quarter of 1994 were helped by increased demand of the utility for storage injection during that period. The Company sold 5.9 Bcf to AWG during the first nine months of 1995, compared to 5.8 Bcf for the same period in 1994. Associated Natural Gas Company (Associated), which operates the Company's gas distribution systems in northeast Arkansas and parts of Missouri, purchased .8 Bcf of the Company's gas production during the third quarter of 1995 and 3.6 Bcf during the first nine months of 1995, compared to .9 Bcf and 3.6 Bcf, respectively, for the same periods in 1994.

The Company's average sales price for its gas production was $1.49 per thousand cubic feet (Mcf) for the third quarter of 1995, down 19% from $1.85 per Mcf for the same period in 1994. The average sales price was $1.65 per Mcf for the first nine months of 1995, down 23% from $2.13 per Mcf for the same period of 1994.

The Company's oil production increased to 164,022 barrels for the nine months ended September 30, 1995, up from 137,691 barrels for the same period in 1994. The increase was due primarily to additional production from properties acquired in Oklahoma and the Gulf Coast area during the last half of 1994 and the first half of 1995.

Operating revenues of the gas distribution segment decreased 7% in the third quarter of 1995 and 12% in the nine months ended September 30, 1995, both as compared to the same periods in 1994. The decreases were due both to a decrease in the average utility rate and lower volumes due to warmer weather. Growth of 3% in 1995 in the average number of utility customers substantially offset the effect of weather which was 4% warmer than normal during the first nine months of 1995 and 5% warmer than in the same period in 1994. Deliveries by the Company's gas distribution systems to sales and end-use transportation customers were 4.2

Bcf for the third quarter of 1995 and 22.1 Bcf for the nine months ended September 30, 1995, compared to 4.2 Bcf and 22.2 Bcf, respectively, for the same periods in 1994. AWG delivered a total of 14.7 Bcf to its sales and end-use transportation customers during the first nine months of 1995, up from 14.5 Bcf for the same period in 1994. AWG also transported 8.5 Bcf for delivery off its system during the first nine months of 1995, down from 8.8 Bcf for the same period in 1994. Associated delivered a total of 7.4 Bcf to its customers during the first nine months of 1995, down from 7.7 Bcf for the same period in 1994.

The Company's average rate for its utility sales decreased to $4.24 per Mcf during the first nine months of 1995, down from $4.73 per Mcf for the same period in 1994. The decrease reflected lower prices paid for purchases of natural gas which are passed through to customers under automatic adjustment clauses.

On July 14, 1995, Associated received an order from the Missouri Public Service Commission (MPSC) disallowing the recovery of $2.2 million of gas costs. The order was the result of audits by the Staff of the MPSC (Staff) for the five-year period ending August 31, 1993. Of the total disallowed, $1.5 million represented a portion of the difference between the price paid by Associated under a long-term firm contract with one of the Company's gas producing subsidiaries and a spot market index price for gas delivered into an interstate pipeline operating in the Arkoma Basin. Staff had recommended disallowance of approximately $3.1 million of such costs. In making its recommendation, Staff acknowledged that Associated had lowered its gas costs and saved its ratepayers money by purchasing gas from its affiliate. The Arkansas Public Service Commission had previously reviewed the costs charged to Arkansas ratepayers under this contract and found them to be proper and allowable for recovery. The MPSC also disallowed the recovery of $.7 million of take-or-pay charges passed through to Associated by its interstate suppliers and allocable to transportation customers of Associated. Associated has appealed the MPSC's decision to the Circuit Court of Cole County, Missouri and that court has stayed the MPSC's order and has directed Associated to pay the money to be refunded under the MPSC's order into the registry of the court while the appeal is pending. The Company does not expect the ultimate outcome of this matter to have a material adverse impact on the results of operations or the financial position of the Company.

Operating costs and expenses increased $2.0 million, or 9%, in the third quarter of 1995 and decreased $.6 million, or .7%, for the nine months ended September 30, 1995, both as compared to the same periods in 1994. The increase in the third quarter of 1995, as compared to 1994, was due primarily to higher depreciation, depletion and amortization expense and to higher consolidated purchased gas costs of the Company's gas distribution systems. The increase in depreciation, depletion and amortization expense was due to an increase in the rate of depletion per Mcf equivalent in the third quarter of 1995 as compared to the same period in 1994. The increase in purchased gas costs resulted from a decrease in the elimination of gas purchases related to intercompany transactions, reflecting a lower level of intersegment sales in the third quarter of 1995 as compared to the same period in 1994. The decrease in operating costs and expenses for the nine months ended September 30, 1995, was due primarily to lower purchased gas costs related to lower prices paid for gas supplies, partially offset by increases in both operating and general expenses and depreciation, depletion and amortization expense.

Total interest expense for the nine months ended September 30, 1995, was up 27%, compared to the same period in 1994. The increase was due to both higher average borrowings and higher average interest rates on the Company's revolving credit facilities.

The Company's share of the NOARK Pipeline System's (NOARK) pre-tax loss included in other income was $.9 million for the third quarter of 1995 and $2.6 million for the nine months ended September 30, 1995, compared to $.9 million and $1.8 million, respectively, for the same periods in 1994. The increase in NOARK's pre-tax loss for the first nine months of 1995 resulted primarily from a decrease in firm demand revenues and from an increase in interest expense. The Company, through a subsidiary, holds a 47.93% general partnership interest in NOARK and is the pipeline's operator.

The changes in the provisions for current and deferred income taxes recorded in the three and nine month periods ended September 30, 1995, as compared to the same periods in 1994, resulted primarily from the level of taxable income and from the deduction for tax purposes of intangible drilling costs incurred, netted against the turnaround of intangible drilling costs deducted for tax purposes in prior years. Intangible drilling costs are capitalized and amortized over future years for financial reporting purposes under the full cost method of accounting.

CHANGES IN FINANCIAL CONDITION

Changes in the Company's financial condition at September 30, 1995, as compared to December 31, 1994, primarily reflect the seasonal nature of the gas distribution segment of the Company's business and changes in prices received for gas production of the Company's exploration and production segment.

Routine capital expenditures, cash dividends and scheduled debt retirements are predominately funded through cash provided by operations. For the first nine months of 1995, operating activities provided net cash flows of $48.0 million, a $7.4 million decrease from the $55.4 million provided in the first nine months of 1994. The decrease was primarily due to lower net income and the timing of both cash receipts and expenditures. The Company expects its outstanding borrowings to increase during the fourth quarter of 1995 as cash generated from operations will be less than the requirements for capital expenditures and cash dividends.

The Company's capital expenditures for the first nine months of 1995 were $68.3 million, compared to $54.7 million for the same period in 1994. The comparative increase was the result of additional oil and gas exploration expenditures, primarily on the onshore Louisiana and Texas Gulf Coast combined with expenditures of $9.2 million to purchase oil and gas producing properties in the same area. The Company originally budgeted $55.2 million in 1995 for the exploration and production segment, approximately level with the total spent in 1994, but currently expects total spending for this segment to be approximately $70.0 - $75.0 million based on current projections of activity through the end of 1995. Total capital spending for the exploration and production segment could be affected by oil and gas property acquisitions which might be identified later in 1995.

The Company maintains two floating rate revolving credit facilities that provide $80.0 million of medium to long-term capital at current market lending rates. These facilities have been temporarily expanded to $140.0 million to provide additional debt financing and to provide for the prepayment of the outstanding balance on the Company's 10.63% Senior Notes. The Company has given notice of its intent to repay the outstanding balance of its 10.63% Senior Notes by November 17, 1995. A total of $92.1 million was outstanding under these facilities at September 30, 1995, all of which was classified as long-term debt. The Company also had available short-term lines of credit totaling $3.5 million, none of which was outstanding at September 30, 1995. During the first nine months of 1995, the Company's revolving long-term debt increased by $39.8 million. The increase was a result of both higher capital expenditures and repurchases of 1,000,000 shares of the Company's Common Stock under a program authorized by its Board of Directors in the first quarter of 1995. As a result of the increased borrowings, long-term debt at September 30, 1995, accounted for 49% of the Company's capitalization, up from 41% at December 31, 1994.

The Company has filed a shelf registration statement with the Securities and Exchange Commission for the issuance of up to $250 million of senior unsecured debt securities. The Company currently anticipates an offering of $125.0 million of senior notes during the last quarter of 1995. The proceeds will be used to repay outstanding balances on the Company's revolving credit facilities and to fund a portion of the Company's capital spending program. Additional debt securities may be issued in the future under the shelf registration statement as circumstances dictate.

Accounts receivable have declined since December 31, 1994, due to both seasonally lower deliveries of the gas distribution segment and a decrease in amounts due from unaffiliated purchasers of gas production in the exploration and production segment caused by lower average gas prices and the timing of cash receipts. The increase in income taxes receivable since December 31, 1994, is primarily due to the lower level of taxable income in 1995, resulting from lower operating income and higher intangible drilling costs. The increase in inventories since December 31, 1994, is the result of injections of purchased gas into the Company's unregulated underground gas storage facility. The Company expects to withdraw and sell this gas during the upcoming heating season and has hedged the projected sales to protect against price declines. Accounts payable has declined since December 31, 1994, due primarily to seasonally lower gas purchases of the gas distribution segment. Other changes in current assets and current liabilities between periods resulted primarily from the timing of expenditures.

The Company had over-recovered $6.7 million of purchased gas costs at September 30, 1995, which will be refunded to its utility customers through automatic cost of gas adjustment clauses included in its filed rate tariffs. At December 31, 1994, the Company had over-recovered purchased gas costs in the amount of $3.6 million. These amounts are classified as current liabilities.

                                     PART II

                                OTHER INFORMATION


Item 5
------

The Company has been advised of a potential claim against it involving the disputed ownership of overriding royalty interests in a number of oil and gas properties, and related matters. The Company has begun discussions with the claimant and has engaged special counsel to assist it in a preliminary investigation of the claim's merits. The Company is unable to predict at this time whether litigation will be commenced in respect of this claim or how the claim will ultimately be resolved. While the amount of the potential claim is significant in the aggregate, management believes, based on its preliminary investigation, that the Company's ultimate liability, if any, will not be material to its consolidated financial position or results of operations.



















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



                                          SOUTHWESTERN ENERGY COMPANY
                                          ---------------------------
                                                  Registrant



DATE:  November 14, 1995                       /s/ GREGORY D. KERLEY
                                          ------------------------------
                                                Gregory D. Kerley
                                      Vice President - Treasurer and Secretary,
                                           and Chief Accounting Officer