Form 10-K
period 1995-12-31
SOUTHWESTERN ENERGY CO
filed 1996-03-29
CIK 7332

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K
(Mark one)
[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)
               For the fiscal year ended    December 31, 1995
                                            -----------------
                                                      or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)
               For the transition period from ______________ to ______________

                          Commission file number 1-8246
                                                 ------

                           SOUTHWESTERN ENERGY COMPANY
               (Exact name of registrant as specified in charter)

                   ARKANSAS                                    71-0205415
        -------------------------------                    ------------------
        (State or other jurisdiction of                     (I.R.S. Employer
         incorporation or organization)                    Identification No.)

1083 Sain Street, Fayetteville, Arkansas                          72703
----------------------------------------                       ----------
(Address of principal executive offices)                       (Zip Code)

        Registrant's telephone number, including area code (501) 521-1141
                                                           --------------

        Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange on
        Title of each class                                which registered
-----------------------------                          ------------------------
Common Stock - Par Value $.10                          New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act:  None

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---    ---

        Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K._____

        The aggregate market value of the voting stock held by non-affiliates of the Registrant was $287,525,532 based on the New York Stock Exchange - Composite Transactions closing price on March 25, 1996 of $11.75.

        The number of shares outstanding as of March 25, 1996, of the Registrant's Common Stock, par value $.10, was 24,701,349.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) Annual Report to holders of the Registrant's Common Stock for fiscal year ended December 31, 1995 - PARTS I, II, and IV; and (2) definitive Proxy Statement to holders of the Registrant's Common Stock in connection with the solicitation of proxies to be used in voting at the Annual Meeting of Shareholders on May 13, 1996 - PART III.
================================================================================

                           SOUTHWESTERN ENERGY COMPANY
                                    FORM 10-K
                                  ANNUAL REPORT
                      For the Year Ended December 31, 1995

                                TABLE OF CONTENTS

                                     PART I
                                                                                                  Page
Item 1.    Business..............................................................................   1
           Natural gas and oil exploration and production........................................   1
           Natural gas gathering, transmission and distribution..................................   4
           Real estate development...............................................................   9
           Employees.............................................................................   9
           Industry segment and statistical information..........................................   9
Item 2.    Properties............................................................................   9
Item 3.    Legal Proceedings.....................................................................  10
Item 4.    Submission of Matters to a Vote of Security Holders...................................  11
           Executive Officers of the Registrant..................................................  11

                                                      PART II
Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters.................  12
Item 6.    Selected Financial Data...............................................................  12
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations   12
Item 8.    Financial Statements and Supplementary Data...........................................  12
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure    12

                                                     PART III
Item 10.   Directors and Executive Officers of the Registrant....................................  12
Item 11.   Executive Compensation................................................................  13
Item 12.   Security Ownership of Certain Beneficial Owners and Management........................  13
Item 13.   Certain Relationships and Related Transactions........................................  13

                                                      PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................  13

                                     PART I
Item 1.  BUSINESS

     Southwestern Energy Company (the Company) is a diversified natural gas company. Through its wholly-owned subsidiaries, the Company is engaged in gas and oil exploration and production, natural gas gathering and transmission as well as natural gas distribution. The principal sites for the Company's exploration and production program are the Arkoma Basin of Arkansas, the Gulf
Coast (both onshore and shallow waters offshore) and the Anadarko Basin of Oklahoma. The Company's natural gas gathering transmission and distribution properties are located in Arkansas and Missouri. The Company was incorporated under the laws of the state of Arkansas and is an exempt holding company under the Public Utility Holding Company Act of 1935.

     The Company was organized in 1929 as a local distribution company in northwest Arkansas. In 1943, the Company commenced a program of exploration for and development of natural gas reserves in Arkansas for supply to its utility customers. In 1971, the Company initiated an exploration and development program outside Arkansas, unrelated to the utility requirements. Since that time, the Company's exploration and development activities outside Arkansas have expanded. The exploration, development, and production activities are a separate, primary business of the Company.

     Exploration and production activities consist of ownership of mineral interests in productive and undeveloped leases located entirely within the United States. The Company engages in gas and oil exploration and production through its subsidiaries, SEECO, Inc. (SEECO) and Southwestern Energy Production Company (SEPCO). SEECO operates exclusively in the state of Arkansas and holds a large base of both developed and undeveloped gas reserves and conducts an ongoing drilling program in the historically productive Arkansas section of the Arkoma Basin. SEPCO conducts an exploration program in areas outside Arkansas, including the Gulf Coast areas of Louisiana and Texas, the Anadarko Basin of Oklahoma, and the Delaware Basin of New Mexico. SEPCO also holds a block of leasehold acreage located on the Fort Chaffee military reservation in western Arkansas and in other parts of Arkansas away from the operating areas of the Company's other subsidiaries.

     The Company's subsidiary Arkansas Western Gas Company (Arkansas Western) operates integrated natural gas distribution systems in Arkansas and Missouri serving approximately 168,000 customers. Arkansas Western is the largest single purchaser of SEECO's gas production. Southwestern Energy Pipeline Company (SWPL) owns a 47.93% general partnership interest in the NOARK Pipeline System, Limited Partnership (NOARK), a 258 mile long intrastate natural gas transmission system that extends across northern Arkansas. SWPL also serves as operator of the pipeline.

     This document may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See "Management's Discussion and Analysis of Financial Condition and Results of Operation" in Part II, Item 7 of this Report for a discussion of important factors that could affect the validity of any such forward-looking statements. A discussion of the primary businesses conducted by the Company through its wholly-owned subsidiaries follows.

NATURAL GAS AND OIL EXPLORATION AND PRODUCTION

     Substantially all of the Company's exploration and production activities and reserves are concentrated in Arkansas, the Gulf Coast areas of Louisiana and Texas, Oklahoma, and New Mexico. At December 31, 1995, the Company had proved natural gas reserves of 294.9 billion cubic feet (Bcf) and proved oil reserves of 2,152 thousand barrels (MBbls). Revenues of the exploration and production subsidiaries are predominately generated from production of natural gas. The Company's gas production was 34.5 Bcf in 1995, down 8% from 37.7 Bcf in 1994. Sales of gas production accounted for 93% of total operating revenues for this segment in 1995, 96% in 1994, and 98% in 1993. SEECO's largest customer for sales of its gas production was the Company's utility subsidiary. However, sales to unaffiliated purchasers, as a percentage of total sales made by both SEECO and SEPCO, have generally increased during the last three years as compared to periods prior to 1993. This increased percentage is due primarily to higher production from Arkansas properties, from producing property acquisitions, and from properties developed in the Gulf Coast areas. Sales to unaffiliated purchasers accounted for 60% of total gas volumes sold by the exploration and production segment in 1995, 63% in 1994, and 64% in 1993.

     Gas volumes sold by SEECO to Arkansas Western for its northwest Arkansas division (AWG) were 8.5 Bcf in 1995, 8.8 Bcf in 1994, and 7.1 Bcf in 1993. Through these sales, SEECO furnished 65% of the northwest Arkansas system's requirements in 1995, 64% in 1994, and 57% in 1993. The increase in 1994 compared to 1993 was due largely to increased storage injections and higher volumes resulting from a settlement reached to resolve certain gas cost issues before the Arkansas Public Service Commission (APSC). The settlement, which involved the price of gas sold under a long-term contract between SEECO and AWG, is hereafter referred to as the "Gas Cost Settlement", and is discussed more fully below. SEECO also delivered approximately 1.4 Bcf in 1995, 1.5 Bcf in 1994, and 2.2 Bcf in 1993 directly to certain large business customers of AWG through a transportation service of the utility subsidiary that became effective in October, 1991. Most of the sales to AWG are pursuant to a twenty-year contract between SEECO and AWG entered into in July, 1978, under which the price had been frozen since 1984. This contract was amended in 1994 as a result of the Gas Cost Settlement that became effective July 1, 1994, and calls for sales under the contract to take place at a price which is equal to a spot market index plus a premium. The Gas Cost Settlement has resulted in a lower contract price based on market conditions since the settlement. That effect has been offset in part by provisions of the Gas Cost Settlement which allow additional volumes to be sold under the amended contract. The amended contract provides for volumes equal to the historical level of sales under the contract to be sold at the spot market index plus a premium of $.95 per Mcf, while incremental sales volumes receive a premium of $.50 per Mcf. In 1995, 7.7 Bcf (net to the Company's interest) was sold under the contract, compared to 8.1 Bcf in 1994 and
6.0 Bcf in 1993. Other significant terms of the Gas Cost Settlement preclude the parties thereto from asking for refunds, transfer certain of AWG's natural gas storage facilities to SEECO, and prohibited AWG from filing an application for a rate increase before January, 1996. In addition to this contract, SEECO also sells gas to AWG under newer long-term contracts with flexible pricing provisions and under short-term spot market arrangements. SEECO's sales to AWG have accounted for approximately 31% of total exploration and production revenues each of the last three years.

     SEECO's sales to Associated Natural Gas Company (Associated), a division of Arkansas Western which operates natural gas distribution systems in northeast Arkansas and parts of Missouri, were 5.4 Bcf in 1995, 5.1 Bcf in 1994, and 5.7 Bcf in 1993. These deliveries accounted for approximately 59% of Associated's total requirements in 1995, 58% in 1994, and 67% in 1993. These sales represented 16% of total exploration and production revenues in 1995, 14% in 1994, and 15% in 1993. Deliveries to Associated increased in 1995 due to colder weather in the heating season and decreased in 1994 due to warmer weather. Effective October, 1990, SEECO entered into a ten-year contract with Associated to supply its base load system requirements at a price to be redetermined annually. Deliveries under this contract were made at a price of $1.90 per thousand cubic feet (Mcf) from inception of the contract through the first nine months of 1993, increased to $2.385 per Mcf for the contract period ended September 30, 1994, decreased to $2.20 per Mcf for the contract period ended September 30, 1995, and are currently being made at a price of $1.785 per Mcf.

     In 1990, SEECO completed the initial mapping and engineering phases of a multi-year geological field study of the Arkoma Basin of Arkansas. The product developed was an extensive database and geologic interpretations of the distribution of gas-bearing sands in the region and resulted in the identification of 69.7 Bcf of proved undeveloped reserves that were added to the Company's base of proved reserves. At December 31, 1995, after transfers and revisions, the remaining proved undeveloped reserves identified by the study were 40.1 Bcf. The data base developed is periodically updated by drilling activity and provides guidance in the Company's development drilling program. The development drilling program added 17.1 Bcf in 1995, 22.2 Bcf in 1994, and
27.0 Bcf in 1993 of new natural gas reserve additions and resulted in the transfer of .7 Bcf in 1995, 3.0 Bcf in 1994, and 2.6 Bcf in 1993 from the proved undeveloped category to the proved developed category. SEECO participated in a total of 80 development wells during 1995 with a completion rate of 68%. SEECO's sales to unaffiliated purchasers were 10.3 Bcf in 1995, 10.7 Bcf in 1994, and
10.0 Bcf in 1993. At present, SEECO's contracts for sales of gas to unaffiliated customers consist of short-term sales made to customers of AWG's transportation program and spot sales into markets away from AWG's distribution system. These sales are subject to seasonal price swings. In the past, the Company's ability to enter into sales arrangements with unaffiliated customers has generally been constrained by a lack of pipeline transportation to markets away from the Arkoma Basin. Initiatives of the FERC to restructure the natural gas interstate pipeline service rules through its Order No. 636 series have improved and should continue to improve the Company's ability to market its existing and potential reserves. Also contributing to the increase in the ability of SEECO to market its gas to unaffiliated customers was the completion of NOARK in September, 1992, as explained more fully below under "Natural gas gathering, transmission and distribution." SEECO's sales to unaffiliated purchasers have accounted for approximately 22% of total exploration and production revenues for the last three years.

     At December 31, 1995, the gas and oil reserves of SEPCO were located primarily in Oklahoma and the Gulf Coast areas of Louisiana and Texas. SEPCO also owns gas reserves in Arkansas, primarily related to its properties on the Fort Chaffee military reservation. SEPCO holds about 27% of the Company's natural gas reserves and all of its oil reserves. SEPCO's gas sales were 10.3 Bcf in 1995, down from 13.1 Bcf in 1994 and 12.9 Bcf in 1993. The decrease in 1995 was primarily due to declining production in the Company's offshore Gulf of Mexico properties. SEPCO's production is sold under contracts which reflect current short-term prices and which are subject to seasonal price swings.

     Oil production was 229 MBbls in 1995, compared to 200 MBbls in 1994 and 97 MBbls in 1993. The increase in oil production in 1995 and 1994 primarily resulted from acquisitions of producing properties during those years. The Company's exploration program has been directed almost exclusively toward natural gas in recent years. The Company plans to continue to concentrate on developing gas reserves, but will also selectively seek opportunities to participate in projects oriented toward oil production. Over the long-term, however, oil sales are not expected to account for a significant part of the Company's future revenues. SEPCO's gas and oil sales accounted for 31% of total exploration and production operating revenues in 1995 and 33% in both 1994 and 1993.

     In 1989, SEPCO purchased at oral auction 11,000 undrilled acres containing 17 separate drilling units on the Fort Chaffee military reservation of western Arkansas. The total cost of this acreage was approximately $11.0 million. To date, the Company has drilled or participated in nine wells at Fort Chaffee that have discovered an estimated 47.1 Bcf of new gas reserves, net to the Company's interest. Sales of gas production from Fort Chaffee totaled 3.0 Bcf in 1995, 4.3 Bcf in 1994, and 5.1 Bcf in 1993. The decrease is a result of the natural decline in the productive capability of these properties. Conflicts with military training activities have limited SEPCO's drilling operations at Fort Chaffee. The Company has attempted to work with the military to improve work schedules and operating restrictions, but those efforts have been to little avail. Fort Chaffee has been closed as an active military base, but is presently planned to be a training facility for the National Guard and other governmental agencies. The Company is not able to predict whether this change in activities conducted at Fort Chaffee will result in less restrictive operating conditions. As a result, Fort Chaffee will play a lesser role in the Company's plans.

     Outside  Arkansas,  the Company  added 18.0 Bcf of new reserves in 1995 and
8.7 Bcf in 1994 from drilling. Of that total, 11.3 Bcf in 1995 and 8.5 Bcf in 1994 were from discoveries in the coastal areas of Texas and Louisiana. The Gulf Coast region continues to be the primary focus of most of the Company's exploration activity. The Company currently is participating in several 3-D seismic programs in south Louisiana and spent approximately $5.0 million in 1995 on the largest of these programs, a 130 square mile 3-D seismic data acquisition joint venture in the east Atchafalaya Basin of south Louisiana, primarily in St. Martin Parish. The Company has a 50% working interest in the venture. About 100,000 acres is under option, convertible to leasehold acreage as the seismic data is interpreted. While the options carry rights to all depths, the Company's interest is primarily in those objectives deeper than the historically productive zones. The Company expects this venture to generate a significant number of well-defined exploration prospects. Drilling will not commence any earlier than the fourth quarter of 1996. The Company is also participating in a development drilling program in the Delaware Basin of New Mexico, keyed off three 1995 discovery wells. The Company will participate with up to a 50% working interest in 10 or more development wells during 1996 and more in 1997. The Company also has two more exploratory wells to drill in the area.

     During 1995 and 1994, the Company increased its emphasis on acquisitions of producing properties and expects that effort to continue as a supplement to its exploration and development drilling programs. The Company acquired approximately 4.5 Bcf of gas and 851 MBbls of oil during 1995, and 20.6 Bcf of gas and 1,038 MBbls of oil during 1994. The 1995 acquisitions were primarily in the Gulf Coast areas of Louisiana and Texas and the 1994 acquisitions were primarily in the Anadarko Basin of Oklahoma.

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

     The Company expects its 1996 capital expenditures for gas and oil exploration and development to total $71.0 million, down from $82.2 million incurred in 1995. Expenditures in 1996 for this segment are expected to be $24.5 million for development drilling, including $14.5 million for the Company's Arkansas program, $20.0 million for producing property acquisitions, and a total of $12.4 million for exploratory drilling and seismic. Most of the Company's risk-oriented spending will be directed toward its 3-D seismic joint ventures. The Company will review this budget periodically during the year for possible adjustment depending upon cash flow projections related to fluctuating prices for natural gas and oil.

NATURAL GAS GATHERING, TRANSMISSION AND DISTRIBUTION

     The Company's natural gas distribution operations are concentrated primarily in north Arkansas and southeast Missouri. The Company serves approximately 168,000 retail customers and obtains a substantial portion of the gas they consume through its Arkoma Basin gathering facilities. The Company is also a participant in a partnership that owns the NOARK Pipeline System. The complexity of AWG's distribution operations, particularly its gathering system in the Arkoma Basin gas fields, increased significantly with the start up of NOARK. AWG provides field management services to NOARK under a contract with the partnership and AWG's gathering system delivers to NOARK a substantial part of the gas NOARK transports. The Company completed a pipeline in 1993 that connects NOARK to Associated's distribution system, tying together the Company's two primary gas distribution systems.

     Arkansas Western consists of two operating divisions. The AWG division gathers natural gas in the Arkansas River Valley of western Arkansas and transports the gas through its own transmission and distribution systems, ultimately delivering it at retail to approximately 101,000 customers in northwest Arkansas. The Associated division currently receives its gas from transportation pipelines and delivers the gas through its own transmission and distribution systems, ultimately delivering it at retail to approximately 67,000 customers primarily in northeast Arkansas and southeast Missouri. Associated, formerly a wholly owned subsidiary of Arkansas Power and Light Company, was acquired and merged into Arkansas Western effective June 1, 1988. The Arkansas Public Service Commission (APSC) and the Missouri Public Service Commission (Missouri Commission) regulate the Company's utility rates and operations. In Arkansas, the Company operates through municipal franchises which are perpetual by state law. These franchises, however, are not exclusive within a geographic area. In Missouri, the Company operates through municipal franchises with various terms of existence.

     AWG and Associated deliver natural gas to residential, commercial, and industrial customers. The industrial customers are generally smaller concerns using gas for plant heating or product processing. AWG has no restriction on adding new residential or commercial customers and will supply new industrial customers which are compatible with the scale of its facilities. AWG has never denied service to new customers within its service area or experienced curtailments because of supply constraints. Associated has not denied service to new customers within its service area or experienced curtailments because of supply constraints since the acquisition date. Curtailment of large industrial customers of AWG and Associated occurs only infrequently when extremely cold weather requires that systems be dedicated exclusively to human needs customers.

     AWG and Associated have experienced a general trend in recent years toward lower rates of usage among their customers, largely as a result of conservation efforts which the Company encourages. Competition is increasingly being experienced from alternative fuels, primarily electricity, fuel oil, and propane. A significant amount of fuel switching has not been experienced, though, as natural gas is generally the least expensive, most readily available fuel in the service territories of AWG and Associated.

     The competition from alternative fuels and, in a limited number of cases, alternative sources of natural gas has intensified in recent years as a result of the significant declines in prices of petroleum products and the deliverability surplus of natural gas experienced in the past. Industrial customers are most likely to consider utilization of these alternatives, as they are less readily available to commercial and residential customers. In an effort to provide some pricing alternatives to its large industrial customers with relatively stable loads, AWG offers an optional tariff to its larger business customers and to any other large business customer which shows that it has an alternate source of fuel at a lower price or that one of its direct competitors in another area has access to cheaper sources of energy. This optional tariff enables those customers willing to accept the risk of price and supply volatility to direct AWG to obtain a certain percentage of their gas requirements in the spot market. Participating customers continue to pay the nongas cost of service included in AWG's present tariff for large business customers and agree to reimburse AWG for any take-or-pay liability caused by spot market purchases on the customer's behalf. In an effort to more fully meet the service needs of larger business customers, both AWG and Associated instituted a transportation service in October, 1991, that allows such customers in Arkansas to obtain their own gas supplies directly from other suppliers. Associated has offered transportation service to its larger customers in Missouri for several years and AWG's spot market purchasing program has provided customers in northwest Arkansas with many of the benefits of transportation service. Under the programs, transportation service is available in Arkansas to any large business customer which consumes a minimum of 150,000 Mcf per year and no less than 3,000 Mcf per month. Transportation service is available in Missouri to any customer whose average monthly usage exceeds 2,000 Mcf. The minimums can be met by aggregating facilities under common ownership. A total of eleven customers are currently using the Arkansas transportation service, including three of AWG's four largest customers in northwest Arkansas and Associated's two largest customers in northeast Arkansas. Associated's 13 largest Missouri customers are currently using transportation service.

     AWG purchases its system gas supply directly at the wellhead under long-term contracts. Purchases are made from approximately 290 working interest owners in 484 producing wells. As previously indicated, SEECO furnished approximately 65% of AWG's system requirements in 1995, 64% in 1994, and 57% in 1993. A significant portion of AWG's unaffiliated supply comes from market responsive, long-term contracts which take advantage of the lower prices that have generally been available from gas suppliers.

     At December 31, 1995, AWG had a gas supply available to its northwest Arkansas system of approximately 213 Bcf of proved developed reserves, equal to 15 times current annual usage. Of this total, approximately 109 Bcf were net reserves available from SEECO. Under the terms of the Gas Cost Settlement, SEECO's reserves are no longer dedicated to AWG. However, a portion of these reserves are utilized to meet the annual sales volume commitment of 9.0 Bcf (gross) under the amended long-term contract with AWG. For purposes of determining AWG's available gas supply, deliveries to AWG's spot market purchasing program or transportation customers and the reserves related to those deliveries are not considered.

     Associated purchases gas for its system supply from unaffiliated suppliers accessed by interstate pipelines and from SEECO. Purchases from SEECO are under a ten-year contract with annual price redeterminations. Purchases from unaffiliated suppliers are under firm contracts with terms between one and three years. The rates charged by these suppliers include demand components to ensure availability of gas supply, administrative fees, and a commodity component which is based on spot market gas prices. Associated's gas purchases are transported through eight pipelines. The pipeline transportation rates include demand charges to reserve pipeline capacity and commodity charges based on volumes transported. Associated has also contracted with five of the interstate pipelines for storage capacity to meet its peak seasonal demands. These contracts involve demand charges based on the maximum deliverability, capacity charges based on the maximum storage quantity, and charges for the quantities injected and withdrawn. In 1993, Associated renegotiated its purchase contracts with interstate pipelines in accordance with the pipeline restructuring as mandated by the Federal Energy Regulatory Commission's (FERC) Order No. 636. Prior to Order 636, Associated purchased its system supply from six interstate pipelines, SEECO, and various spot market suppliers.

     Over the past several years changes at the federal level have brought significant changes to the regulatory structure governing interstate sales and transportation of natural gas. The FERC's Order No. 636 series changed a major portion of the gas acquisition merchant function provided to gas distributors by interstate pipelines. AWG already obtains its supply at the wellhead directly from producers and has not been directly impacted by Order No. 636. Associated has acquired the bulk of its gas supply at the wellhead since its acquisition by Arkansas Western, but continued until Order No. 636 to purchase a portion of both its peak and base requirements from interstate suppliers. The changes mandated by Order No. 636 have placed the responsibility for arranging firm supplies of natural gas directly on local distribution companies and have, as a result, lessened the ability of Associated to purchase gas on the short-term spot market

     As a result of pipeline deregulation, Associated has paid, net of refunds received, approximately $2.6 million in contract reformation costs and take-or-pay costs, and $2.5 million in transition costs which its interstate pipeline suppliers incurred and were allowed to recover. The Company anticipates full recovery of the $2.5 million in transition costs incurred. To date, the Company has recovered approximately $1.5 million of the contract reformation costs and take-or-pay costs from its utility sales customers in the state of Missouri. Of the unrecovered $1.1 million related to contract reformation costs and take-or-pay costs, $.5 million is applicable to Associated's transportation customers in the state of Missouri and $.6 million is applicable to all customers in the state of Arkansas. As discussed below, the Missouri Commission has disallowed recovery of the $.5 million from Associated's Missouri transportation customers.

     AWG also purchases gas from unaffiliated producers under take-or-pay contracts. Currently, the Company believes that it does not have a significant exposure to liabilities resulting from these contracts, although the Company's exposure to take-or-pay liabilities to its gas suppliers has increased in recent years as a result of a decline in its gas purchase requirements. This decline occurred because some of its large business customers converted to the transportation service offered by AWG and began to obtain their own gas supplies directly from other sources. The Company expects to be able to continue to satisfactorily manage its exposure to take-or-pay liabilities.

     As discussed earlier, Associated purchases a portion of its gas supply at the wellhead from one of the Company's gas producing subsidiaries under a long-term firm contract entered into in October, 1990. On July 14, 1995, Associated received an order from the Missouri Commission disallowing the recovery of approximately $2.0 million of gas costs. The order was the result of gas cost audits covering the five-year period ending August 31, 1993. Of the total disallowed, $1.5 million represented a portion of the difference between the price paid by Associated under its long-term firm contract with SEECO and a spot market index price for gas delivered into an interstate pipeline operating in the Arkoma Basin. The balance of $.5 million disallowed represented take-or-pay charges passed through to Associated by its interstate suppliers and allocable to transportation customers of Associated, as discussed above. The APSC had previously reviewed the costs charged to Arkansas ratepayers under this contract and found them to be proper and allowable for recovery. Associated has appealed the Missouri Commission's decision to the Circuit Court of Cole County, Missouri and that court has stayed the Missouri Commission's order and has directed Associated to pay the money to be refunded under the Missouri Commission's order into the registry of the court while the appeal is pending. The Staff of the Missouri Commission has also recommended the disallowance of an additional $.7 million of gas costs as a result of an audit for the year ended August, 1994. The Missouri Commission has not yet issued an order in connection with that recommendation. The Company will continue to defend its pricing policies and seek recovery of these costs from Associated's customers. The Company does not expect the ultimate outcome of these matters to have a material impact on the results of operations or the financial position of the Company.

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

     Gas distribution revenues in future years will be impacted by both customer growth and rate increases allowed by regulatory commissions. In recent years, AWG has experienced customer growth of approximately 3.5% to 4.0% annually, while Associated has experienced customer growth of approximately

1% annually. Based on current economic conditions in the Company's service territories, the Company expects this trend in customer growth to continue. AWG and Associated pass along to customers through an automatic cost of gas adjustment clause any increase or decrease experienced in purchased gas costs. As previously mentioned, the APSC and the Missouri Commission regulate the Company's utility rates and operations. AWG filed an application with the APSC on January 30, 1996, for a rate increase of $7.2 million annually. The APSC has ten months in which to reach a decision on the amount of the rate increase to be approved. As a result, any increase granted will likely not become effective until late 1996. The Company anticipates filing a rate increase request for Associated's operations in late 1996. Rate increase requests which may be filed in the future will depend on customer growth, increases in operating expenses, and additional investments in property, plant and equipment. AWG's rates for gas delivered to its retail customers are not regulated by the FERC, but its transmission and gathering pipeline systems are subject to the FERC's regulations concerning open access transportation since AWG accepted a blanket transportation certificate in connection with its merger with Associated.

     NOARK is an intrastate pipeline constructed by a limited partnership in which SWPL holds a 47.93% general partnership interest and is the pipeline's operator. NOARK's main line was completed and placed in service in September, 1992. A lateral line of NOARK that allows the Company's gas distribution segment to augment its supply to an existing market as well as supply gas to new markets was completed and placed in service in November, 1992. The 258 mile long pipeline originates near the Fort Chaffee military reservation in western Arkansas and terminates in northeast Arkansas. NOARK interconnects with three major interstate pipelines and provides additional access to markets for gas production of both the Company and other producers. Construction of an eight-mile interstate pipeline connecting NOARK to the distribution system of Associated was completed during 1993. NOARK is a public utility regulated by the APSC. The APSC established NOARK's maximum transportation rate based on its original construction cost estimate of approximately $73.0 million. Due to construction problems and the addition of a compressor station, the ultimate costs of the pipeline exceeded the original estimate by approximately $30 million. NOARK has a capacity of approximately 141 MMcfd. In 1995, NOARK had an average daily throughput of 86 MMcfd, compared to 82 MMcfd in 1994, and 79 MMcfd in 1993. Arkansas Western has contracted for 41 MMcfd of firm capacity on NOARK under a transportation contract with an original term of ten years. The remaining term of that contract is seven years and the contract is renewable year to year until terminated by 180 days notice. NOARK also had a five-year transportation contract with an independent marketer to transport 50 MMcfd through NOARK on a firm basis. The Company's exploration and production segment was supplying 25 MMcfd of the volumes transported by the marketer under that agreement. In late 1993, the gas marketing company filed suit against NOARK, the Company, and certain of its affiliates, and, effective January 1, 1994, ceased transporting gas under its agreement with NOARK. In late 1995, the suit was settled prior to trial. In exchange for a $6.0 million payment to NOARK, the marketer was released from its obligations under its firm transportation agreement and its contract with the Company's affiliates. The Company is currently making its own sales arrangements and transporting production through NOARK which was previously purchased by the marketer.

     NOARK has been operating below capacity and generating losses since it was placed in service. The Company expects further losses from its equity investment in NOARK until the pipeline is able to increase its level of throughput and until improvement occurs in the competitive conditions which determine the transportation rates NOARK can charge. NOARK provides additional pipeline capacity to a portion of the Arkoma Basin in Arkansas which was not previously adequately served by pipelines offering firm transportation. NOARK competes primarily with two interstate pipelines in its gathering area. One of those elected to become an open access transporter subsequent to NOARK's start of construction. The increased availability of interruptible transportation service has intensified the competitive environment within which

NOARK operates. The Company and the other partners of NOARK are currently investigating several options which would improve NOARK's future financial prospects.

     The Company is subject to laws and regulations relating to the protection of the environment. The Company's policy is to accrue environmental and cleanup related costs of a noncapital nature when it is both probable that a liability has been incurred and when the amount can be reasonably estimated. The Company has no material amounts accrued at December 31, 1995. Additionally, management believes any future remediation or other compliance related costs will not have any material effect upon capital expenditures, earnings, or the competitive position of the Company's subsidiaries.

REAL ESTATE DEVELOPMENT

     A. W. Realty Company (AWR) owns an interest in approximately 170 acres of real estate, most of which is undeveloped. AWR's real estate development activities are concentrated on a 130-acre tract of land located near the Company's headquarters in a growing part of Fayetteville, Arkansas. The Company has owned an interest in this land for many years. The property is zoned for commercial, office, and multi-family residential development. AWR continues to review with a joint venture partner various options for developing this property which would minimize the Company's initial capital expenditures but still enable it to retain an interest in any appreciation in value. This activity, however, does not represent a significant portion of the Company's business.

EMPLOYEES

     At December 31, 1995, the Company had 667 employees, 88 of whom are represented under a collective bargaining agreement.

INDUSTRY SEGMENT AND STATISTICAL INFORMATION

     The following portions of the 1995 Annual Report to Shareholders (filed as Exhibit 13 to this filing) are hereby incorporated by reference for the purpose of providing additional information about its business. Refer to page 27 (Note 9 to the financial statements) for information about industry segments and pages 30 and 31 ("Financial and Operating Statistics") for additional statistical information, including the average sales price per unit of gas produced and of oil produced and the average production cost per unit.

Item 2.  PROPERTIES

     The portions of the Registrant's 1995 Annual Report to Shareholders (filed as Exhibit 13 to this filing) listed below are hereby incorporated by reference for the purpose of describing its properties.

     Refer to the Appendix (filed as part of Exhibit 13 to this filing) for information concerning areas of operation of the Company's gas distribution systems. For information concerning the Company's exploration and production areas of operation, also refer to the Appendix. See the table entitled "Operating Properties" at the Appendix for information concerning miles of pipe of the Company's gas distribution systems and for information regarding leasehold acreage and producing wells by geographic region of the Company's exploration and production segment. Also, see pages 24 through 26 (Notes 5 and 6 to the financial statements) for additional information about the Company's gas and oil operations. For information concerning capital expenditures, refer to page 14 ("Capital Expenditures" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations"). Also refer to page 31 ("Financial and Operating Statistics") for information concerning gas and oil wells drilled and gas and oil produced.

     The following information is provided to supplement that presented in the 1995 Annual Report to Shareholders:

NET WELLS DRILLED DURING THE YEAR

                                   Exploratory
                            Productive
     Year                     Wells       Dry Holes    Total
     ----                   ----------    ---------    -----
     1995 . . . . . . . . .     6.3          7.1        13.4
     1994 . . . . . . . . .     4.7          1.8         6.5
     1993 . . . . . . . . .     2.8          4.0         6.8

                                   Development
                            Productive
     Year                     Wells       Dry Holes    Total
     ----                   ----------    ---------    -----
     1995 . . . . . . . . .    37.5         19.4        56.9
     1994 . . . . . . . . .    45.5         14.7        60.2
     1993 . . . . . . . . .    37.9         10.5        48.4

WELLS IN PROGRESS AS OF DECEMBER 31, 1995

     Type of Well                           Gross        Net
     ------------                           -----       ----
     Exploratory........................     8.0         5.1
     Development........................     9.0         7.3
                                            -----       ----
     Total..............................    17.0        12.4
                                            =====       ====

     Due to the insignificance of the Company's oil reserves and producing oil wells to its total reserves and producing wells, separate disclosure of gas and oil producing wells has not been made.

     No individually significant discovery or other major favorable or adverse event has occurred since December 31, 1995.

     During 1995, SEECO and SEPCO were required to file Form 23, "Annual Survey of Domestic Oil and Gas Reserves" with the Department of Energy. The basis for reporting reserves on Form 23 is not comparable to the reserve data included in
Note 6 to the financial statements in the 1995 Annual Report to Shareholders. The primary differences are that Form 23 reports gross reserves, including the royalty owners' share and includes reserves for only those properties where either SEECO or SEPCO is the operator.

Item 3. LEGAL PROCEEDINGS

     The Company has been advised of a potential claim against it involving the disputed ownership of overriding royalty interests in a number of oil and gas properties and related matters. The Company has begun discussions with the claimant and has engaged special counsel to assist it in a preliminary investigation of the claim's merits. The Company is unable to predict at this time whether litigation will be commenced in respect of this claim or how the claim will ultimately be resolved. While the amount of the potential claim is significant in the aggregate, management believes, based on its preliminary investigation, that the Company's ultimate liability, if any, will not be material to its consolidated financial position or results of operations.

     The Company and its subsidiaries are involved in various other legal proceedings arising in the ordinary course of business. While the outcome of lawsuits or other proceedings cannot be predicted with certainty, management expects these matters will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of the fiscal year ended December 31, 1995, to a vote of security holders, through the solicitation of proxies or otherwise.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The  following  is  information  with regard to  executive  officers of the
Company:

               Name                 Officer Position                              Age
               ----                 ----------------                              ---
Charles E. Scharlau..... Chairman of the Board (since 1979), Southwestern          68
                         Energy  Company  and  Subsidiaries,
                         and Chief Executive  Officer (since
                         1968), Southwestern Energy Company.

Dan B. Grubb............ President and Chief Operating Officer (since 1992),       60
                         Director (1988-1992), Southwestern Energy Company.
                         Chairman and Chief Executive Officer of Grubb
                         Industries, Inc., and Investor and Business Consultant
                         (since 1988). Previously, President and Chief Operating
                         Officer, Midcon Corporation (since 1987).

Stanley D. Green........ Executive Vice President - Finance and Corporate          42
                         Development (since 1992), and Chief Financial Officer
                         (since 1987), Vice President - Treasurer and Secretary
                         (since 1987), Controller (since 1981), Southwestern
                         Energy Company and Subsidiaries.

B. Brick Robinson....... Executive Vice President and Chief Operating Officer      65
                         (since 1988), Southwestern Energy Production Company
                         and SEECO, Inc. (subsidiaries of Southwestern Energy
                         Company). Previously, various positions with
                         Occidental Petroleum Corporation and its subsidiaries,
                         including Vice President, Far East and Domestic
                         Frontier Exploration, Occidental International (since
                         1985).

Gregory D. Kerley....... Vice President - Treasurer and Secretary (since 1992),    40
                         and Chief Accounting Officer (since 1990), Controller
                         (since 1990), Southwestern Energy Company and
                         Subsidiaries. Previously, Treasurer and Controller,
                         Agate Petroleum, Inc. (since 1984).

     All officers are elected at the Annual Meeting of the Board of Directors for one-year terms or until their successors are duly elected. There are no arrangements between any officer and any other person pursuant to which he was selected as an officer. There is no family relationship between any of the named executive officers or between any of them and the Company's directors. Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is presented in the definitive Proxy

Statement dated March 27, 1996, under the section entitled "Security Ownership of Directors, Nominees, and Executive Officers" and is incorporated herein by reference.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Shareholder Information on page 32 and "Common Stock Statistics" included in the Company's Financial and Operating Statistics on page 30 of the 1995
Annual Report to Shareholders (filed as Exhibit 13 to this filing) are hereby incorporated by reference for information concerning the market for and prices of the Company's Common Stock, the number of shareholders, and cash dividends paid.

     The terms of the Company's long-term debt instruments and agreements impose restrictions on the payment of cash dividends. At December 31, 1995, $103.0 million of retained earnings was available for payment as cash dividends. These covenants generally limit the payment of dividends in a fiscal year to the total of net income plus $20.0 million less dividends paid and purchases, redemptions or retirements of capital stock during the period since January 1, 1990.

     The Company paid dividends at an annual rate of $.24 per share in 1995 and 1994. While the Board of Directors intends to continue the practice of paying dividends quarterly, amounts and dates of such dividends as may be declared will necessarily be dependent upon the Company's future earnings and capital requirements.

Item 6.   SELECTED FINANCIAL DATA, AND

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, AND

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following portions of the 1995 Annual Report to Shareholders (filed as Exhibit 13 to this filing) are hereby incorporated by reference.

     Refer to page 30 ("Financial and Operating Statistics") for selected financial data of the Company.

     Refer to the text on pages 10 through 15 for "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Refer to pages 17 through 29 for financial statements and supplementary data.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with accountants on accounting and financial disclosure.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The definitive Proxy Statement to holders of the Company's Common Stock in connection with the solicitation of proxies to be used in voting at the Annual Meeting of Shareholders on May 13, 1996 (the 1996 Proxy Statement), is hereby incorporated by reference for the purpose of providing information about the identification of directors. Refer to the sections "Election of Directors" and "Security Ownership of Directors, Nominees, and Executive Officers" for information concerning the directors.

     Information concerning executive officers is presented in Part I, Item 4 of this Form 10-K.

Item 11.  EXECUTIVE COMPENSATION

     The 1996 Proxy Statement is hereby incorporated by reference for the purpose of providing information about executive compensation. Refer to the section "Executive Compensation."

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The 1996 Proxy Statement is hereby incorporated by reference for the purpose of providing information about security ownership of certain beneficial owners and management. Refer to the section "Security Ownership of Directors, Nominees, and Executive Officers" for information about security ownership of certain beneficial owners and management.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The 1996 Proxy Statement is hereby incorporated by reference for the purpose of providing information about related transactions. Refer to the section "Security Ownership of Directors, Nominees, and Executive Officers" for information about transactions with members of the Company's Board of Directors.

                                     PART IV

 Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) The following consolidated financial statements of the Company and its subsidiaries, included on pages 17 through 29 of its 1995 Annual Report to Shareholders (filed as Exhibit 13 to this filing) and the report of independent auditors on page 16 of such report are hereby incorporated by reference:

           Report of Independent Auditors.

           Consolidated Balance Sheets as of December 31, 1995 and 1994.

           Consolidated Statements of Income for the years ended December 31, 1995, 1994, and 1993.

           Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994, and 1993.

           Consolidated Statements of Retained Earnings for the years ended December 31, 1995, 1994, and 1993.

           Notes to Consolidated Financial Statements, December 31, 1995, 1994, and 1993.

      (2) The  consolidated  financial  statement  schedules  have been  omitted
because  they  are  not  required  under  the  related   instructions,   or  are
inapplicable and therefore have been omitted.

      (3) The exhibits listed on the accompanying Exhibit Index (pages 15 - 17) are filed as part of, or incorporated by reference into, this Report.

   (b)     Reports on Form 8-K:

                A Current Report on Form 8-K was filed on December 21, 1995, referencing the opinions of Cleary, Gottlieb, Steen and Hamilton and Jeffrey L. Dangeau, as to the validity of the Company's 6.70% Senior Notes due 2005, issued on December 5, 1995.

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

                                                  SOUTHWESTERN ENERGY COMPANY
                                                  ---------------------------
                                                          (Registrant)



Dated:  March 25, 1996                    BY:        /s/ STANLEY D. GREEN
                                                 ----------------------------
                                                       Stanley D. Green,
                                              Executive Vice President - Finance
                                                and Corporate Development, and
                                                    Chief Financial Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 25, 1996.


  /s/ CHARLES E. SCHARLAU                    Director, Chairman, and
---------------------------                  Chief Executive Officer
    Charles E. Scharlau


   /s/ STANLEY D. GREEN                      Executive Vice President -
---------------------------                  Finance and Corporate Development,
    Stanley D. Green                         and Chief Financial Officer


   /s/ GREGORY D. KERLEY                     Vice President - Treasurer
---------------------------                  and Secretary, and
    Gregory D. Kerley                        Chief Accounting Officer


/s/ JOHN PAUL HAMMERSCHMIDT                  Director
---------------------------
  John Paul Hammerschmidt

    /s/ ROBERT L. HOWARD                     Director
---------------------------
     Robert L. Howard

   /s/ KENNETH R. MOURTON                    Director
---------------------------
     Kenneth R. Mourton

   /s/ CHARLES E. SANDERS                    Director
---------------------------
     Charles E. Sanders


   Supplemental  Information  to be  Furnished  With Reports  Filed  Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

                                 Not Applicable

                                  EXHIBIT INDEX
Exhibit
  No.                              Description
-------                            -----------

  3. Articles of Incorporation and Bylaws of the Company (amended and restated Articles of Incorporation incorporated by reference to Exhibit 3 to Annual Report on Form 10-K for the year ended December 31, 1993); Bylaws of the Company (amended Bylaws of the Company incorporated by reference to Exhibit 3 to Annual Report on Form 10-K for the year ended December 31, 1994).

  4.1 Shareholder Rights Agreement, dated May 5, 1989 (incorporated by reference to Exhibit 1 filed with the Company's Form 8-K on May 10,
         1989).

  4.2 Prospectus, Registration Statement, and Indenture on 6.70% Senior Notes due December 1, 2005 and issued December 5, 1995 (incorporated by reference to the Company's Forms S-3 and S-3/A filed on November 1, 1995, and November 17, 1995, respectively, and also to the Company's filings of a Prospectus and Prospectus Supplement on November 22, 1995, and December 4, 1995, respectively).

        MATERIAL CONTRACTS:

10.1 Gas Purchase Contract between SEECO, Inc., and Arkansas Western Gas Company, dated July 24, 1978, as amended May 21, 1979, and Amended and Restated as of July 1, 1994 (incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-K for the year ended December 31, 1994).

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

Exhibit
  No.                              Description
-------                            -----------

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

10.5 Southwestern Energy Company Supplemental Retirement Plan, adopted May 31, 1989, and Amended and Restated as of December 15, 1993, and as further amended February 1, 1996 (amended and restated plan incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K for the year ended December 31, 1993; amendment dated February 1, 1996, filed herewith).

10.6 Southwestern Energy Company Supplemental Retirement Plan Trust, dated December 30, 1993 (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the year ended December 31, 1993).

10.7 Southwestern Energy Company Nonqualified Retirement Plan, effective October 4, 1995 (filed herewith).

10.8 Split-Dollar Life Insurance agreement for Stanley D. Green, effective February 1, 1996 (filed herewith).

10.9 Executive Severance Agreement for Charles E. Scharlau, effective August 4, 1989 (incorporated by reference to Exhibit 10 to Annual Report on Form 10-K for the year ended December 31, 1989).

10.10 Executive Severance Agreement for Stanley D. Green, effective August 4, 1989 (incorporated by reference to Exhibit 10 to Annual Report on Form 10-K for the year ended December 31, 1989).

10.11 Executive Severance Agreement for B. Brick Robinson, effective August 4, 1989 (incorporated by reference to Exhibit 10 to Annual Report on Form 10-K for the year ended December 31, 1989).

10.12 Executive Severance Agreement for Dan B. Grubb, effective July 8, 1992 (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K for the year ended December 31, 1992).

10.13 Executive Severance Agreement for Gregory D. Kerley, effective December 14, 1994 (incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K for the year ended December 31, 1994).

Exhibit
  No.                              Description
-------                            -----------

10.14 Employment Agreement for Charles E. Scharlau, dated December 18, 1990, effective January 1, 1991, as amended December 7, 1994 (original agreement incorporated by reference to Exhibit 10 to Annual Report on Form 10-K for the year ended December 31, 1990; amended agreement incorporated by reference to Exhibit 10.12 to Annual Report on Form 10-K for the year ended December 31, 1994).

10.15   Employment   Agreement  for  Dan  B.  Grubb,   effective  July  8,  1992
        (incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K for the year ended December 31, 1992).

10.16 Form of Indemnity Agreement, between the Company and each officer and director of the Company (Incorporated by reference to Exhibit 10.20 to Annual Report on Form 10-K for the year ended December 31, 1991).

10.17   Agreement for Sale of Partnership  Interest between  Southwestern Energy
        Pipeline Company and GRUBB NOARK Pipeline, Inc., dated July 24, 1992 (incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K for the year ended December 31, 1992).

13. 1995 Annual Report to Shareholders, except for those portions not expressly incorporated by reference into this Report. Those portions not expressly incorporated by reference are not deemed to be filed with the Securities and Exchange Commission as part of this Report (filed herewith).

22. Subsidiaries of the Registrant (incorporated by reference to Exhibit 22 to Annual Report on Form 10-K for the year ended December 31, 1992).