Form 10-Q
period 1996-03-31
SOUTHWESTERN ENERGY CO
filed 1996-05-14
CIK 7332

===========================================================================

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                        -----------------------
                               FORM 10-Q
 (Mark one)
    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                           Exchange Act of 1934
               For the quarterly period ended March 31, 1996
                                              --------------

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
                              Yes: X    No:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               Class                       Outstanding at May 3, 1996
    ----------------------------         ------------------------------
    Common Stock, Par Value $.10                   24,701,349

===========================================================================
                                   - 1 -

                                   PART I

                            FINANCIAL INFORMATION

                 SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                   ASSETS



                                                 March 31,    December 31,
                                                    1996          1995
                                                 ---------     ---------
                                                     ($ in thousands)
     Current Assets
       Cash                                      $   1,249      $   1,498
       Accounts receivable                          31,764         35,541
       Income taxes receivable                       2,491          8,221
       Inventories, at average cost                 12,913         15,448
       Other                                         2,108          3,188
                                                 ---------      ---------
            Total current assets                    50,525         63,896
                                                 ---------      ---------
     Investments                                     8,297          9,114
                                                 ---------      ---------
     Property, Plant and Equipment, at cost
       Gas and oil properties, using the
         full cost method                          533,455        517,979
       Gas distribution systems                    195,822        193,258
       Gas in underground storage                   27,109         32,616
       Other                                        20,108         19,717
                                                 ---------      ---------
                                                   776,494        763,570
       Less:  Accumulated depreciation,
                depletion and amortization         289,137        277,751
                                                 ---------      ---------
                                                   487,357        485,819
                                                 ---------      ---------

     Other Assets                                   11,346         10,264
                                                 ---------      ---------





     Total Assets                                $ 557,525      $ 569,093
                                                 =========      =========



                 The accompanying notes are an integral part
                       of the financial statements.

                SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                 March 31,     December 31,
                                                    1996           1995
                                                 ---------      ---------
                                                      ($ in thousands)
     Current Liabilities
       Current portion of long-term debt         $   3,071      $   3,071
       Accounts payable                             19,237         23,989
       Taxes payable                                 2,943          2,422
       Interest payable                              4,842          1,376
       Customer deposits                             4,639          4,619
       Over-recovered purchased gas costs, net       4,703          7,327
       Other                                         1,851          2,606
                                                 ---------      ---------
            Total current liabilities               41,286         45,410
                                                 ---------      ---------
     Long-Term Debt, less current portion above    189,857        207,757
                                                 ---------      ---------
     Other Liabilities
       Deferred income taxes                       117,999        115,461
       Deferred investment tax credits               2,025          2,103
       Other                                         3,972          3,858
                                                 ---------      ---------
                                                   123,996        121,422
                                                 ---------      ---------
     Commitments and Contingencies

     Shareholders' Equity
       Common stock, $.10 par value; authorized
         75,000,000 shares, issued 27,738,084
         shares                                      2,774          2,774
       Additional paid-in capital                   21,272         21,272
       Retained earnings                           212,484        204,632
       Less:  Common stock in treasury, at cost     33,795         33,795
              Unamortized cost of 31,527
                restricted shares in 1996
                and 34,807 restricted shares
                in 1995, issued under stock
                incentive plan                         349            379
                                                 ---------      ---------
                                                   202,386        194,504
                                                 ---------      ---------
     Total Liabilities and Shareholders' Equity  $ 557,525      $ 569,093
                                                 =========      =========

                 The accompanying notes are an integral part
                         of the financial statements.

               SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                                                Quarter Ended
                                                                  March 31
                                                           1996              1995
                                                        ---------         ---------
                                             ($ in thousands, except per share amounts)
     Operating Revenues
       Gas sales                                        $  60,706         $  49,213
       Oil sales                                            1,316               834
       Gas transportation                                   1,150             1,181
       Other                                                  690               523
                                                        ---------         ---------
                                                           63,862            51,751
                                                        ---------         ---------
     Operating Costs and Expenses
       Purchased gas costs                                 20,094            15,595
       Operating and general                               11,754            10,586
       Depreciation, depletion and amortization            11,217             9,354
       Taxes, other than income taxes                       1,279             1,126
                                                       ----------        ----------
                                                           44,344            36,661
                                                       ----------        ----------
     Operating Income                                      19,518            15,090
                                                       ----------        ----------
     Interest Expense                                       3,215             2,598
                                                       ----------        ----------
     Other Income (Expense)                                (1,126)             (945)
                                                       ----------        ----------
     Income Before Provision for Income Taxes              15,177            11,547
                                                       ----------        ----------
     Income Tax Provision
          Current                                           3,383             2,885
          Deferred                                          2,460             1,560
                                                       ----------        ----------
                                                            5,843             4,445
                                                       ----------        ----------
     Net Income                                         $   9,334         $   7,102
                                                       ==========        ==========

     Weighted Average Common Shares Outstanding        24,701,349        25,672,724
                                                       ==========        ==========

     Earnings Per Share                                     $0.38             $0.28
                                                      ===========        ==========

     Dividends Declared Per Share Payable
       5/3/96 and 5/5/95                                    $0.06             $0.06
                                                      ===========        ==========

                  The accompanying notes are an integral part
                         of the financial statements.
                                   - 5 -

                 SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                            Quarter Ended
                                                               March 31,
                                                          1996        1995
                                                        --------    --------
                                                          ($ in thousands)
     Cash Flows From Operating Activities
       Net income                                     $    9,334   $   7,102
       Adjustments to reconcile net income to
         net cash provided by operating activities:
           Depreciation, depletion and amortization       11,286       9,424
           Deferred income taxes                           2,460       1,560
           Equity in loss of partnership                     808         966
           Change in assets and liabilities:
             Decrease in accounts receivable               3,777       6,022
             Decrease in income taxes receivable           5,730       2,877
             Decrease in inventories                       2,535       1,817
             Decrease in accounts payable                 (4,752)     (3,589)
             Increase in taxes payable                       521         709
             Increase in interest payable                  3,466         944
             Increase (decrease) in over-recovered
              purchased gas costs                         (2,624)      4,953
             Net change in other current assets
              and liabilities                                345         (69)
                                                      ----------   ---------
     Net cash provided by operating activities            32,886      32,716
                                                      ----------   ---------

     Cash Flows From Investing Activities
       Capital expenditures                              (18,721)    (20,160)
       Investment in partnership                             -        (1,140)
       Decrease in gas stored underground                  5,507       3,993
       Other items                                          (539)        605
                                                      ----------   ---------
     Net cash used in investing activities               (13,753)    (16,702)
                                                      ----------   ---------

     Cash Flows From Financing Activities
       Decrease in revolving long-term debt              (17,900)   (12,500)
       Increase in treasury stock                            -       (1,157)
       Cash dividends                                     (1,482)    (1,541)
                                                      ----------   --------
     Net cash used in financing activities               (19,382)   (15,198)
                                                      ----------   --------


    Increase (decrease) in cash                            (249)        816
    Cash at beginning of year                             1,498       1,152
                                                      ---------    --------
    Cash at end of period                             $   1,249    $  1,968
                                                      =========    ========

                The accompanying notes are an integral part
                        of the financial statements.
                                   - 6 -

                  SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1996



1.       BASIS OF PRESENTATION

         The financial statements included herein are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The Company's accounting policies are summarized in the 1995 Annual Report to Shareholders, Notes to Financial Statements.

         Certain reclassifications have been made to the March 31, 1995, financial statements in order to conform with the 1996 presentation. These reclassifications had no effect on previously reported net income.

2.       DIVIDEND PAYABLE

         A dividend of $.06 per share was declared April 10, 1996, payable May 3, 1996.

3.       INTEREST AND INCOME TAXES PAID

         The following table provides interest and income taxes paid during each period presented.

         Quarter Ended March 31                       1996                  1995
         -----------------------------------------------------------------------
                                                             (in thousands)
         Interest payments                            $321                $1,935
         Income tax payments                            $9                  $221

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following updates information as to the Company's financial condition provided in the Company's Form 10-K for the year ended December 31, 1995, and analyzes the changes in the results of operations between the three month period ended March 31, 1996, and the comparable period of 1995.

RESULTS OF OPERATIONS

Net income for the three months ended March 31, 1996, was $9.3 million, or $.38 per share, up from $7.1 million, or $.28 per share, for the same period in 1995. The increase in net income was the result of increased sales of the Company's gas production, higher prices received for that production, and increased deliveries of its utility systems. These factors led to improved operating results in both of the Company's major business segments. The following tables compare operating revenues and operating income by business segment for the first three months of 1996 and 1995:
                                                                       Increase
                                          1996               1995     (Decrease)
                                      --------           --------       --------
Revenues                                     (in thousands)
  Exploration and production          $ 23,158           $ 17,724      $  5,434
  Gas distribution                      54,274             45,337         8,937
  Other                                     79                 98           (19)
  Eliminations                         (13,649)           (11,408)       (2,241)
                                      --------           --------      --------
                                      $ 63,862           $ 51,751      $ 12,111
                                      ========           ========      ========


Operating Income
  Exploration and production         $   9,971           $ 6,900       $  3,071
  Gas distribution                       9,712             8,328          1,384
  Corporate and other                     (165)             (138)           (27)
                                      --------           -------       --------
                                      $ 19,518           $15,090       $  4,428
                                      ========           =======       ========


Revenues of the exploration and production segment were up 31% for the three months ended March 31, 1996, as compared to the same period in 1995. Gas production during the first quarter of 1996 was 9.9 billion cubic feet (Bcf), up 8% from 9.2 Bcf for the same period in 1995. The increase was due to higher sales to the Company's utility subsidiary. Sales to Arkansas Western Gas Company
(AWG), which operates the Company's northwest Arkansas gas distribution system, increased to 3.7 Bcf during the three months ended March 31, 1996, compared to 3.3 Bcf for the same period in 1995. Associated Natural Gas Company (Associated), which operates the Company's systems in northeast Arkansas and Missouri, purchased 2.2 Bcf of the Company's gas production during the first three months of 1996, up from 1.9 Bcf for the first three months of 1995. The colder weather in 1996 resulted in higher demand of the gas distribution segment which enabled the Company to increase its production of reserves located on the utility's gathering system.

Sales of gas production to unaffiliated purchasers were 4.0 Bcf in the first quarter of 1996, equal to the level of such sales for the same period in 1995. Production during the quarter from properties acquired in 1995 offset a decrease in production from the Company's Gulf of Mexico properties.

The Company received an average price of $2.20 per thousand cubic feet (Mcf) for its gas production during the three months ended March 31, 1996, up from $1.84 per Mcf received in the first three months of 1995. The increased average price reflected the general improvement evident in the market for natural gas during the first quarter of 1996.

The Company's oil production was 72 thousand barrels (MBbls) during the three months ended March 31, 1996, up from 47 MBbls for the same period of 1995. The increase was due primarily to production from properties acquired during 1995.

Operating revenues of the gas distribution segment increased 20% in the first quarter of 1996, as compared to the first quarter of 1995. The increase was due primarily to higher deliveries to sales and end-use transportation customers. The Company's utility systems delivered 14.6 Bcf to these customers during the three months ended March 31, 1996, up from 12.5 Bcf for the same period in 1995. The higher deliveries reflected both the effects of weather which was 10% colder than normal and 20% colder than in the same period of the prior year and growth of 2% in the average number of customers.

The Company's average rate for its utility sales increased during the first quarter of 1996 to $4.03 per Mcf, up from $3.95 per Mcf for the same period in 1995. The increase reflected higher prices paid for purchases of natural gas which are passed through to customers under automatic adjustment clauses.

Operating costs and expenses increased 21% in the first quarter of 1996, as compared to the first quarter of 1995. The increase was primarily caused by higher purchased gas costs of the Company's gas distribution systems and increased depreciation, depletion and amortization expense in the exploration and production segment. The increase in depreciation, depletion and amortization expense was due both to an increase in production and an increase in the amortization rate per unit of production.

Interest expense, net of capitalization, for the three months ended March 31, 1996, was up 24% compared to the same period in 1995. The increase was due to higher average borrowings, partially offset by an increase in capitalized interest. Interest is capitalized in the exploration and production segment on costs that are unevaluated and excluded from amortization.

The Company's share of the NOARK Pipeline System's (NOARK) pre-tax loss included in other income was $.8 million for the first quarter of 1996, as compared to $1.0 million for the same period in 1995. The decrease in NOARK's pre-tax loss resulted primarily from a decrease in interest expense. The Company, through a subsidiary, holds a 47.93% general partnership interest in NOARK and is the pipeline's operator.

The changes in the provisions for current and deferred income taxes recorded in the three month period ended March 31, 1996, as compared to the same period in 1995, resulted primarily from the level of taxable income and from the deduction of intangible drilling costs in the year incurred for tax purposes, netted against the turnaround of intangible drilling costs deducted for tax purposes in prior years. Intangible drilling costs are capitalized and amortized over future years for financial reporting purposes under the full cost method of accounting.

CHANGES IN FINANCIAL CONDITION

Changes in the Company's financial condition at March 31, 1996, as compared to December 31, 1995, primarily reflect the seasonal nature of the gas distribution segment of the Company's business.

Routine capital expenditures, cash dividends and scheduled debt retirements are predominantly funded through cash provided by operations. For the first three months of 1996 and 1995, net cash provided by operating activities was $32.9 million and $32.7 million, respectively, and exceeded the total of these routine requirements. The Company expects its outstanding borrowings to increase during the upcoming months of 1996 as cash generated from operations will be less than the requirements for routine capital expenditures and cash dividends due to lower levels of heating-generated revenues and seasonally higher capital expenditures resulting from favorable drilling and construction weather.

The Company's capital expenditures for the first three months of 1996 were $18.7 million, compared to $20.2 million for the same period in 1995. Capital spending for the exploration and production segment was $15.9 million for the first quarters of both 1996 and 1995. Although spending for this segment was equal in the two periods, the Company expects exploration and production spending for calendar year 1996 to be less than the total spent in 1995.

The Company has access to $80.0 million of medium to long-term capital at current market lending rates through two floating rate credit facilities. Of this amount, $5.0 million was outstanding at March 31, 1996, all of which was classified as long-term debt. During the first quarter of 1996, the Company's revolving long-term debt was reduced by $17.9 million, primarily due to the increased cash flow generated by seasonally high utility revenues. As a result, long-term debt at March 31, 1996, accounted for 49% of the Company's capitalization, down from 52% at December 31, 1995.

Accounts receivable has declined since December 31, 1995, due primarily to seasonally lower gas deliveries of the gas distribution segment. The decrease in income taxes receivable resulted from the receipt of federal income tax refunds related to the carryback of a 1995 tax net operating loss. The decrease in inventories since December 31, 1995, is both the result of withdrawals of gas stored underground to meet seasonal requirements in the gas distribution segment and sales of gas to unaffiliated parties from the Company's unregulated underground storage facility. Accounts payable has declined since December 31, 1995, due primarily to seasonally lower gas purchases of the gas distribution segment and to the timing of expenditures. Other changes in current assets and current liabilities between periods resulted primarily from the timing of expenditures and receipts.

The Company had over-recovered $4.7 million of purchased gas costs at March 31, 1996, which will be refunded to its utility customers through automatic cost of gas adjustment clauses included in its filed rate tariffs. At December 31, 1995, the Company had over-recovered purchased gas costs in the amount of $7.3 million. These amounts are classified as current liabilities.

                                     PART II

                                OTHER INFORMATION


Items 1 - 6(b)

No developments required to be reported under Items 1 - 6(b) occurred during the quarter ended March 31, 1996.

















                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           SOUTHWESTERN ENERGY COMPANY
                                           ---------------------------
                                                    Registrant



DATE:     May 14, 1996                        /s/ GREGORY D. KERLEY
       ------------------               --------------------------------
                                                   Gregory D. Kerley
                                       Vice President - Treasurer and Secretary,
                                             and Chief Accounting Officer