Form 10-Q
period 1996-06-30
SOUTHWESTERN ENERGY CO
filed 1996-08-13
CIK 7332

===========================================================================

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                        -----------------------
                               FORM 10-Q
 (Mark one)
    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                           Exchange Act of 1934
               For the quarterly period ended June 30, 1996
                                              -------------

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
                              Yes: X    No:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               Class                     Outstanding at August 5, 1996
    ----------------------------         ----------------------------
    Common Stock, Par Value $.10                   24,707,121

===========================================================================
                                   - 1 -

                                   PART I

                            FINANCIAL INFORMATION

                 SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                   ASSETS

                                                 June 30,     December 31,
                                                   1996           1995
                                                 ---------      ---------
                                                     ($ in thousands)
     Current Assets
       Cash                                      $     980      $   1,498
       Accounts receivable                          19,653         35,541
       Income taxes receivable                         809          8,221
       Inventories, at average cost                 15,539         15,448
       Other                                         1,317          3,188
                                                 ---------      ---------
            Total current assets                    38,298         63,896
                                                 ---------      ---------
     Investments                                     7,489          9,114
                                                 ---------      ---------
     Property, Plant and Equipment, at cost
       Gas and oil properties, using the
         full cost method                          551,328        517,979
       Gas distribution systems                    199,566        193,258
       Gas in underground storage                   32,585         32,616
       Other                                        20,711         19,717
                                                 ---------      ---------
                                                   804,190        763,570
       Less:  Accumulated depreciation,
                depletion and amortization         298,999        277,751
                                                 ---------      ---------
                                                   505,191        485,819
                                                 ---------      ---------

     Other Assets                                   11,791         10,264
                                                 ---------      ---------





     Total Assets                                $ 562,769      $ 569,093
                                                 =========      =========



                 The accompanying notes are an integral part
                       of the financial statements.

                SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                  June 30,     December 31,
                                                    1996           1995
                                                 ---------      ---------
                                                      ($ in thousands)
     Current Liabilities
       Current portion of long-term debt         $   3,071      $   3,071
       Accounts payable                             21,094         23,989
       Taxes payable                                 2,051          2,422
       Interest payable                              1,181          1,376
       Customer deposits                             4,539          4,619
       Over-recovered purchased gas costs, net       1,704          7,327
       Other                                         1,900          2,606
                                                 ---------      ---------
            Total current liabilities               35,540         45,410
                                                 ---------      ---------
     Long-Term Debt, less current portion above    197,057        207,757
                                                 ---------      ---------
     Other Liabilities
       Deferred income taxes                       120,278        115,461
       Deferred investment tax credits               1,947          2,103
       Other                                         4,223          3,858
                                                 ---------      ---------
                                                   126,448        121,422
                                                 ---------      ---------
     Commitments and Contingencies

     Shareholders' Equity
       Common stock, $.10 par value; authorized
         75,000,000 shares, issued 27,738,084
         shares                                      2,774          2,774
       Additional paid-in capital                   21,272         21,272
       Retained earnings                           213,793        204,632
       Less:  Common stock in treasury, at cost     33,795         33,795
              Unamortized cost of 31,527
                restricted shares in 1996
                and 34,807 restricted shares
                in 1995, issued under stock
                incentive plan                         320            379
                                                 ---------      ---------
                                                   203,724        194,504
                                                 ---------      ---------
     Total Liabilities and Shareholders' Equity  $ 562,769      $ 569,093
                                                 =========      =========

                 The accompanying notes are an integral part
                         of the financial statements.

               SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                                                Quarter Ended                 Six Months Ended
                                                                   June 30,                       June 30,
                                                             1996           1995            1996           1995
                                                          ----------     ----------      ----------     ----------
                                                                  ($ in thousands, except per share amounts)
     Operating Revenues
       Gas sales                                          $   31,130     $   28,071      $   91,836     $   77,284
       Oil sales                                               1,635            861           2,951          1,695
       Gas transportation                                      1,027          1,361           2,177          2,542
       Other                                                     512            349           1,202            872
                                                          ----------     ----------      ----------      ---------
                                                              34,304         30,642          98,166         82,393
                                                          ----------     ----------      ----------      ---------
     Operating Costs and Expenses
       Purchased gas costs                                     3,023          5,738          23,117         21,333
       Operating and general                                  12,039         10,997          23,793         21,583
       Depreciation, depletion and amortization               10,015          8,954          21,232         18,308
       Taxes, other than income taxes                          1,154          1,026           2,433          2,152
                                                          ----------     ----------      ----------      ---------
                                                              26,231         26,715          70,575         63,376
                                                          ----------     ----------      ----------      ---------
     Operating Income                                          8,073          3,927          27,591         19,017
                                                          ----------     ----------      ----------      ---------
     Interest Expense                                          2,790          2,548           6,005          5,146
                                                          ----------     ----------      ----------      ---------
     Other Income (Expense)                                     (745)          (655)         (1,871)        (1,600)
                                                          ----------     ----------      ----------      ---------
     Income Before Provision for Income Taxes                  4,538            724          19,715         12,271
                                                          ----------     ----------      ----------      ---------
     Income Tax Provision (Benefit)
       Current                                                  (662)          (845)          2,721          2,040
       Deferred                                                2,409          1,124           4,869          2,684
                                                          ----------     ----------      ----------      ---------
                                                               1,747            279           7,590          4,724
                                                          ----------     ----------      ----------      ---------
     Net Income                                           $    2,791    $       445      $   12,125     $    7,547
                                                          ==========     ==========      ==========     ==========

     Weighted Average Common Shares Outstanding           24,701,349     25,422,842      24,701,349     25,550,370
                                                          ==========     ==========      ==========     ==========

     Earnings Per Share                                        $ .11          $ .02           $ .49          $ .30
                                                               =====          =====           =====          =====
     Dividends Declared Per Share Payable 8/5/96
       and 8/4/95                                             $  .06          $ .06           $ .06          $ .06
                                                               =====          =====           =====          =====

                  The accompanying notes are an integral part
                         of the financial statements.
                                   - 5 -

                 SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                           Six Months Ended
                                                               June 30,
                                                          1996        1995
                                                        --------    --------
                                                          ($ in thousands)
     Cash Flows From Operating Activities
       Net income                                       $ 12,125    $  7,547
       Adjustments to reconcile net income to
         net cash provided by operating activities:
           Depreciation, depletion and amortization       21,372      18,448
           Deferred income taxes                           4,869       2,684
           Equity in loss of partnership                   1,601       1,737
           Change in assets and liabilities:
             Decrease in accounts receivable              15,888      13,247
             Decrease in income taxes receivable           7,412         500
             Increase in inventories                         (91)     (1,443)
             Decrease in accounts payable                 (2,895)     (4,431)
             Decrease in taxes payable                      (371)       (137)
             Increase (decrease) in interest payable        (195)        107
             Increase (decrease) in over-recovered
              purchased gas costs                         (5,623)      4,445
             Net change in other current assets
              and liabilities                              1,085         618
                                                        --------    --------
     Net cash provided by operating activities            55,177      43,322
                                                        --------    --------
     Cash Flows From Investing Activities
       Capital expenditures                              (41,486)    (44,188)
       Investment in partnership                             -        (2,340)
       Decrease in gas stored underground                     31       2,723
       Other items                                          (576)      1,626
                                                        --------    --------
     Net cash used in investing activities               (42,031)    (42,179)
                                                        --------    --------
     Cash Flows From Financing Activities
       Net increase (decrease) in revolving
        long-term debt                                   (10,700)      9,800
       Purchase of treasury stock                            -        (8,326)
       Cash dividends                                     (2,964)     (3,075)
                                                        --------    --------
     Net cash used in financing activities               (13,664)     (1,601)
                                                        --------    --------
     Decrease in cash                                       (518)       (458)
     Cash at beginning of year                             1,498       1,152
                                                        --------    --------
     Cash at end of period                              $    980    $    694
                                                        ========    ========

                The accompanying notes are an integral part
                        of the financial statements.
                                   - 6 -

               SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               JUNE 30, 1996

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

         Certain reclassifications have been made to the June 30, 1995, financial statements in order to conform with the 1996 presentation. These reclassifications had no effect on previously reported net income.

2.       DIVIDEND PAYABLE

         A dividend of $.06 per share was declared July 10, 1996, payable August 5, 1996.

3.       INTEREST AND INCOME TAXES PAID

         The following table provides interest and income taxes paid during each period presented.


                                       Three months                Six months
         Periods Ended June 30        1996       1995            1996       1995
         -----------------------------------------------------------------------
                                                    (in thousands)
         Interest payments          $7,039     $3,574          $7,360     $5,509
         Income tax payments        $2,512       $579          $2,521       $800

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following updates information as to the Company's financial condition provided in the Company's Form 10-K for the year ended December 31, 1995, and analyzes the changes in the results of operations between the three and six month periods ended June 30, 1996, and the comparable periods of 1995.

RESULTS OF OPERATIONS

Net income for the three months ended June 30, 1996, was $2.8 million, or $.11 per share, on revenues of $34.3 million, up from $.4 million, or $.02 per share, on revenues of $30.6 million, for the same period in 1995. For the six months ended June 30, 1996, net income was $12.1 million, or $.49 per share, on revenues of $98.2 million, compared to $7.5 million, or $.30 per share, on revenues of $82.4 million, for the same period in 1995.

The comparative increases in net income for the second quarter and year to date 1996 were primarily the result of higher gas prices and colder weather. The following tables compare operating revenues and operating income by business segment for the three and six month periods ended June 30, 1996 and 1995:

                           Quarter Ended                 Six Months Ended
                              June 30,                        June 30,
                         ------------------           ---------------------
                           1996        1995              1996          1995
                         -------    -------           -------      --------
                                         (in thousands)
Revenues
  Exploration and
   production           $20,791     $14,482           $43,949      $32,206
  Gas distribution       22,768      21,056            77,042       66,393
  Other                      67          95               146          193
  Eliminations           (9,322)     (4,991)          (22,971)     (16,399)
                        -------     -------           -------      -------
                        $34,304     $30,642           $98,166      $82,393
                        =======     =======           =======      =======

Operating Income
  Exploration and
   production           $ 8,662     $ 3,973          $18,633       $10,873
  Gas distribution         (371)         69            9,341         8,397
  Corporate expenses       (218)       (115)            (383)         (253)
                        -------     -------          -------       -------
                        $ 8,073     $ 3,927          $27,591       $19,017
                        =======     =======          =======       =======


Revenues of the exploration and production segment were up 44% and 36%, respectively, for the three and six month periods ended June 30, 1996, as compared to the same periods in 1995. Gas production during the second quarter of 1996 was 8.3 billion cubic feet (Bcf), down slightly from 8.5 Bcf for the same period in 1995. For the six months ended June 30, 1996, gas production was 18.2 Bcf, up 3% from 17.7 Bcf for the same period in 1995. The increase for the first six months of 1996 was primarily the result of higher sales of gas to the Company's distribution segment, partially offset by declines in sales to unaffiliated parties. Sales to Arkansas Western Gas Company
(AWG), which operates the Company's northwest Arkansas gas distribution system, increased to 6.1 Bcf during the six months ended June 30, 1996, compared to 4.6 Bcf for the same period in 1995. The Company sold 2.4 Bcf to AWG during the second quarter of 1996, up from 1.3 Bcf for the same period in 1995. Associated Natural Gas Company (Associated), which operates the Company's gas distribution systems in northeast Arkansas and parts of Missouri, purchased 1.2 Bcf of the Company's gas production during the second quarter of 1996 and 3.4 Bcf during the first six months of 1996, up from .9 Bcf and 2.8 Bcf, respectively, for the same periods in 1995. Colder weather in the first quarter of 1996 and the resulting need to replenish the utility's storage facilities caused higher demand by the gas distribution segment throughout the first half of 1996. The higher demand enabled the Company to increase its production of reserves located on the utility's gathering system.

Sales of gas production to unaffiliated purchasers were 4.7 Bcf during the second quarter of 1996 and 8.7 Bcf for the first six months of 1996, down from
6.3 Bcf and 10.3 Bcf, respectively, for the same periods in 1995. While this decline was more than offset by the increased sales to the Company's gas distribution segment, it did reflect a decrease in production from the Company's Gulf Coast properties, partially offset by increased production from properties acquired in 1995.

The Company's average sales price for its gas production was $2.31 per thousand cubic feet (Mcf) for the second quarter of 1996, up from $1.61 per Mcf for the same period in 1995. The average price was $2.25 per Mcf for the first six months of 1996, up from $1.73 per Mcf for the same period of 1995. The increases reflected the general increase in spot market prices for natural gas.

The Company's oil production increased to 149,781 barrels for the six months ended June 30, 1996, up from 95,731 barrels for the same period in 1995. The increase was due primarily to additional production from properties acquired during 1995.

Operating revenues of the gas distribution segment increased 8% in the second quarter of 1996 and 16% in the six months ended June 30, 1996, both as compared to the same periods in 1995. The increases were due both to an increase in the average utility rate and colder weather. Weather during the first half of 1996 was 9% colder than normal and 15% colder than in the same period of the prior year. Deliveries by the Company's gas distribution systems to sales and end-use transportation customers were 5.6 Bcf for the second quarter of 1996 and 20.2 Bcf for the six months ended June 30, 1996, compared to 5.4 Bcf and 17.9 Bcf, respectively, for the same periods in 1995. Growth of 2% in the average number of utility customers also impacted deliveries. AWG delivered a total of 13.2 Bcf to its sales and end-use transportation customers during the first half of 1996, up from 11.8 Bcf in 1995. AWG also transported 1.6 Bcf for delivery off its system during the first half of 1996, down from 4.8 Bcf for the same period in 1995. Associated delivered a total of 7.0 Bcf to its customers during the first half of 1996, up from 6.1 Bcf for the same period in 1995.

The Company's average rate for its utility sales increased to $4.24 per Mcf during the first half of 1996, up from $4.12 per Mcf for the same period in 1995. The increase reflected higher purchase prices for natural gas which are passed through to customers under automatic adjustment clauses.

AWG has reached a stipulated settlement with the Staff of the Arkansas Public Service Commission (APSC) and an industrial intervenor group on a rate increase application filed early in 1996 for its northwest Arkansas system. The settlement is pending approval of the APSC and would result in a rate increase of $5.1 million annually. The Office of the Attorney General of the State of Arkansas participated in portions of the stipulation, but recommended that the APSC order an investigation of the allocation of costs between the regulated and non-regulated activities of Southwestern and grant no rate increase until such an investigation is completed. The APSC must act on AWG's rate increase application prior to December 1, 1996. The Company presently plans to file a rate increase application for its northeast Arkansas and Missouri systems in late 1996 or early 1997.

In another regulatory matter, the Circuit Court of Cole County, Missouri, on June 12, 1996 overturned and remanded to the Missouri Public Service Commission
(MPSC) its order which had disallowed recovery of approximately $2.1 million of gas costs incurred by Associated. The disallowed costs represented amounts paid by Associated under a contract with one of Southwestern's exploration and production subsidiaries and take or pay costs paid to Associated's interstate pipeline suppliers. The Circuit Court found that there was not substantial and competent evidence in the record to disallow recovery of the costs related to the contract with Southwestern's production subsidiary and that the Commission was required by federal law to allow Associated to recover the take or pay costs. The MPSC has appealed the decision of the Circuit Court to the Missouri Court of Appeals.

Operating costs and expenses decreased $.4 million, or 2%, in the second quarter of 1996 and increased $7.2 million, or 11%, for the six months ended June 30, 1996, both as compared to the same periods in 1995. The decrease in the second quarter of 1996, as compared to 1995, was due primarily to lower purchased gas costs of the Company's gas distribution systems partially offset by increased operating and general expenses and increased depreciation, depletion and amortization expense. The Company's purchased gas expense reflects the elimination of intercompany sales. The decrease in purchased gas costs during the second quarter of 1996 resulted from an increase in intercompany sales, as discussed above. The increase in operating costs and expenses for the six months ended June 30, 1996, was due primarily to higher purchased gas costs related to higher prices paid for gas supplies, and increases in both operating and general expenses and depreciation, depletion and amortization expense.

Interest expense, net of capitalization, for the six months ended June 30, 1996, was up 17%, compared to the same period in 1995. The increase was due to higher average borrowings, partially offset by an increase in capitalized interest. Interest is capitalized in the exploration and production segment on costs that are unevaluated and excluded from amortization.

The Company's share of the NOARK Pipeline System's (NOARK) pretax loss included in other income was $.8 million for the second quarter of 1996 and $1.6 million for the six months ended June 30, 1996, compared to $.7 million and $1.7 million, respectively, for the same periods in 1995. The Company, through a subsidiary, holds a 47.93% general partnership interest in NOARK and is the pipeline's operator.

The changes in the provisions for current and deferred income taxes recorded in the three and six month periods ended June 30, 1996, as compared to the same periods in 1995, resulted primarily from the level of taxable income and from the deduction of intangible drilling costs in the year incurred for tax purposes, netted against the turnaround of intangible drilling costs deducted for tax purposes in prior years. Intangible drilling costs are capitalized and amortized over future years for financial reporting purposes under the full cost method of accounting.


CHANGES IN FINANCIAL CONDITION

Changes in the Company's financial condition at June 30, 1996, as compared to December 31, 1995, primarily reflect the seasonal nature of the gas distribution segment of the Company's business and changes in prices received for gas production of the Company's exploration and production segment.

Routine capital expenditures, cash dividends and scheduled debt retirements are predominately funded through cash provided by operations. For the first six months of 1996 and 1995, net cash provided by operating activities was $55.2 million and $43.3 million, respectively, and exceeded the total of these routine requirements. The increase in net cash provided by operating activities during the first six months of 1996, as compared to the same period in 1995, was primarily due to higher net income and the timing of both cash receipts and expenditures. The Company expects its outstanding borrowings to increase during the upcoming months of 1996 as cash generated from operations will be less than the requirements for routine capital expenditures and cash dividends due to lower levels of heating-generated revenues and seasonally higher capital expenditures resulting from favorable drilling and construction weather.

The Company's capital expenditures for the first six months of 1996 were $41.5 million, compared to $44.2 million for the same period in 1995. Capital expenditures in the first half of 1995 included $8.5 million to purchase oil and gas producing properties in the Gulf Coast area. There have been no significant acquisitions of producing oil and gas properties in the first six months of 1996. However, the Company currently expects producing property acquisitions to account for a larger percentage of capital spending in the last half of 1996. The Company may also increase its capital spending plans for the rest of 1996, depending on the results of certain producing properties currently being evaluated for possible acquisition.

At June 30, 1996, the Company had access to $80.0 million of medium to long-term capital at current market lending rates through two floating rate credit facilities. Of this amount, $12.2 million was outstanding at June 30, 1996, all of which was classified as long-term debt. During the first six months of 1996, the Company's revolving long-term debt decreased by $10.7 million. The decrease was primarily a result of increased cash flow generated by both seasonally high utility revenues and increased prices received for the Company's gas production. As a result, long-term debt at June 30, 1996, accounted for 50% of the Company's capitalization, down from 52% at December 31, 1995.

Accounts receivable has declined since December 31, 1995, due primarily to seasonally lower gas deliveries of the gas distribution segment. The decrease in income taxes receivable since December 31, 1995, resulted from the receipt of federal income tax refunds that relate to the carryback of a 1995 tax net operating loss. Accounts payable has declined since December 31, 1995, due primarily to seasonally lower gas purchases of the gas distribution segment. Other changes in current assets and current liabilities between periods resulted primarily from the timing of expenditures.

The Company had over-recovered $1.7 million of purchased gas costs at June 30, 1996, which will be refunded to its utility customers through automatic cost of gas adjustment clauses included in its filed rate tariffs. At December 31, 1995, the Company had over-recovered purchased gas costs in the amount of $7.3 million. These amounts are classified as current liabilities.

                                     PART II

                                OTHER INFORMATION


Items 1 - 3
- -----------
No developments required to be reported under Items 1 - 3 occurred during the quarter ended June 30, 1996.

Item 4 - Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------
The Company held its Annual Meeting of Shareholders on May 13, 1996, for the purpose of electing Directors of the Company for the ensuing year and to vote on a proposal to authorize an increase in the Company's "bonded indebtedness" (within the meaning of Article 12, Section 8 of the Constitution of the State of Arkansas). The Directors were elected with the number of shares voted as follows:

                                      Voted For                Withheld
                                      ---------                --------
          John Paul Hammerschmidt     21,213,547                214,099
          Robert L. Howard            21,238,908                188,738
          Kenneth R. Mourton          20,978,639                449,007
          Charles E. Sanders          21,213,720                213,926
          Charles E. Scharlau         21,089,253                338,393

Additionally, the shareholders voted to authorize an increase in the Company's "bonded indebtedness" up to a total aggregate amount of $400,000,000, including $187,929,000 of bonded indebtedness outstanding as of March 14, 1996, and containing such other terms, provisions, and conditions as the Board of Directors shall approve. Holders of 17,120,232 shares voted for the amendment, 679,963 shares voted against the amendment, 459,471 shares abstained from voting, and there were 3,167,980 broker nonvotes.

Items 5 - 6(a)
- --------------
No developments required to be reported under Items 5 - 6(a) occurred during the quarter ended June 30, 1996.

Item 6(b) Reports on Form 8-K
- -----------------------------
On July 2, 1996, the Company filed a current report on Form 8-K regarding litigation filed against the Company by certain mineral royalty owners.

                                                    Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             SOUTHWESTERN ENERGY COMPANY
                                                       Registrant



DATE:     August 13, 1996                         /s/ GREGORY D. KERLEY
       ---------------------               --------------------------------
                                                    Gregory D. Kerley
                                       Vice President - Treasurer and Secretary,
                                               and Chief Accounting Officer