Form 10-Q
period 1996-09-30
SOUTHWESTERN ENERGY CO
filed 1996-11-13
CIK 7332

===========================================================================

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                        -----------------------
                               FORM 10-Q
 (Mark one)
    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                           Exchange Act of 1934
               For the quarterly period ended September 30, 1996
                                              ------------------

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
                              Yes: X    No:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               Class                     Outstanding at November 5, 1996
    ----------------------------         ----------------------------
    Common Stock, Par Value $.10                   24,708,444

===========================================================================
                                   - 1 -

                                   PART I

                            FINANCIAL INFORMATION

                 SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                   ASSETS

                                               September 30,   December 31,
                                                   1996           1995
                                                 ---------      ---------
                                                     ($ in thousands)
     Current Assets
       Cash                                      $   1,465      $   1,498
       Accounts receivable                          19,430         35,541
       Income taxes receivable                       4,412          8,221
       Inventories, at average cost                 18,056         15,448
       Other                                         3,645          3,188
                                                 ---------      ---------
            Total current assets                    47,008         63,896
                                                 ---------      ---------
     Investments                                     6,601          9,114
                                                 ---------      ---------
     Property, Plant and Equipment, at cost
       Gas and oil properties, using the
         full cost method                          591,957        527,149
       Gas distribution systems                    200,912        193,258
       Gas in underground storage                   27,199         23,446
       Other                                        20,997         19,717
                                                 ---------      ---------
                                                   841,065        763,570
       Less:  Accumulated depreciation,
                depletion and amortization         308,319        277,751
                                                 ---------      ---------
                                                   532,746        485,819
                                                 ---------      ---------

     Other Assets                                   12,019         10,264
                                                 ---------      ---------





     Total Assets                                $ 598,374      $ 569,093
                                                 =========      =========



                 The accompanying notes are an integral part
                       of the financial statements.

                SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                               September 30,   December 31,
                                                    1996           1995
                                                 ---------      ---------
                                                      ($ in thousands)
     Current Liabilities
       Current portion of long-term debt         $   3,071      $   3,071
       Accounts payable                             16,175         23,989
       Taxes payable                                 2,081          2,422
       Interest payable                              4,781          1,376
       Customer deposits                             4,584          4,619
       Over-recovered purchased gas costs, net         -            7,327
       Other                                         2,170          2,606
                                                 ---------      ---------
            Total current liabilities               32,862         45,410
                                                 ---------      ---------
     Long-Term Debt, less current portion above    233,357        207,757
                                                 ---------      ---------
     Other Liabilities
       Deferred income taxes                       123,478        115,461
       Deferred investment tax credits               1,869          2,103
       Other                                         4,314          3,858
                                                 ---------      ---------
                                                   129,661        121,422
                                                 ---------      ---------
     Commitments and Contingencies

     Shareholders' Equity
       Common stock, $.10 par value; authorized
         75,000,000 shares, issued 27,738,084
         shares                                      2,774          2,774
       Additional paid-in capital                   21,272         21,272
       Retained earnings                           212,522        204,632
       Less:  Common stock in treasury, at cost,
                3,036,840 shares in 1996 and
                3,036,735 shares in 1995            33,799         33,795
              Unamortized cost of 30,099
                restricted shares in 1996
                and 34,807 restricted shares
                in 1995, issued under stock
                incentive plan                         275            379
                                                 ---------      ---------
                                                   202,494        194,504
                                                 ---------      ---------
     Total Liabilities and Shareholders' Equity  $ 598,374      $ 569,093
                                                 =========      =========

                 The accompanying notes are an integral part
                         of the financial statements.

               SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                                                Quarter Ended                Nine Months Ended
                                                                 September 30,                 September 30,
                                                             1996           1995            1996           1995
                                                          ----------     ----------      ----------     ----------
                                                                  ($ in thousands, except per share amounts)
     Operating Revenues
       Gas sales                                          $   27,177     $   22,769      $  119,013     $  100,053
       Oil sales                                               1,617          1,135           4,568          2,830
       Gas transportation                                      1,035          1,264           3,212          3,806
       Other                                                     423            286           1,625          1,158
                                                          ----------     ----------      ----------     ----------
                                                              30,252         25,454         128,418        107,847
                                                          ----------     ----------      ----------     ----------
     Operating Costs and Expenses
       Purchased gas costs                                     2,490          3,031          25,607         24,364
       Operating and general                                  12,310         10,660          36,103         32,243
       Depreciation, depletion and amortization                9,813          8,861          31,045         27,169
       Taxes, other than income taxes                          1,379            947           3,812          3,099
                                                          ----------     ----------      ----------     ----------
                                                              25,992         23,499          96,567         86,875
                                                          ----------     ----------      ----------     ----------
     Operating Income                                          4,260          1,955          31,851         20,972
                                                          ----------     ----------      ----------     ----------
     Interest Expense                                          3,092          2,894           9,097          8,040
                                                          ----------     ----------      ----------     ----------
     Other Income (Expense)                                     (823)          (818)         (2,694)        (2,418)
                                                          ----------     ----------      ----------     ----------
     Income Before Provision for Income Taxes                    345         (1,757)         20,060         10,514
                                                          ----------     ----------      ----------     ----------
     Income Tax Provision (Benefit)
       Current                                                (3,431)        (2,773)           (710)          (733)
       Deferred                                                3,564          2,097           8,433          4,781
                                                          ----------     ----------      ----------     ----------
                                                                 133           (676)          7,723          4,048
                                                          ----------     ----------      ----------     ----------
     Net Income (Loss)                                    $      212     $   (1,081)     $  12,337      $    6,466
                                                          ==========     ==========      ==========     ==========

     Weighted Average Common Shares Outstanding           24,707,412     24,741,437      24,703,385     25,277,762
                                                          ==========     ==========      ==========     ==========

     Earnings Per Share                                        $ .01          $(.04)          $ .50          $ .26
                                                               =====          =====           =====          =====
     Dividends Declared Per Share Payable 11/5/96
       and 11/3/95                                            $  .06          $ .06           $ .06          $ .06
                                                               =====          =====           =====          =====

                  The accompanying notes are an integral part
                         of the financial statements.
                                   - 5 -

                 SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                           Nine Months Ended
                                                             September 30,
                                                          1996        1995
                                                        --------    --------
                                                          ($ in thousands)
     Cash Flows From Operating Activities
       Net income                                       $ 12,337    $  6,466
       Adjustments to reconcile net income to
         net cash provided by operating activities:
           Depreciation, depletion and amortization       31,255      27,379
           Deferred income taxes                           8,433       4,781
           Equity in loss of partnership                   2,478       2,595
           Change in assets and liabilities:
             Decrease in accounts receivable              16,111      14,175
             (Increase) decrease in income taxes
              receivable                                   3,809      (2,367)
             Increase in inventories                      (2,608)     (5,708)
             Decrease in accounts payable                 (7,814)     (3,223)
             Increase in interest payable                  3,405       2,213
             Increase (decrease) in over-recovered
              purchased gas costs                         (7,426)      3,120
             Net change in other current assets
              and liabilities                             (1,170)     (1,395)
                                                        --------    --------
     Net cash provided by operating activities            58,810      48,036
                                                        --------    --------
     Cash Flows From Investing Activities
       Capital expenditures                              (75,411)    (68,291)
       Investment in partnership                              -       (3,660)
       (Increase) decrease in gas stored underground      (3,753)        774
       Other items                                          (832)      1,961
                                                        --------    --------
     Net cash used in investing activities               (79,996)    (69,216)
                                                        --------    --------
     Cash Flows From Financing Activities
       Net increase in revolving long-term debt           25,600      39,800
       Purchase of treasury stock                            -       (14,179)
       Cash dividends                                     (4,447)     (4,557)
                                                        --------    --------
     Net cash provided by financing activities            21,153      21,064
                                                        --------    --------
     Decrease in cash                                        (33)       (116)
     Cash at beginning of year                             1,498       1,152
                                                        --------    --------
     Cash at end of period                              $  1,465    $  1,036
                                                        ========    ========

                The accompanying notes are an integral part
                        of the financial statements.
                                   - 6 -

                      SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   SEPTEMBER 30, 1996

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

         Certain reclassifications have been made to the September 30, 1995, financial statements in order to conform with the 1996 presentation. These reclassifications had no effect on previously reported net income.

2.       DIVIDEND PAYABLE

         A dividend of $.06 per share was declared October 9, 1996, payable November 5, 1996.

3.       INTEREST AND INCOME TAXES PAID

         The following table provides interest and income taxes paid during each period presented.


                                           Three months            Nine months
         Periods Ended September 30      1996       1995         1996       1995
         -----------------------------------------------------------------------
                                                     (in thousands)

         Interest payments               $415     $1,390       $7,775     $6,899
         Income tax payments             $593        $95       $3,114       $895

                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following updates information as to the Company's financial condition provided in the Company's Form 10-K for the year ended December 31, 1995, and analyzes the changes in the results of operations between the three and nine month periods ended September 30, 1996, and the comparable periods of 1995.

RESULTS OF OPERATIONS

Net income for the three months ended September 30, 1996, was $.2 million, or $.01 per share, on revenues of $30.3 million, compared to a net loss of $1.1 million, or $.04 per share, on revenues of $25.5 million, for the same period in 1995. For the nine months ended September 30, 1996, net income was $12.3 million, or $.50 per share, on revenues of $128.4 million, compared to $6.5 million, or $.26 per share, on revenues of $107.8 million, for the same period in 1995.

The comparative increases in net income for the third quarter and year to date 1996 were primarily the result of higher gas prices for the quarter and higher gas prices and colder weather for the year to date. The following tables compare operating revenues and operating income by business segment for the three and nine month periods ended September 30, 1996 and 1995:

                                    Quarter Ended           Nine Months Ended
                                    September 30,             September 30,
                                   --------------           -----------------
                                   1995      1996             1995      1996
                                   ----      ----             ----      ----
                                                (in thousands)
Revenues
  Exploration and production   $ 18,279   $ 13,695         $ 62,228   $ 45,901
  Gas distribution               17,934     16,347           94,976     82,740
  Other                              22         69              168        262
  Eliminations                   (5,983)    (4,657)         (28,954)   (21,056)
                               --------   --------         --------   --------
                               $ 30,252   $ 25,454         $128,418   $107,847
                               ========   ========         ========   ========


Operating Income
  Exploration and production   $  6,196   $  3,311         $ 24,829   $ 14,184
  Gas distribution               (1,617)    (1,220)           7,724      7,177
  Other                            (319)      (136)            (702)      (389)
                               --------   --------         --------   --------
                               $  4,260   $  1,955         $ 31,851   $ 20,972
                               ========   ========         ========   ========



Revenues of the exploration and production segment were up 33% and 36%, respectively, for the three and nine month periods ended September 30, 1996, as compared to the same periods in 1995. Gas production during the third quarter of 1996 was 7.9 billion cubic feet (Bcf), down from 8.4 Bcf for the same period in 1995. For the nine months ended September 30, 1996, gas production was 26.1 Bcf, even with the same period in 1995. Sales to Arkansas Western Gas Company (AWG), which operates the Company's northwest Arkansas gas distribution system, increased to 7.5 Bcf during the nine months ended September 30, 1996, compared to 5.9 Bcf for the same period in 1995. The Company sold 1.4 Bcf to AWG during the third quarter of 1996, up from 1.3 Bcf for the same period in 1995. Associated Natural Gas Company (Associated), which operates the Company's gas distribution systems in northeast Arkansas and parts of Missouri, purchased 1.1 Bcf of the Company's gas production during the third quarter of 1996 and 4.5 Bcf during the first nine months of 1996, up from .8 Bcf and 3.6 Bcf, respectively, for the same periods in 1995. Colder weather in the first quarter of 1996 and the resulting need to replenish the utility's storage facilities caused higher demand by the gas distribution segment throughout the first nine months of 1996.

The increase in sales to the Company's gas distribution system were offset by a reduction in sales to unaffiliated purchasers. Sales of gas production to unaffiliated purchasers were 5.4 Bcf during the third quarter of 1996 and 14.1 Bcf for the first nine months of 1996, down from 6.3 Bcf and 16.6 Bcf, respectively, for the same periods in 1995. The lower sales to unaffiliated purchasers also reflected a decrease in production from the Company's Fort Chaffee and Gulf of Mexico properties, partially offset by increased production from acquisitions made in the previous twelve months.

The Company's average sales price for its gas production was $2.09 per thousand cubic feet (Mcf) for the third quarter of 1996, up from $1.49 per Mcf for the same period in 1995. The average price was $2.20 per Mcf for the first nine months of 1996, up from $1.65 per Mcf for the same period of 1995. The increases reflected the general increase in spot market prices for natural gas.

The Company's oil production increased to 229,351 barrels for the nine months ended September 30, 1996, up from 164,022 barrels for the same period in 1995. The increase was due primarily to additional production from properties acquired during 1995.

Operating revenues of the gas distribution segment increased 10% in the third quarter of 1996 and 15% in the nine months ended September 30, 1996, both as compared to the same periods in 1995. The increase for the quarter was due to an increase in the average utility rate. The increase for the nine months was due both to an increase in the average utility rate and colder weather. Weather for the first nine months of 1996 was 8% colder than normal and 12% colder than in the same period of the prior year. Operating income of the gas distribution segment for the third quarter of 1996 was a loss of $1.6 million, compared to a loss of $1.2 million in 1995. The third quarter historically represents the seasonal low for the utility and the higher loss reflects another year of attrition since the utility's last rate increase.

Deliveries by the Company's gas distribution systems to sales and end-use transportation customers were 4.4 Bcf for the third quarter of 1996 and 24.6 Bcf for the nine months ended

September 30, 1996, compared to 4.2 Bcf and 22.1 Bcf, respectively, for the same periods in 1995. The increased deliveries were the result of both the colder weather discussed above, and growth of 2% in the average number of utility customers. AWG delivered a total of 16.1 Bcf to its sales and end-use transportation customers during the first nine months of 1996, up from 14.7 Bcf in 1995. AWG also transported 3.2 Bcf for delivery off its system during the first nine months of 1996, down from 8.5 Bcf for the same period in 1995. Associated delivered a total of 8.5 Bcf to its customers during the first nine months of 1996, up from 7.4 Bcf for the same period in 1995.

The Company's average rate for its utility sales increased to $4.38 per Mcf for the first nine months of 1996, up from $4.24 per Mcf for the same period in 1995. The increase reflected higher purchase prices for natural gas which are passed through to customers under automatic adjustment clauses.

A utility rate increase of $5.1 million annually is pending approval of the Arkansas Public Service Commission (APSC). A stipulated settlement was reached in July, 1996 with the Staff of the APSC and an industrial intervenor group on a rate increase application for its northwest Arkansas system. The APSC must act on AWG's rate increase application prior to December 1, 1996. The Company presently plans to file a rate increase application for its northeast Arkansas and Missouri systems in late 1996 or early 1997.

Operating costs and expenses increased $2.5 million, or 11%, in the third quarter of 1996 and increased $9.7 million, or 11%, for the nine months ended September 30, 1996, both as compared to the same periods in 1995. The comparative increases were due primarily to increased operating and general expenses and increased depreciation, depletion and amortization expense. Increased operating and general expenses primarily relate to the Company's exploration and production segment. The higher costs in large part represent increased operating costs in geographical areas that the Company has expanded into versus the lower level of operating costs related to the Company's historical operating areas. The increase in depreciation, depletion and amortization expense in both the third quarter and year to date was due to an increase in the amortization rate per unit of production.

Interest expense, net of capitalization, for the nine months ended September 30, 1996, was up 13%, compared to the same period in 1995. The increase was due to higher average borrowings, partially offset by an increase in capitalized interest. Interest is capitalized in the exploration and production segment on costs that are unevaluated and excluded from amortization.

The Company's share of the NOARK Pipeline System's (NOARK) pretax loss included in other income was $.9 million for the third quarter of 1996 and $2.5 million for the nine months ended September 30, 1996, compared to $.9 million and $2.6 million, respectively, for the same periods in 1995. The Company, through a subsidiary, holds a 47.93% general partnership interest in NOARK and is the pipeline's operator.

The changes in the provisions for current and deferred income taxes recorded in the three and nine month periods ended September 30, 1996, as compared to the same periods in 1995, resulted primarily from the level of taxable income and from the deduction of intangible drilling costs in the year incurred for tax purposes, netted against the turnaround of intangible drilling costs deducted for tax purposes in prior years. Intangible drilling costs are capitalized and amortized over future years for financial reporting purposes under the full cost method of accounting.


CHANGES IN FINANCIAL CONDITION

Changes in the Company's financial condition at September 30, 1996, as compared to December 31, 1995, primarily reflect the seasonal nature of the gas distribution segment of the Company's business and changes in prices received for gas production of the Company's exploration and production segment.

Routine capital expenditures, cash dividends and scheduled debt retirements are predominately funded through cash provided by operations. For the first nine months of 1996 and 1995, net cash provided by operating activities was $58.8 million and $48.0 million, respectively, and provided 90% and 76%, respectively, of these routine requirements. The increase in net cash provided by operating activities during the first nine months of 1996, as compared to the same period in 1995, was primarily due to higher net income and an increase in the noncash expense components of net income. The Company expects its outstanding borrowings to increase from the September 30, 1996 level during the remainder of 1996 due to a recent acquisition of oil and gas producing properties discussed below and because cash generated from operations will be less than the requirements for routine capital expenditures, cash dividends and scheduled debt retirements.

The Company's capital expenditures for the first nine months of 1996 were $75.4 million, compared to $68.3 million for the same period in 1995. Capital expenditures for the first nine months of 1996 and 1995 included $14.6 million and $9.2 million, respectively, to purchase oil and gas producing properties, primarily in the Gulf Coast areas of Texas and Louisiana. The Company currently anticipates that its exploration and production capital spending for 1996 will exceed its original budget by approximately $35 to $40 million. The Company's original estimate for this segment was $71.0 million, consisting of $51.0 million for exploration and development and $20.0 million for producing property acquisitions. The Company now expects to spend approximately $65.0 million on exploration and development, with most of the increase incurred to acquire additional seismic data and leasehold acreage. The balance of the increase in exploration and production spending relates to acquisitions of producing properties.

On November 1, 1996, the Company acquired substantially all of the oil and gas properties owned by L.B. Simmons Energy, Inc. ("Simmons") for $32.0 million. This purchase brought the Company's total expenditures in 1996 for acquisitions of oil and gas producing properties to $46.6 million. The properties acquired from Simmons are located principally in Oklahoma and West Texas. Current net production from the acquired interests approximates 1,400 barrels of oil and 5.5 million cubic feet of natural gas per day. Proved reserves acquired were estimated to be approximately 6.0 million barrels of oil and 17 billion cubic feet of gas. The Company has implemented a hedging strategy to protect anticipated production over the next five years against significant declines in oil prices.

The Company maintains two floating rate revolving credit facilities that provide $80.0 million of medium to long-term capital at current market lending rates. These facilities have been temporarily expanded to $120 million to provide additional debt financing to fund the Company's capital spending program. The Company also has $125.0 million of available capacity under a shelf registration statement filed with the Securities and Exchange Commission in November, 1995, for the issuance of up to $250.0 million of unsecured debt securities.

At September 30, 1996, $48.5 million was outstanding under the Company's revolving credit facilities, all of which was classified as long-term debt. During the first nine months of 1996, the Company's revolving long-term debt increased by $25.6 million. The increase was primarily a result of increased exploration and production capital expenditures and acquisitions of producing properties. As a result, long-term debt at September 30, 1996, accounted for 54% of the Company's capitalization, up from 52% at December 31, 1995. At November 12, 1996, the outstanding balance under the Company's revolving credit facilities had increased to $85.5 million due primarily to the acquisition of the Simmons producing properties. The Company expects to refinance a portion of this outstanding balance on a long-term basis, but has not yet developed definite plans for the refinancing.

Accounts receivable has declined since December 31, 1995, due primarily to seasonally lower gas deliveries of the gas distribution segment. The decrease in income taxes receivable since December 31, 1995, resulted from the receipt of federal income tax refunds that relate to the carryback of a 1995 tax net operating loss. Inventories have increased since December 31, 1995 due to gas injected into storage facilities for use during the upcoming heating season. Accounts payable has declined since December 31, 1995, due primarily to seasonally lower gas purchases of the gas distribution segment. Other changes in current assets and current liabilities between periods resulted primarily from the timing of expenditures.

The Company has under-recovered $.1 million of purchased gas costs at September 30, 1996, which will be recovered from its utility customers through automatic cost of gas adjustment clauses included in its filed rate tariffs. This amount is classified as a current asset. At December 31, 1995, the Company had over-recovered purchased gas costs in the amount of $7.3 million. This amount is classified as a current liability.

                                  PART II

                             OTHER INFORMATION


Items 1 - 6(b)

No developments required to be reported under Items 1 - 6(b) occurred during the quarter ended September 30, 1996, that have not been previously reported.

















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

                                              SOUTHWESTERN ENERGY COMPANY
                                              ---------------------------
                                                         Registrant



DATE:     November 13, 1996                      /s/ GREGORY D. KERLEY
                                              ---------------------------
                                                   Gregory D. Kerley
                                      Vice President - Treasurer and Secretary,
                                             and Chief Accounting Officer