Form 10-K405
period 1996-12-31
SOUTHWESTERN ENERGY CO
filed 1997-03-27
CIK 7332

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K
(Mark one)
[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the fiscal year ended    December 31, 1996
                                            -----------------
                                                      or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the transition period from ______________ to ______________

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

       1083 Sain Street, P.O.Box 1408, Fayetteville, Arkansas 72702-1408
       -----------------------------------------------------------------
          (Address of principal executive offices, including zip code)

        Registrant's telephone number, including area code (501) 521-1141
                                                           --------------

        Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
     Title of each class                                 on which registered
-----------------------------                          -----------------------
Common Stock - Par Value $.10                          New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act:  None

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---    ---

        Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---

        The aggregate market value of the voting stock held by non-affiliates of the Registrant was $342,761,748 based on the New York Stock Exchange - Composite Transactions closing price on March 25, 1997 of $14.

        The number of shares outstanding as of March 25, 1997, of the Registrant's Common Stock, par value $.10, was 24,722,332.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) Annual Report to holders of the Registrant's Common Stock for the year ended December 31, 1996 - PARTS I, II, and IV; and (2) definitive Proxy Statement to holders of the Registrant's Common Stock in connection with the solicitation of proxies to be used in voting at the Annual Meeting of Shareholders on May 22, 1997 - PART III.
================================================================================

                           SOUTHWESTERN ENERGY COMPANY
                                    FORM 10-K
                                  ANNUAL REPORT
                      For the Year Ended December 31, 1996

                                TABLE OF CONTENTS

                                     PART I
                                                                                                Page
Item 1.    Business.............................................................................   1
           Natural gas and oil exploration and production.......................................   1
           Natural gas distribution, transmission, and marketing ...............................   5
           Real estate development..............................................................   9
           Employees............................................................................   9
           Industry segment and statistical information.........................................   9
Item 2.    Properties...........................................................................   9
Item 3.    Legal Proceedings....................................................................  11
Item 4.    Submission of Matters to a Vote of Security Holders..................................  11
           Executive Officers of the Registrant.................................................  12

                                     PART II
Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters................  13
Item 6.    Selected Financial Data..............................................................  13
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations  13
Item 8.    Financial Statements and Supplementary Data..........................................  13
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure   13

                                    PART III
Item 10.   Directors and Executive Officers of the Registrant...................................  13
Item 11.   Executive Compensation...............................................................  14
Item 12.   Security Ownership of Certain Beneficial Owners and Management.......................  14
Item 13.   Certain Relationships and Related Transactions.......................................  14

                                     PART IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................  14


                                     PART I
Item 1.  Business

     Southwestern Energy Company (the Company or Southwestern) is a diversified energy company primarily focused on natural gas. The Company is engaged in oil and gas exploration and production, natural gas gathering, transmission and marketing, and natural gas distribution. The Company's exploration and production activities are concentrated in Arkansas, Oklahoma, Texas, New Mexico, south Louisiana, and the Gulf Coast. The gas distribution segment operates in northern Arkansas and parts of Missouri. Marketing and transportation activities are concentrated in the Company's core areas of operations. The Company was incorporated under the laws of the State of Arkansas and is an exempt holding company under the Public Utility Holding Company Act of 1935.

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

     Exploration and production activities consist of ownership of mineral interests in productive and undeveloped leases located entirely within the United States. The Company engages in gas and oil exploration and production through its subsidiaries, SEECO, Inc. (SEECO), Southwestern Energy Production Company (SEPCO), and Diamond "M" Production Company (Diamond M). SEECO operates exclusively in the state of Arkansas and holds a large base of both developed and undeveloped gas reserves and conducts an ongoing drilling program in the historically productive Arkansas section of the Arkoma Basin. SEPCO conducts an exploration program in areas outside Arkansas, including the Gulf Coast areas of Louisiana and Texas, the Anadarko Basin of Oklahoma, the Midland Basin of Texas and the Delaware Basin of New Mexico. Diamond M operates properties in the Midland Basin of Texas.

     The Company's subsidiary Arkansas Western Gas Company (Arkansas Western) operates integrated natural gas distribution systems in Arkansas and Missouri serving approximately 173,000 customers. Arkansas Western is the largest single purchaser of SEECO's gas production. Southwestern Energy Services Company (Energy Services) is an emerging full-service energy marketing company, initially focused on optimizing the value created by the Company's business activities. Southwestern Energy Pipeline Company (SWPL) owns a 47.93% general partnership interest in the NOARK Pipeline System, Limited Partnership (NOARK), a 258-mile long intrastate natural gas transmission system that extends across northern Arkansas. SWPL also serves as operator of the pipeline.

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

Natural gas and oil exploration and production

     Substantially all of the Company's exploration and production activities and reserves are concentrated in Arkansas, Oklahoma, west Texas, New Mexico and the Gulf Coast areas of Louisiana and Texas. At December 31, 1996, the Company had proved natural gas reserves of 297.5 billion cubic feet (Bcf) and proved oil reserves of 8,238 thousand barrels (MBbls). Revenues of the exploration and production subsidiaries are predominately generated from production of natural gas. The Company's gas production was 34.8 Bcf in 1996, up from 34.5 Bcf in 1995. Sales of gas production accounted for 90% of total operating revenues for this segment in 1996, 93% in 1995, and 96% in 1994. The Company also produced 391,000 barrels of oil in 1996, up from 229,000 barrels in 1995. Combined production of oil and gas was 37.1 Bcf equivalent (Bcfe) in 1996, up from 35.9 Bcfe in 1995.

     SEECO's largest customer for sales of its gas production is the Company's utility subsidiary, Arkansas Western. Sales to Arkansas Western accounted for approximately 46% of total exploration and production revenues in 1996, 47% in 1995, and 46% in 1994.

     Gas volumes sold by SEECO to Arkansas Western for its northwest Arkansas division (AWG) were 10.1 Bcf in 1996, 8.5 Bcf in 1995, and 8.8 Bcf in 1994. Through these sales, SEECO furnished 62% of the northwest Arkansas system's requirements in 1996, 65% in 1995, and 64% in 1994. SEECO also delivered approximately 1.1 Bcf in 1996, 1.4 Bcf in 1995, and 1.5 Bcf in 1994 directly to certain large business customers of AWG through a transportation service of the utility subsidiary that became effective in October, 1991. Most of the sales to AWG are pursuant to a twenty-year contract between SEECO and AWG, entered into in July, 1978, under which the price was frozen between 1984 and 1994. This contract was amended in 1994 as a result of a settlement reached to resolve certain gas cost issues before the Arkansas Public Service Commission (APSC) hereafter referred to as the "Gas Cost Settlement". The Gas Cost Settlement became effective July 1, 1994, and calls for sales under the contract to take place at a price which is equal to a spot market index plus a premium. The amended contract provides that volumes equal to the historical level of sales under the contract will be sold at the spot market index plus a premium of $.95 per thousand cubic feet (Mcf), while incremental sales volumes receive a premium of $.50 per Mcf. In 1996, 8.6 Bcf (net to the Company's interest) was sold under the contract, compared to 7.7 Bcf in 1995 and 8.1 Bcf in 1994. The sales price under this contract averaged $3.03 per Mcf in 1996, $2.40 per Mcf in 1995, and $2.98 per Mcf in 1994. In addition to this contract, SEECO also sells gas to AWG under newer long-term contracts with flexible pricing provisions and under short-term spot market arrangements.

     SEECO's sales to Associated Natural Gas Company (Associated), a division of Arkansas Western which operates natural gas distribution systems in northeast Arkansas and parts of Missouri, were 6.2 Bcf in 1996, 5.4 Bcf in 1995, and 5.1 Bcf in 1994. These deliveries accounted for approximately 62% of Associated's total requirements in 1996, 59% in 1995, and 58% in 1994. Effective October, 1990, SEECO entered into a ten-year contract with Associated to supply its base load system requirements at a price to be redetermined annually. Deliveries under this contract were made at $2.385 per Mcf for the contract period ended September 30, 1994, at $2.20 per Mcf for the contract period ended September 30, 1995, at $1.785 per Mcf for the contract period ended September 30, 1996, and are currently being made at a price of $2.225 per Mcf.

     Sales to unaffiliated purchasers accounted for 53% of total gas volumes sold by the exploration and production segment in 1996, 60% in 1995, and 63% in 1994. The Company expects future increases in its gas production to come primarily from production outside Arkansas sold to unaffiliated purchasers. SEECO's sales to unaffiliated purchasers were 6.7 Bcf in 1996, 10.3 Bcf in 1995, and 10.7 Bcf in 1994. At present, SEECO's contracts for sales of gas to unaffiliated customers consist of short-term sales made to customers of AWG's transportation program and spot sales into markets away from AWG's distribution system. These sales are subject to seasonal price swings. Contributing to the increase in the ability of SEECO to market its gas to unaffiliated customers was the completion of NOARK in September, 1992, as explained more fully below under "Natural gas distribution, transmission, and marketing." SEECO's sales to unaffiliated customers is also affected by the demand of the utility for production on its gathering system. SEECO's sales to unaffiliated purchasers accounted for approximately 14% of total exploration and production revenues in 1996, 21% in 1995, and 22% in 1994.

     At December 31, 1996, the gas and oil reserves of SEPCO and Diamond M were located primarily in Oklahoma, west Texas, and the Gulf Coast areas of Louisiana and Texas. These subsidiaries hold about 27% of the Company's natural gas reserves and all of its oil reserves. SEPCO's and Diamond M's combined gas sales were 11.7 Bcf in 1996, up from 10.3 Bcf in 1995 and down from 13.1 Bcf in 1994. The increase in 1996 was primarily due to acquisitions of producing properties in recent years. SEPCO's and Diamond M's gas production is sold under contracts with unaffiliated purchasers which reflect current short-term prices and which are subject to seasonal price swings. Oil production was 391 MBbls in 1996, compared to 229 MBbls in 1995 and 200 MBbls in 1994. The increase in oil production in 1996 and 1995 primarily resulted from acquisitions of producing properties during those years.

     The Company's exploration program has been directed primarily toward natural gas in recent years. The Company plans to continue to concentrate on developing gas reserves, but will also selectively seek opportunities to participate in projects oriented toward oil production. At the end of 1996, oil accounted for 14% of the Company's proved reserves, up from 4% at the end of 1995. The increase in oil reserves was primarily related to the acquisition of the oil and gas producing properties of L.B. Simmons, Inc. (Simmons), effective November 1, 1996. SEPCO's and Diamond M's combined gas and oil sales accounted for 39% of total exploration and production operating revenues in 1996, 31% in 1995, and 33% in 1994.

     In 1990, SEECO completed the initial mapping and engineering phases of a multi-year geological field study of the Arkoma Basin of Arkansas. The product developed was an extensive database and geologic interpretations of the distribution of gas-bearing sands in the region and resulted in the identification of 69.7 Bcf of proved undeveloped reserves that were added to the Company's base of proved reserves. At December 31, 1996, after transfers and revisions, the remaining proved undeveloped reserves identified by the study were 36.4 Bcf. The data base developed is periodically updated by drilling activity and provides guidance to the Company's development drilling program. The development drilling program added 12.1 Bcf in 1996, 17.1 Bcf in 1995, and
22.2 Bcf in 1994 of new natural gas reserve additions. SEECO participated in a total of 61 development wells during 1996 with a completion rate of 69%.

     During recent years the Company increased its emphasis on acquisitions of producing properties. The Company acquired approximately 32.7 Bcf of gas and 6,350 MBbls of oil during 1996, 4.5 Bcf of gas and 851 MBbls of oil during 1995, and 20.6 Bcf of gas and 1,038 MBbls of oil during 1994. The 1996 acquisitions were primarily in Texas and Oklahoma, the 1995 acquisitions were primarily in the Gulf Coast areas of Louisiana and Texas, and the 1994 acquisitions were primarily in the Anadarko Basin of Oklahoma. The largest acquisition completed by the Company in 1996 was a transaction in which the Company acquired substantially all the oil and gas properties owned by L.B. Simmons Energy, Inc. of Houston for $30.9 million. The acquisition closed on November 1, 1996. Proved reserves acquired were 6 million barrels of oil and 17 Bcf of natural gas, located primarily in west Texas and Oklahoma. The oil reserves are predominantly produced through secondary recovery. The properties offer the potential for additional production through recompletions and development drilling. The other large acquisition completed in 1996 was the purchase of reserves which totaled
16.9 Bcfe in four fields in south Texas from a major oil company. The purchase price was $13.5 million.

     Outside Arkansas, the Company added from drilling 4.4 Bcf of new reserves in 1996, 18.0 Bcf in 1995, and 8.7 Bcf in 1994. Of that total, .5 Bcf in 1996,
11.3 Bcf in 1995, and 8.5 Bcf in 1994 were from discoveries in the coastal areas of Texas and Louisiana. The cost of reserve additions in recent years has reflected the increased emphasis in spending for leasehold and seismic costs as the Company has been establishing an inventory of prospects for future drilling. South Louisiana and the Gulf Coast region continues to be the primary focus of most of the Company's exploration activity.

     Southwestern's initial strategy during entry into south Louisiana and the upper Texas Gulf Coast revolved around participating in wells drilled to prove a prospect. These exploratory wells had the potential for significant reserve additions, but development opportunities were limited and a dry hole generally condemned the prospect. This initial strategy did not meet Southwestern's reserve growth and production goals, but it did enable the Company to establish a presence in the region. As 3-D seismic technology became more widely accepted as an exploration tool, Southwestern gained entry to a number of high potential joint ventures to develop multiple, high quality prospects. The Company's typical project relies on options to obtain access to leasehold acreage over a large prospective area. The committed acreage is evaluated for lease after 3-D seismic data is acquired, thus optimizing the Company's investment.

     Participation in these projects has required a heavy investment prior to drilling. The Company had incurred $54.0 million of oil and gas property costs at the end of 1996 which were not being amortized because the related properties had not been evaluated through drilling. Most of these costs were incurred over the last three years and are concentrated in south Louisiana and the upper Texas Gulf Coast. The most significant ventures in which Southwestern is participating are:

     East Atchafalaya: Southwestern became involved in this project in mid-1995 through a 50-50 joint venture with Union Pacific Resources. The venture acquired 130 square miles of proprietary 3-D seismic data covering portions of St. Martin and Iberia Parishes, Louisiana. The survey area covers a number of large gas fields. Options are held on 100,000 acres with rights to all depths. An inventory of 10 defined prospects has been developed to date. These prospects range from lower risk development type wells to higher risk exploration wells with high potentials, some with the possibility of reserves in excess of 100 Bcf of gas. Two wells-one higher risk and one lower risk-have spudded since late January, 1997. At least two additional wells are planned for 1997.

     Henry: This project was originated by Southwestern and includes the acquisition of 130 square miles of proprietary 3-D seismic data in Vermillion and Iberia Parishes, Louisiana. The area covered is a prolific gas producing region, including fields which have produced in excess of 1.7 trillion cubic feet of gas and 57 million barrels of oil. The data acquired will be merged with Southwestern's Abbeville survey, covering an area to the immediate west, to create a proprietary data volume encompassing more than 180 square miles. Prospects to be generated are expected to range from low risk development wells to high potential wildcat locations. Data acquisition is presently underway and should be completed by May, 1997. Southwestern presently owns a 100% working interest in the project, but plans to market a 50% working interest to an industry partner. First drilling will likely take place in early 1998.

     Boure': The Boure' project is a large regional 3-D survey encompassing about 275 square miles adjacent to the East Atchafalaya project area. Southwestern is part of a venture which has 100,000 acres under option. The venture is in its early stages, but Southwestern expects to retain a 25% working interest which will be carried at a small cost through the lease option and data acquisition stages. Drilling is expected to begin in 1999.

     East Galveston Bay: This project was originated by Southwestern and currently includes two prospects in Texas state waters of East Galveston Bay. Southwestern is retaining a 50% working interest in the project after its recent sale of the other 50% working interest to Texas Meridian Resources. Currently, 6,900 acres are under lease. Southwestern recently accepted delivery of 138 square miles of non-proprietary 3-D seismic data covering East Galveston Bay and will be using the data to further define the existing properties and to identify additional acreage which may be obtained at upcoming state lease sales. The two prospects identified thus far target drilling to depths between 14,000 feet and 18,000 feet and have reserve potentials in excess of 100 Bcfe. First drilling is expected in the second half of 1997.

     Southwestern also has interests in three other smaller prospect areas in south Louisiana which are supported by 3-D seismic data and has active exploration prospects in Oklahoma and New Mexico. The Company's strategy is to balance the risks inherent in its exploration program with continued development drilling, primarily in the Arkoma Basin of Arkansas, and with producing property acquisitions in its core operating areas.

     In the natural gas and oil exploration segment, competition is encountered primarily in obtaining leaseholds for future exploration. Competition in the state of Arkansas has increased in recent years, due largely to the development of improved access to interstate pipelines. Due to the Company's significant leasehold acreage position in Arkansas and its long-time presence and reputation in this area, the Company believes it will continue to be successful in acquiring new leases in Arkansas. While improved intrastate and interstate pipeline transportation in Arkansas should increase the Company's access to markets for its gas production, these markets will generally be served by a number of other suppliers. Thus, the Company will encounter competition which may affect both the price it receives and contract terms it must offer. Outside Arkansas, the Company is less well-established and faces competition from a larger number of other producers. The Company has in recent years been successful in building its inventory of undeveloped leases and obtaining participating interests in drilling prospects outside Arkansas. Additionally, at December 31, 1996, the Company controls through lease options in excess of 225,000 gross acres in south Louisiana.

     The Company expects its 1997 capital expenditures for gas and oil exploration and development to total $75.4 million, down from $110.3 million in 1996. Expenditures in 1997 for this segment include $20.0 million for producing property acquisitions and $16.0 million for continuation of the Company's Arkoma Basin development drilling program. Spending plans for 1997 will direct more funds toward the drilling of exploratory wells, reflecting the inventory of drilling prospects which has been established. The Company will review this budget periodically during the year for possible adjustment depending upon cash flow projections related to fluctuating prices for natural gas and oil.

Natural gas distribution, transmission, and marketing

     The Company's natural gas distribution operations are concentrated primarily in north Arkansas and southeast Missouri. The Company serves approximately 173,000 retail customers and obtains a substantial portion of the gas they consume through its Arkoma Basin gathering facilities. A new Energy Services group was formed in 1996 to create and capture value existing beyond the wellhead in midstream activities, concentrating on building opportunities from the Company's existing asset base. The Company is also a participant in a partnership that owns the NOARK Pipeline System. The complexity of AWG's distribution operations, particularly its gathering system in the Arkoma Basin gas fields, increased significantly with the start up of NOARK. AWG provides field management services to NOARK under a contract with the partnership and AWG's gathering system delivers to NOARK a substantial part of the gas NOARK transports. The Company completed a pipeline in 1993 that connects NOARK to Associated's distribution system, tying together the Company's two primary gas distribution systems.

     Arkansas Western consists of two operating divisions. The AWG division gathers natural gas in the Arkansas River Valley of western Arkansas and transports  the gas  through  its own  transmission  and  distribution  systems, ultimately delivering it at retail to approximately 105,000 customers in northwest Arkansas. The Associated division currently receives its gas from transportation pipelines and delivers the gas through its own transmission and distribution systems, ultimately delivering it at retail to approximately 68,000 customers primarily in northeast Arkansas and southeast Missouri. Associated, formerly a wholly-
owned subsidiary of Arkansas Power and Light Company, was acquired and merged into Arkansas Western effective June 1, 1988. The Arkansas Public Service Commission (APSC) and the Missouri Public Service Commission (Missouri Commission) regulate the Company's utility rates and operations. In Arkansas, the Company operates through municipal franchises which are perpetual by state law. These franchises, however, are not exclusive within a geographic area. In Missouri, the Company operates through municipal franchises with various terms of existence.

     AWG and Associated deliver natural gas to residential, commercial, and industrial customers. Deliveries to industrial customers have increased for the tenth consecutive year, reflecting both the success of the Company's industrial marketing efforts and the continued economic strength of its service territory. The industrial customers are generally smaller concerns using gas for plant heating or product processing. AWG has no restriction on adding new residential or commercial customers and will supply new industrial customers which are compatible with the scale of its facilities. AWG has never denied service to new customers within its service area or experienced curtailments because of supply constraints. Associated has not denied service to new customers within its service area or experienced curtailments because of supply constraints since the acquisition date. Curtailment of large industrial customers of AWG and Associated occurs only infrequently when extremely cold weather requires that systems be dedicated exclusively to human needs customers.

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

     The competition from alternative fuels and, in a limited number of cases, alternative sources of natural gas has intensified in recent years. Industrial customers are most likely to consider utilization of these alternatives, as they are less readily available to commercial and residential customers. In an effort to provide some pricing alternatives to its large industrial customers with relatively stable loads, AWG offers an optional tariff to its larger business customers and to any other large business customer which shows that it has an alternate source of fuel at a lower price or that one of its direct competitors in another area has access to cheaper sources of energy. This optional tariff enables those customers willing to accept the risk of price and supply volatility to direct AWG to obtain a certain percentage of their gas requirements in the spot market. Participating customers continue to pay the nongas cost of service included in AWG's present tariff for large business customers and agree to reimburse AWG for any take-or-pay liability caused by spot market purchases on the customer's behalf. In an effort to more fully meet the service needs of larger business customers, both AWG and Associated instituted a transportation service in October, 1991, that allows such customers in Arkansas to obtain their own gas supplies directly from other suppliers. Associated has offered transportation service to its larger customers in Missouri for several years and AWG's spot market purchasing program has provided customers in northwest Arkansas with many of the benefits of transportation service. Under the programs, transportation service is available in Arkansas to any large business customer which consumes a minimum of 150,000 Mcf per year and no less than 3,000 Mcf per month. The minimums can be met by aggregating facilities under common ownership. Transportation service is available in Missouri to any customer whose average monthly usage exceeds 2,000 Mcf. A total of twelve customers are currently using the Arkansas transportation service, including six of AWG's seven largest customers in northwest Arkansas and Associated's four largest customers in northeast Arkansas. Ten of Associated's twelve largest Missouri customers are currently using transportation service. No industrial customer accounts for more than 6% of Arkansas Western's total throughput.

     AWG purchases its system gas supply directly at the wellhead under long-term contracts. Purchases are made from approximately 254 working interest owners in 502 producing wells. As previously indicated, SEECO furnished approximately 62% of AWG's system requirements in 1996, 65% in 1995, and 64% in 1994. A significant portion of AWG's unaffiliated supply comes from market responsive, long-term contracts.

     At December 31, 1996, AWG had a gas supply available to its northwest Arkansas system of approximately 196 Bcf of proved developed reserves, equal to 12 times current annual usage. Of this total, approximately 97 Bcf were net reserves available from SEECO. Under the terms of the Gas Cost Settlement, SEECO's reserves are no longer dedicated to AWG. However, a portion of these reserves are utilized to meet the annual sales volume commitment of 9.0 Bcf (gross) under the amended long-term contract with AWG. For purposes of determining AWG's available gas supply, deliveries to AWG's spot market purchasing program or transportation customers and the reserves related to those deliveries are not considered.

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

     Over the past several years changes at the federal level have brought significant changes to the regulatory structure governing interstate sales and transportation of natural gas. The Federal Energy Regulatory Commission's (FERC) Order No. 636 series changed a major portion of the gas acquisition merchant function provided to gas distributors by interstate pipelines. AWG already obtains its supply at the wellhead directly from producers and has not been directly impacted by Order No. 636. Associated has acquired the bulk of its gas supply at the wellhead since its acquisition by Arkansas Western, but continued until Order No. 636 to purchase a portion of both its peak and base requirements from interstate suppliers. The changes mandated by Order No. 636 have placed the responsibility for arranging firm supplies of natural gas directly on local distribution companies and have, as a result, lessened the ability of Associated to purchase gas on the short-term spot market.

     As a result of pipeline deregulation, Associated has paid, net of refunds received, approximately $2.7 million in contract reformation costs and take-or-pay costs, and $2.5 million in transition costs which its interstate pipeline suppliers incurred and were allowed to recover. The Company anticipates full recovery of the $2.5 million in transition costs incurred. To date, the Company has recovered approximately $2.1 million of the contract reformation costs and take-or-pay costs from its utility sales customers in the state of Missouri. Of the remaining unrecovered contract reformation and take-or-pay costs, $.5 million is applicable to Associated's transportation customers in the state of Missouri and $.1 million is applicable to all transportation customers in the state of Arkansas.

     AWG also purchases gas from unaffiliated producers under take-or-pay contracts. Currently, the Company believes that it does not have a significant exposure to liabilities resulting from these contracts, although the Company's exposure to take-or-pay liabilities to its gas suppliers has increased in recent years as a result of a decline in its gas supply requirements. This decline occurred because some of its large business customers converted to the transportation service offered by AWG and began to obtain their own gas supplies directly from other sources. The Company expects to be able to continue to satisfactorily manage its exposure to take-or-pay liabilities.

     The gas heating load is one of the most significant uses of natural gas and is sensitive to outside temperatures. Sales, therefore, vary throughout the year. Profits, however, have become less sensitive to fluctuations in temperature recently as tariffs implemented as a result of a recent rate increase for the Company's AWG division contain a weather normalization clause to lessen the impact of revenue increases and decreases which might result from weather variations during the winter heating season.

     Gas distribution revenues in future years will be impacted by both customer growth and rate increases allowed by regulatory commissions. In recent years, AWG has experienced customer growth of approximately 3.0% to 4.0% annually, while Associated has experienced customer growth of approximately 1% annually. Based on current economic conditions in the Company's service territories, the Company expects this trend in customer growth to continue. AWG and Associated pass along to customers through an automatic cost of gas adjustment clause any increase or decrease experienced in purchased gas costs. As previously mentioned, the Arkansas Public Service Commission (APSC) and the Missouri Commission regulate the Company's utility rates and operations. In December, 1996, AWG received approval from the APSC for a rate increase of $5.1 million annually. In January, 1997, the Company filed rate increase requests totaling $5.4 million with the APSC and the Missouri Commission for Associated's operations. The APSC has 10 months and the Missouri Commission has 11 months to respond to the requests. Rate increase requests which may be filed in the future will depend on customer growth, increases in operating expenses, and additional investments in property, plant and equipment. AWG's rates for gas delivered to its retail customers are not regulated by the FERC, but its transmission and gathering pipeline systems are subject to the FERC's regulations concerning open access transportation since AWG accepted a blanket transportation certificate in connection with its merger with Associated.

     The Company formed an Energy Services division during 1996 to better enable the Company to capture downstream opportunities which arise through marketing and transportation activity. Through utilization of existing assets, such as the Company's unregulated storage facility and its interest in NOARK, the Energy Services group's mission is to optimize the value created by the Company's business activities. The group is also focused on the expansion of third party business, creating a framework of options to better serve the needs of its customer base. The Energy Services group will enable Southwestern to compete effectively in a changing energy environment and reflects the Company's recognition that a full service approach is required to meet the needs of its customers.

     NOARK is an intrastate pipeline constructed by a limited partnership in which SWPL holds a 47.93% general partnership interest and is the pipeline's operator. NOARK's main line was completed and placed in service in September, 1992. A lateral line of NOARK that allows the Company's gas distribution segment to augment its supply to an existing market as well as supply gas to new markets was completed and placed in service in November, 1992. The 258-mile long pipeline originates near the Fort Chaffee military reservation in western Arkansas and terminates in northeast Arkansas. NOARK interconnects with three major interstate pipelines and provides additional access to markets for gas production of both the Company and other producers. Construction of an eight-mile interstate pipeline connecting NOARK to the distribution system of Associated was completed during 1993. NOARK is a public utility regulated by the APSC. In 1996, NOARK had an average daily throughput of 58 MMcfd, compared to 86 MMcfd in 1995, and 82 MMcfd in 1994. Arkansas Western has contracted for 41 MMcfd of firm capacity on NOARK under a transportation contract with an original term of ten years. The remaining term of that contract is six years and the contract is renewable year to year until terminated by 180 days notice.

     NOARK has been operating below capacity and generating losses since it was placed in service. The Company expects further losses from its equity investment in NOARK until the pipeline is able to increase its level of throughput and until improvement occurs in the competitive conditions which determine the transportation rates NOARK can charge. The Company and the partners of NOARK are currently investigating options which would improve NOARK's future financial prospects, including an extension into Oklahoma that would provide additional access to gas supply.

     The Company is subject to laws and regulations relating to the protection of the environment. The Company's policy is to accrue environmental and cleanup related costs of a noncapital nature when it is both probable that a liability has been incurred and when the amount can be reasonably estimated. The Company has no material amounts accrued at December 31, 1996. Additionally, management believes any future remediation or other compliance related costs will not have any material effect upon capital expenditures, earnings, or the competitive position of the Company's subsidiaries.

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

Employees

     At December 31, 1996, the Company had 689 employees, 99 of whom are represented under a collective bargaining agreement.

Industry segment and statistical information

     The following portions of the 1996 Annual Report to Shareholders (filed as Exhibit 13 to this filing) are hereby incorporated by reference for the purpose of providing additional information about the Company's business. Refer to page 35 (Note 9 to the financial statements) for information about industry segments and pages 38 and 39 ("Financial and Operating Statistics") for additional statistical information, including the average sales price per unit of gas produced and of oil produced and the average production cost per unit.

Item 2. Properties

     The portions of the Registrant's 1996 Annual Report to Shareholders (filed as Exhibit 13 to this filing) listed below are hereby incorporated by reference for the purpose of describing its properties.

     Refer to the Appendix (filed as part of Exhibit 13 to this filing) for information concerning areas of operation of the Company's gas distribution systems. For information concerning the Company's exploration and production areas of operation, also refer to the Appendix. See the table entitled "Gas Distribution Systems" at the Appendix for information concerning miles of pipe of the Company's gas distribution systems. Also, see pages 32 and 33 (Notes 5 and 6 to the financial statements) for additional information about the
Company's gas and oil operations. For information concerning capital expenditures, refer to page 22 ("Capital Expenditures" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations"). Also refer to page 39 ("Financial and Operating Statistics") for information concerning gas and oil produced.

     The following information is provided to supplement that presented in the 1996 Annual Report to Shareholders:

Acreage and Producing Wells
                  Undeveloped                    Developed                    Wells
                Gross        Net             Gross         Net           Gross      Net
               ------------------------------------------------------------------------
Arkansas       206,857     96,367          301,238      138,901           762     401.4
Louisiana       31,340     19,845           39,646        6,695            51      23.5
Oklahoma        33,269     17,271          105,628       45,682         1,193     262.5
Texas           34,839     17,590           71,908       23,293           401     249.3
New Mexico       9,040      7,064           22,951        8,371            21      12.5
Other areas        378        378           18,192        4,778           135      37.8
               ------------------------------------------------------------------------
               315,723    158,515          559,563      227,720         2,563     987.0
               ========================================================================

Net Wells Drilled During the Year

                                           Exploratory

                                    Productive
               Year                   Wells           Dry Holes           Total
               ----------------------------------------------------------------
               1996 . . . . . . . . .    5.3             3.0               8.3
               1995 . . . . . . . . .    6.3             7.1              13.4
               1994 . . . . . . . . .    4.7             1.8               6.5

                                           Development
                                    Productive
              Year                    Wells           Dry Holes           Total
              -----------------------------------------------------------------
              1996 . . . . . . . . .    29.4             11.8             41.2
              1995 . . . . . . . . .    37.5             19.4             56.9
              1994 . . . . . . . . .    45.5             14.7             60.2


                                       10


Wells in Progress as of December 31, 1996

                        Type of Well                     Gross              Net
                        -------------------------------------------------------
                        Exploratory...................    3.0               1.4
                        Development...................    8.0               4.4
                        -------------------------------------------------------
                        Total.........................   11.0               5.8
                        =======================================================

     Due to the insignificance of the Company's crude oil reserves and production to its total reserves and production, separate disclosure of gas and oil producing wells has not been made.

     No individually significant discovery or other major favorable or adverse event has occurred since December 31, 1996.

     During 1996, SEECO and SEPCO were required to file Form 23, "Annual Survey of Domestic Oil and Gas Reserves" with the Department of Energy. The basis for reporting reserves on Form 23 is not comparable to the reserve data included in
Note 6 to the financial statements in the 1996 Annual Report to Shareholders. The primary differences are that Form 23 reports gross reserves, including the royalty owners' share and includes reserves for only those properties where either SEECO or SEPCO is the operator.

Item 3. Legal Proceedings

     In May, 1996, a lawsuit was filed against the Company involving the disputed ownership of overriding royalty interests in a number of oil and gas properties. In a related matter, a purported class action suit was filed against the Company in May, 1996 on behalf of royalty owners alleging improprieties in the disbursement of royalty proceeds. The Company feels these claims are substantially without merit and intends to vigorously contest the claims brought in each matter. While the amount of the potential claims is significant in the aggregate, management believes, based on its investigation, that the Company's ultimate liability, if any, will not be material to its consolidated financial position or results of operations.

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

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted during the fourth quarter of the fiscal year ended December 31, 1996, to a vote of security holders, through the solicitation of proxies or otherwise.

                      Executive Officers of the Registrant

     The  following  is  information  with regard to  executive  officers of the
Company:

       Name                        Officer Position                               Age
       ----                        ----------------                               ---
Charles E. Scharlau.....Chairman of the Board (since 1979), Southwestern          69
                        Energy Company and Subsidiaries, and Chief Executive
                        Officer (since 1968), Southwestern Energy Company
                        and Subsidiaries.

Harold M. Korell........Executive Vice President and Chief Operating Officer      52
                        (effective April 28, 1997), Southwestern Energy
                        Company. Previously, Senior Vice President-Operations
                        (since 1994), and Vice President-Production (since
                        1992) of American Exploration Company. Previously,
                        Executive Vice President of McCormick Resources and
                        various positions with Tenneco Oil Company, including
                        Vice President, Production.

Stanley D. Green........Executive Vice President - Finance and Corporate          43
                        Development (since 1992), and Chief Financial Officer
                        (since 1987), Vice President - Treasurer and Secretary
                        (since 1987), Controller (since 1981), Southwestern
                        Energy Company and Subsidiaries.

B. Brick Robinson.......Executive Vice President and Chief Operating Officer      66
                        (since 1988), Southwestern Energy Production Company
                        and SEECO, Inc. (subsidiaries of Southwestern Energy
                        Company). Previously, various positions with
                        Occidental Petroleum Corporation and its subsidiaries,
                        including Vice President, Far East and Domestic
                        Frontier Exploration, Occidental International (since
                        1985).

Gregory D. Kerley.......Vice President - Treasurer and Secretary (since 1992),    41
                        and Chief Accounting Officer (since 1990), Controller
                        (since 1990), Southwestern Energy Company and
                        Subsidiaries.

Debbie J. Branch........Senior Vice President (since 1996), Southwestern          45
                        Energy Services Company and Southwestern Energy
                        Pipeline Company (subsidiaries of Southwestern Energy
                        Company). Previously, Executive Vice President,
                        Stalwart Energy Company (since 1994), founder and
                        President of Vesta Energy Company (since 1983).

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

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     Shareholder Information on page 41 and "Common Stock Statistics" included in the Company's Financial and Operating Statistics on page 38 of the 1996
Annual Report to Shareholders (filed as Exhibit 13 to this filing) are hereby incorporated by reference for information concerning the market for and prices of the Company's Common Stock, the number of shareholders, and cash dividends paid.

     The terms of the Company's long-term debt instruments and agreements impose restrictions on the payment of cash dividends. At December 31, 1996, $116.3 million of retained earnings was available for payment as cash dividends. These covenants generally limit the payment of dividends in a fiscal year to the total of net income plus $20.0 million less dividends paid and purchases, redemptions or retirements of capital stock during the period since January 1, 1990. Dividends totaling $5.9 million were paid during 1996.

     The Company paid dividends at an annual rate of $.24 per share in 1996 and 1995. While the Board of Directors intends to continue the practice of paying dividends quarterly, amounts and dates of such dividends as may be declared will necessarily be dependent upon the Company's future earnings and capital requirements.

Item 6.   Selected Financial Data, and

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and

Item 8.   Financial Statements and Supplementary Data

     The following portions of the 1996 Annual Report to Shareholders (filed as Exhibit 13 to this filing) are hereby incorporated by reference.

     Refer to pages 38 and 39 ("Financial and Operating Statistics") for selected financial data of the Company.

     Refer to the text on pages 18 through 23 for "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Refer to pages 25 through 37 for financial statements and supplementary data.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There have been no changes in or disagreements with accountants on accounting and financial disclosure.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

     The definitive Proxy Statement to holders of the Company's Common Stock in connection with the solicitation of proxies to be used in voting at the Annual Meeting of Shareholders on May 22, 1997 (the 1997 Proxy Statement), is hereby incorporated by reference for the purpose of providing information about the identification of directors. Refer to the sections "Election of Directors" and "Security Ownership of Directors, Nominees, and Executive Officers" for information concerning the directors.

     Information concerning executive officers is presented in Part I, Item 4 of this Form 10-K.

Item 11.  Executive Compensation

     The 1997 Proxy Statement is hereby incorporated by reference for the purpose of providing information about executive compensation. Refer to the section "Executive Compensation."

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The 1997 Proxy Statement is hereby incorporated by reference for the purpose of providing information about security ownership of certain beneficial owners and management. Refer to the section "Security Ownership of Directors, Nominees, and Executive Officers" for information about security ownership of certain beneficial owners and management.

Item 13.  Certain Relationships and Related Transactions

     The 1997 Proxy Statement is hereby incorporated by reference for the purpose of providing information about related transactions. Refer to the section "Security Ownership of Directors, Nominees, and Executive Officers" for information about transactions with members of the Company's Board of Directors.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a)(1) The following consolidated financial statements of the Company and its subsidiaries, included on pages 25 through 37 of its 1996 Annual Report to Shareholders (filed as Exhibit 13 to this filing) and the report of independent public accountants on page 24 of such report are hereby incorporated by reference:

           Report of Independent Public Accountants.

           Consolidated Balance Sheets as of December 31, 1996 and 1995.

           Consolidated Statements of Income for the years ended December 31, 1996, 1995, and 1994.

           Consolidated  Statements of Cash Flows for the years  ended  December
           31,  1996,   1995,  and  1994.

           Consolidated Statements of Retained Earnings for the years ended December 31, 1996, 1995, and 1994.

           Notes to Consolidated Financial Statements, December 31, 1996, 1995, and 1994.

      (2) The  consolidated  financial  statement  schedules  have been  omitted
because  they  are  not  required  under  the  related   instructions,   or  are
inapplicable and therefore have been omitted.

      (3) The exhibits listed on the accompanying Exhibit Index (pages 16 - 18) are filed as part of, or incorporated by reference into, this Report.

   (b)     Reports on Form 8-K:

                A Current Report on Form 8-K was filed on February 11, 1997, referencing the press release issued February 10, 1997, announcing the operating results of the Registrant for 1996.

                A Current Report on Form 8-K was filed on February 21, 1997, referencing the Form of Distribution Agreement dated February 21, 1997, for the Registrants $125,000,000 Medium-Term
           Notes program.

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

                                               SOUTHWESTERN ENERGY COMPANY
                                               ---------------------------
                                                      (Registrant)



Dated:  March 26, 1997                     BY:       /s/ STANLEY D. GREEN
                                                 ----------------------------
                                                       Stanley D. Green,
                                              Executive Vice President - Finance
                                                 and Corporate Development, and
                                                    Chief Financial Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 26, 1997.



/s/ CHARLES E. SCHARLAU                       Director, Chairman, and
-------------------------------------------   Chief Executive Officer
    Charles E. Scharlau


/s/ STANLEY D. GREEN                          Executive Vice President -
-------------------------------------------   Finance and Corporate Development,
    Stanley D. Green                          and Chief Financial Officer


/s/ GREGORY D. KERLEY                         Vice President - Treasurer
-------------------------------------------   and Secretary, and
    Gregory D. Kerley                         Chief Accounting Officer


/s/ JOHN PAUL HAMMERSCHMIDT                   Director
------------------------------------------
    John Paul Hammerschmidt


/s/ ROBERT L. HOWARD                          Director
-------------------------------------------
    Robert L. Howard


/s/ KENNETH R. MOURTON                        Director
-------------------------------------------
    Kenneth R. Mourton


/s/ CHARLES E. SANDERS                        Director
-------------------------------------------
    Charles E. Sanders


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

  4.3 Prospectus Supplement and Form of Distribution Agreement on $125,000,000 of Medium-Term Notes dated February 21, 1997 (Prospectus Supplement incorporated by reference to the Company's filing of a Prospectus Supplement on February 21, 1997, Form of Distribution Agreement incorporated by reference to Exhibit 10 filed with the Company's Form 8-K dated February 21, 1997).

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

Exhibit
  No.                             Description

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

10.5 Southwestern Energy Company Supplemental Retirement Plan, adopted May 31, 1989, and Amended and Restated as of December 15, 1993, and as further amended February 1, 1996 (amended and restated plan incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K for the year ended December 31, 1993; amendment dated February 1, 1996, incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K for the year ended December 31, 1995).

10.6 Southwestern Energy Company Supplemental Retirement Plan Trust, dated December 30, 1993 (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the year ended December 31, 1993).

10.7 Southwestern Energy Company Nonqualified Retirement Plan, effective October 4, 1995 (incorporated by reference to Exhibit 10.7 to Annual Report of Form 10-K for the year ended December 31, 1995).

10.8 Split-Dollar Life Insurance Agreement for Stanley D. Green, effective February 1, 1996 (incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K for the year ended December 31, 1995).

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

10.12 Executive Severance Agreement for Gregory D. Kerley, effective December 14, 1994 (incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K for the year ended December 31, 1994).

Exhibit
  No.                              Description

10.13 Employment Agreement for Charles E. Scharlau, dated December 18, 1990, effective January 1, 1991, as amended December 7, 1994 (original agreement incorporated by reference to Exhibit 10 to Annual Report on Form 10-K for the year ended December 31, 1990; amended agreement incorporated by reference to Exhibit 10.12 to Annual Report on Form 10-K for the year ended December 31, 1994).

10.14 Form of Indemnity Agreement, between the Company and each officer and director of the Company (Incorporated by reference to Exhibit 10.20 to Annual Report on Form 10-K for the year ended December 31, 1991).

13. 1996 Annual Report to Shareholders, except for those portions not expressly incorporated by reference into this Report. Those portions not expressly incorporated by reference are not deemed to be filed with the Securities and Exchange Commission as part of this Report (filed herewith).

21.     Subsidiaries of the Registrant (filed herewith).

27.     Financial Data Schedule (filed herewith).