Form 10-Q
period 1997-03-31
SOUTHWESTERN ENERGY CO
filed 1997-05-15
CIK 7332

===========================================================================

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                        -----------------------
                               FORM 10-Q
 (Mark one)
    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                           Exchange Act of 1934
               For the quarterly period ended March 31, 1997
                                              --------------

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
                              Yes: X    No:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               Class                       Outstanding at May 5, 1997
    ----------------------------         ------------------------------
    Common Stock, Par Value $.10                   24,742,332

===========================================================================
                                   - 1 -

                                   PART I

                            FINANCIAL INFORMATION

                 SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                   ASSETS



                                                 March 31,    December 31,
                                                    1997          1996
                                                 ---------     ---------
                                                     ($ in thousands)
     Current Assets
       Cash                                      $   1,696      $   2,297
       Accounts receivable                          33,692         39,928
       Income taxes receivable                         -            6,623
       Inventories, at average cost                 13,875         17,571
       Under-recovered purchased gas costs, net      7,016          3,030
       Other                                         4,305          3,484
                                                 ---------      ---------
            Total current assets                    60,584         72,933
                                                 ---------      ---------
     Investments                                     6,750          6,557
                                                 ---------      ---------
     Property, Plant and Equipment, at cost
       Gas and oil properties, using the
         full cost method                          651,754        637,100
       Gas distribution systems                    205,573        203,070
       Gas in underground storage                   21,149         25,636
       Other                                        22,462         22,031
                                                 ---------      ---------
                                                   900,938        887,837
       Less:  Accumulated depreciation,
                depletion and amortization         331,495        319,135
                                                 ---------      ---------
                                                   569,443        568,702
                                                 ---------      ---------

     Other Assets                                   12,030         11,998
                                                 ---------      ---------





     Total Assets                                $ 648,807      $ 660,190
                                                 =========      =========



                 The accompanying notes are an integral part
                       of the financial statements.

                SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                 March 31,     December 31,
                                                    1997           1996
                                                 ---------      ---------
                                                      ($ in thousands)
     Current Liabilities
       Current portion of long-term debt         $   3,071      $   3,071
       Accounts payable                             19,156         25,644
       Taxes payable                                 6,697          3,290
       Interest payable                              4,792          1,628
       Customer deposits                             4,924          4,904
       Other                                         3,091          3,285
                                                 ---------      ---------
            Total current liabilities               41,731         41,822
                                                 ---------      ---------
     Long-Term Debt, less current portion above    252,114        275,214
                                                 ---------      ---------
     Other Liabilities
       Deferred income taxes                       130,092        128,895
       Deferred investment tax credits               1,761          1,791
       Other                                         4,290          4,527
                                                 ---------      ---------
                                                   136,143        135,213
                                                 ---------      ---------
     Commitments and Contingencies

     Shareholders' Equity
       Common stock, $.10 par value; authorized
         75,000,000 shares, issued 27,738,084
         shares                                      2,774          2,774
       Additional paid-in capital                   21,346         21,336
       Retained earnings                           228,725        217,889
       Less:  Common stock in treasury, at cost,
                3,015,752 shares in 1997 and
                3,019,200 shares in 1996            33,564         33,603
              Unamortized cost of 40,187
                restricted shares in 1997
                and 31,527 restricted shares
                in 1996, issued under stock
                incentive plan                         462            455
                                                 ---------      ---------
                                                   218,819        207,941
                                                 ---------      ---------
     Total Liabilities and Shareholders' Equity  $ 648,807      $ 660,190
                                                 =========      =========

                 The accompanying notes are an integral part
                         of the financial statements.

               SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                                                Quarter Ended
                                                                  March 31
                                                           1997              1996
                                                        ---------         ---------
                                             ($ in thousands, except per share amounts)
     Operating Revenues
       Gas sales                                        $  69,262         $  60,706
       Gas marketing                                       14,003             1,068
       Oil sales                                            4,016             1,316
       Gas transportation and other                         1,638             1,774
                                                        ---------         ---------
                                                           88,919            64,864
                                                        ---------         ---------
     Operating Costs and Expenses
       Gas purchases - utility                             22,283            20,094
       Gas purchases - marketing                           13,112             1,002
       Operating and general                               14,348            11,754
       Depreciation, depletion and amortization            12,286            11,217
       Taxes, other than income taxes                       1,796             1,279
                                                       ----------        ----------
                                                           63,825            45,346
                                                       ----------        ----------
     Operating Income                                      25,094            19,518
                                                       ----------        ----------
     Interest Expense                                       3,986             3,215
                                                       ----------        ----------
     Other Income (Expense)                                (1,077)           (1,126)
                                                       ----------        ----------
     Income Before Provision for Income Taxes              20,031            15,177
                                                       ----------        ----------
     Income Tax Provision
          Current                                           6,541             3,383
          Deferred                                          1,171             2,460
                                                       ----------        ----------
                                                            7,712             5,843
                                                       ----------        ----------
     Net Income                                         $  12,319         $   9,334
                                                       ==========        ==========

     Weighted Average Common Shares Outstanding        24,720,148        24,701,349
                                                       ==========        ==========

     Earnings Per Share                                     $0.50             $0.38
                                                      ===========        ==========

     Dividends Declared Per Share Payable
       5/5/97 and 5/3/96                                    $0.06             $0.06
                                                      ===========        ==========

                  The accompanying notes are an integral part
                         of the financial statements.
                                   - 5 -

                 SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                               Quarter Ended
                                                                  March 31,
                                                             1997        1996
                                                           --------    --------
                                                             ($ in thousands)
     Cash Flows From Operating Activities
       Net income                                        $   12,319   $   9,334
       Adjustments to reconcile net income to
         net cash provided by operating activities:
           Depreciation, depletion and amortization          12,356      11,286
           Deferred income taxes                              1,171       2,460
           Equity in loss of partnership                      1,076         808
           Change in assets and liabilities:
             Decrease in accounts receivable                  6,236       3,777
             Decrease in income taxes receivable              9,386       5,730
             Decrease in inventories                          3,696       2,535
             Increase in under-recovered purchased
              gas costs                                      (3,986)     (2,624)
             Decrease in accounts payable                    (6,488)     (4,752)
             Increase in interest payable                     3,164       3,466
             Net change in other current assets
              and liabilities                                  (351)        866
                                                         ----------   ---------
     Net cash provided by operating activities               38,579      32,886
                                                         ----------   ---------

     Cash Flows From Investing Activities
       Capital expenditures                                 (18,145)    (18,721)
       Investment in partnership                             (1,272)       -
       Decrease in gas stored underground                     4,487       5,507
       Other items                                              333        (539)
                                                         ----------   ---------
     Net cash used in investing activities                  (14,597)    (13,753)
                                                         ----------   ---------

     Cash Flows From Financing Activities
       Decrease in revolving long-term debt                 (23,100)    (17,900)
       Cash dividends                                        (1,483)     (1,482)
                                                         ----------   ---------
     Net cash used in financing activities                  (24,583)    (19,382)
                                                         ----------   ---------


    Decrease in cash                                          (601)        (249)
    Cash at beginning of year                                2,297        1,498
                                                         ---------    ---------
    Cash at end of period                                $   1,696    $   1,249
                                                         =========    =========

                The accompanying notes are an integral part
                        of the financial statements.
                                   - 6 -

                  SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1997



1.       BASIS OF PRESENTATION

         The financial statements included herein are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The Company's accounting policies are summarized in the 1996 Annual Report to Shareholders, Notes to Financial Statements.

         Certain reclassifications have been made to the March 31, 1996, financial statements in order to conform with the 1997 presentation. These reclassifications had no effect on previously reported net income.

2.       DIVIDEND PAYABLE

         A dividend of $.06 per share was declared April 9, 1997, payable May 5, 1997.

3.       INTEREST AND INCOME TAXES PAID

         The following table provides interest and income taxes paid during each period presented.


         Quarter Ended March 31                       1997            1996
         -----------------------------------------------------------------------
                                                         (in thousands)
         Interest payments                          $1,569            $321
         Income tax payments                          $165              $9

4.       RECENT PRONOUNCEMENT

         In February, 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share (SFAS No. 128), which establishes new standards for computing and presenting earnings per share. The provisions of SFAS No. 128 are effective for earnings per share calculations for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share. At March 31, 1997 and 1996, the provisions of SFAS No. 128 would have had no impact on the Company's reported earnings per share.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following updates information as to the Company's financial condition provided in the Company's Form 10-K for the year ended December 31, 1996, and analyzes the changes in the results of operations between the three month period ended March 31, 1997, and the comparable period of 1996.

RESULTS OF OPERATIONS

Net income for the three months ended March 31, 1997, was $12.3 million, or $.50 per share, up from $9.3 million, or $.38 per share, for the same period in 1996. The increase in net income was the result of higher wellhead prices received for the Company's production and a utility rate increase that became effective in late 1996. These factors led to improved operating results in both of the Company's major business segments. The following tables compare operating revenues and operating income by business segment for the first three months of 1997 and 1996:

                                                                       Increase
                                   1997               1996            (Decrease)
                                 ---------         ----------         ----------
Revenues                                         (in thousands)
   Exploration and production    $ 29,282           $ 23,106           $ 6,176
   Gas distribution                60,899             54,275             6,624
   Energy services and other       16,983              3,423            13,560
   Eliminations                   (18,245)           (15,940)           (2,305)
                                 ---------         ----------         ----------
                                 $ 88,919           $ 64,864           $24,055
                                 =========         ==========         ==========

Operating Income
   Exploration and production    $ 12,435           $ 9,869            $ 2,566
   Gas distribution                11,965             9,639              2,326
   Energy services and other          694                10                684
                                 ---------         ---------          ----------
                                 $ 25,094           $19,518            $ 5,576
                                 =========         =========          ==========


Operating income of the exploration and production segment was up 26% for the three months ended March 31, 1997, as compared to the same period in 1996. The improvement was primarily the result of higher wellhead prices. Gas and oil production during the first quarter of 1997 was 9.9 billion cubic feet (Bcf) equivalent, down from 10.3 Bcf equivalent for the same period in 1996. The decrease was primarily the result of lower sales to the Company's utility subsidiary, partially offset by increased oil production. Gas production for the three months ended March 31, 1997, was 8.7 Bcf compared to 9.9 Bcf for the same period in 1996. The Company's sales to its gas distribution systems decreased to 4.6 Bcf during the three months ended March 31, 1997, compared to 5.9 Bcf for the same period in 1996. Weather which was 16% warmer in 1997 resulted in decreased demand of the gas distribution segment for the Company's production of reserves located on the utility's gathering system. Sales of gas production to unaffiliated purchasers were 4.1 Bcf in the first quarter of 1997, up slightly from 4.0 Bcf for the same period in 1996.

The Company received an average price of $2.91 per thousand cubic feet (Mcf) for its gas production during the three months ended March 31, 1997, up from $2.20 per Mcf received in the first three months of 1996. The increased average price reflected the general improvement in the market for natural gas during the first quarter of 1997 as compared to the same period of 1996.

The Company's oil production was 196 thousand barrels (MBbls) during the three months ended March 31, 1997, up from 72 MBbls for the same period of 1996. The increase was due primarily to production from properties acquired during the fourth quarter of 1996.

Operating income of the gas distribution segment increased 24% in the first quarter of 1997, as compared to the first quarter of 1996. The increase reflects a rate increase implemented in late 1996 partially offset by the effect of lower weather-related deliveries to sales and end-use transportation customers. The Company's utility systems delivered 12.9 Bcf to these customers during the three months ended March 31, 1997, down from 14.6 Bcf for the same period in 1996. The lower deliveries reflected the effects of weather which was 5% warmer than normal and 16% warmer than in the same period of the prior year.

The Company's average rate for its utility sales increased during the first quarter of 1997 to $5.25 per Mcf, up from $4.03 per Mcf for the same period in 1996. The increase reflected higher prices paid for purchases of natural gas which are passed through to customers under automatic adjustment clauses, and the effects of the rate increase.

Operating income for the energy services segment was $.7 million on revenues of $17.0 million for the first quarter of 1997, compared to approximately $.1 million on revenues of $3.4 million for the same period in 1996. The Company marketed 6.4 Bcf of gas in the first three months of 1997, compared to 1.4 Bcf for the same period in 1996. The Company increased its activities in this area in mid-1996 when it formed an energy services group to better enable the Company to capture downstream opportunities which arise through marketing and transportation activity.

Operating costs and expenses increased 41% in the first quarter of 1997, as compared to the first quarter of 1996. The increase was primarily caused by higher purchased gas costs of the Company's gas distribution and marketing segments, and increased operating expenses and depreciation, depletion and amortization expense in the exploration and production segment. The increase in operating expenses for the exploration and production segment was primarily due to higher operating costs associated with producing properties acquired in late 1996. These properties produce oil through secondary recovery methods and have higher average operating costs per unit of production than the Company's average gas producing property. The increase in depreciation, depletion and amortization (DD&A) expense was due to an increase in the amortization rate per unit of production. The proved reserves owned by the Company and the costs associated with adding those reserves are both components of the amortization rate. The margin between the Company's full cost ceiling and the financial statement carrying value of the Company's oil and gas properties was virtually eliminated at March 31, 1997, due to wellhead prices realized at that time. At December 31, 1996, the Company had approximately $140 million of margin, or cushion, available. The change in the amount of cushion was due primarily to the drop in gas prices which occurred during the first quarter of 1997. The Company's full cost ceiling is evaluated at the end of each quarter. If gas prices decline below the level in effect at March 31, 1997, without other mitigating circumstances, the Company could have a write-down of its capitalized costs of oil and gas properties and a noncash charge against earnings in a later quarter.

Interest expense, net of capitalization, for the three months ended March 31, 1997, was up 24% compared to the same period in 1996, due to higher average borrowings, partially offset by a lower weighted average interest rate. Interest is capitalized in the exploration and production segment on costs that are unevaluated and excluded from amortization.

The Company's share of the NOARK Pipeline System's (NOARK) pre-tax loss included in other income was $1.1 million for the first quarter of 1997, as compared to $.8 million for the same period in 1996. The Company, through a subsidiary, holds a 47.93% general partnership interest in NOARK and is the pipeline's operator.

The changes in the provisions for current and deferred income taxes recorded in the three month period ended March 31, 1997, as compared to the same period in 1996, resulted primarily from the level of taxable income and from the deduction of intangible drilling costs in the year incurred for tax purposes, netted against the turnaround of intangible drilling costs deducted for tax purposes in prior years. Intangible drilling costs are capitalized and amortized over future years for financial reporting purposes under the full cost method of accounting.

CHANGES IN FINANCIAL CONDITION

Changes in the Company's financial condition at March 31, 1997, as compared to December 31, 1996, primarily reflect the seasonal nature of the gas distribution segment of the Company's business.

Routine capital expenditures, cash dividends and scheduled debt retirements are predominantly funded through cash provided by operations. For the first three months of 1997 and 1996, net cash provided by operating activities was $38.6 million and $32.9 million, respectively, and exceeded the total of these routine requirements. The Company expects its outstanding borrowings to increase during the remaining months of 1997 as cash generated from operations will be less than the requirements for routine capital expenditures and cash dividends due to lower levels of heating-generated revenues and seasonally higher capital expenditures resulting from favorable drilling and construction weather. The Company's capital expenditures for the first three months of 1997 were $18.1 million, compared to $18.7 million for the same period in 1996.

The Company has access to $80.0 million of medium to long-term capital at current market lending rates through two floating rate revolving credit facilities. These facilities were temporarily expanded to $120.0 million in late 1996 to provide additional debt financing to fund the acquisition of certain producing properties. Of this amount, $73.4 million was outstanding at March 31, 1997, all of which was classified as long-term debt. During the first quarter of 1997, the Company's revolving long-term debt was reduced by $23.1 million, primarily due to the increased cash flow generated by both seasonally high utility revenues and higher gas prices. As a result, long-term debt at March 31, 1997, accounted for 54% of the Company's capitalization, down from 57% at December 31, 1996.

Subsequent to March 31, 1997, the Company issued $60.0 million of 7.625% medium-term notes due 2027. The notes may be repaid prior to maturity on May 1, 2009, at the noteholder's option. The notes were issued under the Company's $125.0 million prospectus supplement filed with the Securities and Exchange Commission in February, 1997. Proceeds from the issuance of these notes were used primarily to repay certain borrowings under the Company's revolving credit facilities.

Accounts receivable has declined since December 31, 1996, due primarily to seasonally lower gas deliveries of the gas distribution segment. The decrease in income taxes receivable resulted from the receipt of federal income tax refunds related to a 1996 tax net operating loss and an increase in taxes payable resulting from taxable income generated in the first quarter of 1997. The decrease in inventories since December 31, 1996, is both the result of withdrawals of gas stored underground to meet seasonal requirements in the gas distribution segment and sales of gas to unaffiliated parties from the Company's unregulated underground storage facility. Accounts payable has declined since December 31, 1996, due primarily to seasonally lower gas purchases of the gas distribution segment and to the timing of expenditures. Other changes in current assets and current liabilities between periods resulted primarily from the timing of expenditures and receipts.

The Company had under-recovered $7.0 million of purchased gas costs at March 31, 1997, which will be collected from its utility customers through automatic cost of gas adjustment clauses included in its filed rate tariffs. At December 31, 1996, the Company had net under-recovered purchased gas costs in the amount of $3.0 million. These amounts are classified as current assets.

                                     PART II

                                OTHER INFORMATION


Items 1 - 6(a)

No developments required to be reported under Items 1 - 6(a) occurred during the quarter ended March 31, 1997.


Item 6(b)

On April 29, 1997 the Company filed a current report on Form 8-K dated April 25, 1997, referencing its press release announcing operating results for the first quarter of 1997.












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



DATE:     May 14, 1997                        /s/ GREGORY D. KERLEY
       ------------------               --------------------------------
                                                   Gregory D. Kerley
                                       Vice President - Treasurer and Secretary,
                                             and Chief Accounting Officer