Form 10-Q
period 1997-06-30
SOUTHWESTERN ENERGY CO
filed 1997-08-14
CIK 7332

===========================================================================

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                        -----------------------
                               FORM 10-Q
 (Mark one)
    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                           Exchange Act of 1934
               For the quarterly period ended June 30, 1997
                                              -------------

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
                              Yes: X    No:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               Class                     Outstanding at August 5, 1997
    ----------------------------         ----------------------------
    Common Stock, Par Value $.10                   24,742,332

===========================================================================
                                   - 1 -

                                   PART I

                            FINANCIAL INFORMATION

                 SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                   ASSETS

                                                 June 30,     December 31,
                                                   1997           1996
                                                 ---------      ---------
                                                     ($ in thousands)
     Current Assets
       Cash                                      $   3,456      $   2,297
       Accounts receivable                          22,826         39,928
       Income taxes receivable                        -             6,623
       Inventories, at average cost                 16,460         17,571
       Under-recovered purchased gas costs, net      8,908          3,030
       Other                                         2,695          3,484
                                                 ---------      ---------
            Total current assets                    54,345         72,933
                                                 ---------      ---------
     Investments                                     7,021          6,557
                                                 ---------      ---------
     Property, Plant and Equipment, at cost
       Gas and oil properties, using the
         full cost method                          670,654        637,100
       Gas distribution systems                    208,522        203,070
       Gas in underground storage                   23,408         25,636
       Other                                        22,884         22,031
                                                 ---------      ---------
                                                   925,468        887,837
       Less:  Accumulated depreciation,
                depletion and amortization         343,071        319,135
                                                 ---------      ---------
                                                   582,397        568,702
                                                 ---------      ---------

     Other Assets                                   13,021         11,998
                                                 ---------      ---------





     Total Assets                                $ 656,784      $ 660,190
                                                 =========      =========



                 The accompanying notes are an integral part
                       of the financial statements.

                SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                  June 30,     December 31,
                                                    1997           1996
                                                 ---------      ---------
                                                      ($ in thousands)
     Current Liabilities
       Current portion of long-term debt         $   3,071      $   3,071
       Accounts payable                             26,363         25,644
       Taxes payable                                 7,571          3,290
       Interest payable                              1,910          1,628
       Customer deposits                             4,864          4,904
       Other                                         2,744          3,285
                                                 ---------      ---------
            Total current liabilities               46,523         41,822
                                                 ---------      ---------
     Long-Term Debt, less current portion above    256,314        275,214
                                                 ---------      ---------
     Other Liabilities
       Deferred income taxes                       130,381        128,895
       Deferred investment tax credits               1,731          1,791
       Other                                         4,412          4,527
                                                 ---------      ---------
                                                   136,524        135,213
                                                 ---------      ---------
     Commitments and Contingencies

     Shareholders' Equity
       Common stock, $.10 par value; authorized
         75,000,000 shares, issued 27,738,084
         shares                                      2,774          2,774
       Additional paid-in capital                   21,372         21,336
       Retained earnings                           227,271        217,889
       Less:  Common stock in treasury, at cost
                2,995,752 shares in 1997 and
                3,019,200 shares in 1996            33,340         33,603
              Unamortized cost of 60,187
                restricted shares in 1997
                and 40,020 restricted shares
                in 1996, issued under stock
                incentive plan                         654            455
                                                 ---------      ---------
                                                   217,423        207,941
                                                 ---------      ---------
     Total Liabilities and Shareholders' Equity  $ 656,784      $ 660,190
                                                 =========      =========

                 The accompanying notes are an integral part
                         of the financial statements.

               SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                                                Quarter Ended                 Six Months Ended
                                                                   June 30,                       June 30,
                                                             1997           1996            1997           1996
                                                          ----------     ----------      ----------     ----------
                                                                  ($ in thousands, except per share amounts)
     Operating Revenues
       Gas sales                                          $   32,180     $   31,130      $  101,442     $   91,836
       Gas marketing                                          14,020          2,163          28,023          3,231
       Oil sales                                               3,667          1,635           7,683          2,951
       Gas transportation and other                            1,377          1,454           3,015          3,228
                                                          ----------     ----------      ----------      ---------
                                                              51,244         36,382         140,163        101,246
                                                          ----------     ----------      ----------      ---------
     Operating Costs and Expenses
       Gas purchases - utility                                 4,993          3,023          27,276         23,117
       Gas purchases - marketing                              13,602          2,078          26,714          3,080
       Operating and general                                  14,388         12,039          28,736         23,793
       Depreciation, depletion and amortization               11,543         10,015          23,829         21,232
       Taxes, other than income taxes                          1,629          1,154           3,425          2,433
                                                          ----------     ----------      ----------      ---------
                                                              46,155         28,309         109,980         73,655
                                                          ----------     ----------      ----------      ---------
     Operating Income                                          5,089          8,073          30,183         27,591
                                                          ----------     ----------      ----------      ---------
     Interest Expense                                          3,745          2,790           7,731          6,005
                                                          ----------     ----------      ----------      ---------
     Other Income (Expense)                                   (1,296)          (745)         (2,373)        (1,871)
                                                          ----------     ----------      ----------      ---------
     Income Before Provision for Income Taxes                     48          4,538          20,079         19,715
                                                          ----------     ----------      ----------      ---------
     Income Tax Provision (Benefit)
       Current                                                  (243)          (662)          6,298          2,721
       Deferred                                                  262          2,409           1,433          4,869
                                                          ----------     ----------      ----------      ---------
                                                                  19          1,747           7,731          7,590
                                                          ----------     ----------      ----------      ---------
     Net Income                                           $       29    $     2,791      $   12,348     $   12,125
                                                          ==========     ==========      ==========     ==========

     Weighted Average Common Shares Outstanding           24,736,398     24,701,349      24,728,318     24,701,349
                                                          ==========     ==========      ==========     ==========

     Earnings Per Share                                        $ .00          $ .11           $ .50          $ .49
                                                               =====          =====           =====          =====
     Dividends Declared Per Share Payable 8/5/97
       and 8/5/96                                              $ .06          $ .06           $ .06          $ .06
                                                               =====          =====           =====          =====

                  The accompanying notes are an integral part
                         of the financial statements.
                                   - 5 -

                 SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                           Six Months Ended
                                                               June 30,
                                                          1997        1996
                                                        --------    --------
                                                          ($ in thousands)
     Cash Flows From Operating Activities
       Net income                                       $ 12,348    $ 12,125
       Adjustments to reconcile net income to
         net cash provided by operating activities:
           Depreciation, depletion and amortization       23,969      21,372
           Deferred income taxes                           1,433       4,869
           Equity in loss of partnership                   2,014       1,601
           Change in assets and liabilities:
             Decrease in accounts receivable              17,102      15,888
             Decrease in income taxes receivable          11,584       7,412
             (Increase) decrease in inventories            1,111         (91)
             Increase (decrease) in accounts payable         719      (2,895)
             Decrease in taxes payable                      (680)       (371)
             Increase (decrease) in interest payable         282        (195)
             Increase in under-recovered
              purchased gas costs                         (5,878)     (5,623)
             Net change in other current assets
              and liabilities                                208       1,085
                                                        --------    --------
     Net cash provided by operating activities            64,212      55,177
                                                        --------    --------
     Cash Flows From Investing Activities
       Capital expenditures                              (41,482)    (41,486)
       Investment in partnership                          (2,496)       -
       Decrease in gas stored underground                  2,228          31
       Other items                                           563        (576)
                                                        --------    --------
     Net cash used in investing activities               (41,187)    (42,031)
                                                        --------    --------
     Cash Flows From Financing Activities
       Decrease in revolving long-term debt              (78,900)    (10,700)
       Issuance of long-term debt                         60,000        -
       Cash dividends                                     (2,966)     (2,964)
                                                        --------    --------
     Net cash used in financing activities               (21,866)    (13,664)
                                                        --------    --------
     Increase (decrease) in cash                           1,159        (518)
     Cash at beginning of year                             2,297       1,498
                                                        --------    --------
     Cash at end of period                              $  3,456    $    980
                                                        ========    ========

                The accompanying notes are an integral part
                        of the financial statements.
                                   - 6 -

                  SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1997

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

         Certain reclassifications have been made to the June 30, 1996, financial statements in order to conform with the 1997 presentation. These reclassifications had no effect on previously reported net income.

2.       DIVIDEND PAYABLE

         A dividend of $.06 per share was declared July 9, 1997, payable August 5, 1997.

3.       INTEREST AND INCOME TAXES PAID

         The following table provides interest and income taxes paid during each period presented.


                                                 Three months                      Six months
         Periods Ended June 30                1997         1996               1997          1996
         ---------------------------------------------------------------------------------------
                                                               (in thousands)

         Interest payments                  $7,276       $7,039             $8,845        $7,360
         Income tax payments                  $219       $2,512               $384        $2,521


4.       RECENT PRONOUNCEMENT

         In February, 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share (SFAS No. 128), which establishes new standards for computing and presenting earnings per share. The provisions of SFAS No. 128 are effective for earnings per share calculations for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share. At June 30, 1997 and 1996, the provisions of SFAS No. 128 would have had no impact on the Company's reported earnings per share.
                                      - 7 -

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following updates information as to the Company's financial condition provided in the Company's Form 10-K for the year ended December 31, 1996, and analyzes the changes in the results of operations between the three and six month periods ended June 30, 1997, and the comparable periods of 1996.

RESULTS OF OPERATIONS

Net income for the three months ended June 30, 1997, was $29,000, or $.00 per share, down from $2.8 million, or $.11 per share, for the same period in 1996. For the six months ended June 30, 1997, net income was $12.3 million, or $.50 per share, compared to $12.1 million, or $.49 per share, for the same period in 1996.

Results for the second quarter 1997 were unfavorably impacted by lower oil and gas prices, higher depreciation, depletion and amortization expense, and higher interest costs. The following tables compare operating revenues and operating income by business segment for the three and six month periods ended June 30, 1997 and 1996:



                                               Quarter Ended                     Six Months Ended
                                          ------------------------          ------------------------
                                                  June 30,                            June 30,
                                          ------------------------          ------------------------
                                              1997         1996                1997         1996
                                          -----------  -----------          -----------   ----------
                                                                (in thousands)
Revenues
  Exploration and production              $   20,633   $   20,711           $   49,915    $  43,817
  Gas distribution                            24,280       22,767               85,179       77,042
  Energy services and other                   18,553        6,500               35,536        9,923
  Eliminations                               (12,222)     (13,596)             (30,467)     (29,536)
                                           ----------  -----------          -----------   ----------
                                          $   51,244   $   36,382           $  140,163    $ 101,246
                                          ===========  ===========          ===========   ==========


Operating Income
  Exploration and production              $    4,667   $    8,540           $   17,102    $  18,409
  Gas distribution                               229         (432)              12,194        9,207
  Energy services and other                      193          (35)                 887          (25)
                                          -----------  -----------          -----------   ----------
                                          $    5,089   $    8,073           $   30,183    $  27,591
                                          ===========  ===========          ===========   ==========


Revenues of the exploration and production segment were flat for the three month period ended June 30, 1997, and were up 14% for the six month period ended June 30, 1997, both as compared to the same periods in 1996. Operating income of this segment was down $3.9 million for the three months ended June 30, 1997, and was down $1.3 million for the six months ended June 30, 1997, as compared to the same periods in 1996.

Gas and oil production during the second quarter of 1997 was 9.1 billion cubic feet (Bcf) equivalent, up from 8.8 Bcf equivalent for the same period in 1996. For the six months ended June 30, 1997, gas and oil production was 19.0 Bcf equivalent, even with the same period in 1996. Gas production for the three month period ended June 30, 1997 was 7.9 Bcf, compared to 8.3 Bcf for the same period in 1996. For the six months ended June 30, 1997, gas production was 16.6 Bcf, compared to 18.2 Bcf for the same period in 1996. The decreased production in both the second quarter and year-to-date was primarily the result of lower sales to the Company's utility distribution systems. Sales to the utility were
3.0 Bcf during the second quarter of 1997 and 7.6 Bcf during the first six months of 1997, down from 3.6 Bcf and 9.5 Bcf for the same periods in 1996. The declines were the result of weather which was 10% warmer than in 1996. In 1996, the colder weather created higher demand by the Company's utility distribution systems and that demand continued into the summer as the utility injected increased volumes of gas into storage. Sales of gas production to unaffiliated purchasers were 4.9 Bcf during the second quarter of 1997 and 9.0 Bcf for the first six months of 1997, up from 4.7 Bcf and 8.7 Bcf, respectively, for the same periods in 1996.

The Company's average sales price for its gas production was $2.13 per thousand cubic feet (Mcf) for the second quarter of 1997, down from $2.31 per Mcf for the same period in 1996. The average price was $2.54 per Mcf for the first six months of 1997, up from $2.25 per Mcf for the same period of 1996. The changes in the average sales prices received primarily reflect fluctuations in spot market prices for natural gas.

The Company's oil production increased to 398 thousand barrels (MBbls) for the six months ended June 30, 1997, up from 150 MBbls for the same period in 1996. The increase was due primarily to production from properties acquired during the fourth quarter of 1996.

Operating revenues of the gas distribution segment increased 7% in the second quarter of 1997 and 11% in the six months ended June 30, 1997, both as compared to the same periods in 1996. Operating income of this segment increased $.7 million for the second quarter of 1997 and $3.0 million for the first six months of 1997, as compared to the same periods in 1996. The increases primarily reflect a rate increase implemented in late 1996 partially offset by the effect of lower weather-related deliveries to sales and end-use transportation customers. Deliveries by the Company's utility systems to sales and end-use transportation customers were 5.8 Bcf for the second quarter of 1997 and 18.7 Bcf for the six months ended June 30, 1997, compared to 5.6 Bcf and 20.2 Bcf, respectively, for the same periods in 1996.

The Company's average rate for its utility sales increased during the first half of 1997 to $5.22 per Mcf, up from $4.24 per Mcf for the same period in 1996. The increase reflected higher prices paid for purchases of natural gas, which are passed through to customers under automatic adjustment clauses, and the effects of the rate increase.

Operating income for the energy services segment was $.2 million on revenues of $18.5 million for the second quarter of 1997, compared to break-even on revenues of $6.4 million for the same period in 1996. For the six months ended June 30, 1997, operating income for this segment was $.9 million on revenues of $35.4 million, compared to $.1 million on revenues of $9.8 million for the same period in 1996. The Company marketed 16.4 Bcf of gas in the first six months of 1997, compared to 4.1 Bcf for the same period in 1996. The Company increased its activities in this area in mid-1996 when it formed an energy services group to better enable the Company to capture downstream opportunities which arise through marketing and transportation activity.

Operating costs and expenses increased 63% in the second quarter of 1997 and increased 49% for the first six months of 1997, both as compared to the comparable periods in 1996. The increases were primarily caused by higher purchased gas costs of the Company's gas distribution segment, increased gas purchases by the energy services segment, and increased expenses related to producing properties acquired in 1996. Most of those acquisitions were oil properties which produce through secondary recovery methods. As a result, the operating costs are higher than those associated with the Company's average gas producing property. The increase in depreciation, depletion and amortization expense was due to an increase in the amortization rate per unit of production. The proved reserves owned by the Company and the costs associated with adding those reserves are both components of the amortization rate. The Company currently has a margin, or cushion, between its ceiling under the full cost method of accounting for oil and gas producing activities and the financial statement carrying value of its oil and gas properties, although that cushion has been significantly reduced since December 31, 1996. The change in the amount of cushion was due primarily to the drop in gas prices which occurred during the first half of 1997. The Company's full cost ceiling is evaluated at the end of each quarter. If gas prices decline below current levels in the future without other mitigating circumstances, the Company could incur a write-down of its capitalized costs of oil and gas properties and a noncash charge against earnings in a later quarter.

Interest expense, net of capitalization, for the six months ended June 30, 1997, was up 29% compared to the same period in 1996, due to higher average borrowings. Interest is capitalized in the exploration and production segment on costs that are unevaluated and excluded from amortization.

The Company's share of the NOARK Pipeline System's (NOARK) pretax loss included in other income was $.9 million for the second quarter of 1997 and $2.0 million for the six months ended June 30, 1997, compared to $.8 million and $1.6 million, respectively, for the same periods in 1996. The Company, through a subsidiary, holds a 47.93% general partnership interest in NOARK and is the pipeline's operator.

The changes in the provisions for current and deferred income taxes recorded in the three and six month periods ended June 30, 1997, as compared to the same periods in 1996, resulted primarily from the level of taxable income and from the deduction of intangible drilling costs in the year incurred for tax purposes, netted against the turnaround of intangible drilling costs deducted for tax purposes in prior years. Intangible drilling costs are capitalized and amortized over future years for financial reporting purposes under the full cost method of accounting.

CHANGES IN FINANCIAL CONDITION

Changes in the Company's financial condition at June 30, 1997, as compared to December 31, 1996, primarily reflect the seasonal nature of the gas distribution segment of the Company's business.

Routine capital expenditures, cash dividends and scheduled debt retirements are predominately funded through cash provided by operations. For the first six months of 1997 and 1996, net cash provided by operating activities was $64.2 million and $55.2 million, respectively, and exceeded the total of these routine requirements. The increase in net cash provided by operating activities during the first six months of 1997, as compared to the same period in 1996, was primarily due to the timing of both cash receipts and expenditures. The Company expects its outstanding borrowings to increase during the upcoming months of 1997 as cash generated from operations will be less than the requirements for routine capital expenditures and cash dividends due to lower levels of heating-generated revenues and seasonally higher capital expenditures resulting from favorable drilling and construction weather. The Company's capital expenditures for the first six months of both 1997 and 1996 were $41.5 million.

The Company has access to $80.0 million of medium to long-term capital at current market lending rates through two floating rate credit facilities. Of this amount, $17.6 million was outstanding at June 30, 1997, all of which was classified as long-term debt. During the first six months of 1997, the Company's revolving long-term debt decreased by $78.9 million. Approximately $60.0 million of this decrease resulted from the issuance of the Medium-Term Notes discussed below. The remainder of the decrease resulted from cash flow generated by both seasonally high utility revenues and increased prices received for the Company's gas production. As a result, long-term debt at June 30, 1997, accounted for 54% of the Company's capitalization, down from 57% at December 31, 1996.

In May, 1997, the Company issued $60.0 million of 7.625% Medium-Term Notes due 2027. The notes may be repaid prior to maturity on May 1, 2009, at the noteholder's option. The notes were issued under a supplement to the Company's $250.0 million shelf registration statement filed with the Securities and Exchange Commission in February, 1997, for the issuance of up to $125.0 million of Medium-Term Notes. The Company has $65.0 million of remaining capacity under the shelf registration statement.

Accounts receivable has declined since December 31, 1996, due primarily to seasonally lower deliveries of the gas distribution segment. The decrease in income taxes receivable resulted from the receipt of federal income tax refunds related to a 1996 tax net operating loss and an increase in taxes payable resulting from taxable income generated in the first half of 1997. Accounts payable has increased slightly since December 31, 1996 as the seasonal decrease related to gas purchases for the gas distribution segment was more than offset by increased gas purchases for the energy services segment and by the timing of expenditures. Other changes in current assets and current liabilities between periods resulted primarily from the timing of expenditures and receipts.

The Company had under-recovered $8.9 million of purchased gas costs at June 30, 1997, which will be collected from its utility customers through automatic cost of gas adjustment clauses included in its filed rate tariffs. At December 31, 1996, the Company had net under-recovered purchased gas costs in the amount of $3.0 million. These amounts are classified as current assets.

                                     PART II

                                OTHER INFORMATION


Items 1 - 3

No developments required to be reported under Items 1 - 3 occurred during the quarter ended June 30, 1997.

Item 4 - Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 22, 1997, for the purpose of electing Directors of the Company for the ensuing year. Holders of 21,138,091 shares voted, with 21,055,752 shares voted for the election of directors and 82,339 shares voted as withheld. The Directors were elected with the number of shares voted as follows:

                                                       Voted For       Withheld
                                                      ----------       --------
                      John Paul Hammerschmidt         21,038,654         99,437
                      Robert L. Howard                21,055,252         82,839
                      Kenneth R. Mourton              21,055,452         82,639
                      Charles E. Sanders              21,042,442         95,649
                      Charles E. Scharlau             21,044,526         93,565

Items 5 - 6(b)

No developments required to be reported under Items 5 - 6(b) occurred during the quarter ended June 30, 1997 that have not previously been reported.



                                                    Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             SOUTHWESTERN ENERGY COMPANY
                                                       Registrant



DATE:     August 14, 1997                         /s/ GREGORY D. KERLEY
       ---------------------               --------------------------------
                                                    Gregory D. Kerley
                                       Vice President - Treasurer and Secretary,
                                               and Chief Accounting Officer