Form 10-Q
period 1997-09-30
SOUTHWESTERN ENERGY CO
filed 1997-11-14
CIK 7332

===========================================================================

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                        -----------------------
                               FORM 10-Q
 (Mark one)
    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                           Exchange Act of 1934
               For the quarterly period ended September 30, 1997
                                              ------------------

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
                              Yes: X    No:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               Class                     Outstanding at November 5, 1997
    ----------------------------         ----------------------------
    Common Stock, Par Value $.10                   24,741,495

===========================================================================
                                   - 1 -

                                   PART I

                            FINANCIAL INFORMATION

                 SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                   ASSETS

                                               September 30,   December 31,
                                                   1997           1996
                                                 ---------      ---------
                                                     ($ in thousands)
     Current Assets
       Cash                                      $   1,727      $   2,297
       Accounts receivable                          28,339         39,928
       Income taxes receivable                       2,388          6,623
       Inventories, at average cost                 21,953         17,571
       Under-recovered purchased gas costs, net     10,642          3,030
       Other                                         4,640          3,484
                                                 ---------      ---------
            Total current assets                    69,689         72,933
                                                 ---------      ---------
     Investments                                     7,173          6,557
                                                 ---------      ---------
     Property, Plant and Equipment, at cost
       Gas and oil properties, using the
         full cost method                          689,153        637,100
       Gas distribution systems                    211,676        203,070
       Gas in underground storage                   26,748         25,636
       Other                                        23,519         22,031
                                                 ---------      ---------
                                                   951,096        887,837
       Less:  Accumulated depreciation,
                depletion and amortization         354,501        319,135
                                                 ---------      ---------
                                                   596,595        568,702
                                                 ---------      ---------

     Other Assets                                   13,832         11,998
                                                 ---------      ---------





     Total Assets                                $ 687,289      $ 660,190
                                                 =========      =========



                 The accompanying notes are an integral part
                       of the financial statements.

                SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                               September 30,   December 31,
                                                    1997           1997
                                                 ---------      ---------
                                                      ($ in thousands)
     Current Liabilities
       Current portion of long-term debt         $   3,071      $   3,071
       Accounts payable                             29,327         25,644
       Taxes payable                                 2,470          3,290
       Interest payable                              6,526          1,628
       Customer deposits                             4,965          4,904
       Other                                         2,655          3,285
                                                 ---------      ---------
            Total current liabilities               49,014         41,822
                                                 ---------      ---------
     Long-Term Debt, less current portion above    283,514        275,214
                                                 ---------      ---------
     Other Liabilities
       Deferred income taxes                       133,821        128,895
       Deferred investment tax credits               1,701          1,791
       Other                                         4,517          4,527
                                                 ---------      ---------
                                                   140,039        135,213
                                                 ---------      ---------
     Commitments and Contingencies

     Shareholders' Equity
       Common stock, $.10 par value; authorized
         75,000,000 shares, issued 27,738,084
         shares                                      2,774          2,774
       Additional paid-in capital                   21,372         21,336
       Retained earnings                           224,519        217,889
       Less:  Common stock in treasury, at cost,
                2,996,589 shares in 1997 and
                3,019,200 shares in 1996            33,383         33,603
              Unamortized cost of 54,728
                restricted shares in 1997
                and 40,020 restricted shares
                in 1996, issued under stock
                incentive plan                         560            455
                                                 ---------      ---------
                                                   214,722        207,941
                                                 ---------      ---------
     Total Liabilities and Shareholders' Equity  $ 687,289      $ 660,190
                                                 =========      =========

                 The accompanying notes are an integral part
                         of the financial statements.

               SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                                                Quarter Ended                Nine Months Ended
                                                                 September 30,                 September 30,
                                                             1997           1996            1997           1996
                                                          ----------     ----------      ----------     ----------
                                                                  ($ in thousands, except per share amounts)
     Operating Revenues
       Gas sales                                          $   27,876     $   27,177      $  129,318     $  119,013
       Gas marketing                                          16,264          4,080          44,287          7,311
       Oil sales                                               3,295          1,617          10,978          4,568
       Gas transportation and other                            1,209          1,550           4,224          4,778
                                                          ----------     ----------      ----------     ----------
                                                              48,644         34,424         188,807        135,670
                                                          ----------     ----------      ----------     ----------
     Operating Costs and Expenses
       Gas purchases - utility                                 2,773          2,490          30,049         25,607
       Gas purchases - marketing                              15,877          4,172          42,591          7,252
       Operating and general                                  14,019         12,310          42,755         36,103
       Depreciation, depletion and amortization               11,123          9,813          34,952         31,045
       Taxes, other than income taxes                          1,731          1,379           5,156          3,812
                                                          ----------     ----------      ----------     ----------
                                                              45,523         30,164         155,503        103,819
                                                          ----------     ----------      ----------     ----------
     Operating Income                                          3,121          4,260          33,304         31,851
                                                          ----------     ----------      ----------     ----------
     Interest Expense                                          4,114          3,092          11,845          9,097
                                                          ----------     ----------      ----------     ----------
     Other Income (Expense)                                   (1,068)          (823)         (3,441)        (2,694)
                                                          ----------     ----------      ----------     ----------
     Income(Loss)Before Provision for Income Taxes            (2,061)           345          18,018         20,060
                                                          ----------     ----------      ----------     ----------
     Income Tax Provision (Benefit)
       Current                                                (4,801)        (3,431)          1,497           (710)
       Deferred                                                4,007          3,564           5,440          8,433
                                                          ----------     ----------      ----------     ----------
                                                                (794)           133           6,937          7,723
                                                          ----------     ----------      ----------     ----------
     Net Income (Loss)                                    $   (1,267)    $      212       $  11,081     $   12,337
                                                          ==========     ==========      ==========     ==========

     Weighted Average Common Shares Outstanding           24,742,129     24,707,412      24,732,972     24,703,385
                                                          ==========     ==========      ==========     ==========

     Earnings(Loss)Per Share                                   $(.05)         $ .01           $ .45          $ .50
                                                               =====          =====           =====          =====
     Dividends Declared Per Share Payable 11/5/97
       and 11/5/96                                            $  .06          $ .06           $ .06          $ .06
                                                               =====          =====           =====          =====

                  The accompanying notes are an integral part
                         of the financial statements.
                                   - 5 -

                 SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                           Nine Months Ended
                                                             September 30,
                                                          1997        1996
                                                        --------    --------
                                                          ($ in thousands)
     Cash Flows From Operating Activities
       Net income                                       $ 11,081    $ 12,337
       Adjustments to reconcile net income to
         net cash provided by operating activities:
           Depreciation, depletion and amortization       35,162      31,255
           Deferred income taxes                           5,440       8,433
           Equity in loss of partnership                   3,169       2,478
           Change in assets and liabilities:
             Decrease in accounts receivable              11,589      16,111
             Decrease in income taxes receivable           4,235       3,809
             Increase in inventories                      (4,382)     (2,608)
             Increase (decrease) in accounts payable       3,683      (7,814)
             Decrease in taxes payable                      (820)       (341)
             Increase in interest payable                  4,898       3,405
             Increase in under-recovered
              purchased gas costs                         (7,612)     (7,426)
             Net change in other current assets
              and liabilities                             (1,726)       (829)
                                                        --------    --------
     Net cash provided by operating activities            64,717      58,810
                                                        --------    --------
     Cash Flows From Investing Activities
       Capital expenditures                              (64,751)    (75,411)
       Investment in partnership                          (3,726)       -
       Increase in gas stored underground                 (1,112)     (3,753)
       Other items                                           453        (832)
                                                        --------    --------
     Net cash used in investing activities               (69,136)    (79,996)
                                                        --------    --------
     Cash Flows From Financing Activities
       Increase (decrease) in revolving long-term debt   (66,700)     25,600
       Issuance of long-term debt                         75,000        -
       Cash dividends                                     (4,451)     (4,447)
                                                        --------    --------
     Net cash provided by financing activities             3,849      21,153
                                                        --------    --------
     Decrease in cash                                       (570)        (33)
     Cash at beginning of year                             2,297       1,498
                                                        --------    --------
     Cash at end of period                              $  1,727    $  1,465
                                                        ========    ========

                The accompanying notes are an integral part
                        of the financial statements.
                                   - 6 -

                  SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997

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

         Certain reclassifications have been made to the September 30, 1996, financial statements in order to conform with the 1997 presentation. These reclassifications had no effect on previously reported net income.

2.       DIVIDEND PAYABLE

         A dividend of $.06 per share was declared October 8, 1997, payable November 5, 1997.

3.       INTEREST AND INCOME TAXES PAID

         The following table provides interest and income taxes paid during each period presented.



                                           Three months            Nine months
         Periods Ended September 30      1997        1996        1997       1996
         -----------------------------------------------------------------------
                                                      (in thousands)
         Interest payments               $431        $415      $9,276     $7,775
         Income tax payments           $3,025        $593      $3,409     $3,114


4.       RECENT PRONOUNCEMENT

          In February, 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share (SFAS No. 128), which establishes new standards for computing and presenting earnings per share. The provisions of SFAS No. 128 are effective for earnings per share calculations for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share. At September 30, 1997 and 1996, the provisions of SFAS No. 128 would have had no impact on the Company's reported earnings per share.
                                      - 7 -

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following updates information as to the Company's financial condition provided in the Company's Form 10-K for the year ended December 31, 1996, and analyzes the changes in the results of operations between the three and nine month periods ended September 30, 1997, and the comparable periods of 1996.

RESULTS OF OPERATIONS

The Company recorded a net loss for the three months ended September 30, 1997, of $1.3 million, or $.05 per share, compared to net income of $.2 million, or $.01 per share, for the same period in 1996. For the nine months ended September 30, 1997, net income was $11.1 million, or $.45 per share, compared to $12.3 million, or $.50 per share, for the same period in 1996. The decrease in earnings for the three months ended September 30, 1997 was the result of higher depreciation, depletion and amortization expense and higher interest costs. The following tables compare operating revenues and operating income by business segment for the three and nine month periods ended September 30, 1997 and 1996:


                                        Quarter Ended                       Nine Months Ended
                                         September 30,                        September 30,
                                    ----------------------              -----------------------
                                      1997          1996                  1997           1996
                                    --------      --------              --------       --------
                                                          (in thousands)
Revenues
  Exploration and production        $ 20,324      $ 18,328              $ 70,239       $ 62,145
  Gas distribution                    18,791        17,934               103,970         94,976
  Energy services and other           20,779         9,446                56,315         19,369
  Eliminations                       (11,250)      (11,284)              (41,717)       (40,820)
                                    --------      --------              --------       --------
                                    $ 48,644      $ 34,424              $188,807       $135,670
                                    ========      ========              ========       ========

Operating Income
  Exploration and production        $  4,942      $  6,208              $ 22,044       $ 24,617
  Gas distribution                    (2,021)       (1,671)               10,173          7,536
  Energy services and other              200          (277)                1,087           (302)
                                    --------      --------              --------       --------
                                    $  3,121      $  4,260              $ 33,304       $ 31,851
                                    ========      ========              ========       ========


Revenues of the exploration and production segment were up 11% for the three month period ended September 30, 1997, and were up 13% for the nine month period ended September 30, 1997, both as compared to the same periods in 1996. Operating income of this segment was down $1.3 million for the three months ended September 30, 1997, and was down $2.6 million for the nine months ended September 30, 1997, as compared to the same periods in 1996.

Gas and oil production during the third quarter of 1997 was 8.7 billion cubic feet (Bcf) equivalent, up from 8.4 Bcf equivalent for the same period in 1996. For the nine months ended September 30, 1997, gas and oil production was 27.7 Bcf equivalent, up from 27.5 Bcf equivalent for the same period in 1996. Gas production for the three month period ended September 30, 1997 was 7.6 Bcf, compared to 7.9 Bcf for the same period in 1996. For the nine months ended September 30, 1997, gas production was 24.2 Bcf, down from 26.1 Bcf for the same period in 1996. The decreases in gas production were primarily the result of lower sales from the Company's Arkansas properties which are affected by the demands of the Company's utility distribution systems. Sales to the utility were
10.1 Bcf during the first nine months of 1997, down from 12.0 Bcf for the same period in 1996. The decline was the result of weather which was 10% warmer than in 1996. In 1996, the colder weather created higher demand by the Company's utility distribution systems and that demand continued into the summer as the utility injected increased volumes of gas into storage. Sales of gas production to unaffiliated purchasers were 5.1 Bcf during the third quarter of 1997 compared to 5.4 Bcf during the third quarter of 1996, and were 14.1 Bcf for both the first nine months of 1997 and 1996.

The Company's average sales price for its gas production was $2.25 per thousand cubic feet (Mcf) for the third quarter of 1997, up from $2.09 per Mcf for the same period in 1996. The average price was $2.45 per Mcf for the first nine months of 1997, up from $2.20 per Mcf for the same period of 1996. The changes in the average sales prices received primarily reflect fluctuations in spot market prices for natural gas.

The Company's oil production increased to 576 thousand barrels (MBbls) for the nine months ended September 30, 1997, up from 229 MBbls for the same period in 1996. The increase was due primarily to production from properties acquired during the fourth quarter of 1996.

Operating revenues of the gas distribution segment increased 5% in the third quarter of 1997 and 9% in the nine months ended September 30, 1997, both as compared to the same periods in 1996. Operating income of this segment decreased $.4 million for the third quarter of 1997 and increased $2.6 million for the first nine months of 1997, both as compared to the same periods in 1996. The decrease in third quarter operating income was primarily the result of rate design changes implemented in the 1996 rate case for the Company's northwest Arkansas distribution system. These rate design changes had the effect of shifting some revenues from the summer months to the winter months when most of the volumes are used by the utility's customers. The increase in year to date operating income primarily reflects the rate increase implemented in late 1996, partially offset by the effect of lower weather-related deliveries to sales and end-use transportation customers and increased operating costs. Deliveries by the Company's utility systems to sales and end-use transportation customers were
4.3 Bcf for the third quarter of 1997 and 23.0 Bcf for the nine months ended September 30, 1997, compared to 4.4 Bcf and 24.6 Bcf, respectively, for the same periods in 1996.

The Company has reached stipulated settlements with the Staffs of both the Missouri and Arkansas Public Service Commissions on most of the issues in its pending rate cases for its southeast Missouri and northeast Arkansas utility systems. In Missouri, the stipulation is pending approval of the Commission and would result in a base rate increase of $1.5 million.

Additionally, the Company would receive an increase of $.9 million in costs which are recovered through the purchased gas adjustment clause, bringing the total effective increase the Company would receive to $2.4 million, compared to an original request of $3.8 million. In Arkansas, the Company stipulated to a base rate increase of $.5 million. The Commission staff has recommended the recovery of an additional $.4 million of costs through the purchased gas adjustment clause while the Company has asked the Commission to allow the recovery of an additional $.7 million through the purchased gas adjustment clause. The stipulation is pending approval by the Arkansas Commission, but in total the Company expects to receive an increase between $.9 million and $1.2 million, compared to an original request of $1.6 million.

The Company's average rate for its utility sales increased during the first nine months of 1997 to $5.39 per Mcf, up from $4.38 per Mcf for the same period in 1996. The increase reflected higher prices paid for purchases of natural gas, which are passed through to customers under automatic adjustment clauses, and the effects of the 1996 rate increase.

Operating income for the energy services segment was $.2 million on revenues of $20.7 million for the third quarter of 1997, compared to a loss of $.3 million on revenues of $9.4 million for the same period in 1996. For the nine months ended September 30, 1997, operating income for this segment was $1.1 million on revenues of $56.1 million, compared to a loss of $.3 million on revenues of $19.2 million for the same period in 1996. The Company marketed 9.7 Bcf and 26.1 Bcf of gas in the third quarter and the first nine months of 1997, respectively, compared to 4.5 Bcf and 8.6 Bcf for the same periods in 1996. The Company increased its activities in this area in mid-1996 when it formed an energy services group to better enable the Company to capture downstream opportunities which arise through marketing and transportation activity.

Operating costs and expenses increased 51% in the third quarter of 1997 and increased 50% for the first nine months of 1997, both as compared to the comparable periods in 1996. The increases were primarily caused by higher purchased gas costs of the Company's gas distribution segment, increased gas purchases for volumes marketed by the energy services segment, and increased operating expenses and depreciation, depletion and amortization expense primarily related to the Company's exploration and production segment. Higher operating costs of the exploration and production segment relate to producing properties acquired in 1996. Most of those acquisitions were oil properties which produce through secondary recovery methods. As a result, the operating costs are higher than those associated with the Company's average gas producing property. The increase in depreciation, depletion and amortization expense was primarily due to an increase in the amortization rate per unit of production. The proved reserves owned by the Company and the costs associated with adding those reserves are both components of the amortization rate.

Interest expense, net of capitalization, for the nine months ended September 30, 1997, was up 30% compared to the same period in 1996, due to higher average borrowings. Interest is capitalized in the exploration and production segment on costs that are unevaluated and excluded from amortization.

The Company's share of the NOARK Pipeline System's (NOARK) pretax loss included in other income was $1.2 million for the third quarter of 1997 and $3.2 million for the nine months ended September 30, 1997, compared to $.9 million and $2.5 million, respectively, for the same periods in 1996. The Company, through a subsidiary, holds a 47.93% general partnership interest in NOARK and is the pipeline's operator.

The changes in the provisions for current and deferred income taxes recorded in the three and nine month periods ended September 30, 1997, as compared to the same periods in 1996, resulted primarily from the level of taxable income or loss and from the deduction of intangible drilling costs in the year incurred for tax purposes, netted against the turnaround of intangible drilling costs deducted for tax purposes in prior years. Intangible drilling costs are capitalized and amortized over future years for financial reporting purposes under the full cost method of accounting.


CHANGES IN FINANCIAL CONDITION

Changes in the Company's financial condition at September 30, 1997, as compared to December 31, 1996, primarily reflect the seasonal nature of the gas distribution segment of the Company's business.

Routine capital expenditures, cash dividends and scheduled debt retirements are predominately funded through cash provided by operations. For the first nine months of 1997 and 1996, net cash provided by operating activities was $64.7 million and $58.8 million, respectively, and provided 94% and 90%, respectively, of these routine requirements. The increase in net cash provided by operating activities during the first nine months of 1997, as compared to the same period in 1996, was primarily due to the timing of both cash receipts and expenditures. The Company expects its total debt at year-end to remain approximately level with the September 30, 1997 balance as cash generated from operations is expected to meet the requirements for routine capital expenditures, cash dividends and scheduled debt retirements during the fourth quarter of 1997.

The Company's capital expenditures for the first nine months of 1997 were $64.8 million, down from $75.4 million for the same period in 1996. Capital expenditures during the first nine months of 1996 included $14.1 million to purchase oil and gas producing properties in south Texas. There have been no significant acquisitions of oil and gas producing properties in the first nine months of 1997.

The Company has access to $80.0 million of medium to long-term capital at current market lending rates through two floating rate credit facilities. Of this amount, $29.8 million was outstanding at September 30, 1997, all of which was classified as long-term debt. During the first nine months of 1997, the Company's revolving long-term debt decreased by $66.7 million. Revolving debt was reduced by the proceeds from the issuance of $75.0 million of Medium- Term Notes (discussed below), and increased by cash requirements for capital expenditures and cash dividends in excess of cash flow generated from operations.

In May, 1997, the Company issued $60.0 million of 7.625% Medium-Term Notes due 2027. The notes may be repaid prior to maturity on May 1, 2009, at the noteholder's option. In
                                     - 11 -

September, 1997, the Company issued $15.0 million of 7.35% Medium-Term Notes due 2017. Subsequent to September 30, 1997, the Company issued an additional $25.0 million of 7.125% Medium-Term Notes, also due 2017. All of these notes were issued under a supplement to the Company's $250.0 million shelf registration statement filed with the Securities and Exchange Commission in February, 1997, for the issuance of up to $125.0 million of Medium-Term Notes. The Company has $25.0 million of remaining capacity under the shelf registration statement. Long-term debt at both September 30, 1997 and December 31, 1996, accounted for 57% of the Company's capitalization.

Accounts receivable has declined since December 31, 1996, due primarily to seasonally lower deliveries of the gas distribution segment. The decrease in income taxes receivable resulted primarily from the receipt of federal income tax refunds related to a 1996 tax net operating loss. Inventories have increased since December 31, 1996 due to gas injected into storage facilities for use during the upcoming heating season. Accounts payable has increased since December 31, 1996 as the seasonal decrease related to gas purchases for the gas distribution segment was more than offset by increased gas purchases for the energy services segment and by the timing of expenditures. Other changes in current assets and current liabilities between periods resulted primarily from the timing of expenditures and receipts.

The Company had under-recovered $10.6 million of purchased gas costs at September 30, 1997, which will be collected from its utility customers through automatic cost of gas adjustment clauses included in its filed rate tariffs. At December 31, 1996, the Company had net under- recovered purchased gas costs in the amount of $3.0 million. These amounts are classified as current assets.

                                     PART II

                                OTHER INFORMATION

Items 1 - 4
-----------

No developments required to be reported under Items 1 - 4 occurred during the quarter ended September 30, 1997.

Item 5
------

As a result of its previously announced internal investigation, the Company, through one of its subsidiaries, filed suit on October 31, 1997, in the United States District Court for the Western District of Oklahoma against two former employees and various corporations and individuals who participated in providing land brokerage services to the Company in connection with its 3-D seismic operations in southern Louisiana. The complaint filed by the Company seeks compensatory and punitive damages against the defendants and alleges fraud, breach of contract, breach of fiduciary duty, negligence, interference with business relationships, and violations of the Racketeer Influenced and Corrupt Organizations Act ("RICO").

Item 6(a)
---------

No exhibits are required to be filed for the quarter ended September 30, 1997.

Item 6(b)
---------

On August 27, 1997 the Company filed a current report on Form 8-K dated August 27, 1997, referencing its press release announcing the Company's plans to commence civil litigation against certain former employees and independent contractors (see Item 5 for a discussion of the suit filed on October 31, 1997).



                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SOUTHWESTERN ENERGY COMPANY
                                            ---------------------------
                                                      Registrant



DATE:     November 14, 1997                      /s/ GREGORY D. KERLEY
       -----------------------             --------------------------------
                                                   Gregory D. Kerley
                                       Vice President - Treasurer and Secretary,
                                               and Chief Accounting Officer
                                    - 13 -