Form 10-K405
period 1997-12-31
SOUTHWESTERN ENERGY CO
filed 1998-03-30
CIK 7332

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K
(Mark one)
[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the fiscal year ended    December 31, 1997
                                            -----------------
                                                      or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the transition period from ______________ to ______________

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

        Registrant's telephone number, including area code (501) 521-1141
                                                           --------------

        Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
     Title of each class                                 on which registered
-----------------------------                          -----------------------
Common Stock - Par Value $.10                          New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act:  None

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---    ---

        Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---

        The aggregate market value of the voting stock held by non-affiliates of the Registrant was $270,018,419 based on the New York Stock Exchange - Composite Transactions closing price on March 26, 1998 of $11.

        The number of shares outstanding as of March 26, 1998, of the Registrant's Common Stock, par value $.10, was 24,848,237.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) Annual Report to holders of the Registrant's Common Stock for the year ended December 31, 1997 - PARTS I, II, and IV; and (2) definitive Proxy Statement to holders of the Registrant's Common Stock in connection with the solicitation of proxies to be used in voting at the Annual Meeting of Shareholders on May 21, 1998 - PART III.
================================================================================



                           SOUTHWESTERN ENERGY COMPANY
                                    FORM 10-K
                                  ANNUAL REPORT
                      For the Year Ended December 31, 1997

                                TABLE OF CONTENTS

                                     PART I
                                                                                                               Page
Item 1.    Business..........................................................................................    1
           Exploration and Production........................................................................    1
           Natural Gas Distribution .........................................................................    7
           Energy Services...................................................................................   11
           Other Items.......................................................................................   13
Item 2.    Properties........................................................................................   14
Item 3.    Legal Proceedings.................................................................................   16
Item 4.    Submission of Matters to a Vote of Security Holders...............................................   16
           Executive Officers of the Registrant..............................................................   17

                                     PART II
Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters.............................   18
Item 6.    Selected Financial Data...........................................................................   18
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.............   18
Item 8.    Financial Statements and Supplementary Data.......................................................   19
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..............   19

                                    PART III
Item 10.   Directors and Executive Officers of the Registrant................................................   19
Item 11.   Executive Compensation............................................................................   19
Item 12.   Security Ownership of Certain Beneficial Owners and Management....................................   19
Item 13.   Certain Relationships and Related Transactions....................................................   20

                                     PART IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K..................................   20

                                     PART I
Item 1.    Business
     Southwestern Energy Company (the "Company" or "Southwestern") is an integrated energy company primarily focused on natural gas. The Company was organized in 1929 as a local gas distribution company in northwest Arkansas. The Company is incorporated under the laws of the state of Arkansas and is an exempt holding company under the Public Utility Holding Company Act of 1935. Today, the Company's operations are carried out by the following business segments:

     1. Exploration and Production -- Engaged in natural gas and oil exploration, development and production, with operations principally located in Arkansas, Oklahoma, Texas, New Mexico, south Louisiana, and the Gulf Coast.
     2. Natural Gas Distribution -- Engaged in the gathering, distribution and transmission of natural gas to approximately 177,000 customers in northern Arkansas and parts of Missouri.
     3. Energy Services -- Provides marketing and transportation services to a variety of commercial and industrial customers in the Mid-Continent area of the United States. Supply sources include both Company owned natural gas and oil production as well as third-party production. Owns a general partnership interest in the NOARK Pipeline System, Limited Partnership (NOARK).

     Financial and operating statistics for Southwestern's business segments are included in the Company's consolidated financial statements, incorporated by reference in Part II, Item 8 of this report, "Financial Statements and Supplementary Data". A discussion of the primary businesses conducted by the Company through its wholly-owned subsidiaries follows.

     This Report on Form 10-K includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this Report for a discussion of factors that could cause actual results to differ materially from any such forward-looking statements.

                           Exploration and Production

     In 1943, the Company commenced a program of exploration for and development of natural gas reserves in Arkansas for supply to its utility customers. In 1971, the Company initiated an exploration and development program outside Arkansas, unrelated to the utility requirements. Since that time, the Company's exploration and development activities outside Arkansas have expanded substantially. The Company's exploration and production activities consist of ownership of mineral interests in productive and undeveloped leases located entirely within the United States.

     At December 31, 1997, the Company had proved natural gas reserves of 291.4 billion cubic feet (Bcf) and proved oil reserves of 7,852 thousand barrels (MBbls). Revenues of the exploration and production subsidiaries are predominately generated from production of natural gas. Sales of gas production accounted for 86% of total operating revenues for this segment in 1997, 90% in 1996, and 93% in 1995.

Areas of Operation

     The Company engages in gas and oil exploration and production through its subsidiaries, SEECO, Inc. (SEECO), Southwestern Energy Production Company
(SEPCO), and Diamond "M" Production Company (Diamond M). SEECO operates exclusively in the state of Arkansas and holds a large base of both developed and undeveloped gas reserves and conducts an ongoing drilling program in the historically productive Arkansas section of the Arkoma Basin. SEPCO conducts development drilling and exploration programs in areas outside Arkansas, including the Gulf Coast areas of Louisiana and Texas, the Anadarko Basin of Oklahoma, and the Permian Basin of Texas and New Mexico. Diamond M operates properties in the Permian Basin of Texas.

     During 1997, Southwestern brought in new senior operating management to refocus its exploration and production segment. In early 1998, the Company consolidated its exploration and land efforts to its Houston office and reorganized its staff into asset management teams. Three exploitation teams were formed (an Arkoma team, a Mid-Continent team and a Gulf Coast team) to manage Southwestern's producing properties, and three exploration teams were formed (two south Louisiana teams and a new ventures team) to provide an area specific focus in exploration projects.

     Arkoma. Southwestern has been active in the Arkansas portion of the Arkoma Basin since 1943. As a result, it has acquired a substantial acreage position and reserve base in the basin. At December 31, 1997, the Company had approximately 213.4 Bcf of natural gas reserves in the Arkoma Basin. This represents 73% of the Company's natural gas reserves and 63% of total reserves on a Bcf equivalent basis. Southwestern's average net daily production in 1997 in the Arkoma Basin was 62.0 million cubic feet equivalent (Mmcfe).

     In recent years, Southwestern has conducted its Arkansas development drilling program primarily within the boundaries of its utility gathering system. In 1997, the Company accelerated the extension of its Arkoma drilling program outside of its traditional areas to new fields. Southwestern enjoyed successful stepout drilling in the lightly-explored southern edges of the Arkoma Basin in Arkansas, as well as positive results from drilling in the western part of the basin in Oklahoma. Overall, the Company participated in 69 gross wells (36.6 net) in the Arkoma Basin during 1997, including 28 which were operated by the Company. These wells contributed 13.1 Bcf to total 1997 reserve additions.
During 1998, Southwestern plans to continue to capitalize on its geological experience in the Arkoma Basin and increase its emphasis on development drilling outside of the traditional Arkansas fairway.

     Mid-Continent. The Company's activities in this region are primarily focused on the Anadarko Basin of Oklahoma and Permian Basin of Texas and New Mexico. Southwestern has been active in the Mid-Continent region since 1971. At December 31, 1997, the Company had approximately 46.2 Bcf of natural gas reserves and 5,172 MBbls of oil reserves in the region, representing 16% and 66%, respectively, of the Company's total gas and oil reserves. Average net daily production in 1997 for this region was 23.9 Mmcfe.

     In recent years, Southwestern has experienced excellent success in the lower and middle Morrow formations in the Permian Basin in southeast New Mexico. Since its first exploratory discovery there in 1995, the Company's drilling program in this area has resulted in 14 successful wells of 15 drilled. The most recent was the Gaucho #4, which is currently flowing at a rate of 10 MMcf of natural gas per day. Three wells have now been drilled within the Gaucho prospect and are producing at a combined daily rate of 25 MMcf of natural gas and 125 barrels of condensate. Southwestern has a 50% working interest in the Gaucho unit.

     Gulf Coast/South Louisiana. The Company became active in the Gulf Coast area in 1990. At December 31, 1997, the Company had approximately 30.8 Bcf of natural gas reserves and 1,480 MBbls of oil reserves in the region, representing 11% and 19%, respectively, of the Company's total gas and oil reserves. Average net daily production in 1997 for this region was 15.8 Mmcfe. Southwestern's initial strategy during entry into the upper Texas Gulf Coast and south Louisiana revolved around participating in wells drilled to prove a prospect. These exploratory wells had the potential for significant reserve additions, but development opportunities were limited and a dry hole generally condemned the prospect. This strategy did not meet Southwestern's reserve growth and production goals, but it did enable the Company to establish a presence in the region. As 3-D seismic technology became more widely accepted as an exploration tool, Southwestern gained entry to a number of high potential joint ventures to develop multiple, high quality prospects. The Company's typical project relies on options to obtain access to leasehold acreage over a large prospective area. The committed acreage is evaluated for leasing after 3-D seismic data is acquired, thus optimizing the Company's investment.

     The Company is actively pursuing its exploration and development strategy in south Louisiana. Southwestern has an inventory of over 400 square miles of 3-D seismic data and, at the end of 1997, had invested approximately $37.2 million in leasehold and seismic data acquisition costs related to the Company's major projects in south Louisiana. Each project is in a separate development stage, which maximizes Southwestern's ability to fully fund their development. The Company's major exploration projects in south Louisiana are as follows:

     East Atchafalaya: Southwestern became involved in this project in mid-1995 through a 50-50 joint venture with Union Pacific Resources. The joint venture has acquired 113 square miles of 3-D seismic data covering portions of St. Martin and Iberia Parishes, Louisiana. During 1997, drilling was initiated. The Company participated in four wells, two deep tests and two shallower wells. While the first deep test and one shallow well did not find commercially productive reserves, the other shallow well was completed in the Planulina formation and is currently producing 4 MMcf of natural gas per day. The fourth well, located in the Gator prospect, was spudded in December, 1997, to test a deep Oligocene target and reached its objective total depth of 18,000 feet in February, 1998. The well did not find hydrocarbons in the primary objective, however, the well has been completed in a shallower secondary objective. Additional wildcat drilling is planned in 1998.

     Henry: This project was originated by Southwestern and includes the acquisition of approximately 110 square miles of 3-D seismic data in Vermillion Parish, Louisiana. Southwestern's Henry project continued on schedule in 1997 and drilling is expected in the second half of 1998. Southwestern received the final processed 3-D data in September, 1997, and is in the process of interpreting this data. To date, a number of prospect leads have been identified and prospect generation is ongoing. Southwestern plans to drill up to four wells in Henry during 1998. The Company presently owns a 100% interest in the project.

     Boure[180]: During 1997, Southwestern and its partner initiated a 185 square mile 3-D survey in Assumption Parish adjacent to the East Atchafalaya project area. Southwestern has a 50% working interest in the project. Actual shooting of the 3-D program began in January, 1998, with field work likely to continue through the middle of 1998. Southwestern should begin to receive portions of the 3-D seismic data in the second half of 1998, with drilling expected to begin in 1999.

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

Acquisitions

     In recent years, the Company increased its emphasis on acquisitions of producing properties. However, in 1997, the market for producing property acquisitions was demand-driven causing existing properties to sell at higher prices as compared to historical levels. As a result, the Company did not make any producing property acquisitions in 1997, compared to $45.8 million spent in 1996, $6.0 million spent in 1995, and $13.9 million in 1994. The Company acquired approximately 32.7 Bcf of gas and 6,350 MBbls of oil during 1996, 4.5 Bcf of gas and 851 MBbls of oil during 1995, and 20.6 Bcf of gas and 1,038 MBbls of oil during 1994. The 1996 acquisitions were primarily in Texas and Oklahoma, the 1995 acquisitions were primarily in the Gulf Coast areas of Louisiana and Texas, and the 1994 acquisitions were primarily in the Anadarko Basin of Oklahoma. The largest single acquisition completed by the Company was a transaction in which the Company acquired substantially all the oil and gas properties owned by L.B. Simmons Energy, Inc. of Houston for $30.9 million. The acquisition closed on November 1, 1996. Proved reserves acquired were 6 million barrels of oil and 17 Bcf of natural gas, located primarily in west Texas and Oklahoma. At the end of 1997, oil accounted for 14% of the Company's proved reserves, up from 4% at the end of 1995, primarily due to this acquisition.

Capital Spending

     The Company expects its 1998 capital expenditures for gas and oil exploration and development to total $59.2 million, down from $73.5 million in 1997. During 1997, a large portion of capital spending was devoted to land and seismic data acquisition. Expenditures in 1998 will direct more funds toward the drilling of exploratory wells, reflecting the inventory of drilling prospects which has been established.

Sales and Major Customers

     Natural gas equivalent production rose to 104 million cubic feet per day (MMcfd) in 1997, up from 101 MMcfd in 1996, and 98 MMcfd in 1995. The increase in production was the ninth in the last ten years, and represented the second highest level in the Company's history. The Company's gas production was 33.4 Bcf in 1997, down from 34.8 Bcf in 1996, and 34.5 Bcf in 1995. The Company also produced 749,000 barrels of oil in 1997, up from 391,000 barrels in 1996, and 229,000 barrels in 1995.

     The Company's natural gas production received an average wellhead price of $2.57 per thousand cubic feet (Mcf) in 1997, up from $2.26 per Mcf in 1996 and $1.72 per Mcf in 1995. Oil prices were weaker, with an average price in 1997 of $19.02 per barrel, compared to $21.21 per barrel in 1996 and $17.15 per barrel in 1995.

     Southwestern's largest single customer for sales of its gas production is the Company's utility subsidiary, Arkansas Western Gas Company (Arkansas Western). These sales are made by SEECO. Sales to Arkansas Western accounted for approximately 42% of total exploration and production revenues in 1997, 46% in 1996, and 47% in 1995. Sales to unaffiliated purchasers accounted for 62% of total equivalent oil and gas volumes sold by the exploration and production segment in 1997, 56% in 1996, and 61% in 1995.

     SEECO's  production  was 21.7 Bcf in 1997,  down  from 23.1 Bcf in 1996 and
24.3 Bcf in 1995. SEECO's sales to Arkansas Western were 14.3 Bcf in 1997, down from 16.3 Bcf in 1996 and up from 13.9 Bcf in 1995. SEECO's sales to unaffiliated purchasers were 7.4 Bcf in 1997, 6.8 Bcf in 1996, and 10.4 Bcf in 1995.

     Gas volumes sold by SEECO to Arkansas Western for its northwest Arkansas division (AWG) were 8.6 Bcf in 1997, 10.1 Bcf in 1996, and 8.5 Bcf in 1995. Through these sales, SEECO furnished 64% of the northwest Arkansas system's requirements in 1997, 62% in 1996, and 65% in 1995. SEECO also delivered approximately 1.0 Bcf in 1997, 1.1 Bcf in 1996, and 1.4 Bcf in 1995 directly to certain large business customers of AWG through a transportation service of the utility subsidiary. Most of the sales to AWG are pursuant to a twenty-year contract between SEECO and AWG, entered into in July, 1978, under which the price was frozen between 1984 and 1994. This contract was amended in 1994 as a result of a settlement reached to resolve certain gas cost issues before the Arkansas Public Service Commission hereafter referred to as the "Gas Cost Settlement." The Gas Cost Settlement became effective July 1, 1994, and calls for sales under the contract to take place at a price which is equal to a spot market index plus a premium. The amended contract provides that volumes equal to the historical level of sales under the contract will be sold at the spot market index plus a premium of $.95 per thousand cubic feet (Mcf), while incremental sales volumes receive a premium of $.50 per Mcf. In 1997, 8.2 Bcf (net to the Company's interest) was sold under the contract, compared to 8.6 Bcf in 1996 and
7.7 Bcf in 1995. The sales price under this contract averaged $3.35 per Mcf in 1997, $3.03 per Mcf in 1996, and $2.40 per Mcf in 1995. This contract expires July 24, 1998. AWG has proposed to enter into a new intersegment gas supply contract for a similar portion of its system needs at a price competitive with the cost of alternative supplies. For further discussion see "Gas Purchases and Supply" under the "Natural Gas Distribution" section below. In addition to this contract,

SEECO also sells gas to AWG under newer long-term contracts with flexible pricing provisions and under short-term spot market arrangements.

     SEECO's sales to Associated Natural Gas Company (Associated), a division of Arkansas Western which operates natural gas distribution systems in northeast Arkansas and parts of Missouri, were 5.7 Bcf in 1997, 6.2 Bcf in 1996, and 5.4 Bcf in 1995. These deliveries accounted for approximately 61% of Associated's total requirements in 1997, 62% in 1996, and 59% in 1995. Effective October, 1990, SEECO entered into a ten-year contract with Associated to supply a portion of its system requirements at a price to be redetermined annually. The sales price under this contract was $2.20 per Mcf for the contract period ended September 30, 1995, $1.785 per Mcf for the contract period ended September 30, 1996, and $2.225 per Mcf for the contract period ended September 30, 1997. For the contract period beginning October 1, 1997, the contract was revised to redetermine the sales price monthly based on an index posting plus a reservation fee. The sales price under the contract was $2.54 for the month of December, 1997.

     At present, SEECO's contracts for sales of gas to unaffiliated customers consist of short-term sales made to customers of the utility subsidiary's transportation program and spot sales into markets away from the utility's distribution system. These sales are subject to seasonal price swings. SEECO's sales to unaffiliated customers is also affected by the demand of the utility for production on its gathering system. SEECO's sales to unaffiliated purchasers accounted for approximately 15% of total exploration and production revenues in 1997, 14% in 1996, and 21% in 1995.

     The combined gas production of SEPCO and Diamond M was 11.7 Bcf in 1997 and 1996, up from 10.3 Bcf in 1995. Oil production was 749 MBbls in 1997, compared to 391 MBbls in 1996 and 229 MBbls in 1995. The increases in equivalent production in 1997 and 1996 primarily resulted from acquisitions of producing properties in recent years. SEPCO's and Diamond M's gas and oil production is sold under contracts with unaffiliated purchasers which reflect current short-term prices and which are subject to seasonal price swings. SEPCO's and Diamond M's combined gas and oil sales accounted for 43% of total exploration and production revenues in 1997, 40% in 1996, and 32% in 1995.

Competition

     All phases of the gas and oil industry are highly competitive. Southwestern competes in the acquisition of properties, the search for and development of reserves, the production and sale of gas and oil and the securing of the labor and equipment required to conduct operations. Southwestern's competitors include major gas and oil companies, other independent gas and oil concerns and individual producers and operators. Many of these competitors have financial and other resources that substantially exceed those available to Southwestern. Gas and oil producers also compete with other industries that supply energy and fuel.

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

                            Natural Gas Distribution

     The Company's subsidiary Arkansas Western Gas Company operates integrated natural gas distribution systems concentrated primarily in northern Arkansas and southeast Missouri. The Arkansas Public Service Commission (APSC) and the Missouri Public Service Commission (MPSC) regulate the Company's utility rates and operations. The Company serves approximately 177,000 customers and obtains a substantial portion of the gas they consume through its Arkoma Basin gathering facilities.

     Arkansas Western consists of two operating divisions. The AWG division gathers natural gas in the Arkansas River Valley of western Arkansas and transports the gas through its own transmission and distribution systems, ultimately delivering it at retail to approximately 108,000 customers in northwest Arkansas. The Associated division receives its gas from transportation pipelines and delivers the gas through its own transmission and distribution systems, ultimately delivering it at retail to approximately 69,000 customers primarily in northeast Arkansas and southeast Missouri. Associated, formerly a wholly-owned subsidiary of Arkansas Power and Light Company, was acquired and merged into Arkansas Western effective June 1, 1988.

Gas Purchases and Supply

     AWG purchases its system gas supply directly at the wellhead under long-term contracts. Purchases are made from approximately 246 working interest owners in 504 producing wells. As previously indicated, SEECO furnished approximately 64% of AWG's system requirements in 1997, 62% in 1996, and 65% in 1995. A significant portion of AWG's unaffiliated supply comes from market responsive, long-term contracts.

     At December 31, 1997, AWG had a gas supply available to its northwest Arkansas system of approximately 172 Bcf of proved developed reserves, equal to
10.3 times current annual usage. Of this total, approximately 96 Bcf were net reserves available from SEECO. A portion of these reserves are utilized to meet the annual sales volume commitment of 9.0 Bcf (gross) under the amended long-term contract with AWG. For purposes of determining AWG's available gas supply, deliveries to AWG's spot market purchasing program or transportation customers and the reserves related to those deliveries are not considered.

     AWG's twenty-year gas supply contract with SEECO expires in July, 1998. In March, 1997, AWG filed a gas supply plan with the APSC which projects system load growth patterns and long range gas supply needs for the utility's northwest Arkansas system. As part of its long range supply plan, AWG has proposed to enter into a new intersegment gas supply contract for a similar portion of its system needs at a price competitive with the cost of alternative supplies. The APSC has not yet approved AWG's gas supply plan. The Company expects that the volumes will continue to be sold to AWG. However, it is possible that the APSC may reject AWG's gas supply plan and require that the gas supply now provided under this contract be replaced through a competitive bidding process, involving multiple potential suppliers. If this occurs, SEECO's continued sales of these volumes to AWG, and the price of any such sales, will depend on the result of this competitive bidding process.

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

     Associated purchases gas for its system supply from unaffiliated suppliers accessed by interstate pipelines and from SEECO. Purchases from SEECO are under a ten-year contract with annual price redeterminations. Purchases from unaffiliated suppliers are under firm contracts with terms between one and three years. The rates charged by these suppliers include demand components to ensure availability of gas supply, administrative fees, and a commodity component which is based on spot market gas prices. Associated's gas purchases are transported through eight pipelines. The pipeline transportation rates include demand charges to reserve pipeline capacity and commodity charges based on volumes transported. Associated has also contracted with five interstate pipelines for storage capacity to meet its peak seasonal demands. These contracts involve demand charges based on the maximum deliverability, capacity charges based on the maximum storage quantity, and charges for the quantities injected and withdrawn.

     AWG has no restriction on adding new residential or commercial customers and will supply new industrial customers which are compatible with the scale of its facilities. AWG has never denied service to new customers within its service area or experienced curtailments because of supply constraints. In addition, Associated has never denied service to new customers within its service area or experienced curtailments because of supply constraints since the acquisition date. Curtailment of large industrial customers of AWG and Associated occurs only infrequently when extremely cold weather requires that systems be dedicated exclusively to human needs customers.

Markets and Customers

     The utility continues to capitalize on the healthy economies and sustained customer growth found in its service territory. AWG and Associated provide natural gas to approximately 155,000 residential, 22,000 commercial, and 300 industrial customers, while also providing gas transportation services to approximately 50 end-use and off-system customers. Total gas throughput in 1997 was 37.0 Bcf, down from 39.0 Bcf in

1996, and 42.4 in 1995. Off-system transportation volumes were 2.8 Bcf in 1997, compared to 3.6 Bcf transported in 1996, and 9.8 Bcf transported in 1995.

     Residential and Commercial. Approximately 80% of the utility's revenues are from residential and commercial markets. Residential and commercial customers combined accounted for 57% of total gas throughput for the gas distribution segment in 1997 and 1996, and 46% in 1995. Gas volumes sold to residential customers were 12.6 Bcf, down from 13.4 Bcf sold in 1996 and up from 12.1 Bcf sold in 1995. Gas sold to commercial customers totaled 8.4 Bcf in 1997, down from 8.8 Bcf in 1996 and up from 7.6 Bcf in 1995. The decrease in gas volumes sold in 1997 was due to weather in Arkansas Western's service territory which was 5% warmer than in 1996, partially offset by customer growth of 2.2% in its combined service territories during 1997.

     The gas heating load is one of the most significant uses of natural gas and is sensitive to outside temperatures. Sales, therefore, vary throughout the year. Profits, however, have become less sensitive to fluctuations in temperature recently as tariffs implemented in Arkansas as a result of the recently approved rate filings contain a weather normalization clause to lessen the impact of revenue increases and decreases which might result from weather variations during the winter heating season.

     Industrial and End-use Transportation. Deliveries to industrial customers, which include end-use transportation deliveries, have increased for the eleventh consecutive year, reflecting both the success of the Company's industrial marketing efforts and the continued economic strength of its service territory. Industrial customers, which are generally smaller concerns using gas for plant heating or product processing, accounted for 13.2 Bcf in gas deliveries in 1997 and 1996, and 13.0 Bcf in 1995. No industrial customer accounts for more than 6% of Arkansas Western's total throughput.

     In an effort to more fully meet the service needs of larger business customers, both AWG and Associated instituted a transportation service in 1991 that allows such customers in Arkansas to obtain their own gas supplies directly from other suppliers. A total of 45 customers are currently using the Arkansas transportation service. Eleven of AWG's twelve largest customers in northwest Arkansas, including the seven largest, are using the transportation service. Associated's four largest customers in northeast Arkansas and ten of Associated's eleven largest Missouri customers are currently using transportation service.

Competition

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

     The competition from alternative fuels and, in a limited number of cases, alternative sources of natural gas has intensified in recent years. Industrial customers are most likely to consider utilization of these alternatives, as they are less readily available to commercial and residential customers. In an effort to provide some pricing alternatives to its large industrial customers with relatively stable loads, AWG offers an optional tariff to its larger business customers and to any other large business customer which shows that it has an alternate source of fuel at a lower price or that one of its direct competitors has access to cheaper sources of energy. This optional tariff enables those customers willing to accept the risk of price and supply volatility to direct AWG to obtain a certain percentage of their gas requirements in the spot market. Participating customers continue to pay the nongas cost of service included in AWG's present tariff for large business customers and agree to reimburse AWG for any take-or-pay liability caused by spot market purchases on the customer's behalf.

Regulation

     The Company's utility rates and operations are regulated by the APSC and MPSC. In Arkansas, the Company operates through municipal franchises which are perpetual by state law. These franchises, however, are not exclusive within a geographic area. In Missouri, the Company operates through municipal franchises with various terms of existence.

     Over the past several years, changes at the federal level have brought significant changes to the regulatory structure governing interstate sales and transportation of natural gas. The Federal Energy Regulatory Commission's (FERC) Order No. 636 series changed a major portion of the gas acquisition merchant function provided to gas distributors by interstate pipelines. AWG already obtains its supply at the wellhead directly from producers and has not been directly impacted by Order No. 636. Associated has acquired the bulk of its gas supply at the wellhead since its acquisition by Arkansas Western, but continued until Order No. 636 to purchase a portion of both its peak and base requirements from interstate suppliers. The changes mandated by Order No. 636 have placed the responsibility for arranging firm supplies of natural gas directly on local distribution companies and have, as a result, lessened the ability of Associated to purchase gas on the short-term spot market.

     As the regulatory focus of the natural gas industry shifts from the federal level to the state level, utilities across the nation are being required to unbundle their sales services from transportation services in an effort to promote greater competition. Although no such legislation or regulatory directives are presently pending in Arkansas or Missouri, the Company is aggressively controlling costs and constantly evaluating issues such as system capacity and reliability, obligation to serve, and rate design, with an eye toward minimizing any stranded or transition costs.

     Gas distribution revenues in future years will be impacted by both customer growth and rate increases allowed by regulatory commissions. In recent years, AWG has experienced customer growth of approximately 3% to 4% annually, while Associated has experienced customer growth of approximately 1% annually. Based on current economic conditions in the Company's service territories, the Company expects this trend in customer growth to continue. AWG and Associated pass along to customers through an automatic cost of gas adjustment clause any increase or decrease experienced in purchased gas costs. In December, 1996, AWG received approval from the APSC for a rate increase of $5.1 million annually. The

Company received approvals in December, 1997 from the APSC and the MPSC for rate increases and tariff changes for Associated which will allow the utility to collect an additional $3.0 million annually. Of the $3.0 million increase, approximately $2.0 million is in the form of base rate increases and $1.0 million is related to the increased cost of service of the Company's gathering plant which is recovered through either the purchased gas adjustment clause or through direct charges to transportation customers. Rate increase requests which may be filed in the future will depend on customer growth, increases in operating expenses, and additional investments in property, plant and equipment. AWG's rates for gas delivered to its retail customers are not regulated by the FERC, but its transmission and gathering pipeline systems are subject to the FERC's regulations concerning open access transportation since AWG accepted a blanket transportation certificate in connection with its merger with Associated.

                                 Energy Services

Gas Marketing

     The energy services group was formed in mid-1996 to better enable the Company to capture downstream opportunities which arise through marketing and transportation activity. Through utilization of Southwestern's existing asset base, the group's focus is to create and capture value beyond the wellhead. During 1997, the group expanded its presence in natural gas marketing, building a diverse customer base and providing a broad range of services at competitive prices. In the future, the energy services group plans to further expand its natural gas marketing activities, with particular emphasis on third-party marketing in the Mid-Continent region of the United States. The planned merger of NOARK with the Ozark Gas Transmission System (Ozark) discussed below will afford greater supply and market opportunities, allowing the group to expand its marketing operations in Oklahoma. Southwestern expects the contributions by this segment to increase in significance as the pace of deregulation in the energy industry accelerates.

     The Company's marketing operations include the marketing of Southwestern's own gas production and third-party natural gas. The segment marketed 36.2 Bcf of natural gas in 1997, compared to 13.0 Bcf in 1996, and 19.9 Bcf in 1995. Of the total volumes marketed, purchases from the Company's exploration and production subsidiaries accounted for 23% in 1997, 56% in 1996, and 59% in 1995.

Pipeline Operations

     A portion of the activity of the energy services segment involves the NOARK Pipeline System, Limited Partnership. At December 31, 1997, the Company held a 48% general partnership interest in NOARK and served as the pipeline's operator. The 258-mile long intrastate natural gas transmission system originates near the Fort Chaffee military reservation in western Arkansas and terminates in northeast Arkansas, crossing three major interstate pipelines and interconnecting with the Company's distribution systems. NOARK's main line was completed and placed in service in September, 1992. A lateral line of NOARK that allows the Company's gas distribution segment to augment its supply to an existing market, as well as supply gas to new markets, was completed and placed in service in November, 1992. Construction of an eight-mile interstate pipeline connecting NOARK to the distribution system of Associated was completed during 1993.

AWG provides field management services to NOARK under a contract with the partnership and AWG's gathering system delivers to NOARK a substantial part of the gas NOARK transports. In 1997, NOARK had an average daily throughput of 40 MMcfd, compared to 58 MMcfd in 1996, and 86 MMcfd in 1995. NOARK's current capacity is 141 MMcfd. Arkansas Western has contracted for 52.3 MMcfd of firm capacity on NOARK. The contract expires in 2002 and is renewable year to year until terminated with 180 days notice.

     While NOARK has always accessed good markets, its performance has been hindered by a lack of adequate gas supply. NOARK has been operating below capacity and generating losses since it was placed in service. As a result of these continuing losses, the Company investigated options to improve NOARK's future financial prospects, including an extension into Oklahoma that would provide additional access to gas supply. In January 1998, the Company entered into an agreement with Enogex Inc. (Enogex), a subsidiary of OGE Energy Corp., to expand the NOARK system and provide access to Oklahoma gas supplies through the integration of NOARK with the Ozark Gas Transmission System (Ozark). Ozark is a 437-mile interstate pipeline system which begins near McAlester, Oklahoma and terminates near Searcy, Arkansas. Ozark has a throughput capacity of approximately 170 MMcfd. Enogex has entered into an agreement to acquire Ozark from NGC Corporation for $55.0 million and will contribute Ozark to the NOARK partnership when regulatory approvals are obtained. Enogex has also acquired the NOARK partnership interests not held by Southwestern. Subject to approval by the Federal Energy Regulatory Commission, NOARK will be converted to an interstate pipeline and be operated with Ozark as an integrated system.

     In addition to its purchase of Ozark, Enogex will fund the integration project and an expansion of the combined system at an estimated cost of $15.0 million. The two pipelines currently have a minor interconnection and run in general proximity to each other in western Arkansas, but a larger interconnecting pipeline and compression will be constructed to enable the Ozark line in Oklahoma to serve as the supply line for both NOARK and Ozark. The combined pipelines will have capacity of approximately 330 MMcfd. The integrated system is expected to be operational in late 1998. After the integration is complete, Southwestern will have a 25% interest in the expanded project and Enogex will have a 75% interest.

Competition

     The Company's energy marketing activities are in competition with numerous other companies offering the same services, many of which possess larger financial and other resources than those of Southwestern. Some of these competitors are affiliates of companies with extensive pipeline systems that are used for transportation from producers to end-users. Other factors affecting competition are cost and availability of alternative fuels, level of consumer demand, and cost of and proximity of pipelines and other transportation facilities. The Company believes that its ability to effectively compete within the energy marketing segment in the future depends upon establishing and maintaining strong relationships with producers and end-users.

     NOARK currently competes with two interstate pipelines, one of which is the Ozark system, to obtain gas supplies for transportation to other markets. Because of the available transportation capacity in the Arkansas portion of the Arkoma Basin, competition has been strong and has resulted in NOARK transporting gas for third parties at rates below the maximum tariffs presently allowed. The planned integration with Ozark will provide the Company's pipeline operations with increased supplies to transport to both local markets and markets served by the three major interstate pipelines that NOARK connects with in eastern Arkansas. As discussed below under "Regulation", FERC's Order No. 636 has generally increased competition in the transportation segment as end-users are now acquiring their own supplies and independently arranging for the transportation of those supplies. The Company believes that the integration of NOARK and Ozark will provide the additional supplies necessary to compete more effectively for the transportation of natural gas to end-users and markets served by the interstate pipelines.

Regulation

     Since the mid-1980's, the FERC has issued a series of orders, culminating in Order No. 636 in April, 1992, that have altered the marketing and transportation of natural gas. Order No. 636 required interstate natural gas pipelines to "unbundle", or segregate, the sales, transportation, storage and other components of their existng sales services, and to separately state the rates for each of the unbundled services. Order No. 636 and subsequent FERC orders issued in individual pipeline proceedings have been the subject of appeals, the results of which have generally been supportive of the FERC's open access policy. Generally, Order No. 636 has eliminated or substantially reduced the interstate pipelines' role as wholesalers of natural gas and has substantially increased competition in natural gas markets. While some regulatory uncertainty remains, Order No. 636 may ultimately enhance the ability of the Company to market natural gas, although it may also create greater competition for the Company.

     The operations of NOARK are currently regulated by the APSC. The APSC has established a maximum transportation rate of approximately $.285 per dekatherm based on NOARK's original construction cost estimate of $73 million. The planned integration of NOARK with Ozark will result in an interstate pipeline system subject to FERC regulations and FERC approved tariffs. A filing was made with the FERC on March 5, 1998, seeking approval for the acquisition of Ozark by Enogex and the integration of NOARK and Ozark. The APSC will no longer have jurisdiction over NOARK's transportation rates and services once the integrated system is placed in service.

                                   Other Items

Environmental Matters

     The Company's operations are subject to extensive federal, state and local laws and regulations, including the Comprehensive Environmental Response, Compensation and Liability Act, the Clean Water Act, the Clean Air Act and similar state statutes. These laws and regulations require permits for drilling wells and the maintenance of bonding requirements in order to drill or operate wells and also regulate the spacing and location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandoning of wells, the prevention and cleanup of pollutants and other matters. Southwestern maintains insurance against costs of clean-up operations, but is not fully insured against all such risks.

     Compliance with environmental laws and regulations has had no material effect on Southwestern's capital expenditures, earnings, or competitive position. Although future environmental obligations are not expected to have a material impact on the results of operations or financial condition of the Company, there can be no assurance that future developments, such as increasingly stringent environmental laws or enforcement thereof, will not cause the Company to incur material environmental liabilities or costs.

Real Estate Development

     A. W. Realty Company (AWR) owns an interest in approximately 170 acres of real estate, most of which is undeveloped. AWR's real estate development activities are concentrated on a 130-acre tract of land located near the Company's headquarters in a growing part of Fayetteville, Arkansas. The Company has owned an interest in this land for many years. The property is zoned for commercial, office, and multi-family residential development. AWR continues to review with a joint venture partner various options for developing this property which would minimize the Company's initial capital expenditures, but still enable it to retain an interest in any appreciation in value. This activity, however, does not represent a significant portion of the Company's business.

Employees

     At December 31, 1997, the Company had 705 employees, 99 of whom are represented under a collective bargaining agreement. The Company believes that its relations with its employees are good.

Item 2.    Properties

     The portions of the Registrant's 1997 Annual Report to Shareholders (filed as Exhibit 13 to this filing) listed below are hereby incorporated by reference for the purpose of describing its properties.

     Refer to the Appendix (filed as part of Exhibit 13 to this filing) for information concerning areas of operation of the Company's business segments. See the table entitled "Gas Distribution Systems" at the Appendix for information concerning miles of pipe of the Company's gas distribution systems. Also, see pages 37 and 38 (Notes 5 and 6 to the financial statements) for additional information about the Company's gas and oil operations. For information concerning capital expenditures, refer to page 27 ("Capital Expenditures" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations"). Also refer to page 45 ("Financial and Operating Statistics") for information concerning gas and oil produced.

     The following information is provided to supplement that presented in the 1997 Annual Report to Shareholders:


Leasehold Acreage
                                          Undeveloped                Developed
                                         Gross     Net            Gross       Net
                                        -----------------        -------------------
         Arkansas....................   234,319   107,140        316,542     141,977
         Oklahoma....................    27,512    14,909         98,268      45,541
         Texas.......................    16,905     7,429         96,158      30,825
         Louisiana...................    35,144    18,742         39,792       6,485
         New Mexico..................    10,104     7,932         23,859       8,732
         Other areas.................      -         -            17,554       4,773
                                        -----------------        -------------------
                                        323,984   156,152        592,173     238,333
                                        =================        ===================

Producing Wells
                                               Gas                      Oil                    Total
                                         Gross     Net            Gross        Net        Gross       Net
                                        -----------------        -------------------      -----------------
         Arkansas....................       784     411.9              -          -         784       411.9
         Oklahoma....................       551     238.7            662       152.4      1,213       391.1
         Texas.......................       117      34.8            158       119.4        275       154.2
         Louisiana...................        14       4.5             26        17.7         40        22.2
         New Mexico..................         9       1.9             15        11.5         24        13.4
         Other areas.................         -        -              50        14.1         50        14.1
                                        -----------------        -------------------      -----------------
                                          1,475     691.8            911       315.1      2,386     1,006.9
                                        =================        ===================      =================

Net Wells Drilled During the Year

                                         Exploratory
                                    Productive
                         Year         Wells           Dry Holes          Total
                         ----       ----------        ---------          -----
                        1997 . . . .    1.3               3.0               4.3
                        1996 . . . .    5.3               3.0               8.3
                        1995 . . . .    6.3               7.1              13.4

                                         Development
                                    Productive
                         Year         Wells           Dry Holes          Total
                         ----       ----------        ---------          -----

                        1997 . . . .   27.5              13.5              41.0
                        1996 . . . .   29.4              11.8              41.2
                        1995 . . . .   37.5              19.4              56.9


Wells in Progress as of December 31, 1997

                        Type of Well                              Gross               Net
                        ------------                              -----               ---
                        Exploratory............................     3.0               1.6
                        Development............................     9.0               4.4
                                                                  -----               ---
                        Total..................................    12.0               6.0
                                                                  =====               ===

     No individually significant discovery or other major favorable or adverse event has occurred since December 31, 1997.

     During 1997, Southwestern was required to file Form 23, "Annual Survey of Domestic Oil and Gas Reserves" with the Department of Energy. The basis for reporting reserves on Form 23 is not comparable to the reserve data included in
Note 6 to the financial statements in the 1997 Annual Report to Shareholders. The primary differences are that Form 23 reports gross reserves, including the royalty owners' share and includes reserves for only those properties where the Company is the operator.

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

Item 4.    Submission of Matters to a Vote of Security Holders

     No matters were submitted during the fourth quarter of the fiscal year ended December 31, 1997, to a vote of security holders, through the solicitation of proxies or otherwise.



                                       Executive Officers of the Registrant
                                                                                                     Years Served as
         Name                                    Officer Position                            Age         Officer
         ----                                    ----------------                            ---         -------
Charles E. Scharlau          Chairman of the Board and Chief Executive Officer                70           40

Stanley D. Green             Executive Vice President - Finance and Corporate                 44           16
                             Development and Chief Financial Officer

Harold M. Korell             Executive Vice President - Operations and                        53            1
                             Chief Operating Officer

Debbie J. Branch             Senior Vice President, Southwestern Energy Services              46            2
                             Company and Southwestern Energy Pipeline Company

Gregory D. Kerley            Senior Vice President - Treasurer and Secretary and              42            8
                             Chief Accounting Officer

Alan H. Stevens              Senior Vice President, Southwestern Energy Production            53            -
                             Company and SEECO, Inc.

Charles V. Stevens           Senior Vice President, Arkansas Western Gas Company              48            9


     Mr. Scharlau was elected to his present position in 1979. He has served as Chief Executive Officer since 1968.

     Mr. Green was elected to his present position in 1992 and has served as Chief Financial Officer since 1987. Previously, he served as Vice President - Treasurer and Secretary from 1987 to 1992, and as Controller from 1981 to 1990.

     Mr. Korell joined the Company in his present position in 1997. From 1992 to 1997, he was employed by American Exploration Company where he was most recently Senior Vice President - Operations. From 1990 to 1992, he was Executive Vice President of McCormick Resources and from 1973 to 1989, he held various positions with Tenneco Oil Company, including Vice President, Production.

     Ms. Branch joined the Company in her present position in 1996. Prior to joining the Company, she was Executive Vice President of Stalwart Energy Company from 1994 to 1996 and founder and President of Vesta Energy Company from 1983 to 1993.

     Mr. Kerley was elected to his present position in December, 1997 and has served as Chief Accounting Officer since 1990. Previously, he served as Vice President - Treasurer and Secretary from 1992 to 1997, and Controller from 1990 to 1992.

     Mr. Alan Stevens joined the Company in his present position in January, 1998. Prior to joining the Company, he was President and Chief Operating Officer for Petsec Energy during 1997. Previously, he was Vice President of Worldwide Exploration for Occidental Petroleum Company from 1989 to 1997.

     Mr. Charles Stevens has served the Company in his present position since December, 1997. Previously,he served as Vice President of Arkansas Western Gas Company from 1988 to 1997.

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


                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

     Shareholder Information on page 46 and "Common Stock Statistics" included in the Company's Financial and Operating Statistics on page 44 of the 1997
Annual Report to Shareholders (filed as Exhibit 13 to this filing) are hereby incorporated by reference for information concerning the market for and prices of the Company's Common Stock, the number of shareholders, and cash dividends paid.

     The terms of certain of the Company's long-term debt instruments and agreements impose restrictions on the payment of cash dividends. At December 31, 1997, $129.1 million of retained earnings was available for payment as cash dividends. These covenants generally limit the payment of dividends in a fiscal year to the total of net income plus $20.0 million less dividends paid and purchases, redemptions or retirements of capital stock during the period since January 1, 1990. Dividends totaling $5.9 million were paid during 1997.

     The Company paid dividends at an annual rate of $.24 per share in 1997 and 1996. While the Board of Directors intends to continue the practice of paying dividends quarterly, amounts and dates of such dividends as may be declared will necessarily be dependent upon the Company's future earnings and capital requirements.

Item 6.    Selected Financial Data, and

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and

Item 8.    Financial Statements and Supplementary Data

     The following portions of the 1997 Annual Report to Shareholders (filed as Exhibit 13 to this filing) are hereby incorporated by reference.

     Refer to pages 44 and 45 ("Financial and Operating Statistics") for selected financial data of the Company.

     Refer to the text on pages 23 through 28 for "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Refer to pages 30 through 45 for financial statements and supplementary data.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There have been no changes in or disagreements with accountants on accounting and financial disclosure.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

     The definitive Proxy Statement to holders of the Company's Common Stock in connection with the solicitation of proxies to be used in voting at the Annual Meeting of Shareholders on May 21, 1998 (the 1998 Proxy Statement), is hereby incorporated by reference for the purpose of providing information about the identification of directors. Refer to the sections "Election of Directors" and "Security Ownership of Directors, Nominees, and Executive Officers" for information concerning the directors.

     Information concerning executive officers is presented in Part I, Item 4 of this Form 10-K.

Item 11.   Executive Compensation

     The 1998 Proxy Statement is hereby incorporated by reference for the purpose of providing information about executive compensation. Refer to the section "Executive Compensation."

Item 12.   Security Ownership of Certain Beneficial Owners and Management

     The 1998 Proxy Statement is hereby incorporated by reference for the purpose of providing information about security ownership of certain beneficial owners and management. Refer to the sections "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Directors, Nominees, and Executive Officers" for information about security ownership of certain beneficial owners and management.

Item 13.   Certain Relationships and Related Transactions

     The 1998 Proxy Statement is hereby incorporated by reference for the purpose of providing information about related transactions. Refer to the section "Security Ownership of Directors, Nominees, and Executive Officers" for information about transactions with members of the Company's Board of Directors.

                                     PART IV

 Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)(1) The following consolidated financial statements of the Company and its subsidiaries, included on pages 30 through 43 of its 1997 Annual Report to Shareholders (filed as Exhibit 13 to this filing) and the report of independent public accountants on page 29 of such report are hereby incorporated by reference:

           Report of Independent Public Accountants.
           Consolidated Balance Sheets as of December 31, 1997 and 1996. Consolidated Statements of Income for the years ended December 31, 1997, 1996, and 1995.
           Consolidated  Statements of Cash Flows for the years  ended  December
           31,  1997,   1996,  and  1995.
           Consolidated Statements of Retained Earnings for the years ended December 31, 1997, 1996, and 1995.
           Notes to Consolidated Financial Statements,December 31, 1997, 1996, and 1995.
      (2) The consolidated financial statement schedules have been omitted because they are not required under the related instructions, or are not applicable.
      (3) The exhibits listed on the accompanying Exhibit Index (pages 22 - 24) are filed as part of, or incorporated by reference into, this Report.
   (b)     Reports on Form 8-K:
                No  reports  on Form 8-K were filed  during  the  quarter  ended
December 31, 1997.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                SOUTHWESTERN ENERGY COMPANY
                                                        (Registrant)



Dated:  March 27, 1998                       BY:     /s/ STANLEY D. GREEN
                                                   ----------------------------
                                                       Stanley D. Green,
                                              Executive Vice President - Finance
                                                 and Corporate Development and
                                                    Chief Financial Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 1998.



   /s/ CHARLES E. SCHARLAU                     Director, Chairman, and
----------------------------                   Chief Executive Officer
     Charles E. Scharlau


     /s/ STANLEY D. GREEN                      Executive Vice President -
----------------------------                   Finance and Corporate Development
       Stanley D. Green                        and Chief Financial Officer


    /s/ GREGORY D. KERLEY                      Senior Vice President -
----------------------------                   Treasurer and Secretary and
      Gregory D. Kerley                        Chief Accounting Officer


 /s/ JOHN PAUL HAMMERSCHMIDT                   Director
----------------------------
    John Paul Hammerschmidt


    /s/ ROBERT L. HOWARD                       Director
----------------------------
       Robert L. Howard


   /s/ KENNETH R. MOURTON                      Director
----------------------------
      Kenneth R. Mourton


   /s/ CHARLES E. SANDERS                      Director
----------------------------
      Charles E. Sanders


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

10.2 Gas Purchase Contract between SEECO, Inc. and Associated Natural Gas Company, dated October 1, 1990, and as amended September 30, 1997 (original contract incorporated by reference to Exhibit 10 to Annual Report on Form 10-K for the year ended December 31, 1990; amendment filed herewith).

10.3    Compensation Plans:

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

10.4 Southwestern Energy Company Supplemental Retirement Plan, adopted May 31, 1989, and Amended and Restated as of December 15, 1993, and as further amended February 1, 1996 (amended and restated plan incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K for the year ended December 31, 1993; amendment dated February 1, 1996, incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K for the year ended December 31, 1995).

10.5 Southwestern Energy Company Supplemental Retirement Plan Trust, dated December 30, 1993 (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the year ended December 31, 1993).

10.6 Southwestern Energy Company Nonqualified Retirement Plan, effective October 4, 1995 (incorporated by reference to Exhibit 10.7 to Annual Report of Form 10-K for the year ended December 31, 1995).

10.7 Split-Dollar Life Insurance Agreement for Stanley D. Green, effective February 1, 1996 (incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K for the year ended December 31, 1995).

10.8 Executive Severance Agreement for Charles E. Scharlau, effective August 4, 1989 (incorporated by reference to Exhibit 10 to Annual Report on Form 10-K for the year ended December 31, 1989).

10.9 Executive Severance Agreement for Stanley D. Green, effective August 4, 1989 (incorporated by reference to Exhibit 10 to Annual Report on Form 10-K for the year ended December 31, 1989).

10.10 Executive Severance Agreement for B. Brick Robinson, effective August 4, 1989 (incorporated by reference to Exhibit 10 to Annual Report on Form 10-K for the year ended December 31, 1989).

10.11 Executive Severance Agreement for Gregory D. Kerley, effective December 14, 1994 (incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K for the year ended December 31, 1994).

10.12 Executive Severance Agreement for Debbie J. Branch, effective July 9, 1997 (filed herewith).

10.13 Executive Severance Agreement for Alan H. Stevens, effective January 2, 1998 (filed herewith).

Exhibit
    No.                            Description

10.14 Employment Agreement for Charles E. Scharlau, dated December 18, 1990, effective January 1, 1991, as amended December 7, 1994 (original agreement incorporated by reference to Exhibit 10 to Annual Report on Form 10-K for the year ended December 31, 1990; amended agreement incorporated by reference to Exhibit 10.12 to Annual Report on Form 10-K for the year ended December 31, 1994).

10.15 Employment Agreement for Harold M. Korell, effective April 28, 1997 (filed herewith).

10.16 Form of Indemnity Agreement, between the Company and each officer and director of the Company (Incorporated by reference to Exhibit 10.20 to Annual Report on Form 10-K for the year ended December 31, 1991).

10.17 Omnibus Project Agreement of NOARK Pipeline System, Limited Partnership by and among Southwestern Energy Pipeline Company, Southwestern Energy Company, Enogex Arkansas Pipeline Corporation, and Enogex Inc., dated January 12, 1998 (filed herewith).

10.18 Amended and Restated Limited Partnership Agreement of NOARK Pipeline System, Limited Partnership dated January 12, 1998 (filed herewith).

13. 1997 Annual Report to Shareholders, except for those portions not expressly incorporated by reference into this Report. Those portions not expressly incorporated by reference are not deemed to be filed with the Securities and Exchange Commission as part of this Report (filed herewith).

21. Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21 to Annual Report on Form 10-K for the year ended December 31, 1996).

27.1    Financial Data Schedule for 1997(filed herewith).

27.2    Restated Financial Data Schedule for 1996(filed herewith).

27.3    Restated Financial Data Schedule for 1995(filed herewith).