Form 10-Q
period 1998-03-31
SOUTHWESTERN ENERGY CO
filed 1998-05-15
CIK 7332

===========================================================================

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                        -----------------------
                               FORM 10-Q
 (Mark one)
    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                           Exchange Act of 1934
               For the quarterly period ended March 31, 1998
                                              --------------

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
                              Yes: X    No:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               Class                       Outstanding at May 5, 1998
    ----------------------------         ------------------------------
    Common Stock, Par Value $.10                   24,858,584

===========================================================================
                                   - 1 -

                                   PART I

                            FINANCIAL INFORMATION

                 SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                   ASSETS



                                                 March 31,    December 31,
                                                    1998          1997
                                                 ---------     ---------
                                                     ($ in thousands)
     Current Assets
       Cash                                      $   2,393      $   4,603
       Accounts receivable                          37,939         45,752
       Income taxes receivable                         -            3,074
       Inventories, at average cost                 15,656         20,465
       Under-recovered purchased gas costs, net      1,501          9,428
       Other                                         4,646          4,633
                                                 ---------      ---------
            Total current assets                    62,135         87,955
                                                 ---------      ---------
     Investments                                    13,596          7,039
                                                 ---------      ---------
     Property, Plant and Equipment, at cost
       Gas and oil properties, using the
         full cost method                          715,572        708,094
       Gas distribution systems                    213,677        212,779
       Gas in underground storage                   20,797         23,748
       Other                                        25,438         25,319
                                                 ---------      ---------
                                                   975,484        969,940
       Less:  Accumulated depreciation,
                depletion and amortization         379,687        366,638
                                                 ---------      ---------
                                                   595,797        603,302
                                                 ---------      ---------

     Other Assets                                   12,311         12,570
                                                 ---------      ---------





     Total Assets                                $ 683,839      $ 710,866
                                                 =========      =========



                 The accompanying notes are an integral part
                       of the financial statements.

                SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                 March 31,     December 31,
                                                    1998           1997
                                                 ---------      ---------
                                                      ($ in thousands)
     Current Liabilities
       Current portion of long-term debt         $   3,071      $   3,071
       Accounts payable                             24,602         29,903
       Taxes payable                                10,144          3,893
       Interest payable                              7,147          2,569
       Customer deposits                             5,327          5,307
       Other                                         4,261          4,246
                                                 ---------      ---------
            Total current liabilities               54,552         48,989
                                                 ---------      ---------
     Long-Term Debt, less current portion above    256,072        296,472
                                                 ---------      ---------
     Other Liabilities
       Deferred income taxes                       139,746        139,256
       Other                                         4,215          4,584
                                                 ---------      ---------
                                                   143,961        143,840
                                                 ---------      ---------
     Commitments and Contingencies

     Shareholders' Equity
       Common stock, $.10 par value; authorized
         75,000,000 shares, issued 27,738,084
         shares                                      2,774          2,774
       Additional paid-in capital                   21,473         21,475
       Retained earnings                           238,250        230,669
       Less:  Common stock in treasury, at cost,
                2,889,257 shares in 1998 and
                2,904,519 shares in 1997            32,187         32,357
              Unamortized cost of 102,888
                restricted shares in 1998
                and 90,375 restricted shares
                in 1997, issued under stock
                incentive plan                       1,056            996
                                                 ---------      ---------
                                                   229,254        221,565
                                                 ---------      ---------
     Total Liabilities and Shareholders' Equity  $ 683,839      $ 710,866
                                                 =========      =========

                 The accompanying notes are an integral part
                         of the financial statements.

               SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                                                Quarter Ended
                                                                  March 31
                                                           1998              1997
                                                        ---------         ---------
                                             ($ in thousands, except per share amounts)
     Operating Revenues
       Gas sales                                        $  62,882         $  69,262
       Gas marketing                                       15,201            14,003
       Oil sales                                            2,769             4,016
       Gas transportation and other                         2,104             1,638
                                                        ---------         ---------
                                                           82,956            88,919
                                                        ---------         ---------
     Operating Costs and Expenses
       Gas purchases - utility                             18,687            22,283
       Gas purchases - marketing                           14,272            13,112
       Operating and general                               15,129            14,348
       Depreciation, depletion and amortization            13,039            12,286
       Taxes, other than income taxes                       1,906             1,796
                                                       ----------        ----------
                                                           63,033            63,825
                                                       ----------        ----------
     Operating Income                                      19,923            25,094
                                                       ----------        ----------
     Interest Expense                                       4,178             3,986
                                                       ----------        ----------
     Other Income (Expense)                                  (873)           (1,077)
                                                       ----------        ----------
     Income Before Provision for Income Taxes              14,872            20,031
                                                       ----------        ----------

     Income Tax Provision
          Current                                           5,306             6,541
          Deferred                                            494             1,171
                                                       ----------        ----------
                                                            5,800             7,712
                                                       ----------        ----------
     Net Income                                         $   9,072         $  12,319
                                                       ==========        ==========

     Basic Earnings Per Share                               $0.37             $0.50
                                                      ===========        ==========

     Weighted Average Common Shares Outstanding        24,843,012        24,720,148
                                                       ==========        ==========

     Dilutive Earnings Per Share                            $0.37             $0.50
                                                      ===========        ==========

     Dilutive Weighted Average Common Shares
          Outstanding                                  24,860,505        24,866,467
                                                       ==========        ==========

     Dividends Declared Per Share Payable
       5/5/98 and 5/5/97                                    $0.06             $0.06
                                                      ===========        ==========

                  The accompanying notes are an integral part
                         of the financial statements.
                                   - 5 -

                 SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                               Quarter Ended
                                                                  March 31,
                                                             1998        1997
                                                           --------    --------
                                                             ($ in thousands)
     Cash Flows From Operating Activities
       Net income                                        $    9,072   $  12,319
       Adjustments to reconcile net income to
         net cash provided by operating activities:
           Depreciation, depletion and amortization          13,109      12,356
           Deferred income taxes                                494       1,171
           Equity in loss of partnership                        786       1,076
           Change in assets and liabilities:
             Decrease in accounts receivable                  7,813       6,236
             Decrease in inventories                          4,809       3,696
             (Increase) decrease in under-recovered
               purchased gas costs                            7,927      (3,986)
             Decrease in accounts payable                    (5,301)     (6,488)
             Increase in income taxes payable                 8,506       9,386
             Increase in interest payable                     4,578       3,164
             Net change in other current assets
               and liabilities                                  841        (351)
                                                         ----------   ---------
     Net cash provided by operating activities               52,634      38,579
                                                         ----------   ---------

     Cash Flows From Investing Activities
       Capital expenditures                                  (8,930)    (18,145)
       Investment in partnership                             (7,343)     (1,272)
       Decrease in gas stored underground                     2,951       4,487
       Other items                                              369         333
                                                         ----------   ---------
     Net cash used in investing activities                  (12,953)    (14,597)
                                                         ----------   ---------

     Cash Flows From Financing Activities
       Decrease in revolving long-term debt                 (40,400)    (23,100)
       Cash dividends                                        (1,491)     (1,483)
                                                         ----------   ---------
     Net cash used in financing activities                  (41,891)    (24,583)
                                                         ----------   ---------


    Decrease in cash                                        (2,210)        (601)
    Cash at beginning of year                                4,603        2,297
                                                         ---------    ---------
    Cash at end of period                                $   2,393    $   1,696
                                                         =========    =========

                The accompanying notes are an integral part
                        of the financial statements.

                  SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1998



1.       BASIS OF PRESENTATION

         The financial statements included herein are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The Company's accounting policies are summarized in the 1997 Annual Report to Shareholders, Notes to Financial Statements.

         Certain reclassifications have been made to the March 31, 1997, financial statements in order to conform with the 1998 presentation. These reclassifications had no effect on previously reported net income.

2.       DIVIDEND PAYABLE

         A dividend of $.06 per share was declared April 3, 1998, payable May 5, 1998.

3.       INTEREST AND INCOME TAXES PAID

         The following table provides interest and income taxes paid during each period presented.

         Quarter Ended March 31                       1998                  1997
         -----------------------------------------------------------------------
                                                             (in thousands)
         Interest payments                            $501                $1,569
         Income tax payments                          $ -                   $165

4.       EARNINGS PER SHARE

         The Company has adopted Financial Accounting Standards Board Statement No. 128. "Earnings Per Share" (SFAS No. 128). Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during each year. The diluted earnings per share calculation adds to the weighted average number of common shares outstanding the incremental shares that would have been outstanding assuming the exercise of dilutive stock options. The impact of the adoption of SFAS No. 128 had no effect on reported earnings per share for the first quarter of 1998 or 1997.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following updates information as to the Company's financial condition provided in the Company's Form 10-K for the year ended December 31, 1997, and analyzes the changes in the results of operations between the three month period ended March 31, 1998, and the comparable period of 1997.

RESULTS OF OPERATIONS

Net income for the three months ended March 31, 1998, was $9.1 million, or $.37 per share, down from $12.3 million, or $.50 per share, for the same period in 1997. The decrease in net income was the result of lower wellhead prices received for both the Company's gas and oil production, partially offset by improved earnings in the utility segment. The following tables compare operating revenues and operating income by business segment for the first three months of 1998 and 1997:

                                                                                     Increase
                                                1998               1997             (Decrease)
                                            --------           --------             ---------
         Revenues                                          (in thousands)
            Exploration and production      $ 24,261           $ 29,282              $ (5,021)
            Gas distribution                  56,024             60,899                (4,875)
            Energy services and other         19,373             16,983                 2,390
            Eliminations                     (16,702)           (18,245)                1,543
                                            --------           --------             ---------
                                            $ 82,956           $ 88,919              $ (5,963)
                                            ========           ========             =========


         Operating Income
            Exploration and production      $  6,556           $ 12,435              $ (5,879)
            Gas distribution                  12,699             11,965                   734
            Energy services and other            668                694                   (26)
                                            --------           --------              --------
                                            $ 19,923           $ 25,094              $ (5,171)
                                            ========           ========              ========


Exploration and Production
Operating income of the exploration and production segment was down 47% for the three months ended March 31, 1998, as compared to the same period in 1997, due to lower wellhead prices received for the Company's production. The Company received an average price of $2.44 per thousand cubic feet (Mcf) for its gas production during the three months ended March 31, 1998, down from $2.91 per Mcf for the same period in 1997. The Company received an average price of $14.44 per barrel for its oil production during the three months ended March 31, 1998, down from $20.47 per barrel for the same period of 1997. The decreases in average prices reflect the general decline in market prices for natural gas and oil during the first quarter of 1998 as compared to the same period of 1997.

Gas and oil production during the first quarter of 1998 was 9.9 billion cubic feet (Bcf) equivalent, even with the same period in 1997. Gas production was 8.7 Bcf for both the three months ended March 31, 1998 and 1997. The Company's sales to its gas distribution systems were 4.5 Bcf during the three months ended March 31, 1998, compared to 4.6 Bcf for the same period in 1997. The Company's oil production was 192 thousand barrels (MBbls) during the three months ended March 31, 1998, down slightly from 196 MBbls for the same period of 1997.

The Company has taken advantage of recent attractive natural gas futures prices and hedged approximately 80% of its current floating price production (approximately 1.8 Bcf per month) through September, 1998 at an average NYMEX price of $2.45 per Mcf.

Gas Distribution
Operating income of the gas distribution segment increased 6% in the first quarter of 1998, as compared to the first quarter of 1997, despite weather which was 12% warmer than normal and 7% warmer than in the same period of 1997. The improvement in operating income was due to the combined effects of rate increases, customer growth and weather normalization adjustments. Rate increases and tariff changes totaling $3.0 million annually were implemented in late 1997 for the utility's northeast Arkansas and Missouri systems. The utility realized growth of 2% during the quarter in the average number of utility customers served. Additionally, weather normalization adjustments which are now applicable to the Company's Arkansas systems offset a large part of the effect of the warm weather. The utility systems delivered 12.7 Bcf to sales and end-use transportation customers during the three months ended March 31, 1998, down slightly from 12.9 Bcf for the same period in 1997.

The Company's average rate for its utility sales decreased during the first quarter of 1998 to $5.15 per Mcf, down from $5.25 per Mcf for the same period in 1997. The decrease reflected lower prices paid for purchases of natural gas which are passed through to customers under automatic adjustment clauses.

Energy Services
Operating income for the energy services segment was $.7 million for both the first quarter of 1998 and 1997. The Company marketed 9.8 Bcf of gas in the first three months of 1998, compared to 6.8 Bcf for the same period in 1997. The higher margins applicable to the first quarter of 1997 primarily relate to income realized from the Company's unregulated storage facilities which were utilized to take advantage of the significantly higher gas prices available at that time.

A portion of the activity of the energy services segment involves the NOARK Pipeline System (NOARK). The Company's share of NOARK's pre-tax loss included in other income was $.8 million for the first quarter of 1998, as compared to $1.1 million for the same period in 1997. The improvement in NOARK's pre-tax loss reflects a lower interest rate on NOARK's debt which resulted from a refinancing discussed below in "Changes in Financial Condition".

In  January,  1998,  the  Company  entered  into an  agreement  with Enogex Inc.
(Enogex), a subsidiary of OGE Energy Corp., to expand the NOARK system and provide access to Oklahoma gas supplies through an integration of NOARK with the Ozark Gas Transmission System (Ozark). Ozark is a 437-mile interstate pipeline system which begins in eastern Oklahoma and terminates in eastern Arkansas. Enogex has entered into a separate agreement to acquire Ozark and will contribute the pipeline system to the NOARK partnership when regulatory approvals are obtained. Enogex has also acquired the NOARK partnership interests not held by Southwestern. Subject to approval by the Federal Energy Regulatory Commission, NOARK will be converted to an interstate pipeline and be operated with Ozark as an integrated system. In addition to its purchase of Ozark, Enogex will fund the integration project and an expansion of the combined system. The integrated system will include 749 miles of pipeline and have total throughput capacity of 330 MMcfd.

The Company, through its wholly owned subsidiary, Southwestern Energy Pipeline Company, currently holds a 60% general partnership interest in NOARK. The Company's ownership interest in NOARK temporarily increased from 48% as a result of the Enogex transaction. Enogex will spend approximately $75 million to acquire Ozark and integrate it with NOARK. Upon completion and funding by Enogex of the integration, the Company's interest in the partnership will decrease to 25% and Enogex will own a 75% interest. The parties expect the integrated system to be operational by November 1, 1998. After a start-up period, the Company expects the improved project to eliminate the losses it has been experiencing on its NOARK investment.

Operating Costs and Expenses
Operating costs and expenses decreased slightly in the first quarter of 1998, as compared to the first quarter of 1997. The small decrease was primarily caused by lower purchased gas costs of the Company's gas distribution segment, offset by increased operating expenses and higher depreciation, depletion and amortization expense. The increase in operating expenses was primarily due to increased payroll and employee benefit costs, and the effects of inflation. The increase in depreciation, depletion and amortization (DD&A) expense was due to an increase in the amortization rate per unit of production in the exploration and production segment. The proved reserves owned by the Company and the costs associated with adding those reserves are both components of the amortization rate.

The margin between the Company's full cost ceiling and the financial statement carrying value of the Company's oil and gas properties was virtually eliminated at March 31, 1998, due to lower wellhead prices being realized at that time. The Company's full cost ceiling is evaluated at the end of each quarter. If prices decline below the level in effect at March 31, 1998, without other mitigating circumstances, the Company could have a write-down of its capitalized costs of oil and gas properties and a noncash charge against earnings in a later quarter.

Interest expense, net of capitalization, for the three months ended March 31, 1998, was up 5% compared to the same period in 1997, due to slightly higher average borrowings, partially offset by a lower weighted average interest rate. Interest is capitalized in the exploration and production segment on costs that are unevaluated and excluded from amortization.

The changes in the provisions for current and deferred income taxes recorded in the three month period ended March 31, 1998, as compared to the same period in 1997, resulted primarily from the level of taxable income and from the deduction of intangible drilling costs in the year incurred for tax purposes, netted against the turnaround of intangible drilling costs deducted for tax purposes in prior years. Intangible drilling costs are capitalized and amortized over future years for financial reporting purposes under the full cost method of accounting.


CHANGES IN FINANCIAL CONDITION

Changes in the Company's financial condition at March 31, 1998, as compared to December 31, 1997, primarily reflect the seasonal nature of the gas distribution segment of the Company's business.

Routine capital expenditures, cash dividends and scheduled debt retirements are predominantly funded through cash provided by operations. For the first three months of 1998 and 1997, net cash provided by operating activities was $52.6 million and $38.6 million, respectively, and exceeded the total of these routine requirements. The increase in cash provided by operations during the first quarter of 1998 is largely due to the utility segment's collection of $7.9 million of gas costs incurred during the past year, but deferred for collection until 1998 pursuant to the utility's purchased gas adjustment clauses in its filed rate tariffs. The Company had remaining under-recovered purchased gas costs of $1.5 million at March 31, 1998. At December 31, 1997, the Company had net under-recovered purchased gas costs in the amount of $9.4 million. These amounts are classified as current assets.

Financing Requirements
The Company has access to $80.0 million of medium to long-term capital at current market lending rates through two floating rate revolving credit facilities. Of this amount, $6.0 million was outstanding at March 31, 1998, all of which was classified as long-term debt. During the first quarter of 1998, the Company's revolving long-term debt was reduced by $40.4 million, due to seasonally strong cash flow and the collection of deferred gas costs discussed above. As a result, long-term debt at March 31, 1998, accounted for 53% of the Company's capitalization, down from 57% at December 31, 1997.

The Company expects its outstanding borrowings to increase during the remaining months of 1998 as cash generated from operations will be less than the requirements for routine capital expenditures and cash dividends due to lower levels of heating-generated revenues and seasonally higher capital expenditures resulting from favorable drilling and construction weather. The Company's capital expenditures for the first three months of 1998 were $8.9 million, compared to $18.1 million for the same period in 1997. Planned capital spending during 1998 is expected to be approximately $14.6 million, or 16%, lower than actual 1997 spending.

In connection with the Enogex transaction discussed above, the Company and a previous general partner converted certain of their loans to the NOARK partnership, plus accrued interest, into equity, and contributed approximately $10.7 million to the partnership to fund costs incurred in connection with the prepayment of NOARK's 9.74% Senior Secured Notes. The Company's share of the contribution was $6.5 million and is the primary reason for the increase in investments during the first quarter of 1998. The notes were refinanced with Senior Secured Notes payable to the other general partner of NOARK. The partnership intends to refinance its Senior Secured Notes and revolving credit agreement through a new issue of long-term debt during 1998. At March 31, 1998, the NOARK partnership had outstanding debt totaling approximately $77.5 million. The Company and the other general partner of NOARK have severally guaranteed the principal and interest payments on the NOARK debt. The Company's share of the several guarantee is 60%.

Working Capital
Accounts receivable has declined since December 31, 1997, due primarily to seasonally lower gas deliveries of the gas distribution segment. The decrease in income taxes receivable resulted from the receipt of federal income tax refunds and an increase in taxes payable resulted from taxable income generated in the first quarter of 1998. The decrease in inventories since December 31, 1997, is both the result of withdrawals of gas stored underground to meet seasonal requirements in the gas distribution segment and sales of gas to unaffiliated parties from the Company's unregulated underground storage facility.

Accounts payable has declined since December 31, 1997, due primarily to seasonally lower gas purchases of the gas distribution segment and to the timing of expenditures. The increase in interest payable is primarily due to the timing of interest payments on the Company's medium-term notes issued during 1997. Proceeds from the issuance of these notes were used to repay certain borrowings under the Company's revolving credit facilities. Other changes in current assets and current liabilities between periods resulted primarily from the timing of expenditures and receipts.

                                     PART II

                                OTHER INFORMATION


Items 1 - 6(b)

No developments required to be reported under Items 1 - 6(b) occurred during the quarter ended March 31, 1998.




                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    SOUTHWESTERN ENERGY COMPANY
                                                    ---------------------------
                                                             Registrant



DATE:     May 14, 1998                                 /s/ GREGORY D. KERLEY
       ------------------                           ----------------------------
                                                        Gregory D. Kerley
                                                       Senior Vice President -
                                                      Treasurer and Secretary,
                                                    and Chief Accounting Officer