Form 10-Q
period 1998-06-30
SOUTHWESTERN ENERGY CO
filed 1998-08-14
CIK 7332

===========================================================================

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                        -----------------------
                               FORM 10-Q
 (Mark one)
    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                           Exchange Act of 1934
               For the quarterly period ended June 30, 1998
                                              -------------

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
                              Yes: X    No:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               Class                     Outstanding at August 5, 1998
    ----------------------------         ----------------------------
    Common Stock, Par Value $.10                   24,882,534

===========================================================================
                                   - 1 -

                                   PART I

                            FINANCIAL INFORMATION

                 SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                   ASSETS

                                                 June 30,     December 31,
                                                   1998           1997
                                                 ---------      ---------
                                                     ($ in thousands)
     Current Assets
       Cash                                      $   1,976      $   4,603
       Accounts receivable                          24,187         45,752
       Income taxes receivable                        -             3,074
       Inventories, at average cost                 19,358         20,465
       Under-recovered purchased gas costs, net       -             9,428
       Other                                         4,041          4,633
                                                 ---------      ---------
            Total current assets                    49,562         87,955
                                                 ---------      ---------
     Investments                                    12,676          7,039
                                                 ---------      ---------
     Property, Plant and Equipment, at cost
       Gas and oil properties, using the
         full cost method                          729,285        708,094
       Gas distribution systems                    216,073        212,779
       Gas in underground storage                   24,054         23,748
       Other                                        25,643         25,319
                                                 ---------      ---------
                                                   995,055        969,940
       Less:  Accumulated depreciation,
                depletion and amortization         458,395        366,638
                                                 ---------      ---------
                                                   536,660        603,302
                                                 ---------      ---------

     Other Assets                                   12,785         12,570
                                                 ---------      ---------





     Total Assets                                $ 611,683      $ 710,866
                                                 =========      =========



                 The accompanying notes are an integral part
                       of the financial statements.

                SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                  June 30,     December 31,
                                                    1998           1997
                                                 ---------      ---------
                                                      ($ in thousands)
     Current Liabilities
       Current portion of long-term debt         $   3,071      $   3,071
       Accounts payable                             28,083         29,903
       Taxes payable                                 4,900          3,893
       Interest payable                              2,353          2,569
       Customer deposits                             5,153          5,307
       Over-recovered purchased gas costs, net         149            -
       Other                                         4,242          4,246
                                                 ---------      ---------
            Total current liabilities               47,951         48,989
                                                 ---------      ---------
     Long-Term Debt, less current portion above    259,071        296,472
                                                 ---------      ---------
     Other Liabilities
       Deferred income taxes                       114,270        139,256
       Other                                         4,432          4,584
                                                 ---------      ---------
                                                   118,702        143,840
                                                 ---------      ---------
     Commitments and Contingencies

     Shareholders' Equity
       Common stock, $.10 par value; authorized
         75,000,000 shares, issued 27,738,084
         shares                                      2,774          2,774
       Additional paid-in capital                   21,444         21,475
       Retained earnings                           194,702        230,669
       Less:  Common stock in treasury, at cost
                2,863,080 shares in 1998 and
                2,904,519 shares in 1997            31,895         32,357
              Unamortized cost of 107,998
                restricted shares in 1998
                and 90,375 restricted shares
                in 1997, issued under stock
                incentive plan                       1,066            996
                                                 ---------      ---------
                                                   185,959        221,565
                                                 ---------      ---------
     Total Liabilities and Shareholders' Equity  $ 611,683      $ 710,866
                                                 =========      =========

                 The accompanying notes are an integral part
                         of the financial statements.

               SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                                                Quarter Ended                 Six Months Ended
                                                                   June 30,                       June 30,
                                                             1998           1997            1998           1997
                                                          ----------     ----------      ----------     ----------
                                                                  ($ in thousands, except per share amounts)
     Operating Revenues
       Gas sales                                          $   32,412     $   32,180      $   95,294     $  101,442
       Gas marketing                                          19,504         14,020          34,705         28,023
       Oil sales                                               2,575          3,667           5,344          7,683
       Gas transportation and other                            1,843          1,377           3,947          3,015
                                                          ----------     ----------      ----------      ---------
                                                              56,334         51,244         139,290        140,163
                                                          ----------     ----------      ----------      ---------
     Operating Costs and Expenses
       Gas purchases - utility                                 3,983          4,993          22,670         27,276
       Gas purchases - marketing                              19,054         13,602          33,326         26,714
       Operating and general                                  16,612         14,388          31,741         28,736
       Depreciation, depletion and amortization               12,399         11,543          25,438         23,829
       Write-down of oil and gas properties                   66,383            -            66,383            -
       Taxes, other than income taxes                          1,738          1,629           3,644          3,425
                                                          ----------     ----------      ----------      ---------
                                                             120,169         46,155         183,202        109,980
                                                          ----------     ----------      ----------      ---------
     Operating Income (Loss)                                 (63,835)         5,089         (43,912)        30,183
                                                          ----------     ----------      ----------      ---------
     Interest Expense                                          4,010          3,745           8,188          7,731
                                                          ----------     ----------      ----------      ---------
     Other Income (Expense)                                   (1,103)        (1,296)         (1,976)        (2,373)
                                                          ----------     ----------      ----------      ---------
     Income (Loss) Before Provision for Income Taxes         (68,948)            48         (54,076)        20,079
                                                          ----------     ----------      ----------      ---------
     Income Tax Provision (Benefit)
       Current                                                (1,418)          (243)          3,888          6,298
       Deferred                                              (25,472)           262         (24,978)         1,433
                                                          ----------     ----------      ----------      ---------
                                                             (26,890)            19         (21,090)         7,731
                                                          ----------     ----------      ----------      ---------
     Net Income (Loss)                                    $  (42,058)    $       29      $  (32,986)    $   12,348
                                                          ==========     ==========      ==========     ==========

     Basic Earnings (Loss) Per Share                          ($1.70)         $ .00          ($1.33)         $ .50
                                                              ======          =====          ======          =====

     Weighted Average Common Shares Outstanding           24,859,789     24,736,398      24,851,447     24,728,318
                                                          ==========     ==========      ==========     ==========

     Dilutive Earnings (Loss) Per Share                       $(1.70)         $ .00          $(1.33)         $ .50
                                                              ======          =====          ======          =====

     Dilutive Weighted Average Common
                         Shares Outstanding               24,859,789     24,834,804      24,851,447     24,855,471
                                                          ==========     ==========      ==========     ==========

     Dividends Declared Per Share Payable 8/5/98
       and 8/5/97                                              $ .06          $ .06           $ .06          $ .06
                                                               =====          =====           =====          =====

                  The accompanying notes are an integral part
                         of the financial statements.
                                   - 5 -

                 SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                           Six Months Ended
                                                               June 30,
                                                          1998        1997
                                                        --------    --------
                                                          ($ in thousands)
     Cash Flows From Operating Activities
       Net income (loss)                                $(32,986)   $ 12,348
       Adjustments to reconcile net income to
         net cash provided by operating activities:
           Depreciation, depletion and amortization       25,578      23,969
           Write-down of oil and gas properties           66,383         -
           Deferred income taxes                         (24,978)      1,433
           Equity in loss of partnership                   1,706       2,014
           Change in assets and liabilities:
             Decrease in accounts receivable              21,565      17,102
             Decrease in income taxes receivable           4,751      11,584
             Decrease in inventories                       1,107       1,111
             (Increase) decrease in under-recovered
              purchased gas costs                          9,577      (5,878)
             Increase (decrease) in accounts payable      (1,820)        719
             Net change in other current assets
              and liabilities                               (452)       (190)
                                                        --------    --------
     Net cash provided by operating activities            70,431      64,212
                                                        --------    --------
     Cash Flows From Investing Activities
       Capital expenditures                              (26,414)    (41,482)
       Investment in partnership                          (7,343)     (2,496)
       (Increase) decrease in gas stored underground        (306)      2,228
       Other items                                         1,386         563
                                                        --------    --------
     Net cash used in investing activities               (32,677)    (41,187)
                                                        --------    --------
     Cash Flows From Financing Activities
       Decrease in revolving long-term debt              (37,400)    (78,900)
       Issuance of long-term debt                            -        60,000
       Cash dividends                                     (2,981)     (2,966)
                                                        --------    --------
     Net cash used in financing activities               (40,381)    (21,866)
                                                        --------    --------
     Increase (decrease) in cash                          (2,627)      1,159
     Cash at beginning of year                             4,603       2,297
                                                        --------    --------
     Cash at end of period                              $  1,976    $  3,456
                                                        ========    ========

                The accompanying notes are an integral part
                        of the financial statements.
                                   - 6 -

                  SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1998

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

         Certain reclassifications have been made to the June 30, 1997, financial statements in order to conform with the 1998 presentation. These reclassifications had no effect on previously reported net income.

2.       OIL AND GAS PROPERTIES

         The Company utilizes the full cost method of accounting for costs related to its oil and natural gas properties. Under this method, all such costs (productive and nonproductive) are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the units-of-production method. These capitalized costs are subject to a ceiling test, however, which limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved gas and oil reserves discounted at 10 percent plus the lower of cost or market value of unproved properties. Such capitalized costs do not include costs related to unevaluated properties. At June 30, 1998, the Company's unamortized costs of oil and gas properties exceeded this ceiling amount by approximately $40.5 million (net of taxes) due to lower oil and gas prices and the transfer of previously unevaluated property costs to the amortizable portion of the full cost pool. As a result, the Company recognized a $40.5 million non-cash charge to earnings in the quarter ended June 30, 1998, by recording a write-down of its oil and gas properties of $66.4 million and a related reduction in the provision for deferred income taxes of $25.9 million.

3.       EARNINGS PER SHARE

         The Company has adopted Financial Accounting Standards Board Statement No. 128. "Earnings Per Share" (SFAS No. 128). Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during each year. The diluted earnings per share calculation adds to the weighted average number of common shares outstanding the incremental shares that would have been outstanding assuming the exercise of dilutive stock options. The impact of the adoption of SFAS No. 128 had no effect on reported earnings per share for the three month and six month periods ended June 30, 1998 and 1997.

4.       COMPREHENSIVE INCOME

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), establishing standards for reporting and display of comprehensive income and its components in financial statements. SFAS No. 130 defines comprehensive income as the total of net income and all other nonowner changes in equity. The Company had no nonowner changes in equity other than net income during the six months ended June 30, 1998 and 1997.

5.       DERIVATIVE AND HEDGING ACTIVITIES

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133
         establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

         SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS No. 133 cannot be applied retroactively and must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998).

         The Company has not yet quantified the impacts of adopting SFAS No. 133 on its financial statements, nor has it determined the timing of or method of adoption. However, it should be noted that SFAS No. 133 could increase volatility in future reported earnings and other comprehensive income.

6.       DIVIDEND PAYABLE

         A dividend of $.06 per share was declared July 8, 1998, payable August 5, 1998.

7.       INTEREST AND INCOME TAXES PAID

         The following table provides interest and income taxes paid during each period presented.


                                       Three months                       Six months
Periods Ended June 30                1998         1997               1998          1997
---------------------------------------------------------------------------------------
                                                      (in thousands)

Interest payments                    $9,280     $7,276             $9,781        $8,845
Income tax payments                  $2,342       $219             $2,342          $384

                                      - 9 -

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following updates information as to the Company's financial condition provided in the Company's Form 10-K for the year ended December 31, 1997, and analyzes the changes in the results of operations between the three and six month periods ended June 30, 1998, and the comparable periods of 1997.

RESULTS OF OPERATIONS

The Company reported a net loss of $42.1 million, or $1.70 per share, for the second quarter of 1998, and a net loss of $33.0 million, or $1.33 per share, for the six months ended June 30, 1998, reflecting the impact of an after-tax, non-cash ceiling test write-down of its oil and gas properties of $40.5 million, or $1.63 per share. Excluding the write-down, the Company would have recognized a net loss for the three months ended June 30, 1998, of $1.6 million, or $.07 per share, down from net income of $29,000, or $.00 per share, for the same period in 1997. For the six months ended June 30, 1998, net income would have been $7.5 million, or $.30 per share, down from to $12.3 million, or $.50 per share, for the same period in 1997, primarily due to lower wellhead prices for both oil and gas.

The Company utilizes the full cost method of accounting for costs related to its oil and natural gas properties. Under this method, all such costs (productive and nonproductive) are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the units-of-production method. These capitalized costs are subject to a ceiling test, however, which limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved gas and oil reserves discounted at 10 percent plus the lower of cost or market value of unproved properties. Such capitalized costs do not include costs related to unevaluated properties. At June 30, 1998, the Company's unamortized costs of oil and gas properties exceeded this ceiling amount by approximately $40.5 million (net of taxes) due to lower gas and oil prices and the transfer of previously unevaluated property costs to the amortizable portion of the full cost pool. As a result, the Company recognized a $40.5 million non-cash charge to earnings in the quarter ended June 30, 1998, by recording a write-down of its oil and gas properties of $66.4 million ($.19 per equivalent Mcf of existing proved reserves and $3.49 per equivalent Mcf produced in the first six months) and a related reduction in the provision for deferred income taxes of $25.9 million. The Company's full cost ceiling is evaluated at the end of each quarter. If gas and oil prices remain at the current low levels for a prolonged period, or other changes occur that affect terms of existing sales contracts, the Company may be required to reflect additional non-cash charges to earnings in future quarterly periods related to the Company's unamortized costs of oil and gas properties.

The Company transferred approximately $27.2 million of previously unevaluated property costs to its amortizable full cost pool during the second quarter of 1998 in connection with the Company's semi-annual impairment review of its properties. A large portion of the costs transferred were costs incurred over the past two years for 3-D seismic data, leasehold and lease options related to the Company's Henry project in south Louisiana. The final processed seismic data for this project was received in September, 1997. The review and interpretation of this data was completed during the second quarter of 1998. After the transfer of these costs, net unamortized costs for unevaluated properties excluded from the amortizable full cost pool at June 30, 1998, were approximately $47.1 million, down from $69.3 million at December 31, 1997.

Excluding the impact of the write-down of oil and gas properties, results for the second quarter 1997 were unfavorably impacted by low oil prices, increased operating and general expenses, and higher depreciation, depletion and amortization expense. The following tables compare operating revenues and operating income (before the effects of the write-down of oil and gas properties) by business segment for the three and six month periods ended June 30, 1998 and 1997:


                                                    Quarter Ended                    Six Months Ended
                                                      June 30,                           June 30,
                                                ---------------------             --------------------
                                                1998             1997             1998            1997
                                                ----             ----             ----            ----
                                                                     (in thousands)
Revenues
  Exploration and production                   $21,146          $20,633          $45,407         $49,915
  Gas distribution                              22,528           24,280           78,552          85,179
  Energy services and other                     24,509           18,553           43,882          35,536
  Eliminations                                 (11,849)         (12,222)         (28,551)        (30,467)
                                               -------          -------         --------        --------
                                               $56,334          $51,244         $139,290        $140,163
                                               =======          =======         ========        ========

Operating Income
  Exploration and production                   $ 3,065          $ 4,667         $  9,621        $ 17,102
  Gas distribution                                (708)             229           11,991          12,194
  Energy services and other                        191              193              859             887
                                               -------          -------         --------        --------
                                               $ 2,548          $ 5,089         $ 22,471        $ 30,183
                                               =======          =======         ========        ========

Exploration and Production
Revenues of the exploration and production segment were up slightly for the three month period ended June 30, 1998, and were down 9% for the six month period ended June 30, 1998, both as compared to the same periods in 1997. Operating income of this segment, excluding the write-down, was down $1.6 million for the three months ended June 30, 1998, and was down $7.5 million for the six months ended June 30, 1998, as compared to the same periods in 1997.

Gas production for the three months ended June 30, 1998, was 8.0 Bcf, compared to 7.9 Bcf for the same period in 1997. For the six months ended June 30, 1998, gas production was 16.7 Bcf, compared to 16.6 Bcf in 1997. The Company's sales to its utility distribution systems were 6.9 Bcf during the six months ended June 30, 1998, compared to 7.6 Bcf for the same period in 1997. The decline in sales to the utility segment was primarily the result of weather that was 11% warmer than in 1997. Southwestern received an average price of $2.33 per Mcf for its gas production during the three months ended June 30, 1998, up from $2.13 per Mcf for the same period in 1997. The Company received an average price of $2.39 per Mcf for its gas production during the six months ended June 30, 1998, down from $2.54 per Mcf for the same period in 1997.

Most of the intersegment gas sales to Arkansas Western Gas Company (AWG), the utility subsidiary that operates the Company's northwest Arkansas utility system, are pursuant to a long-term contract entered into in 1978 which was amended and restated in 1994. AWG purchased 4.6 Bcf under this contract at an average price of $3.09 per Mcf in the first six months of 1998, compared to 4.4 Bcf at an average price of $3.32 per Mcf for the same period in 1997. This contract expired July 24, 1998, but is being continued on a month-to-month basis pending resolution of the issues described below. In March, 1997, AWG filed a gas supply plan with the Arkansas Public Service Commission which projects system load growth patterns and long range gas supply needs for the utility's northwest Arkansas system. As part of its long range supply plan, AWG proposed a new intersegment gas supply contract for a similar portion of its system needs at a price competitive with the cost of alternative supplies. After extensive negotiations, the issues surrounding AWG's gas supply plan have not yet been resolved. The Company believes it is likely that these issues will be resolved in a manner that requires that the gas supply now provided under this contract be replaced through a competitive bidding process involving multiple potential suppliers. If this occurs, SEECO's continued sales of these volumes to AWG, and the price of any such sales, will depend on the result of this competitive bidding process. Other sales to AWG are made under long-term contracts with flexible pricing provisions.

The Company's oil production was 387 thousand barrels (MBbls) during the six months ended June 30, 1998, down slightly from 398 MBbls for the same period of 1997. Southwestern received an average price of $13.82 per barrel for its oil production during the six months ended June 30, 1998, down from $19.32 per barrel for the same period of 1997. The decrease in average price reflects the general decline in the market price for oil during the first half of 1998.

Gas Distribution
Operating income of the gas distribution segment decreased $.9 million for the second quarter of 1998 and $.2 million for the first six months of 1998, as compared to the same periods in 1997, due primarily to lower volumes delivered to customers as a result of warmer weather. The utility systems delivered 18.2 Bcf to sales and end-use transportation customers during the six months ended June 30, 1998, down from 18.7 Bcf for the same period in 1997. Operating income for the first six months of 1998 remained relatively flat with 1997 results despite weather that was 10% warmer than normal and 11% warmer than the same period of 1997. Rate increases and tariff changes totaling $3.0 million annually implemented in late 1997 largely offset the effect of warmer weather. The utility also realized 2% growth in the average number of customers.

The Company's average rate for its utility sales increased to $5.40 per Mcf during the first six months of 1998, up from $5.22 per Mcf for the same period in 1997. The increase was the result of the rate increases discussed above and the effects of weather normalization clauses included in the rate tariffs of Arkansas customers.

Energy Services
Operating income for the energy services segment was $.1 million on revenues of $24.4 million for the second quarter of 1998, compared to $.2 million on revenues of $18.5 million for the same period in 1997. For the six months ended June 30, 1998, operating income for this segment was $.8 million on revenues of $43.7 million, compared to $.9 million on revenues of $35.4 million for the same period in 1997. The Company marketed 21.6 Bcf of gas in the first six months of 1998, compared to 16.4 Bcf for the same period in 1997. The higher margins applicable to the first half of 1997 primarily relate to income realized from the Company's unregulated storage facilities which were utilized to take advantage of the higher gas prices available at that time.

A portion of the activity of the energy services segment involves the NOARK Pipeline System (NOARK). The Company's share of NOARK's pre-tax loss included in other income was $.9 million for the second quarter of 1998 and $1.7 million for the first six months of 1998, compared to $.9 million and $2.0 million, respectively, for the same periods in 1997. The improvement in NOARK's pre-tax loss for the first half of 1998 primarily reflects a lower interest rate on NOARK's debt which resulted from a refinancing discussed below in "Changes in Financial Condition".

In  January,  1998,  the  Company  entered  into an  agreement  with Enogex Inc.
(Enogex), a subsidiary of OGE Energy Corp., to expand the NOARK system and provide access to Oklahoma gas supplies through an integration of NOARK with the Ozark Gas Transmission System (Ozark). Ozark is a 437-mile interstate pipeline system which begins in eastern Oklahoma and terminates in eastern Arkansas. On July 1, 1998, the Federal Energy Regulatory Commission (FERC) authorized the operation and integration of the Ozark pipeline and the NOARK pipeline as a single, integrated pipeline. The FERC order also authorized the purchase of Ozark by a subsidiary of Enogex and the construction of integration facilities. Effective August 1, 1998, Enogex acquired Ozark and contributed the pipeline system to the NOARK partnership. Enogex has also acquired the NOARK partnership interests not held by Southwestern. In addition to its purchase of Ozark, Enogex will fund the integration project and an expansion of the combined system. The integrated system will include 749 miles of pipeline and have total throughput capacity of 330 MMcfd.

The Company, through its wholly owned subsidiary, Southwestern Energy Pipeline Company, held a 60% general partnership interest in NOARK through July 31, 1998. The Company's ownership interest in NOARK had temporarily increased from 48% in January, 1998 as a result of the Enogex transaction. Enogex will spend approximately $70 million to acquire Ozark and integrate it with NOARK. Upon completion and funding by Enogex of the integration, the Company's interest in the partnership will decrease to 25% and Enogex will own a 75% interest. The parties expect the integrated system to be operational by November 1, 1998. After a start-up period, the Company expects the improved project to eliminate the losses it has been experiencing on its NOARK investment.

Operating Costs and Expenses
Excluding the impact of the write-down of oil and gas properties, operating costs and expenses increased 17% in the second quarter of 1998 and increased 6% for the first six months of 1998, both as compared to the comparable periods in 1997. The increases were primarily caused by increased gas purchases by the energy services segment, increased operating and general expenses and higher depreciation, depletion and amortization expense, offset by lower purchased gas costs of the Company's gas distribution segment. The increase in operating and general expenses was due primarily to increased payroll and benefit costs, and for employee termination benefits and other costs incurred in connection with the closing of the Company's Oklahoma City exploration and production office. The activities of this office were consolidated into the Company's Houston office. The increase in depreciation, depletion and amortization expense was due to an increase in the amortization rate per unit of production in the exploration and production segment. The Company's amortization rate, excluding the impact of the write-down of oil and gas properties, was $1.11 per Mcf equivalent for the first six months of 1998, compared to $1.04 for the same period in 1997. Due to the write-down of its property costs, the Company's amortization rate will drop below these levels. The future amortization rate will be impacted by the level of reserve additions and costs added to the full cost pool.

Interest expense, net of capitalization, for the six months ended June 30, 1998, was up 6% compared to the same period in 1997, due to slightly higher average borrowings. Interest is capitalized in the exploration and production segment on costs that are unevaluated and excluded from amortization. The Company's capitalized interest for this segment will initially be lower going forward due to the transfer of approximately $27.2 million of previously unevaluated costs to the amortizable full cost pool in the second quarter of 1998.

The previously discussed write-down of the Company's oil and gas properties resulted in a deferred tax benefit of $25.9 million. Excluding the impact of this change in deferred, the changes in the provisions for current and deferred income taxes recorded in the three and six month periods ended June 30, 1998, as compared to the same periods in 1997, resulted primarily from the level of taxable income and from the deduction of intangible drilling costs in the year incurred for tax purposes, netted against the turnaround of intangible drilling costs deducted for tax purposes in prior years. Intangible drilling costs are capitalized and amortized over future years for financial reporting purposes under the full cost method of accounting.

Year 2000
The year 2000 problem impacts most companies as many informational and operational systems that currently exist will be unable to continue processing in the year 2000 due to the improper recognition of calendar dates. The Company began an initial review in late 1996 of its processing systems and the ability of those systems to process year 2000 data. The primary financial information systems of the Company that are supported by outside vendors are designed to accommodate the century date or are scheduled for an upgrade in 1998 to a year 2000 compliant version at no additional cost to the Company. The Company is currently testing these upgrades and expects these systems to be year 2000 compliant by the end of 1998. Other information systems supported internally by the Company are either scheduled for replacement at which time they will become year 2000 compliant or they will be subject to modification to support year 2000 processing during 1998. The costs associated with the modification of these systems is not expected to have a material impact on the Company's financial condition or its results of operations.

The Company has also identified internal processes and areas of non-information technology (e.g. equipment with embedded chips) that require modification to process year 2000 data or that require further assessment. The Company is replacing the operating system of its personal computers to the NT version of Windows, which will also result in the replacement of noncompliant personal computers and the related software that is not already year 2000 compliant. This roll-out of NT was a scheduled replacement not directly related to the year 2000 problem. It is expected to be completed by the end of 1998 at an estimated cost of $.6 million. An assessment is underway in other non-information technology areas related to electronic meter reading and field measurement. Currently, replacement of electronic meter reading equipment is estimated to cost approximately $.3 million and is expected to be completed by the end of 1998. The Company has not completed its estimate of the timing and costs related to its field measurement equipment, but it is not expected to have a material impact on the Company's financial condition or its results of operations.

The Company is also evaluating the risk of year 2000 noncompliance by third parties through communication with industry partners, suppliers, financial institutions and others. The Company does not have a material relationship with any single third party entity that would cause a significant business interruption as a result of that party's year 2000 noncompliance. However, these third parties have been risk-weighted based upon the historical level of business transacted with the Company. The Company is now beginning the process of contacting parties who have not responded to the Company's request for information or whose responses are inadequate. The parties are being contacted in order of the perceived risk that is posed to the Company by their potential year 2000 noncompliance. The Company is taking the above steps to lessen the risk associated with year 2000 noncompliance by third parties, however, if a substantial number of third parties in the aggregate were not year 2000 compliant in their processing systems, the Company could be adversely impacted by such things as late or incorrect revenue receipts or expense disbursements, communication problems, or scheduling problems related to the transportation of natural gas. Based upon its assessment to date of third party assurances, the Company does not anticipate any material disruptions in its business activities as a result of third party noncompliance, although it cannot be certain that such disruptions will not occur.


CHANGES IN FINANCIAL CONDITION

Changes in the Company's financial condition at June 30, 1998, as compared to December 31, 1997, primarily reflect the seasonal nature of the gas distribution segment of the Company's business.

Routine capital expenditures, cash dividends and scheduled debt retirements are predominately funded through cash provided by operations. For the first six months of 1998 and 1997, net cash provided by operating activities was $70.4 million and $64.2 million, respectively, and exceeded the total of these routine requirements. The increase in net cash provided by operating activities during the first six months of 1998 was largely due to the utility segment's collection of $9.6 million of gas costs incurred during the past year, but deferred for collection until 1998 pursuant to the utility's purchased gas adjustment clauses in its filed rate tariffs. The Company had net over-recovered purchased gas costs of $.1 million at June 30, 1998, that were classified as a current liability. At December 31, 1997, the Company had net under-recovered purchased gas costs of $9.4 million. This amount was classified as a current asset.


Financing Requirements
The Company has access to $80.0 million of medium to long-term capital at current market lending rates through two floating rate credit facilities. Of this amount, $9.0 million was outstanding at June 30, 1998, all of which was classified as long-term debt. During the first six months of 1998, the Company's revolving long-term debt decreased by $37.4 million primarily due to cash flow generated by seasonally high utility revenues and the collection of deferred gas costs discussed above. Due primarily to the second quarter write-down of the Company's oil and gas properties, shareholders' equity decreased by $35.6 million, as compared to December 31, 1997. As a result, long-term debt at June 30, 1998, accounted for 58.2% of the Company's capitalization, up slightly from 57.2% at December 31, 1997.

The Company expects its outstanding borrowings to increase during the upcoming months of 1998 as cash generated from operations will be less than the requirements for routine capital expenditures and cash dividends due to lower levels of heating-generated revenues and seasonally higher capital expenditures resulting from favorable drilling and construction weather. The Company's capital expenditures for the first six months of 1998 were $26.4 million, compared to $41.5 million for the same period in 1997. Planned capital spending during 1998 is expected to be at least $15.0 million, lower than actual 1997 spending. The Company is currently reviewing the timing and level of its capital expenditures for the remainder of 1998 and may further reduce its planned capital spending.

In connection with the Enogex transaction discussed above, the Company and a previous general partner converted certain of their loans to the NOARK partnership, plus accrued interest, into equity, and contributed approximately $10.7 million to the partnership to fund costs incurred in connection with the prepayment of NOARK's 9.74% Senior Secured Notes. The Company's share of the contribution was $6.5 million and is the primary reason for the increase in investments during the first half of 1998. The notes were temporarily refinanced with Senior Secured Notes payable to the other current general partner of NOARK. In June, 1998, the NOARK partnership issued $80.0 million of 7.15% Notes due 2018. Proceeds from the issue of the notes were used to repay the Senior Secured Notes and amounts borrowed under the partnership's bank revolving line of credit. The notes require semi-annual principal payments of $1.0 million beginning in December, 1998. The Company and the other general partner of NOARK have severally guaranteed the principal and interest payments on the NOARK debt. The Company's share of the several guarantee is 60%.

Working Capital
Accounts receivable has declined since December 31, 1997, due primarily to seasonally lower deliveries of the gas distribution segment. The decrease in income taxes receivable resulted from the receipt of federal income tax refunds and an increase in taxes payable resulted from taxable income generated in the first half of 1998. Accounts payable has decreased since December 31, 1997 due to the seasonally lower gas purchases for the gas distribution segment and due to the timing of expenditures. Other changes in current assets and current liabilities between periods resulted primarily from the timing of expenditures and receipts.

FORWARD-LOOKING INFORMATION

All statements, other than historical financial information, included in this discussion and analysis of financial condition and results of operations may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements reflect the Company's current views with respect to future events and performance. The Company believes that its expectations are based on reasonable assumptions. No assurances, however can be given that its goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include (1) the timing and extent of changes in commodity prices for gas and oil and interest rates, (2) the timing and extent of the Company's success in discovering, developing, producing, and estimating reserves, (3) the effects of weather and regulation on the Company's gas distribution segment, and (4) conditions in capital markets, availability of oil field services, drilling rigs, and other equipment, as well as other competitive factors during the periods covered by the forward-looking statements.

                                     PART II

                                OTHER INFORMATION


Item 1 - Legal Proceedings

In 1997, the Company's subsidiary, Southwestern Energy Production Company (SEPCO), filed suit against several parties, including an outside consultant previously employed by SEPCO, alleging breach of contract, fraud, and other causes of action in connection with services performed on SEPCO's south Louisiana exploration projects. On June 23, 1998, the outside consultant filed a counterclaim against SEPCO. The consultant's primary cause of action relates to a claim that he is contractually entitled to a 25% interest in the Boure' project, one of SEPCO's south Louisiana exploration projects. The counterclaim alleges seven different claims for relief, including breach of contract, fraud, and defamation and requests damages in excess of $10,000,000 for each claim plus punitive damages in excess of $10,000,000. The Company feels these claims are without merit and intends to vigorously contest them. Although the total amount of these claims is significant in the aggregate, management believes, based on its investigation, that the Company's ultimate liability, if any, will not be material to its consolidated financial position or results of operation.

Items 2 - 3

No developments required to be reported under Items 2 - 3 occurred during the quarter ended June 30, 1998.

Item 4 - Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 21, 1998, for the purpose of electing Directors of the Company for the ensuing year and to vote on a proposal to amend and restate the Southwestern Energy Company 1993 Stock Incentive Plan. Holders of 21,090,696 shares voted in total. Holders of 20,911,401 shares voted for the election of directors and 179,195 shares voted as withheld. Shares voted regarding the proposal to amend the Southwestern Energy Company 1993 Stock Incentive Plan were 15,811,187 for the amendment, 5,050,064 against, and 229,345 voted as abstentions. The Directors were elected with the number of shares voted as follows:

                                            Voted For                Withheld
                                            ---------                --------
            Lewis E. Epley, Jr.             20,877,946                212,750
            John Paul Hammerschmidt         20,858,779                231,917
            Robert L. Howard                20,901,327                189,369
            Kenneth R. Mourton              20,895,472                195,224
            Charles E. Scharlau             20,877,528                213,168

Items 5 - 6(a)

No developments required to be reported under Items 5 - 6(a) occurred during the quarter ended June 30, 1998.

Item 6(b)

On May 27, 1998, the Company filed a current report on Form 8-K dated May 22, 1998, announcing the appointment of Harold M. Korell as President and Chief Operating Officer of Southwestern Energy Company and its subsidiaries.

On June 2, 1998, the Company filed a current report on Form 8-K dated May 27, 1998, regarding a decision issued by the Arkansas Court of Appeals remanding an order of the Arkansas Public Service Commission (APSC) because the order did not contain adequate findings of fact for the court to conduct a meaningful review of the APSC's decision. The APSC's order was issued in November, 1996 in connection with a rate case filed by the Company's utility subsidiary.




                                   Signatures
                                   ----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  SOUTHWESTERN ENERGY COMPANY
                                                  ---------------------------
                                                          Registrant



DATE:     August 14, 1998                            /s/ GREGORY D. KERLEY
       ---------------------                    --------------------------------
                                                        Gregory D. Kerley
                                                 Senior Vice President - Finance
                                                   and Chief Financial Officer