Form 10-Q
period 1998-09-30
SOUTHWESTERN ENERGY CO
filed 1998-11-16
CIK 7332

===========================================================================

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                        -----------------------
                               FORM 10-Q
 (Mark one)
    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                           Exchange Act of 1934
               For the quarterly period ended September 30, 1998
                                              ------------------

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
                              Yes: X    No:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               Class                     Outstanding at November 5, 1998
    ----------------------------         -------------------------------
    Common Stock, Par Value $.10                    24,931,337

===========================================================================
                                   - 1 -

                                   PART I

                            FINANCIAL INFORMATION

                 SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                   ASSETS

                                               September 30,     December 31,
                                                   1998             1997
                                               ------------      ---------
                                                     ($ in thousands)
     Current Assets
       Cash                                      $     840      $   4,603
       Accounts receivable                          21,868         45,752
       Income taxes receivable                       3,653          3,074
       Inventories, at average cost                 23,794         20,465
       Under-recovered purchased gas costs, net        -            9,428
       Other                                         4,219          4,633
                                                 ---------      ---------
            Total current assets                    54,374         87,955
                                                 ---------      ---------
     Investments                                    12,377          7,039
                                                 ---------      ---------
     Property, Plant and Equipment, at cost
       Gas and oil properties, using the
         full cost method                          741,332        708,094
       Gas distribution systems                    216,053        212,779
       Gas in underground storage                   25,794         23,748
       Other                                        26,206         25,319
                                                 ---------      ---------
                                                 1,009,385        969,940
       Less:  Accumulated depreciation,
                depletion and amortization         468,254        366,638
                                                 ---------      ---------
                                                   541,131        603,302
                                                 ---------      ---------

     Other Assets                                   11,987         12,570
                                                 ---------      ---------





     Total Assets                                $ 619,869      $ 710,866
                                                 =========      =========



                 The accompanying notes are an integral part
                       of the financial statements.

                SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                September 30,    December 31,
                                                    1998            1997
                                                -------------    ---------
                                                      ($ in thousands)
     Current Liabilities
       Current portion of long-term debt         $   3,071      $   3,071
       Accounts payable                             24,007         29,903
       Taxes payable                                 3,282          3,893
       Interest payable                              7,080          2,569
       Customer deposits                             5,233          5,307
       Other                                         5,704          4,246
                                                 ---------      ---------
            Total current liabilities               48,377         48,989
                                                 ---------      ---------
     Long-Term Debt, less current portion above    267,371        296,472
                                                 ---------      ---------
     Other Liabilities
       Deferred income taxes                       118,279        139,256
       Other                                         3,874          4,584
                                                 ---------      ---------
                                                   122,153        143,840
                                                 ---------      ---------
     Commitments and Contingencies

     Shareholders' Equity
       Common stock, $.10 par value; authorized
         75,000,000 shares, issued 27,738,084
         shares                                      2,774          2,774
       Additional paid-in capital                   21,252         21,475
       Retained earnings                           190,382        230,669
       Less:  Common stock in treasury, at cost
                2,804,259 shares in 1998 and
                2,904,519 shares in 1997            31,253         32,357
              Unamortized cost of 137,588
                restricted shares in 1998
                and 90,375 restricted shares
                in 1997, issued under stock
                incentive plan                       1,187            996
                                                 ---------      ---------
                                                   181,968        221,565
                                                 ---------      ---------
     Total Liabilities and Shareholders' Equity  $ 619,869      $ 710,866
                                                 =========      =========

                 The accompanying notes are an integral part
                         of the financial statements.

               SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                                                Quarter Ended                 Nine Months Ended
                                                                 September 30,                  September 30,
                                                             1998           1997            1998           1997
                                                          ----------     ----------      ----------     ----------
                                                                  ($ in thousands, except per share amounts)
     Operating Revenues
       Gas sales                                          $   27,974     $   27,876      $  123,268     $  129,318
       Gas marketing                                          21,851         16,264          56,556         44,287
       Oil sales                                               2,138          3,295           7,482         10,978
       Gas transportation and other                            1,588          1,209           5,535          4,224
                                                          ----------     ----------      ----------      ---------
                                                              53,551         48,644         192,841        188,807
                                                          ----------     ----------      ----------      ---------
     Operating Costs and Expenses
       Gas purchases - utility                                 3,588          2,773          26,258         30,049
       Gas purchases - marketing                              21,199         15,877          54,525         42,591
       Operating and general                                  13,865         14,019          45,606         42,755
       Depreciation, depletion and amortization               10,356         11,123          35,794         34,952
       Write-down of oil and gas properties                      -              -            66,383            -
       Taxes, other than income taxes                          1,629          1,731           5,273          5,156
                                                          ----------     ----------      ----------      ---------
                                                              50,637         45,523         233,839        155,503
                                                          ----------     ----------      ----------      ---------
     Operating Income (Loss)                                   2,914          3,121         (40,998)        33,304
                                                          ----------     ----------      ----------      ---------
     Interest Expense                                          4,457          4,114          12,645         11,845
                                                          ----------     ----------      ----------      ---------
     Other Income (Expense)                                     (638)        (1,068)         (2,614)        (3,441)
                                                          ----------     ----------      ----------      ---------
     Income (Loss) Before Provision for Income Taxes          (2,181)        (2,061)        (56,257)        18,018
                                                          ----------     ----------      ----------      ---------
     Income Tax Provision (Benefit)
       Current                                                (4,705)        (4,801)           (817)         1,497
       Deferred                                                3,855          4,007         (21,123)         5,440
                                                          ----------     ----------      ----------      ---------
                                                                (850)          (794)        (21,940)         6,937
                                                          ----------     ----------      ----------      ---------
     Net Income (Loss)                                    $   (1,331)    $   (1,267)       $(34,317)    $   11,081
                                                          ==========     ==========      ==========     ==========

     Basic Earnings (Loss) Per Share                          ($0.05)        ($0.05)         ($1.38)         $ .45
                                                              ======         ======          ======          =====

     Weighted Average Common Shares Outstanding           24,892,778     24,742,129      24,865,375     24,732,972
                                                          ==========     ==========      ==========     ==========

     Diluted Earnings (Loss) Per Share                       $(0.05)        ($0.05)         $(1.38)         $ .45
                                                              ======         ======          ======          =====

     Diluted Weighted Average Common
       Shares Outstanding                                 24,892,778     24,742,129      24,865,375     24,846,650
                                                          ==========     ==========      ==========     ==========

     Dividends Declared Per Share Payable 11/5/98
       and 11/5/97                                             $ .06          $ .06           $ .06          $ .06
                                                               =====          =====           =====          =====

                  The accompanying notes are an integral part
                         of the financial statements.
                                   - 5 -

                 SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                             Nine Months Ended
                                                               September 30,
                                                             1998        1997
                                                           --------    --------
                                                             ($ in thousands)
     Cash Flows From Operating Activities
       Net income (loss)                                   $(34,317)   $ 11,081
       Adjustments to reconcile net income to
         net cash provided by operating activities:
           Depreciation, depletion and amortization          36,790      35,732
           Write-down of oil and gas properties              66,383         -
           Deferred income taxes                            (21,123)      5,440
           Equity in loss of partnership                      2,618       3,169
           Change in assets and liabilities:
             Decrease in accounts receivable                 23,884      11,589
             (Increase) decrease in income taxes receivable    (579)      4,235
             Increase in inventories                         (3,329)     (4,382)
             (Increase) decrease in under-recovered
                 purchased gas costs                          9,734      (7,612)
             Increase (decrease) in accounts payable         (5,896)      3,683
             Increase in interest payable                     4,511       4,898
             Net change in other current assets
                 and liabilities                                881      (2,546)
                                                           --------    --------
     Net cash provided by operating activities               79,557      65,287
                                                           --------    --------
     Cash Flows From Investing Activities
       Capital expenditures                                 (41,641)    (64,751)
       Investment in partnership                             (7,955)     (3,726)
       Increase in gas stored underground                    (2,046)     (1,112)
       Other items                                            3,392        (117)
                                                           --------    --------
     Net cash used in investing activities                  (48,250)    (69,706)
                                                           --------    --------
     Cash Flows From Financing Activities
       Decrease in revolving long-term debt                 (29,100)    (66,700)
       Issuance of long-term debt                               -        75,000
       Cash dividends                                        (5,970)     (4,451)
                                                           --------    --------
     Net cash provided (used) in financing activities       (35,070)      3,849
                                                           --------    --------
     Decrease in cash                                        (3,763)       (570)
     Cash at beginning of year                                4,603       2,297
                                                           --------    --------
     Cash at end of period                                 $    840    $  1,727
                                                           ========    ========

                The accompanying notes are an integral part
                        of the financial statements.
                                   - 6 -

                  SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1998

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

         Certain reclassifications have been made to the September 30, 1997, financial statements in order to conform with the 1998 presentation. These reclassifications had no effect on previously reported net income.

2.       CONTINGENCIES AND COMMITMENTS

         The Company announced on October 16, 1998, that a state court jury in Fort Smith, Arkansas, by a vote of nine to three, returned a verdict against the Company and two of its wholly-owned subsidiaries, SEECO, Inc. and Arkansas Western Gas Company, in the amount of $62.1 million. The trial judge subsequently awarded pre-judgment interest in an amount of $31.1 million, and post-judgment interest accrued from the date of the judgment at the rate of 10% per annum simple interest. The Company has been required by the state court to post a judgment bond in the amount of $102.5 million (verdict amount plus pre-judgment interest and one year of post-judgment interest) in order to stay the jury's verdict and proceed with an appeal process. Subject to court approval, the bond will be placed by a surety company and will be collateralized by unsecured letters of credit.

         The verdict was returned following a trial on the issues of a class action lawsuit brought by certain royalty owners of SEECO, Inc., who contend that since 1979 the defendants breached implied covenants in certain oil and gas leases, misrepresented or failed to disclose material facts to royalty owners concerning gas purchase contracts between the Company's subsidiaries, and failed to fulfill other alleged common law duties to the members of the royalty owner plaintiff class. The litigation was commenced in May 1996 and was disclosed by the Company at that time.

         The Company believes that the jury's verdict was wrong as a matter of law and fact and that incorrect rulings by the trial judge (including evidentiary rulings and prejudicial jury instructions) provide substantial grounds for a successful appeal. The Company has asked the trial judge to recuse himself due to his apparent bias toward the plaintiffs and has also filed a motion with the trial court for judgement notwithstanding the verdict or, in the alternative, for a new trial. The Company has obtained a temporary stay of the judgment on the jury's verdict and intends to file and vigorously prosecute an appeal in the Arkansas

         Supreme Court if its post trial motions are denied. The Company expects that an indefinite stay pending appeal will be approved by the state court trial judge upon approval of the bond. If the Company is not successful in post trial motions and its appeal from the jury verdict, the Company's financial condition and results of operations would be materially and adversely affected.

3.       OIL AND GAS PROPERTIES

         The Company utilizes the full cost method of accounting for costs related to its oil and natural gas properties. Under this method, all such costs (productive and nonproductive) are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the units-of-production method. These capitalized costs are subject to a ceiling test, however, which limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved gas and oil reserves discounted at 10 percent plus the lower of cost or market value of unproved properties. Such capitalized costs do not include costs related to unevaluated properties. At September 30, 1998, the Company's unamortized costs of oil and gas properties exceeded this ceiling amount by approximately $40.1 million (net of taxes) due primarily to low oil and gas prices. However, the ceiling limitation was recalculated using October, 1998 prices, as prescribed by SEC guidelines, and, as a result, the Company's unamortized costs of oil and gas properties did not exceed this recomputed ceiling amount.

4.       EARNINGS PER SHARE

         The Company has adopted Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" (SFAS No. 128). Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during each year. The diluted earnings per share calculation adds to the weighted average number of common shares outstanding the incremental shares that would have been outstanding assuming the exercise of dilutive stock options. The impact of the adoption of SFAS No. 128 had no effect on reported earnings per share for the three month and nine month periods ended September 30, 1998 and 1997.


5.       COMPREHENSIVE INCOME

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), establishing standards for reporting and display of comprehensive income and its components in financial statements. SFAS No. 130 defines comprehensive income as the total of net income and all other nonowner changes in equity. The Company had no nonowner changes in equity other than net income during the nine months ended September 30, 1998 and 1997.

6.       DERIVATIVE AND HEDGING ACTIVITIES

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

7.       DIVIDEND PAYABLE

         A dividend of $.06 per share was declared September 11, 1998, payable November 5, 1998.


8.       INTEREST AND INCOME TAXES PAID

         The following table provides interest and income taxes paid during each period presented.


                                       Three months                      Nine months
Periods Ended September 30           1998         1997               1998          1997
---------------------------------------------------------------------------------------
                                                      (in thousands)

Interest payments                    $145        $431             $9,926        $9,276
Income tax payments                  $907      $3,025             $3,249        $3,409

                                      - 9 -

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following updates information as to the Company's financial condition provided in the Company's Form 10-K for the year ended December 31, 1997, and analyzes the changes in the results of operations between the three and nine month periods ended September 30, 1998, and the comparable periods of 1997.

RESULTS OF OPERATIONS

The Company reported a net loss of $1.3 million, or $.05 per share, for the third quarter of 1998, even with the same period in 1997. The loss reflects the seasonal nature of both natural gas prices and consumption by the Company's utility customers. The Company reported a net loss of $34.3 million, or $1.38 per share, for the nine months ended September 30, 1998. The loss for the nine months reflects the impact of an after-tax, non-cash ceiling test write-down of the Company's oil and gas properties of $40.5 million, or $1.63 per share, recorded in the second quarter of 1998. Excluding the non-cash charge, the Company would have recognized net income for the nine months ended September 30, 1998, of $6.2 million, or $.25 per share, down from net income of $11.1 million, or $.45 per share, for the same period in 1997. The decrease in earnings (excluding the non-cash charge) was primarily due to lower wellhead prices for both oil and gas.

The Company utilizes the full cost method of accounting for costs related to its oil and natural gas properties. Under this method, all such costs (productive and nonproductive) are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the units-of-production method. These capitalized costs are subject to a ceiling test, however, which limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved gas and oil reserves discounted at 10 percent plus the lower of cost or market value of unproved properties. Such capitalized costs do not include costs related to unevaluated properties. At September 30, 1998, the Company's unamortized costs of oil and gas properties exceeded this ceiling amount by approximately $40.1 million (net of taxes) due primarily to low oil and gas prices. However, the ceiling limitation was recalculated using October, 1998 prices, as prescribed by SEC guidelines, and, as a result, the Company's unamortized costs of oil and gas properties did not exceed this recomputed ceiling amount. The Company's full cost ceiling is evaluated at the end of each quarter. A decline in gas and oil prices from current levels, or other factors, without other mitigating circumstances, could cause a future write-down of capitalized costs and a non-cash charge against future earnings.

The following tables compare operating revenues and operating income (before the effects of the second quarter write-down of oil and gas properties) by business segment for the three and nine month periods ended September 30, 1998 and 1997:


                                                    Quarter Ended                   Nine Months Ended
                                                    September 30,                     September 30,
                                                ---------------------             --------------------
                                                1998             1997             1998            1997
                                                ----             ----             ----            ----
                                                                     (in thousands)
Revenues
  Exploration and production                   $18,975          $20,324          $64,382         $70,239
  Gas distribution                              16,711           18,791           95,263         103,970
  Energy services and other                     27,250           20,779           71,132          56,315
  Eliminations                                  (9,385)         (11,250)         (37,936)        (41,717)
                                               -------          -------         --------        --------
                                               $53,551          $48,644         $192,841        $188,807
                                               =======          =======         ========        ========

Operating Income
  Exploration and production                   $ 4,345          $ 4,942         $ 13,966        $ 22,044
  Gas distribution                              (1,818)          (2,021)          10,173          10,173
  Energy services and other                        387              200            1,246           1,087
                                               -------          -------         --------        --------
                                               $ 2,914          $ 3,121         $ 25,385        $ 33,304
                                               =======          =======         ========        ========



Exploration and Production

Revenues of the exploration and production segment were down 7% for the three month period ended September 30, 1998, and were down 8% for the nine month period ended September 30, 1998, both as compared to the same periods in 1997. Operating income of this segment was down $.6 million for the three months ended September 30, 1998, and excluding the write-down of oil and gas properties, was down $8.1 million for the nine months ended September 30, 1998, both as compared to the same periods in 1997. Gas production for the three months ended September 30, 1998, was 7.6 Bcf, even with the same period in 1997. For the nine months ended September 30, 1998, gas production was 24.3 Bcf, compared to 24.2 Bcf in 1997. The Company's sales to its utility distribution systems were 8.5 Bcf during the nine months ended September 30, 1998, compared to 10.1 Bcf for the same period in 1997. The decline in sales to the utility segment was primarily the result of weather that was 11% warmer than in 1997.

Southwestern received an average price of $2.22 per Mcf for its gas production during the three months ended September 30, 1998, down from $2.25 per Mcf for the same period in 1997. The Company received an average price of $2.34 per Mcf for its gas production during the nine months ended September 30, 1998, down from $2.45 per Mcf for the same period in 1997. The Company's average price was enhanced by 30 cents per Mcf for the quarter and 22 cents per Mcf for the first nine months of 1998 as a result of the Company's hedging activities. The Company hedged approximately 80% of its floating price gas production through September, 1998. For the period of October, 1998 through March, 1999, the Company has hedged approximately 1.4 Bcf per month at an average NYMEX price of $2.51 per Mcf.

Most of the intersegment gas sales to Arkansas Western Gas Company (AWG), the utility subsidiary that operates the Company's northwest Arkansas utility system, are pursuant to a long-term contract entered into in 1978 which was amended and restated in 1994. SEECO, one of the Company's exploration and production subsidiaries, sold 5.6 Bcf under this contract at an average price of $2.92 per Mcf in the first nine months of 1998, compared to 5.9 Bcf at an average price of $3.42 per Mcf for the same period in 1997. This contract expired July 24, 1998, but is being continued on a month-to-month basis through November, 1998. In March, 1997, AWG filed a gas supply plan with the Arkansas Public Service Commission (APSC) which projects system load growth patterns and long range gas supply needs for the utility's northwest Arkansas system. The gas supply plan also addressed replacement supplies for AWG's long-term contract with SEECO. After discussions with the APSC it was determined that the majority of the utility's future gas supply needs should be provided through a competitive bidding process. On October 1, 1998, AWG sent requests for proposal to various suppliers requesting bids on seven different packages of gas supply to be effective December 1, 1998. These bid requests included replacement of the gas supply and no-notice service previously provided by the long-term gas supply contract between AWG and SEECO. Eleven potential suppliers returned bids in late October.

SEECO along with the Company's energy services subsidiary successfully bid on five of the seven packages with prices based on the NorAm East Index plus a demand charge. The volumes of gas projected to be sold under these contracts in their first year are approximately equal to the historical annual volumes sold under the expired long-term contract. However, the volumes to be sold under these contracts are not fixed as they were under the expired contract. The total premium over the NorAm East Index under these contracts is estimated to be approximately $1.0 million lower (after tax) than the annual premium earned under the expired long-term contract. The majority of the premium will be received through monthly demand charges ranging from approximately $1.0 million in December through February to approximately $225,000 per month for the remainder of the year. These demand charges will be received regardless of volumes actually delivered. Other sales to AWG are made under long-term contracts with flexible pricing provisions.

The Company's oil production was 550 thousand barrels (MBbls) during the nine months ended September 30, 1998, compared to 576 MBbls for the same period of 1997. Southwestern received an average price of $13.60 per barrel for its oil production during the nine months ended September 30, 1998, down from $19.07 per barrel for the same period of 1997. The decrease in average price reflects the general decline in the market price for oil during the first nine months of 1998.

Gas Distribution

Operating income in the third quarter for the gas distribution segment improved by $.2 million from the level in 1997. Operating income for the first nine months of 1998 remained even with 1997 results, despite weather that was 12% warmer than normal and 11% warmer than last year. The utility systems delivered
22.4 Bcf to sales and end-use transportation customers during the nine months ended September 30, 1998, down from 23.0 Bcf for the same period in 1997. Rate increases and tariff changes totaling $3.0 million annually implemented in late 1997 helped offset the effect of decreased deliveries due to warmer weather. The utility also realized 2% growth in the average number of customers.

The Company's average rate for its utility sales increased to $5.62 per Mcf during the first nine months of 1998, up from $5.39 per Mcf for the same period in 1997. The increase was the result of the rate increases discussed above and the effects of weather normalization clauses included in the rate tariffs of Arkansas customers.

Energy Services

Operating income for the energy services segment was $.3 million on revenues of $27.1 million for the third quarter of 1998, compared to $.2 million on revenues of $20.7 million for the same period in 1997. For the nine months ended
September 30, 1998, operating income for this segment was $1.1 million on revenues of $70.8 million, compared to $1.1 million on revenues of $56.1 million for the same period in 1997. The Company marketed 36.4 Bcf of gas in the first nine months of 1998, compared to 26.1 Bcf for the same period in 1997. The higher margins in relation to revenue levels realized during 1997 primarily relate to income realized from the Company's unregulated storage facilities which were utilized to take advantage of the higher gas prices available at that time.

A portion of the activity of the energy services segment involves the NOARK Pipeline System (NOARK). The Company's share of NOARK's pre-tax loss included in other income was $.9 million for the third quarter of 1998 and $2.6 million for the first nine months of 1998, compared to $1.2 million and $3.2 million, respectively, for the same periods in 1997. The improvement in NOARK's pre-tax loss for the first nine months of 1998 primarily reflects a lower interest rate on NOARK's debt which resulted from a refinancing discussed below in "Changes in Financial Condition".

In  January,  1998,  the  Company  entered  into an  agreement  with Enogex Inc.
(Enogex), a subsidiary of OGE Energy Corp., to expand the NOARK system and provide access to Oklahoma gas supplies through an integration of NOARK with the Ozark Gas Transmission System (Ozark). Ozark is a 437-mile interstate pipeline system which begins in eastern Oklahoma and terminates in eastern Arkansas. On July 1, 1998, the Federal Energy Regulatory Commission (FERC) authorized the operation and integration of the Ozark pipeline and the NOARK pipeline as a single, integrated pipeline. The FERC order also authorized the purchase of Ozark by a subsidiary of Enogex and the construction of integration facilities. Effective August 1, 1998, Enogex acquired Ozark and contributed the pipeline system to the NOARK partnership. Enogex has also acquired the NOARK partnership interests not held by Southwestern. In addition to its purchase of Ozark, Enogex funded the integration project and an expansion of the combined system. Enogex spent approximately $70 million to acquire Ozark and integrate it with NOARK. The integrated system became operational November 1, 1998, and includes 749 miles of pipeline with a total throughput capacity of 330 MMcfd.

Effective November 1, 1998, the Company's interest in the expanded project decreased to 25% with Enogex owning a 75% interest. After its start-up period, the Company expects the improved project to significantly reduce the losses it has been experiencing on its NOARK investment.

Operating Costs and Expenses

Operating costs and expenses increased 11% in the third quarter of 1998 and increased 8% for the first nine months of 1998 (excluding the impact of the write-down of oil and gas properties), both as compared to the comparable periods in 1997. The increase in the third quarter was primarily caused by increased gas purchases by the gas distribution and energy services segments, partially offset by lower depreciation, depletion and amortization expense. The increase in the year-to-date expense was primarily due to increased gas purchases in the energy services segment, increased operating and general expenses and higher depreciation, depletion and amortization expense, offset by lower purchased gas costs of the gas distribution segment. The increase in operating and general expenses for the first nine months of 1998 was due primarily to increased payroll and benefit costs, and for employee termination benefits and other costs incurred in connection with the closing of the Company's Oklahoma City exploration and production office. The activities of this office were consolidated into the Company's Houston office. The increase in depreciation, depletion and amortization expense was due to an increase in the amortization rate per unit of production in the exploration and production segment for the nine month period ended September 30, 1998. The Company's amortization rate, excluding the impact of the write-down of oil and gas properties, was $1.07 per Mcf equivalent for the first nine months of 1998, compared to $1.05 for the same period in 1997. Due primarily to the write-down of its property costs in the second quarter of 1998, the Company's amortization rate for the third quarter of 1998 was $.96 per Mcf equivalent compared to $1.06 for the same period in 1997. The future amortization rate will be impacted by the level of reserve additions and costs added to the full cost pool.

Interest expense, net of capitalization, for the nine months ended September 30, 1998, was up 7% compared to the same period in 1997, due to slightly higher average borrowings. Interest is capitalized in the exploration and production segment on costs that are unevaluated and excluded from amortization. The Company's capitalized interest for this segment was down $.4 million, or 36%, in the third quarter of 1998 as compared to the prior year. This decrease was due to the transfer of approximately $27.2 million of previously unevaluated costs to the amortizable full cost pool in the second quarter of 1998.

The previously discussed second quarter write-down of the Company's oil and gas properties resulted in a deferred tax benefit of $25.9 million. Excluding the impact of this change in deferred income taxes, the changes in the provisions for current and deferred income taxes recorded in the three and nine month periods ended September 30, 1998, as compared to the same periods in 1997, resulted primarily from the level of taxable income and from the deduction of intangible drilling costs in the year incurred for tax purposes, netted against the turnaround of intangible drilling costs deducted for tax purposes in prior years. Intangible drilling costs are capitalized and amortized over future years for financial reporting purposes under the full cost method of accounting.

Year 2000

The year 2000 problem impacts most companies as many informational and operational systems that currently exist will be unable to continue processing in the year 2000 due to the improper recognition of calendar dates. The Company began an initial review in late 1996 of its processing systems and the ability of those systems to process year 2000 data. The primary financial information systems of the Company that are supported by outside vendors are designed to accommodate the century date or are scheduled for an upgrade in 1998 to a year 2000 compliant version at no additional cost to the Company. The Company is currently testing these upgrades and expects these systems to be year 2000 compliant by the end of 1998. Other information systems supported internally by the Company are either scheduled for replacement at which time they will become year 2000 compliant or they will be subject to modification to support year 2000 processing during 1998. Implementation and final testing of these systems is expected to be completed no later than mid-year 1999. The total costs associated with the modification of these systems are expected to be approximately $.8 million. Of this amount, approximately $.5 million relates to planned improvements that were not directly related to the year 2000 problem.

The Company has also identified internal processes and areas of non-information technology (e.g. equipment with embedded chips) that require modification to process year 2000 data or that require further assessment. The Company is replacing the operating system of its personal computers to the NT version of Windows, which will also result in the replacement of noncompliant personal computers and the related software that is not already year 2000 compliant. This rollout of NT was a scheduled replacement not directly related to the year 2000 problem. It is expected to be completed by the end of 1998 at an estimated cost of $.6 million. An assessment is underway in other non-information technology areas related to electronic meter reading and field measurement. Currently, replacement of electronic meter reading equipment is estimated to cost approximately $.3 million and is expected to be completed by the end of 1998. The Company has not completed its estimate of the timing and costs related to its field measurement equipment, but it is not expected to have a material impact on the Company's financial condition or its results of operations.

The highest risk area for the Company related to the year 2000 issues is noncompliance by third parties. At this time, the most reasonably likely worst case scenario would be year 2000 noncompliance by third parties that comprised a significant level of business conducted with the Company. Depending upon the level of noncompliance, the Company could be adversely impacted by such things as late or incorrect revenue receipts or expense disbursements, communication problems, or scheduling or delivery problems related to the transportation and distribution of natural gas. The Company is addressing this risk through communication with industry partners, suppliers, financial institutions and others. The major risk areas associated with third party noncompliance have been identified, and the third parties within these areas have been further risk-weighted based upon the Company's level of business reliance. These third parties are being contacted and the Company is in the process of evaluating responses and corresponding with those parties that have not responded or that have responded inadequately. As this process continues, the Company will develop contingency plans that it deems necessary based on its evaluations of third party readiness. The Company expects to have this process completed with any necessary contingency plans in place by mid-year 1999. No such contingency plans have been developed to date. Based upon its assessment of third party assurances at this time, the Company does not anticipate any material disruptions in its business activities as a result of third party year 2000 noncompliance, although it cannot be certain that such disruptions will not occur. If such disruptions do occur, the materiality of their impact on the Company's financial condition and results of operations will depend on the extent and duration of the disruptions and the nature of any legal proceedings resulting from the disruptions.

CHANGES IN FINANCIAL CONDITION

Changes in the Company's financial condition at September 30, 1998, as compared to December 31, 1997, primarily reflect the seasonal nature of the gas distribution segment of the Company's business.

Routine capital expenditures, cash dividends and scheduled debt retirements are predominately funded through cash provided by operations. For the first nine months of 1998 and 1997, net cash provided by operating activities was $79.6 million and $65.3 million, respectively, and exceeded the total of these routine requirements. The increase in net cash provided by operating activities during the first nine months of 1998 was largely due to the utility segment's collection of $9.7 million of gas costs incurred during 1997, but deferred for collection until 1998 pursuant to the utility's purchased gas adjustment clauses in its filed rate tariffs. The Company had net over-recovered purchased gas costs of $.3 million at September 30, 1998, recorded in other current liabilities. At December 31, 1997, the Company had net under-recovered purchased gas costs of $9.4 million. This amount was classified as a current asset.

Financing Requirements

The Company has access to $80.0 million of medium to long-term capital at current market lending rates through two floating rate credit facilities. Of this amount, $17.3 million was outstanding at September 30, 1998, all of which was classified as long-term debt. During the first nine months of 1998, the Company's revolving long-term debt decreased by $29.1 million primarily due to cash flow generated by seasonally high utility revenues and the collection of deferred gas costs discussed above. Due primarily to the second quarter write-down of the Company's oil and gas properties, shareholders' equity decreased by $39.6 million, as compared to December 31, 1997. As a result, long-term debt at September 30, 1998, accounted for 59.5% of the Company's capitalization, up from 57.2% at December 31, 1997.

The Company's capital expenditures for the first nine months of 1998 were $41.6 million, down from $64.8 million for the same period in 1997. The decrease primarily relates to reduced capital expenditures by the Company's exploration and production segment. Planned capital spending during 1998 is expected to be approximately $20.0 million lower than actual 1997 spending.

In connection with the Enogex transaction discussed above, the Company and a previous general partner converted certain of their loans to the NOARK partnership, plus accrued interest, into equity, and contributed approximately $10.7 million to the partnership to fund costs incurred in connection with the prepayment of NOARK's 9.74% Senior Secured Notes. The Company's share of the contribution was $6.5 million and is the primary reason for the increase in investments during the first nine months of 1998. The notes were temporarily refinanced with Senior Secured Notes payable to the other current general partner of NOARK. In June, 1998, the NOARK partnership issued $80.0 million of 7.15% Notes due 2018. Proceeds from the issue of the notes were used to repay the Senior Secured Notes and amounts borrowed under the partnership's bank revolving line of credit. The notes require semi-annual principal payments of $1.0 million beginning in December, 1998. The Company and the other general partner of

NOARK have severally guaranteed the principal and interest payments on the NOARK debt. The Company's share of the several guarantee is 60%.

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

                                    PART II

                                OTHER INFORMATION


Item 1 - Legal Proceedings

As previously disclosed in its Form 8-K filed October 16, 1998, a state court jury in Fort Smith, Arkansas, by a vote of nine to three, returned a verdict against the Company and two of its wholly-owned subsidiaries, SEECO, Inc. and Arkansas Western Gas Company, in the amount of $62.1 million. The trial judge subsequently awarded pre-judgment interest in an amount of $31.1 million and post-judgment interest accrued from the date of the judgment at the rate of 10% per annum simple interest. The Company has been required by the state court to post a judgment bond in the amount of $102.5 million (verdict amount plus pre-judgment interest and one year of post-judgment interest) in order to stay the jury's verdict and proceed with an appeal process. Subject to court approval, the bond will be placed by a surety company and will be collateralized by unsecured letters of credit.

The verdict was returned following a trial on the issues of a class action lawsuit brought by certain royalty owners of SEECO, Inc., who contend that since 1979 the defendants breached implied covenants in certain oil and gas leases, misrepresented or failed to disclose material facts to royalty owners concerning gas purchase contracts between the Company's subsidiaries, and failed to fulfill other alleged common law duties to the members of the royalty owner plaintiff class. The litigation was commenced in May 1996 and was disclosed by the Company at that time.

The Company believes that the jury's verdict was wrong as a matter of law and fact and that incorrect rulings by the trial judge (including evidentiary rulings and prejudicial jury instructions) provide substantial grounds for a successful appeal. The Company has asked the trial judge to recuse due to his apparent bias toward the plaintiffs and has also filed a motion with the trial court for judgement notwithstanding the verdict or, in the alternative, for a new trial. The Company has obtained a temporary stay of the judgment on the jury's verdict and intends to file and vigorously prosecute an appeal in the Arkansas Supreme Court if its post trial motions are denied. The Company expects that an indefinite stay pending appeal will be approved by the state court trial judge upon approval of the bond.

If the Company is not successful in post trial motions and its appeal from the jury verdict, the Company's financial condition and results of operations would be materially and adversely affected.

In its Form 8-K filed July 2, 1996, the Company disclosed that a lawsuit relating to overriding royalty interests in certain Arkansas oil and gas properties had been filed against it and two of its wholly owned subsidiaries. The lawsuit, which was brought by a party who was originally included in (but opted out of) the class action litigation described above, involves claims similar to those upon which judgment was rendered against the Company and its subsidiaries. In September 1998, another party who opted out of the class threatened the Company with similar litigation. While the amounts of these pending and threatened claims could be material, management believes, based on its investigations, that the Company's ultimate liability, if any, will not be material to its consolidated financial position or results of operations.

The  United  States  Minerals   Management   Service  (MMS),  a  federal  agency
responsible for the administration of federal oil and gas leases, is investigating the Company and its subsidiaries in respect of claims similar to those in the class action litigation. MMS was included in the class action litigation against its objections, but has not pursued further action to remove itself from the class. If MMS does remove itself from the class, its claims may be brought separately under federal statutes that provide for treble damages and civil penalties. In such event, the Company believes it would have defenses that were not available in the class action litigation. While the aggregate amount of MMS's claims could be material, management believes, based on its investigations, that the Company's ultimate liability, if any, will not be material to its consolidated financial position or results of operations.

Items 2 - 6(a)

No developments required to be reported under Items 2 - 6(a) occurred during the quarter ended September 30, 1998.

Item 6(b)

On October 16, 1998, the Company filed a current report on Form 8-K dated October 15, 1998, announcing the verdict of a state court jury in a class action royalty lawsuit against Southwestern Energy Company and two of its subsidiaries. The verdict is discussed above in Item 1 of Part II.

On October 30, 1998, the Company filed a current report on Form 8-K dated October 29, 1998, announcing the appointment by the Company's Board of Directors of Harold Korell to replace Charles E. Scharlau as Chief Executive Officer of the Company effective January 1, 1999. Mr. Korell was also elected to the Company's Board of Directors effective immediately.


                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           SOUTHWESTERN ENERGY COMPANY
                                   Registrant



DATE:    November 16, 1998                          /s/ GREGORY D. KERLEY
                                                -------------------------------
                                                      Gregory D. Kerley
                                                Senior Vice President - Finance
                                                   and Chief Financial Officer