Form 10-K405
period 1998-12-31
SOUTHWESTERN ENERGY CO
filed 1999-03-30
CIK 7332

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K
(Mark one)
[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the fiscal year ended    December 31, 1998
                                            -----------------
                                                      or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the transition period from ______________ to ______________

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

        Registrant's telephone number, including area code (501) 521-1141
                                                           --------------

        Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
     Title of each class                                 on which registered
-----------------------------                          -----------------------
Common Stock - Par Value $.10                          New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act:  None

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---    ---

        Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---

        The aggregate market value of the voting stock held by non-affiliates of the Registrant was $174,889,210 based on the New York Stock Exchange - Composite Transactions closing price on March 29, 1999 of $7 1/8.

        The number of shares outstanding as of March 29, 1999, of the Registrant's Common Stock, par value $.10, was 24,933,280.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) Annual Report to holders of the Registrant's Common Stock for the year ended December 31, 1998 - PARTS I, II, and IV; and (2) definitive Proxy Statement to holders of the Registrant's Common Stock in connection with the solicitation of proxies to be used in voting at the Annual Meeting of Shareholders on May 18, 1999 - PART III.
================================================================================

                           SOUTHWESTERN ENERGY COMPANY
                                    FORM 10-K
                                  ANNUAL REPORT
                      For the Year Ended December 31, 1998

                                TABLE OF CONTENTS

                                     PART I
                                                                                                            Page
                                                                                                            ----
Item 1.    Business.......................................................................................    1
           Business Strategy..............................................................................    1
           Exploration and Production.....................................................................    1
           Natural Gas Distribution ......................................................................    7
           Marketing and Transportation...................................................................   11
           Other Items....................................................................................   14
Item 2.    Properties.....................................................................................   14
Item 3.    Legal Proceedings..............................................................................   16
Item 4.    Submission of Matters to a Vote of Security Holders............................................   18
           Executive Officers of the Registrant...........................................................   18

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters..........................   19
Item 6.    Selected Financial Data........................................................................   20
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations..........   20
Item 7.A.  Quantitative and Qualitative Disclosure About Market Risks.....................................   20
Item 8.    Financial Statements and Supplementary Data....................................................   22
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........   22

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.............................................   22
Item 11.   Executive Compensation.........................................................................   23
Item 12.   Security Ownership of Certain Beneficial Owners and Management.................................   23
Item 13.   Certain Relationships and Related Transactions.................................................   23

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............................   23


                                     PART I

Item 1.    Business
     Southwestern Energy Company (the "Company" or "Southwestern") is an integrated energy company primarily focused on natural gas. The Company was organized in 1929 as a local gas distribution company in northwest Arkansas. The Company is incorporated under the laws of the state of Arkansas and is an exempt holding company under the Public Utility Holding Company Act of 1935. Today, Southwestern is involved in the following business segments:

     1. Exploration and Production -- Engaged in natural gas and oil exploration, development and production, with operations principally located in Arkansas, Oklahoma, Texas, New Mexico, south Louisiana, and the Gulf Coast.
     2. Natural Gas Distribution -- Engaged in the gathering, distribution and transmission of natural gas to approximately 179,000 customers in northern Arkansas and parts of Missouri.
     3. Marketing and Transportation -- Provides marketing and transportation services in the Company's core areas of operation and owns a 25% interest in the NOARK Pipeline System, Limited Partnership (NOARK).

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

                                Business Strategy

     The Company's business strategy is to provide long-term growth through focused exploration and production of oil and natural gas, while creating additional value through the Company's natural gas distribution, marketing and transportation activities. The Company seeks to maximize cash flow and earnings and provide consistent growth in oil and gas production and reserves through the discovery, production and marketing of high margin reserves from a balanced portfolio of drilling opportunities. This balanced portfolio includes low risk development drilling in the Arkoma Basin, moderate risk exploration and exploitation in the Permian Basin in New Mexico, and high potential exploration opportunities in south Louisiana and the Gulf Coast. Additionally, the Company strives to operate its utility systems safely and efficiently and to position them to earn their full, authorized return. The Company is also committed to enhancing shareholder value by creating and capturing additional value beyond the wellhead through its marketing and transportation activities.

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

     During 1998, Southwestern brought in new senior operating management and replaced over 50% of its professional technical staff to refocus its exploration and production segment. Additionally in 1998, the Company closed its Oklahoma City office and moved these operations to its Houston office in an effort to increase future profitability. Another major part of this segment's restructuring was the reorganization into asset management teams. Two exploitation teams were formed (an Arkoma team and a Permian Basin/Mid-Continent/Gulf Coast team) to manage Southwestern's producing properties, and three exploration teams (Permian Basin, Texas Gulf Coast and south Louisiana) were formed to provide an area specific focus in exploration projects. A new incentive compensation system was also put in place in 1998 for the professional staff which aligns our employees' efforts with the interests of our shareholders, while fostering a culture that is innovative and focused on growth as well as profitability.

     At December 31, 1998, the Company had proved oil and gas reserves of 344.8 billion cubic feet (Bcf) equivalent, including proved natural gas reserves of
303.7 Bcf and proved oil reserves of 6,850 thousand barrels (MBbls). All of the Company's reserves are located entirely within the United States. Revenues of the exploration and production subsidiaries are predominately generated from production of natural gas. Sales of gas production accounted for 89% of total operating revenues for this segment in 1998, 86% in 1997, and 90% in 1996.

Areas of Operation

     Southwestern engages in gas and oil exploration and production through its subsidiaries, SEECO, Inc. (SEECO), Southwestern Energy Production Company
(SEPCO), and Diamond "M" Production Company (Diamond M). SEECO operates exclusively in the state of Arkansas and holds a large base of both developed and undeveloped gas reserves and conducts an ongoing drilling program in the historically productive Arkansas part of the Arkoma Basin. SEPCO conducts development drilling and exploration programs in areas outside Arkansas, including the Permian Basin of Texas and New Mexico, the Gulf Coast areas of Louisiana and Texas, and the Anadarko Basin of Oklahoma. Diamond M operates properties in the Permian Basin of Texas.

     The following table provides December 31, 1998 information as to proved reserves, well count, and gross and net acreage, and 1998 annual information as to production and reserve additions for each of the Company's core operating areas.


                               Arkoma  Mid-Continent  Permian  Gulf Coast   Total
                              -------  -------------  -------  ----------  -------
Proved Reserves:
  Gas (Bcf)                     214.9        33.7       27.8        27.3     303.7
  Oil (MBbls)                      -        2,242      3,532       1,076     6,850
  Total Reserves (Bcfe)         214.9        47.1       49.0        33.8     344.8

Production (Bcfe)                20.7         6.7        4.7         4.8      36.9
Reserve Additions (Bcfe)         22.9         2.7       19.2         2.7      47.5
Total Gross Wells                 818       1,414        362          68     2,662
  Percent Operated                48%         37%        59%         41%       45%
Gross Acreage                 336,664     137,107     63,610     141,640   679,021
Net Acreage                   269,715      50,786     29,281      62,797   412,579


     Arkoma. Southwestern has been active in the Arkansas portion of the Arkoma Basin since 1943. As a result, it has developed a substantial acreage position and reserve base in the basin. At December 31, 1998, the Company had approximately 214.9 Bcf of natural gas reserves in the Arkoma Basin. This represents 71% of the Company's natural gas reserves and 62% of total reserves on a Bcf equivalent basis. Southwestern's average net daily production in 1998 in the Arkoma Basin was 56.9 million cubic feet equivalent (MMcfe).

     Historically, Southwestern has conducted its Arkansas development drilling program primarily within the boundaries of its utility gathering system. In 1997, the Company accelerated the extension of its Arkoma drilling program outside of its traditional operating areas to new fields. During 1998, Southwestern enjoyed successful stepout drilling in the lightly-explored southern edges of the Arkoma Basin in Arkansas and in the western part of the basin in Oklahoma. Overall, the Company participated in 52 gross wells (23.6 net) in the Arkoma Basin during 1998 with a success ratio of 83%. These wells contributed 22.9 Bcf to total 1998 reserve additions. During 1999, Southwestern plans to continue to capitalize on its geological experience in the Arkoma Basin and increase its emphasis on development drilling outside of the traditional Arkansas fairway.

     Mid-Continent. The Company's activities in this region are primarily focused on the Anadarko Basin of Oklahoma. At December 31, 1998, the Company had approximately 33.7 Bcf of natural gas reserves and 2,242 MBbls of oil reserves in the region, representing 11% and 33%, respectively, of the Company's total gas and oil reserves. Average net daily production in 1998 for this region was
18.2 MMcfe. During 1998, the Company closed its Oklahoma City office and moved these operations to Houston. Southwestern does not expect its Mid-Continent operations to be a primary area of future growth.

     Permian. In recent years, Southwestern has experienced excellent success in the lower and middle Morrow formations in the Permian Basin in southeast New Mexico. At December 31, 1998, the Company had approximately 27.8 Bcf of natural gas reserves and 3,532 MBbls of oil reserves in the region, representing 9% and 51%, respectively, of the Company's total gas and oil reserves. Average net daily production in 1998 for this region was 12.9 MMcfe.

     Since its first exploratory discovery in 1995, the Company's drilling program in this area has resulted in 21 successful wells of 26 drilled. Continued development of our Gaucho unit, in which the Company has approximately a 50% working interest, resulted in reserve additions of 13.2 Bcf equivalent in 1998. The Rio Blanco #4-1, located two miles from existing Gaucho production, was recently completed and could extend the Gaucho field and lead to further development. Five wells have been drilled within the Gaucho prospect and, including the Rio Blanco #4-1, four are producing at a combined daily gross rate of 21.1 MMcf of natural gas and 137 barrels of condensate. The Company believes that its drilling activities in this area will provide additional opportunities for growth in production and reserves.

     Gulf Coast/South Louisiana. The Company became active in the Gulf Coast and south Louisiana areas in 1990. At December 31, 1998, the Company had approximately 27.3 Bcf of natural gas reserves and 1,076 MBbls of oil reserves in the region, representing 9% and 16%, respectively, of the Company's total gas and oil reserves. Average net daily production in 1998 for this region was 13.1 MMcfe. Southwestern considers this region to be a primary area for growth in the Company's production and reserves.

     South Louisiana continues to be the major focus area of high impact exploration activities. In 1998, the Company used its growing inventory of 3-D seismic data and leasehold acreage to create the largest inventory of exploration prospects in the Company's history. Drilling began in the fourth quarter of 1998 with four wells spud to date. Two of these wells are currently drilling and two test wells were dry, demonstrating the higher risk nature of south Louisiana exploration. The Company anticipates additional drilling in this area in 1999.

     Over the past several years, the Company has built an extensive inventory of 3-D seismic data covering almost 550 square miles in south Louisiana. In 1998, the Company continued to analyze the seismic data from the East Atchafalaya and Boure 3-D shoots with promising results. Southwestern became involved in the East Atchafalaya project in mid-1995 through a joint venture with Union Pacific Resources. The joint venture has acquired 113 square miles of 3-D seismic data covering portions of St. Martin and Iberia Parishes, Louisiana. The Company has participated in four wells to date in the project. While two wells did not find commercially productive reserves, the other two wells were completed as producing wells. Additional wildcat drilling is planned in 1999.

     Southwestern has a 50% working interest in the Boure project, a 185 square mile 3-D survey in Assumption Parish adjacent to the East Atchafalaya project area. The acquisition phase is complete and the data is currently being interpreted. The Company expects to drill up to two wells in the project in 1999.

     In late 1998, the Company formed a strategic alliance with industry partners to jointly evaluate and explore a new proprietary 3-D seismic survey in the Nodosaria Embayment area of Lafayette, St. Landry and Acadia Parishes. The survey covers a 140-square mile area that contains several identified exploration leads, and provides 3-D data over the Bosco producing field which the Company purchased in 1995. The 3-D data is expected to be delivered in October 1999 with drilling to commence in the year 2000.

     The Texas transition zone represents a new focus area for Southwestern, and covers the onshore Texas coast and the Texas state waters. Southwestern is currently developing the regional geologic mapping necessary to tie these distinct geological areas together. In 1999, the Company plans to drill up to four prospects and has developed several more leads as it continues to add to its existing acreage. The Company believes that this area has been relatively under-explored, as compared to the federal waters of the Gulf of Mexico, and expects it to be a meaningful source of new drilling opportunities.

     The higher risk, higher return exploratory prospects in south Louisiana and the Gulf Coast are part of the Company's overall strategy of balanced oil and gas exploration and production. These high impact exploration plays provide an opportunity for significant reserve growth, while the low-risk Arkoma and medium-risk Permian drilling activities provide a stable base of continuing reserve additions and production.

Acquisitions

     Prior to 1997, the Company had increased its emphasis on acquisitions of producing properties. However, in 1997, the market for producing property acquisitions became demand-driven causing existing properties to sell at higher prices as compared to historical levels. As a result, the Company did not make any producing property acquisitions in 1998 or 1997, compared to $45.8 million spent in 1996, $6.0 million spent in 1995, and $13.9 million in 1994. The Company acquired approximately 32.7 Bcf of gas and 6,350 MBbls of oil during 1996, 4.5 Bcf of gas and 851 MBbls of oil during 1995, and 20.6 Bcf of gas and 1,038 MBbls of oil during 1994. The 1996 acquisitions were primarily in Texas and Oklahoma, the 1995 acquisitions were primarily in the Gulf Coast areas of Louisiana and Texas, and the 1994 acquisitions were primarily in the Anadarko Basin of Oklahoma. The Company's current strategy in this area is to pursue selective acquisitions that would complement its existing operations.

Capital Spending

     Southwestern began 1999 with planned capital expenditures for gas and oil exploration and development of $56.6 million, up from $52.4 million in 1998. The Company plans to maintain its capital investments within the limits of internally generated cash flow, and will adjust its capital program accordingly if commodity prices remain at their current low levels.

Sales and Major Customers

     Natural gas equivalent production averaged 101 million cubic feet per day (MMcfd) in 1998, compared to 104 MMcfd in 1997, and 101 MMcfd in 1996. The Company's gas production was 32.7 Bcf in 1998, down from 33.4 Bcf in 1997, and
34.8 Bcf in 1996. The Company also produced 703,000 barrels of oil in 1998, compared to 749,000 barrels in 1997, and 391,000 barrels in 1996. The decreases in gas production were the result of lower sales from the Company's Arkansas properties, which are largely affected by the demands of the Company's utility distribution systems.

     The Company's natural gas production received an average wellhead price of $2.34 per thousand cubic feet (Mcf) in 1998, compared to $2.57 per Mcf in 1997 and $2.26 per Mcf in 1996. Oil prices declined significantly, with an average price in 1998 of $13.60 per barrel, compared to $19.02 per barrel in 1997 and $21.21 per barrel in 1996.

     Southwestern's largest single customer for sales of its gas production is the Company's utility subsidiary, Arkansas Western Gas Company (Arkansas Western). These sales are made by SEECO. Sales to Arkansas Western accounted for approximately 36% of total exploration and production revenues in 1997, 43% in 1997, and 46% in 1996. All of the Company's remaining sales are to unaffiliated purchasers.

     SEECO's  production  was 19.5 Bcf in 1998,  down  from 21.7 Bcf in 1997 and
23.1 Bcf in 1996. SEECO's sales to Arkansas Western were 11.3 Bcf in 1998, down from 14.3 Bcf in 1997 and 16.3 Bcf in 1996. The decreases in gas sales were primarily the result of warmer weather in the utility's service territory.

     Gas volumes sold by SEECO to Arkansas Western for its northwest Arkansas division (AWG) were 7.7 Bcf in 1998, 8.6 Bcf in 1997, and 10.1 Bcf in 1996. Through these sales, SEECO furnished 59% of the northwest Arkansas system's requirements in 1998, 64% in 1997, and 62% in 1996. SEECO also delivered approximately 2.0 Bcf in 1998, 1.0 Bcf in 1997, and 1.1 Bcf in 1996 directly to certain large business customers of AWG through a transportation service of the utility subsidiary. Most of the sales to AWG were pursuant to a twenty-year contract between SEECO and AWG, entered into in July 1978, under which the price was frozen between 1984 and 1994. This contract was amended in 1994 as a result of a settlement reached to resolve certain gas cost issues before the Arkansas Public Service Commission hereafter referred to as the "Gas Cost Settlement." The sales price under this contract averaged $2.99 per thousand cubic feet (Mcf) through November of 1998, $3.46 per Mcf in 1997, and $3.13 per Mcf in 1996. This contract expired July 24, 1998 but continued on a month-to-month basis through November 1998.

     In March 1997, AWG filed a gas supply plan with the Arkansas Public Service Commission (APSC) which projected system load growth patterns and long range gas supply needs for the utility's northwest Arkansas system. The gas supply plan also addressed replacement supplies for AWG's long-term contract with SEECO. After discussions with the APSC it was determined that the majority of the utility's future gas supply needs should be provided through a competitive bidding process. On October 1, 1998, AWG sent requests for proposals to various suppliers requesting bids on seven different packages of gas supply to be effective December 1, 1998. These bid requests included replacement of the gas supply and no-notice service previously provided by the long-term gas supply contract between AWG and SEECO. Eleven potential suppliers returned bids in late October.

     SEECO along with the Company's marketing subsidiary successfully bid on five of the seven packages with prices based on the NorAm East Index plus a demand charge. The volumes of gas projected to be sold under these contracts in their first year are approximately equal to the historical annual volumes sold under the expired long-term contracts. However, the volumes to be sold under these contracts are not fixed as they were under the expired contract. The total premium over the NorAm East Index under these contracts is estimated to be approximately $1.0 million lower (after tax) than the annual premium earned under the expired long-term contract. Other sales to AWG are made under long-term contracts with flexible pricing provisions.

     SEECO's sales to Associated Natural Gas Company (Associated), a division of Arkansas Western which operates natural gas distribution systems in northeast Arkansas and parts of Missouri, were 3.6 Bcf in 1998, 5.7 Bcf in 1997, and 6.2 Bcf in 1996. These deliveries accounted for approximately 50% of Associated's total requirements in 1998, 61% in 1997, and 62% in 1996. In 1998, certain industrial customers of Associated began buying their gas supply directly from producers or marketers. This caused a decline in the percentage of Associated's gas supply provided by SEECO as these volumes were previously purchased by Associated from SEECO and then delivered to their industrial customers. Effective October 1990, SEECO entered into a ten-year contract with Associated to supply a portion of its system requirements at a price to be redetermined annually. The sales price under this contract was $2.20 per Mcf for the contract period ended September 30, 1995, $1.785 per Mcf for the contract period ended September 30, 1996, and $2.225 per Mcf for the contract period ended September 30, 1997. For the contract period beginning October 1, 1997, the contract was revised to redetermine the sales price monthly based on an index posting plus a reservation fee. The sales price under the contract averaged $2.37 for 1998 compared to $2.51 for 1997.

     At present, SEECO's contracts for sales of gas to unaffiliated customers consist of short-term sales made to customers of the utility subsidiary's transportation program and spot sales into markets away from the utility's distribution system. These sales are subject to seasonal price swings. SEECO's sales to unaffiliated customers is also affected by the demand of the utility for production on its gathering system. SEECO's sales to unaffiliated purchasers accounted for approximately 19% of total exploration and production revenues in 1998, 15% in 1997, and 14% in 1996.

     The combined gas production of SEPCO and Diamond M was 13.2 Bcf in 1998, up from 11.7 Bcf in 1997 and 1996. Oil production was 703 MBbls in 1998, compared to 749 MBbls in 1997, and 391 MBbls in 1996. SEPCO's and Diamond M's gas and oil production is sold under contracts with unaffiliated purchasers which reflect current short-term prices and which are subject to seasonal price swings. SEPCO's and Diamond M's combined gas and oil sales accounted for 43% of total exploration and production revenues in 1998 and 1997, and 40% in 1996.

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

     Competition in the state of Arkansas has increased in recent years, due largely to the development of improved access to interstate pipelines. Due to the Company's significant leasehold acreage position in Arkansas and its long-time presence and reputation in this area, the Company believes it will continue to be successful in acquiring new leases in Arkansas. While improved intrastate and interstate pipeline transportation in Arkansas should increase the Company's access to markets for its gas production, these markets will generally be served by a number of other suppliers. Thus, the Company will encounter competition that may affect both the price it receives and contract terms it must offer. Outside Arkansas, the Company is less established and faces competition from a larger number of other producers. The Company has in recent years been successful in building its inventory of undeveloped leases and obtaining participating interests in drilling prospects outside Arkansas.

                            Natural Gas Distribution

     The Company's subsidiary Arkansas Western Gas Company operates integrated natural gas distribution systems concentrated primarily in northern Arkansas and southeast Missouri. The APSC and the Missouri Public Service Commission (MPSC) regulate the Company's utility rates and operations. The Company serves approximately 179,000 customers and obtains a substantial portion of the gas they consume through its Arkoma Basin gathering facilities.

     Arkansas Western consists of two operating divisions. The AWG division gathers natural gas in the Arkansas River Valley of western Arkansas and transports the gas through its own transmission and distribution systems, ultimately delivering it at retail to approximately 110,000 customers in northwest Arkansas. The Associated division receives its gas from transportation pipelines and delivers the gas through its own transmission and distribution systems, ultimately delivering it at retail to approximately 69,000 customers primarily in northeast Arkansas and southeast Missouri. Associated, formerly a wholly-owned subsidiary of Arkansas Power and Light Company, was acquired and merged into Arkansas Western effective June 1, 1988.

Gas Purchases and Supply

     AWG purchases its system gas supply through a competitive bidding process implemented in late 1998 and directly at the wellhead under long-term contracts. As previously indicated, SEECO furnished approximately 59% of AWG's system requirements in 1998, 64% in 1997, and 62% in 1996.

     As discussed above in "Exploration and Production," AWG's twenty-year gas supply contract with SEECO expired in July 1998. Supplies previously provided by this contract are now obtained through a competitive bidding process. The Company's subsidiaries successfully bid on five of the seven gas supply packages available and will provide approximately the same volume to AWG that has historically been provided, but at a reduced premium.

     AWG also purchases gas from unaffiliated producers under take-or-pay contracts. Currently, the Company believes that it does not have a significant exposure to take-or-pay liabilities resulting from these contracts. The Company expects to be able to continue to satisfactorily manage its exposure to take-or-pay liabilities.

     Associated purchases gas for its system supply from unaffiliated suppliers accessed by interstate pipelines and from affiliates. Purchases from SEECO are under a ten-year contract with annual price redeterminations. Purchases from unaffiliated suppliers are under firm contracts with terms between one and three years. The rates charged by most suppliers include demand components to ensure availability of gas supply, administrative fees, and a commodity component which is based on monthly indexed market prices. Associated's gas purchases are transported through eight pipelines. The pipeline transportation rates include demand charges to reserve pipeline capacity and commodity charges based on volumes transported. Associated has also contracted with five interstate pipelines for storage capacity to meet its peak seasonal demands. These contracts involve demand charges based on the maximum deliverability, capacity charges based on the maximum storage quantity, and charges for the quantities injected and withdrawn.

     AWG has no restriction on adding new residential or commercial customers and will supply new industrial customers that are compatible with the scale of its facilities. AWG has never denied service to new customers within its service area or experienced curtailments because of supply constraints. In addition, Associated has never denied service to new customers within its service area or experienced curtailments because of supply constraints since the acquisition date. Curtailment of large industrial customers of AWG and Associated occurs only infrequently when extremely cold weather requires that systems be dedicated exclusively to human needs customers.

Markets and Customers

     The utility continues to capitalize on the healthy economies and sustained customer growth found in its service territory. AWG and Associated provide natural gas to approximately 157,000 residential, 22,000 commercial, and 300 industrial customers, while also providing gas transportation services to approximately 50 end-use and off-system customers. The utility's service territory includes northwest Arkansas, which in 1998 was the 8th fastest growing region in the United States. The population in Washington and Benton counties in northwest Arkansas has grown at an annual rate of 3.5 percent since 1990, and the total population of the two-county area is projected to be nearly 300,000 by the year 2000. Total gas throughput in 1998 was 32.8 Bcf, down from 37.0 Bcf in 1997, and 39.0 in 1996. The decreases were the result of comparatively warmer weather during the heating season in 1998 and 1997. Off-system transportation volumes were 1.1 Bcf in 1998, compared to 2.8 Bcf transported in 1997, and 3.6 Bcf transported in 1996.

     Residential and Commercial. Approximately 80% of the utility's revenues are from residential and commercial markets. Residential and commercial customers combined accounted for 57% of total gas throughput for the gas distribution segment in 1998, 1997, and 1996. Gas volumes sold to residential customers were
11.1 Bcf, down from 12.6 Bcf sold in 1997, and 13.4 Bcf sold in 1996. Gas sold to commercial customers totaled 7.6 Bcf in 1998, down from 8.4 Bcf in 1997, and
8.8 Bcf in 1996. The decrease in gas volumes sold in 1998 was due to weather in Arkansas Western's service territory that was 16% warmer than in 1997.

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

     Industrial and End-use Transportation. Deliveries to industrial customers, which are generally smaller concerns using gas for plant heating or product processing, accounted for 13.0 Bcf in gas deliveries in 1998, 13.2 Bcf in 1997, and 13.0 Bcf in 1996. No industrial customer accounts for more than 4% of Arkansas Western's total throughput.

     In an effort to more fully meet the service needs of larger business customers, both AWG and Associated instituted a transportation service in 1991 that allows such customers in Arkansas to obtain their own gas supplies directly from other suppliers. A total of 40 customers are currently using the Arkansas transportation service. AWG's seventeen largest customers in northwest Arkansas are using the transportation service. Associated's four largest customers in northeast Arkansas and eight of Associated's eleven largest Missouri customers are currently using transportation service.

Competition

      AWG and Associated have experienced a general trend in recent years toward lower rates of usage among their customers, largely as a result of conservation efforts that the Company encourages. Competition is increasingly being experienced from alternative fuels, primarily electricity, fuel oil, and propane. A significant amount of fuel switching has not been experienced, though, as natural gas is generally the least expensive, most readily available fuel in the service territories of AWG and Associated.

     The competition from alternative fuels and, in a limited number of cases, alternative sources of natural gas have intensified in recent years. Industrial customers are most likely to consider utilization of these alternatives, as they are less readily available to commercial and residential customers. In an effort to provide some pricing alternatives to its large industrial customers with relatively stable loads, AWG offers an optional tariff to its larger business customers and to any other large business customer which shows that it has an alternate source of fuel at a lower price or that one of its direct competitors has access to cheaper sources of energy. This optional tariff enables those customers willing to accept the risk of price and supply volatility to direct AWG to obtain a certain percentage of their gas requirements in the spot market. Participating customers continue to pay the non-gas cost of service included in AWG's present tariff for large business customers and agree to reimburse AWG for any take-or-pay liability caused by spot market purchases on the customer's behalf.

Regulation

     The Company's utility rates and operations are regulated by the APSC and MPSC. In Arkansas, the Company operates through municipal franchises that are perpetual by state law. These franchises, however, are not exclusive within a geographic area. In Missouri, the Company operates through municipal franchises with various terms of existence.

     In the recent past, changes at the federal level have brought significant changes to the regulatory structure governing interstate sales and transportation of natural gas. The Federal Energy Regulatory Commission's (FERC) Order No. 636 series changed a major portion of the gas acquisition merchant function provided to gas distributors by interstate pipelines. AWG obtains its supply through competitive bids from suppliers and at the wellhead directly from producers and has not been directly impacted by Order No. 636. Associated has acquired the bulk of its gas supply at the wellhead since its acquisition by Arkansas Western, but continued until Order No. 636 to purchase a portion of both its peak and base requirements from interstate suppliers. The changes mandated by Order No. 636 placed the responsibility for arranging firm supplies of natural gas directly on local distribution companies.

     As the regulatory focus of the natural gas industry shifts from the federal level to the state level, utilities across the nation are being required to unbundle their sales services from transportation services in an effort to promote greater competition. Although no such legislation or regulatory directives related to natural gas are presently pending in Arkansas or Missouri, the Company is aggressively controlling costs and constantly evaluating issues such as system capacity and reliability, obligation to serve, and rate design, with an eye toward minimizing any stranded or transition costs.

     In Arkansas, the state legislature is now considering legislation that would deregulate the retail sale of electricity in Arkansas as soon as 2002. At this time, it is unknown whether or not such legislation will be adopted or if it is adopted, what its final form will be. The Company is also unable to predict the precise impact of any such legislation on its utility operations. The Company's utility subsidiary has historically maintained a substantial price advantage over electricity for most applications. However, if retail electric competition is implemented in Arkansas, it is possible that some portion of this price advantage may be lost in some markets. As described in the paragraph above, the Company is taking steps to preserve its competitive advantage over alternative energy sources, including electricity. If electric deregulation occurs in Arkansas, legislative or regulatory precedents may be set that would also affect natural gas utilities in the future. These issues may include further unbundling of services and the regulatory treatment of stranded costs.

     Gas distribution revenues in future years will be impacted by both customer growth and rate increases allowed by regulatory commissions. In recent years, AWG has experienced customer growth of approximately 3% annually, while Associated has experienced customer growth of approximately 1% annually. Based on current economic conditions in the Company's service territories, the Company expects this trend in customer growth to continue. AWG and Associated pass along to customers through an automatic cost of gas adjustment clause any increase or decrease experienced in purchased gas costs. In December 1996, AWG received approval from the APSC for a rate increase of $5.1 million annually. The Company received approvals in December 1997 from the APSC and the MPSC for rate increases and tariff changes for Associated which will allow the utility to collect an additional $3.0 million annually. Of the $3.0 million increase, approximately $2.0 million is in the form of base rate increases and $1.0 million is related to the increased cost of service of the Company's gathering plant which is recovered through either the purchased gas adjustment clause or through direct charges to transportation customers. Rate increase requests that may be filed in the future will depend on customer growth, increases in operating expenses, and additional investments in property, plant and equipment. AWG's rates for gas delivered to its retail customers are not regulated by the FERC, but its transmission and gathering pipeline systems are subject to the FERC's regulations concerning open access transportation since AWG accepted a blanket transportation certificate in connection with its merger with Associated.

                          Marketing and Transportation

Gas Marketing

     The marketing group was formed in mid-1996 to better enable the Company to capture downstream opportunities which arise through marketing and transportation activity. Through utilization of Southwestern's existing asset base, the group's focus is to create and capture value beyond the wellhead. The Company presently plans to continue to expand its natural gas marketing activities, with particular emphasis on third-party marketing in the Mid-Continent region of the United States. The merger of the NOARK Pipeline with the Ozark Gas Transmission System discussed below is expected to afford greater supply and market opportunities, allowing the group to expand its marketing operations in Oklahoma.

     The Company's marketing operations include the marketing of Southwestern's own gas production and third-party natural gas. Operating income for this segment was $1.8 million in 1998 and $1.3 million in 1997. This segment had an operating loss of $.5 million in 1996. The segment marketed 49.6 Bcf of natural gas in 1998, compared to 36.2 Bcf in 1997, and 13.0 Bcf in 1996. Of the total volumes marketed, purchases from the Company's exploration and production subsidiaries accounted for 25% in 1998, 23% in 1997, and 56% in 1996.

NOARK Pipeline

     At December 31, 1998, the Company held a 25% general partnership interest in NOARK. NOARK Pipeline was a 258-mile long intrastate natural gas transmission system that originated in western Arkansas and terminated in northeast Arkansas, crossing three major interstate pipelines and interconnecting with the Company's distribution systems. NOARK Pipeline was completed and placed in service in 1992 and has been operating below capacity and generating losses since it was placed in service. The Company's share of the pretax loss from operations related to its NOARK investment was $3.1 million in 1998, $4.5 million in 1997, and $3.8 million in 1996.

     In January 1998, the Company entered into an agreement with Enogex Inc. (Enogex), a subsidiary of OGE Energy Corp., to expand NOARK Pipeline and provide access to Oklahoma gas supplies through an integration of NOARK Pipeline with the Ozark Gas Transmission System (Ozark). Ozark was a 437-mile interstate pipeline system that began in eastern Oklahoma and terminated in eastern Arkansas. On July 1, 1998, the Federal Energy Regulatory Commission (FERC) authorized the operation and integration of Ozark and NOARK Pipeline as a single, integrated pipeline. The FERC order also authorized the purchase of Ozark by a subsidiary of Enogex and the construction of integration facilities. Enogex acquired Ozark and contributed the pipeline system to the NOARK partnership and also acquired the NOARK partnership interests not held by Southwestern. Enogex funded the acquisition of Ozark and the expansion and integration with NOARK Pipeline which resulted in the Company's interest in the partnership decreasing to 25% with Enogex owning a 75% interest. There are also provisions in the agreement with Enogex which allow for future revenue allocations to the Company above its 25% partnership interest if certain minimum throughput and revenue assumptions are not met.

     The rationale behind the merger of the two pipelines was simple: NOARK Pipeline standing alone did not have the access to gas supply necessary to make the pipeline system economically viable. The merged pipeline system now has access to major gas producing fields in Oklahoma. With access to greater regional production, Southwestern expects the pipeline's additional throughput to create new marketing and transportation opportunities and significantly reduce the losses experienced on the project in the past. The merged pipeline also provides the Company's utility systems with additional access to gas supply.

     The new integrated system, known as Ozark Pipeline, became operational November 1, 1998, and includes 749 miles of pipeline with a total throughput capacity of 330 MMcfd. Deliveries are currently being made by the integrated pipeline to portions of AWG's distribution system, to Associated, and to the interstate pipelines with which it interconnects. In 1998, NOARK Pipeline had an average daily throughput of 27.3 million cubic feet of gas per day (MMcfd) before the integration with Ozark, compared to average daily throughput of 39.8 MMcfd in 1997, and 57.5 MMcfd in 1996. After the integration in November 1998, Ozark Pipeline had an average daily throughput of 184.6 MMcfd. At December 31, 1998, AWG had transportation contracts with Ozark Pipeline for 82.3 MMcfd of firm capacity. These contracts expire in 2002 and 2003 and are renewable annually thereafter until terminated with 180 days' notice.

Competition

     The Company's gas marketing activities are in competition with numerous other companies offering the same services, many of which possess larger financial and other resources than those of Southwestern. Some of these competitors are affiliates of companies with extensive pipeline systems that are used for transportation from producers to end-users. Other factors affecting competition are cost and availability of alternative fuels, level of consumer demand, and cost of and proximity of pipelines and other transportation facilities. The Company believes that its ability to effectively compete within the marketing segment in the future depends upon establishing and maintaining strong relationships with producers and end-users.

     NOARK Pipeline previously competed with two interstate pipelines, one of which was the Ozark system, to obtain gas supplies for transportation to other markets. Because of the available transportation capacity in the Arkansas portion of the Arkoma Basin, competition had been strong and had resulted in NOARK Pipeline transporting gas for third parties at rates below the maximum tariffs presently allowed. The integration with Ozark provides increased supplies to transport to both local markets and markets served by the three major interstate pipelines that Ozark Pipeline connects with in eastern Arkansas. As discussed below under "Regulation," FERC's Order No. 636 has generally increased competition in the transportation segment as end-users are now acquiring their own supplies and independently arranging for the transportation of those supplies. The Company believes that Ozark Pipeline will provide the additional supplies necessary to compete more effectively for the transportation of natural gas to end-users and markets served by the interstate pipelines.

Regulation

     Since the mid-1980's, the FERC has issued a series of orders, culminating in Order No. 636 in April 1992, that have altered the marketing and transportation of natural gas. Order No. 636 required interstate natural gas pipelines to "unbundle," or segregate, the sales, transportation, storage and other components of their existing sales services, and to separately state the rates for each of the unbundled services. Order No. 636 and subsequent FERC orders issued in individual pipeline proceedings have been the subject of appeals, the results of which have generally been supportive of the FERC's open access policy. Generally, Order No. 636 has eliminated or substantially reduced the interstate pipelines' role as wholesalers of natural gas and has substantially increased competition in natural gas markets. While some regulatory uncertainty remains, Order No. 636 may ultimately enhance the ability of the Company to market natural gas, although it may also create greater competition for the Company.

     Prior to the integration with Ozark, the operations of NOARK Pipeline were regulated by the APSC. The APSC had established a maximum transportation rate of approximately $.285 per dekatherm. The integration of NOARK Pipeline with Ozark resulted in an interstate pipeline system subject to FERC regulations and FERC approved tariffs. The APSC no longer has jurisdiction over NOARK Pipeline's transportation rates and services. The FERC has initially set the maximum transportation rate of Ozark Pipeline at $.2455 per dekatherm.

                                   Other Items
                                   -----------

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

Real Estate Development

     A. W. Realty Company (AWR) owns an interest in approximately 160 acres of real estate, most of which is undeveloped. AWR's real estate development activities are concentrated on a 130-acre tract of land located near the Company's headquarters in a growing part of Fayetteville, Arkansas. The Company has owned an interest in this land for many years. The property is zoned for commercial, office, and multi-family residential development. AWR continues to review with a joint venture partner various options for developing this property that would minimize the Company's initial capital expenditures, but still enable it to retain an interest in any appreciation in value. This activity, however, does not represent a significant portion of the Company's business.

Employees

     At December 31, 1998, the Company had 706 employees, 98 of whom are represented under a collective bargaining agreement. The Company believes that its relations with its employees are good.

Item 2.    Properties

     The portions of the Registrant's 1998 Annual Report to Shareholders (filed as Exhibit 13 to this filing) listed below are hereby incorporated by reference for the purpose of describing its properties.

     Refer to the Appendix (filed as a part of Exhibit 13 to this filing) for information concerning areas of operation of the Company's business segments. Also, see pages 35-38 (Notes 5 and 6 to the financial statements) for additional information about the Company's gas and oil operations. For information concerning capital expenditures, refer to page 23 ("Capital Expenditures" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations"). Also refer to page 47 ("Financial and Operating Statistics") for information concerning gas and oil produced. The following table provides information concerning miles of pipe of the Company's gas distribution systems.


                                    AWG    Associated   Total
                                   -----   ----------   -----
   Gathering                         390          -       390
   Transmission                      806        608     1,414
   Distribution                    3,088      1,674     4,762
                                   -----      -----     -----
                                   4,284      2,282     6,566
                                   =====      =====     =====


The following information is provided to supplement that presented in the 1998 Annual Report to Shareholders:


Leasehold Acreage
                                   Undeveloped               Developed
                                 Gross      Net           Gross      Net
                                -----------------        -----------------
 Arkoma......................   141,529   124,048        195,135   145,667
 Mid-Continent...............    38,127    16,867         98,980    33,919
 Permian.....................    19,190    13,500         44,420    15,781
 Gulf Coast..................    53,340    29,593         88,300    33,204
                                -----------------        -----------------
                                252,186   184,008        426,835   228,571
                                =================        =================



Producing Wells
                                    Gas                   Oil                  Total
                               Gross    Net          Gross    Net          Gross     Net
                               -------------         -------------         ---------------
 Arkoma......................    818   422.5            -       -            818     422.5
 Mid-Continent...............    497   199.9           917   305.8         1,414     505.7
 Permian.....................     17     6.1           345   218.3           362     224.4
 Gulf Coast..................     35    14.2            33    24.8            68      39.0
                               -------------         -------------         ---------------
                               1,367   642.7         1,295   548.9         2,662   1,191.6
                               =============         =============         ===============



Net Wells Drilled During the Year

                                   Exploratory

                                   Productive
              Year                    Wells     Dry Holes   Total
              ----                 ----------   ---------   -----
              1998................      .5         3.9       4.4
              1997................     1.3         3.0       4.3
              1996................     5.3         3.0       8.3


                                   Development

                                   Productive
              Year                    Wells     Dry Holes   Total
              ----                 ----------   ---------   -----
              1998................    29.4         6.4       35.8
              1997................    27.5        13.5       41.0
              1996................    29.4        11.8       41.2



Wells in Progress as of December 31, 1998

              Type of Well                            Gross   Net
              ------------                            -----   ---
              Exploratory............................   5.0   1.1
              Development............................  12.0   4.0
                                                       ----   ---

              Total..................................  17.0   5.1
                                                       ====   ===


     No individually significant discovery or other major favorable or adverse event has occurred since December 31, 1998.

     During 1998, Southwestern was required to file Form 23, "Annual Survey of Domestic Oil and Gas Reserves" with the Department of Energy. The basis for reporting reserves on Form 23 is not comparable to the reserve data included in
Note 6 to the financial statements in the 1998 Annual Report to Shareholders. The primary differences are that Form 23 reports gross reserves, including the royalty owners' share, and includes reserves for only those properties where the Company is the operator.

Item 3.    Legal Proceedings

      In May 1996, a class action suit was filed against the Company in the Circuit Court of Sebastian County, Arkansas on behalf of royalty owners alleging improprieties in the disbursements of royalty proceeds. A trial was held on the class action suit beginning in late September 1998 that resulted in a verdict against the Company and two of its wholly-owned subsidiaries, SEECO, Inc. and Arkansas Western Gas Company, in the amount of $62.1 million. The trial judge subsequently awarded pre-judgment interest in an amount of $31.1 million, and post-judgment interest accrued from the date of the judgment at the rate of 10% per annum simple interest. The Company has been required by the state court to post a judgment bond in the amount of $102.5 million (verdict amount plus pre-judgment interest and one year of post-judgment interest) in order to stay the jury's verdict and proceed with an appeal process. The bond was placed by a surety company and was collateralized by unsecured letters of credit.

      The verdict was returned following a trial on the issues of the class action lawsuit brought by certain royalty owners of SEECO, Inc., who contend that since 1979 the defendants breached implied covenants in certain oil and gas leases, misrepresented or failed to disclose material facts to royalty owners concerning gas purchase contracts between the Company's subsidiaries, and failed to fulfill other alleged common law duties to the members of the royalty owner plaintiff class. The litigation was commenced in May 1996 and was disclosed by the Company at that time.

      The Company believes that the jury's verdict was wrong as a matter of law and fact and that incorrect rulings by the trial judge (including evidentiary rulings and prejudicial jury instructions) provide substantial grounds for a successful appeal. The Company has obtained a temporary stay of the judgment on the jury's verdict and has filed and will vigorously prosecute an appeal in the Arkansas Supreme Court. If the Company is not successful in its appeal from the jury verdict, the Company's financial condition and results of operations would be materially and adversely affected.

      In its Form 8-K filed July 2, 1996, the Company disclosed that a lawsuit relating to overriding royalty interests in certain Arkansas oil and gas properties had been filed against it and two of its wholly-owned subsidiaries. The lawsuit, which was brought by a party who was originally included in (but opted out of) the class action litigation described above, involves claims similar to those upon which judgment was rendered against the Company and its subsidiaries. In September 1998, another party who opted out of the class threatened the Company with similar litigation. While the amounts of these pending and threatened claims could be material, management believes, based on its investigations, that the Company's ultimate liability, if any, will not be material to its consolidated financial position or results of operations.

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

      The Company is subject to other litigation and claims that have arisen in the ordinary course of business. The Company accrues for such items when a liability is both probable and the amount can be reasonably estimated. In the opinion of management, the results of such litigation and claims will not have a material effect on the results of operations or the financial position of the Company.

Item 4.    Submission of Matters to a Vote of Security Holders

     No matters were submitted during the fourth quarter of the fiscal year ended December 31, 1998, to a vote of security holders, through the solicitation of proxies or otherwise.


                               Executive Officers of the Registrant
                                                                                         Years Served as
       Name                              Officer Position                        Age         Officer
       ----                              ----------------                        ---         -------
Harold M. Korell       President and Chief Executive Officer and                  54            2
                       Director

Greg D. Kerley         Senior Vice President and Chief Financial Officer          43            9

Alan H. Stevens        Senior Vice President, Southwestern Energy Production      54            1
                       Company and SEECO, Inc.

Debbie J. Branch       Senior Vice President, Southwestern Energy Services        47            3
                       Company and Southwestern Energy Pipeline Company

Charles V. Stevens     Senior Vice President, Arkansas Western Gas Company        49           10


     Mr. Korell was appointed to his present position in October 1998 and assumed the position of Chief Executive Officer on January 1, 1999. He joined the Company in 1997 as Executive Vice President and Chief Operating Officer. From 1992 to 1997, he was employed by American Exploration Company where he was most recently Senior Vice President - Operations. From 1990 to 1992, he was Executive Vice President of McCormick Resources and from 1973 to 1989, he held various positions with Tenneco Oil Company, including Vice President, Production.

     Mr. Kerley was appointed to his present position in July 1998. Previously, he served as Senior Vice President Treasurer and Secretary from 1997 to 1998, Vice President - Treasurer and Secretary from 1992 to 1997, and Controller from 1990 to 1992. Mr. Kerley also served as the Chief Accounting Officer from 1990 to 1998.

     Mr. Alan Stevens joined the Company in his present position in January 1998. Prior to joining the Company, he was President and Chief Operating Officer for Petsec Energy during 1997. Previously, he was employed by Occidental Petroleum Company from 1989 to 1997 where he was most recently Vice President of Worldwide Exploration.

     Ms. Branch joined the Company in her present position in 1996. Prior to joining the Company, she was Executive Vice President of Stalwart Energy Company from 1994 to 1996 and founder and President of Vesta Energy Company from 1983 to 1993.

     Mr. Charles Stevens has served the Company in his present position since December 1997. Previously, he served as Vice President of Arkansas Western Gas Company from 1988 to 1997.

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


                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

     Shareholder Information on page 48 and "Common Stock Statistics" included in the Company's Financial and Operating Statistics on page 46 of the 1998 Annual Report to Shareholders are hereby incorporated by reference for information concerning the market for and prices of the Company's Common Stock, the number of shareholders, and cash dividends paid.

     The terms of certain of the Company's long-term debt instruments and agreements impose restrictions on the payment of cash dividends. At December 31, 1998, $92.5 million of retained earnings was available for payment as cash dividends. These covenants generally limit the payment of dividends in a fiscal year to the total of net income plus $20.0 million less dividends paid and purchases, redemptions or retirements of capital stock during the period since January 1, 1990. Dividends totaling $6.0 million were paid during 1998.

     The Company paid dividends at an annual rate of $.24 per share in 1998 and 1997. While the Board of Directors intends to continue the practice of paying dividends quarterly, amounts and dates of such dividends as may be declared will necessarily be dependent upon the Company's future earnings and capital requirements.

Item 6.    Selected Financial Data

     Pages 46 and 47 ("Financial and Operating Statistics") of the 1998 Annual Report to Shareholders are hereby incorporated by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and

     The text on pages 17 through 25 ("Management's Discussion and Analysis of Financial Condition and Results of Operations") of the 1998 Annual Report to Shareholders is hereby incorporated by reference.

Item 7.A.  Quantitative and Qualitative Disclosure About Market Risks

     Market risks relating to the Company's operations result primarily from changes in commodity prices and interest rates, as well as credit risk concentrations. The Company uses natural gas and crude oil swap agreements and options to reduce the volatility of earnings and cash flow due to fluctuations in the prices of natural gas and oil. The Board of Directors has approved risk management policies and procedures to utilize financial products for the reduction of defined commodity price risks. These policies prohibit speculation with derivatives and limit swap agreements to counterparties with acceptable credit standings.

Credit Risks

     The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables and derivative contracts associated with commodities trading. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas. No single customer accounts for greater than 4% of accounts receivable. See the discussion of credit risk associated with commodities trading below.

Interest Rate Risk

     The following table provides information on the Company's financial instruments that are sensitive to changes in interest rates. The table presents the Company's debt obligations, principal cash flows and related weighted-average interest rates by expected maturity dates. Variable average interest rates reflect the rates in effect at December 31, 1998 for borrowings under the Company's revolving credit facilities. The Company's policy is to manage interest rates through use of a combination of fixed and floating rate debt. Interest rate swaps may be used to adjust interest rate exposures when appropriate. There were no interest rate swaps outstanding at December 31, 1998.


                                                                                              Fair
                                                                                              Value
                                               Expected Maturity Date                       12/31/98
                             -----------------------------------------------------------    --------
                             1999    2000    2001    2002    2003    Thereafter    Total
                             ----    ----    ----    ----    ----    ----------    -----
                                                   ($ in millions)

   Fixed Rate                $1.5      -      $2.0    $2.0    $2.0      $241.0     $248.5    $257.3
   Average Interest Rate     8.86%     -      9.36%   9.36%   9.36%       7.19%      7.25%

   Variable Rate              -        -     $20.0   $14.9      -          -        $34.9     $34.9
   Average Interest Rate      -        -      5.33%   5.55%     -          -         5.42%


Commodities Risk

     The Company uses over-the-counter natural gas and crude oil swap agreements and options to hedge sales of Company production and marketing activity against the inherent price risks of adverse price fluctuations or locational pricing differences between a published index and the NYMEX (New York Mercantile Exchange) futures market. These swaps include (1) transactions in which one party will pay a fixed price (or variable price) for a notional quantity in exchange for receiving a variable price (or fixed price) based on a published index (referred to as price swaps), and (2) transactions in which parties agree to pay a price based on two different indices (referred to as basis swaps).

     The primary market risk related to these derivative contracts is the volatility in market prices for natural gas and crude oil. However, this market risk is offset by the gain or loss recognized upon the related sale of the natural gas or oil that is hedged. Credit risk relates to the risk of loss as a result of non-performance by the Company's counterparties. The counterparties are primarily major investment and commercial banks which management believes present minimal credit risks. The credit quality of each counterparty and the level of financial exposure the Company has to each counterparty are periodically reviewed to ensure limited credit risk exposure.

     The following table provides information about the Company's financial instruments that are sensitive to changes in commodity prices. The table presents the notional amount in Bcf (billion cubic feet), the weighted average contract prices, and the total dollar contract amount by expected maturity dates. The "Carrying Amount" for the contract amounts are calculated as the contractual payments for the quantity of gas or oil to be exchanged under futures contracts and do not represent amounts recorded in the Company's financial statements. The "Fair Value" represents values for the same contracts using comparable market prices at December 31, 1998. The net difference between the contract amounts and fair value amounts of the contracts was $8.2 million at December 31, 1998.

                                                          Expected Maturity Date
                                          ------------------------------------------------------
                                                1999               2000               2001
                                                ----               ----               ----
                                          Carrying   Fair    Carrying   Fair    Carrying   Fair
                                           Amount    Value    Amount    Value    Amount    Value
                                          --------   -----   --------   -----   --------   -----
   Natural Gas:
   Swaps with a fixed price receipt
      Contract volume (Bcf)                  10.1                -                  -
      Weighted average price per Mcf        $2.40                -                  -
      Contract amount (in millions)         $24.3    $29.4       -        -         -        -

   Swaps with a fixed price payment
      Contract volume (Bcf)                   1.4                -                  -
      Weighted average price per Mcf        $2.25                -                  -
      Contract amount (in millions)          $3.1     $2.6       -        -         -        -

   Basis swaps
      Contract volume (Bcf)                   6.4                -                  -
      Weighted average basis difference
         per Mcf                            $.095                -                  -
      Contract amount (in millions)           $.6      $.4       -        -         -        -

   Oil:
   Price floor
      Contract volume (MBbls)                 375                350                325
      Weighted average price per Bbl       $18.00             $18.00             $18.00
      Contract amount (in millions)          $6.8     $8.6      $6.3    $7.5       $5.9    $6.7


Item 8.    Financial Statements and Supplementary Data

     Pages 27 through 47 of the 1998 Annual Report to Shareholders are hereby incorporated by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There have been no changes in or disagreements with accountants on accounting and financial disclosure.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

     The definitive Proxy Statement to holders of the Company's Common Stock in connection with the solicitation of proxies to be used in voting at the Annual Meeting of Shareholders on May 18, 1999 (the 1999 Proxy Statement), is hereby incorporated by reference for the purpose of providing information about the identification of directors. Refer to the sections "Election of Directors" and "Security Ownership of Directors, Nominees, and Executive Officers" for information concerning the directors.

     Information concerning executive officers is presented in Part I, Item 4 of this Form 10-K.

Item 11.   Executive Compensation

     The 1999 Proxy Statement is hereby incorporated by reference for the purpose of providing information about executive compensation. Refer to the section "Executive Compensation."

Item 12.   Security Ownership of Certain Beneficial Owners and Management

     The 1999 Proxy Statement is hereby incorporated by reference for the purpose of providing information about security ownership of certain beneficial owners and management. Refer to the sections "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Directors, Nominees, and Executive Officers" for information about security ownership of certain beneficial owners and management.

Item 13.   Certain Relationships and Related Transactions

     The 1999 Proxy Statement is hereby incorporated by reference for the purpose of providing information about related transactions. Refer to the section "Security Ownership of Directors, Nominees, and Executive Officers" for information about transactions with members of the Company's Board of Directors.


                                     PART IV

 Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a)(1) The following consolidated financial statements of the Company and its subsidiaries, included on pages 27 through 45 of its 1998 Annual Report to Shareholders and the report of independent public accountants on page 26 of such report are hereby incorporated by reference:
           Report of Independent Public Accountants.

           Consolidated Balance Sheets as of December 31, 1998 and 1997.

           Consolidated Statements of Income for the years ended December 31, 1998, 1997, and 1996.

           Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997, and 1996.

           Consolidated Statements of Retained Earnings for the years ended December 31, 1998, 1997, and 1996.

           Notes to Consolidated Financial Statements, December 31, 1998, 1997, and 1996.

      (2) The consolidated financial statement schedules have been omitted because they are not required under the related instructions, or are not applicable.

      (3) The exhibits listed on the accompanying Exhibit Index (pages 26 - 28) are filed as part of, or incorporated by reference into, this Report.

   (b)     Reports on Form 8-K:
                A Current Report on Form 8-K was filed on October 16, 1998, referencing a press release issued that day announcing the verdict of a state court jury in a class action royalty lawsuit against the Company and two of its subsidiaries.

                A Current Report on Form 8-K was filed on October 30, 1998, referencing a press release issued October 29, 1998, announcing the appointment by the Company's Board of Directors of Harold Korell to replace Charles E. Scharlau as Chief Executive Officer of the Company effective January 1, 1999. Mr. Korell was also elected to the Company's Board of Directors effective immediately.

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

                                              SOUTHWESTERN ENERGY COMPANY
                                              ---------------------------
                                                     (Registrant)



Dated:  March 26, 1999                        BY:      /s/ GREG D. KERLEY
                                                 -------------------------------
                                                          Greg D. Kerley
                                                       Senior Vice President
                                                   and Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 26, 1999.


      /s/ HAROLD M. KORELL               President and Chief Executive Officer
----------------------------------       and Director
        Harold M. Korell

       /s/ GREG D. KERLEY                Senior Vice President
----------------------------------       and Chief Financial Officer
         Greg D. Kerley

      /s/ STANLEY T. WILSON              Controller and Chief Accounting Officer
----------------------------------
        Stanley T. Wilson

     /s/ CHARLES E. SCHARLAU             Director and Chairman
----------------------------------
       Charles E. Scharlau

     /s/ LEWIS E. EPLEY, JR.             Director
----------------------------------
       Lewis E. Epley, Jr.

   /s/ JOHN PAUL HAMMERSCHMIDT           Director
----------------------------------
     John Paul Hammerschmidt

      /s/ ROBERT L. HOWARD               Director
----------------------------------
        Robert L. Howard

     /s/ KENNETH R. MOURTON              Director
----------------------------------
       Kenneth R. Mourton


         Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant of Section 12 of the Act.

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

        Material Contracts:

10.1 Gas Purchase Contract between SEECO, Inc. and Associated Natural Gas Company, dated October 1, 1990, and as amended September 30, 1997 (original contract incorporated by reference to Exhibit 10 to Annual Report on Form 10-K for the year ended December 31, 1990; amendment incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K for the year ended December 31, 1997).

10.2    Compensation Plans:

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

        (b)    Southwestern   Energy  Company   Incentive   Compensation   Plan,
               effective January 1, 1993, and Amended and Restated as of January 1, 1999 (amended and restated plan filed herewith).

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

Exhibit
  No.                              Description
-------                            -----------

        (d) Southwestern Energy Company 1993 Stock Incentive Plan, dated April 7, 1993 and Amended and Restated as of February 18, 1998 (amended and restated plan filed herewith).

        (e) Southwestern Energy Company 1993 Stock Incentive Plan for Outside Directors, dated April 7, 1993 (incorporated by reference to the appendix filed with the Company's definitive Proxy Statement to holders of the Registrant's Common Stock in connection with the solicitation of proxies to be used in voting at the Annual Meeting of Shareholders on May 26, 1993).

10.3 Southwestern Energy Company Supplemental Retirement Plan, adopted May 31, 1989, and Amended and Restated as of December 15, 1993, and as further amended February 1, 1996 (amended and restated plan incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K for the year ended December 31, 1993; amendment dated February 1, 1996, incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K for the year ended December 31, 1995).

10.4 Southwestern Energy Company Supplemental Retirement Plan Trust, dated December 30, 1993 (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the year ended December 31, 1993).

10.5 Southwestern Energy Company Nonqualified Retirement Plan, effective October 4, 1995 (incorporated by reference to Exhibit 10.7 to Annual Report of Form 10-K for the year ended December 31, 1995).

10.6 Split-Dollar Life Insurance Agreement for Stanley D. Green, effective February 1, 1996 (incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K for the year ended December 31, 1995).

10.7 Executive Severance Agreement for Charles E. Scharlau, effective August 4, 1989 (incorporated by reference to Exhibit 10 to Annual Report on Form 10-K for the year ended December 31, 1989).

10.8 Executive Severance Agreement for Stanley D. Green, effective August 4, 1989 (incorporated by reference to Exhibit 10 to Annual Report on Form 10-K for the year ended December 31, 1989).

10.9 Employment and Consulting Agreement for Charles E. Scharlau, dated May 21, 1998 (filed herewith).

10.10 Employment Agreement for Harold M. Korell, effective April 28, 1997 (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K for the year ended December 31, 1997).

10.11 Form of Indemnity Agreement, between the Company and each officer and director of the Company (incorporated by reference to Exhibit 10.20 to Annual Report on Form 10-K for the year ended December 31, 1991).

10.12 Form of Executive Severance Agreement for the Executive Officers of the Company, effective February 17, 1999 (filed herewith).

10.13 Omnibus Project Agreement of NOARK Pipeline System, Limited Partnership by and among Southwestern Energy Pipeline Company, Southwestern Energy Company, Enogex Arkansas Pipeline Corporation, and Enogex Inc., dated January 12, 1998 (incorporated by reference to Exhibit 10.17 to Annual Report on Form 10-K for the year ended December 31, 1997).

Exhibit
  No.                              Description
-------                            -----------

10.14 Amended and Restated Limited Partnership Agreement of NOARK Pipeline System, Limited Partnership dated January 12, 1998 and amended June 18, 1998 (amended and restated agreement incorporated by reference to Exhibit 10.18 to Annual Report on Form 10-K for the year ended December 31, 1997; first amendment thereto filed herewith).

13. 1998 Annual Report to Shareholders, except for those portions not expressly incorporated by reference into this Report. Those portions not expressly incorporated by reference are not deemed to be filed with the Securities and Exchange Commission as part of this Report (filed herewith).

21. Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to Annual Report on Form 10-K for the year ended December 31, 1996).

27. Financial Data Schedule for the year ended December 31, 1998 (filed herewith).