Form 10-Q
period 1999-03-31
SOUTHWESTERN ENERGY CO
filed 1999-05-17
CIK 7332

===========================================================================

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                        -----------------------
                               FORM 10-Q
 (Mark one)
    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                           Exchange Act of 1934
               For the quarterly period ended March 31, 1999
                                              --------------

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
                              Yes: X    No:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               Class                     Outstanding at May 5, 1999
    ----------------------------         --------------------------
    Common Stock, Par Value $.10                 24,933,280

===========================================================================
                                   - 1 -

                                   PART I

                            FINANCIAL INFORMATION

                 SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                   ASSETS

                                                 March 31,      December 31,
                                                   1999             1998
                                               ------------      ---------
                                                     ($ in thousands)
     Current Assets
       Cash                                      $   1,595      $   1,622
       Accounts receivable                          34,162         40,655
       Income taxes receivable                         -            2,008
       Inventories, at average cost                 17,262         22,812
       Other                                         4,852          5,174
                                                 ---------      ---------
            Total current assets                    57,871         72,271
                                                 ---------      ---------
     Investments                                    13,457         14,015
                                                 ---------      ---------
     Property, Plant and Equipment, at cost
       Gas and oil properties, using the
         full cost method                          770,208        758,863
       Gas distribution systems                    218,558        217,741
       Gas in underground storage                   19,118         24,279
       Other                                        28,094         27,582
                                                 ---------      ---------
                                                 1,035,978      1,028,465
       Less:  Accumulated depreciation,
                depletion and amortization         489,119        478,790
                                                 ---------      ---------
                                                   546,859        549,675
                                                 ---------      ---------

     Other Assets                                   11,411         11,659
                                                 ---------      ---------





     Total Assets                                $ 629,598      $ 647,620
                                                 =========      =========



                 The accompanying notes are an integral part
                       of the financial statements.

                SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                  March 31,     December 31,
                                                    1999            1998
                                                -------------    ---------
                                                      ($ in thousands)
     Current Liabilities
       Current portion of long-term debt         $   1,536      $   1,536
       Accounts payable                             27,687         37,780
       Taxes payable                                 7,060          3,408
       Interest payable                              7,033          2,471
       Customer deposits                             5,675          5,635
       Over-recovered purchased gas costs            3,372          1,503
       Other                                         2,464          2,453
                                                 ---------      ---------
            Total current liabilities               54,827         54,786
                                                 ---------      ---------
     Long-Term Debt, less current portion above    255,700        281,900
                                                 ---------      ---------
     Other Liabilities
       Deferred income taxes                       121,878        121,413
       Other                                         3,574          3,665
                                                 ---------      ---------
                                                   125,452        125,078
                                                 ---------      ---------
     Commitments and Contingencies

     Shareholders' Equity
       Common stock, $.10 par value; authorized
         75,000,000 shares, issued 27,738,084
         shares                                      2,774          2,774
       Additional paid-in capital                   21,249         21,249
       Retained earnings                           201,738        194,102
       Less:  Common stock in treasury, at cost,
                2,804,804 shares in 1999 and
                2,803,527 shares in 1998            31,262         31,248
              Unamortized cost of 120,877
                restricted shares in 1999
                and 133,172 restricted shares
                in 1998, issued under stock
                incentive plan                         880          1,021
                                                 ---------      ---------
                                                   193,619        185,856
                                                 ---------      ---------
     Total Liabilities and Shareholders' Equity  $ 629,598      $ 647,620
                                                 =========      =========

                 The accompanying notes are an integral part
                         of the financial statements.

               SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                                            Quarter Ended
                                                              March 31,
                                                         1999           1998
                                                      ----------     ----------
                                                        ($ in thousands, except
                                                           per share amounts)

     Operating Revenues
       Gas sales                                      $   60,939     $   62,882
       Gas marketing                                      13,475         15,201
       Oil sales                                           1,661          2,769
       Gas transportation and other                        2,145          2,104
                                                      ----------     ----------
                                                          78,220         82,956
                                                      ----------     ----------
     Operating Costs and Expenses
       Gas purchases - utility                            20,360         18,687
       Gas purchases - marketing                          12,088         14,272
       Operating and general                              13,923         15,129
       Depreciation, depletion and amortization           10,372         13,039
       Taxes, other than income taxes                      1,548          1,906
                                                      ----------     ----------
                                                          58,291         63,033
                                                      ----------     ----------
     Operating Income                                     19,929         19,923
                                                      ----------     ----------
     Interest Expense
       Interest on long-term debt                          4,834          5,048
       Other interest charges                                283            265
       Interest capitalized                                 (839)        (1,135)
                                                      ----------     ----------
                                                           4,278          4,178
                                                      ----------     ----------
     Other Income (Expense)                                 (680)          (873)
                                                      ----------     ----------
     Income Before Provision for Income Taxes             14,971         14,872
                                                      ----------     ----------
     Income Tax Provision
       Current                                             5,370          5,306
       Deferred                                              469            494
                                                      ----------     ----------
                                                           5,839          5,800
                                                      ----------     ----------
     Net Income                                       $    9,132     $    9,072
                                                      ==========     ==========

     Basic Earnings Per Share                              $0.37          $0.37
                                                          ======         ======

     Weighted Average Common Shares Outstanding       24,933,919     24,843,012
                                                      ==========     ==========

     Diluted Earnings Per Share                            $0.37          $0.37
                                                          ======         ======

     Diluted Weighted Average Common
       Shares Outstanding                             24,933,919     24,860,505
                                                      ==========     ==========

     Dividends Declared Per Share Payable 5/5/99
       and 5/5/98                                          $ .06          $ .06
                                                           =====          =====

                  The accompanying notes are an integral part
                         of the financial statements.
                                   - 5 -

                 SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                               Quarter Ended
                                                                 March 31,
                                                             1999        1998
                                                           --------    --------
                                                             ($ in thousands)
     Cash Flows From Operating Activities
       Net income                                          $  9,132    $  9,072
       Adjustments to reconcile net income to
         net cash provided by operating activities:
           Depreciation, depletion and amortization          10,715      13,364
           Deferred income taxes                                469         494
           Equity in loss of partnership                        557         786
           Change in assets and liabilities:
             Decrease in accounts receivable                  6,493       7,813
             Change in income taxes receivable/payable        4,814       8,506
             Decrease in inventories                          5,550       4,809
             Increase in over-recovered purchased gas costs   1,869       7,927
             Decrease in accounts payable                   (10,093)     (5,301)
             Increase in interest payable                     4,562       4,578
             Net change in other current assets
                 and liabilities                              1,219         841
                                                           --------    --------
     Net cash provided by operating activities               35,287      52,889
                                                           --------    --------
     Cash Flows From Investing Activities
       Capital expenditures                                 (13,714)     (8,930)
       Investment in partnership                                -        (7,343)
       Decrease in gas stored underground                     5,161       2,951
       Other items                                              935         114
                                                           --------    --------
     Net cash used in investing activities                   (7,618)    (13,208)
                                                           --------    --------
     Cash Flows From Financing Activities
       Decrease in revolving long-term debt                 (26,200)    (40,400)
       Cash dividends                                        (1,496)     (1,491)
                                                           --------    --------
     Net cash used in financing activities                  (27,696)    (41,891)
                                                           --------    --------
     Decrease in cash                                           (27)     (2,210)
     Cash at beginning of year                                1,622       4,603
                                                           --------    --------
     Cash at end of period                                 $  1,595    $  2,393
                                                           ========    ========

                The accompanying notes are an integral part
                        of the financial statements.
                                   - 6 -

                  SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999



1.       BASIS OF PRESENTATION

         The financial statements included herein are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The Company's accounting policies are summarized in the 1998 Annual Report to Shareholders, Notes to Financial Statements.

         Certain reclassifications have been made to the March 31, 1998, financial statements in order to conform with the 1999 presentation. These reclassifications had no effect on previously reported net income.

2.       OIL AND GAS PROPERTIES

         The Company utilizes the full cost method of accounting for costs related to its oil and natural gas properties. Under this method, all such costs (productive and nonproductive) are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the units-of-production method. These capitalized costs are subject to a ceiling test, however, which limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved gas and oil reserves discounted at 10 percent plus the lower of cost or market value of unproved properties. Such capitalized costs do not include costs related to unevaluated properties. At March 31, 1999, the Company's unamortized costs of oil and gas properties exceeded this ceiling amount by approximately $41.4 million (net of taxes) due primarily to low gas prices. However, the ceiling limitation was recalculated using May 1999 prices, as prescribed by SEC guidelines, and, as a result, the Company's unamortized costs of oil and gas properties did not exceed this recomputed ceiling amount.

3.       EARNINGS PER SHARE

         Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during each year. The diluted earnings per share calculation adds to the weighted average number of common shares outstanding the incremental shares that would have been outstanding assuming the exercise of dilutive stock options. Antidilutive options not included in the computation were for 1,634,901 shares of common stock with a weighted average exercise price of $12.15 per share in the first quarter of 1999, and options to purchase 1,286,501 shares with a weighted average exercise price of $13.83 in the first quarter of 1998.

4.       DIVIDEND PAYABLE

         A dividend of $.06 per share was declared April 7, 1999, payable May 5, 1999.

5.       SEGMENT INFORMATION

         The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in 1998 which changes the way the Company reports information about its operating segments. The Company's reportable business segments have been identified based on the differences in products or services provided. Revenues for the exploration and production segment are derived from the production and sale of natural gas and crude oil. Revenues for the gas distribution segment arise from the transportation and sale of natural gas at retail. The marketing segment generates revenue through the marketing of both Company and third party produced gas volumes. The Company utilizes operating income to evaluate segment profit or loss.

         Summarized financial information for the Company's reportable segments are shown in the following table. The "Other" column includes items related to non-reportable segments (real estate and pipeline operations) and corporate items.

                                                Exploration
                                                    and           Gas
                                                Production    Distribution   Marketing      Other         Total
                                                ----------    ------------   ---------     -------      --------
                                                                           (in thousands)
         Three months ended March 31, 1999:
         Revenues from external customers         $ 11,678       $ 53,067     $ 13,475     $    --      $ 78,220
         Intersegment revenues                       8,703             51        8,519          96        17,369
         Depreciation, depletion and
              amortization expense                   8,565          1,767           18          22        10,372
         Operating income                            5,886         12,950        1,046          47        19,929
         Assets                                    406,800        180,662        7,358      34,778<F1>   629,598
         Capital expenditures                       12,183          1,375            7         149        13,714

         Three months ended March 31, 1998:
         Revenues from external customers         $ 11,875       $ 55,868     $ 15,201     $    12      $ 82,956
         Intersegment revenues                      12,386             57        4,076         183        16,702
         Depreciation, depletion and
              amortization expense                  11,093          1,891            8          47        13,039
         Operating income                            6,556         12,640          649          78        19,923
         Assets                                    452,157        186,229        7,087      38,366<F1>   683,839
         Capital expenditures                        7,145          1,666            3         116         8,930

 <F1>    (1) Other  assets  includes  the  Company's  equity  investment  in the operations of NOARK, corporate assets not allocated to segments, and assets for non-reportable segments.

         Intersegment sales by the exploration and production segment to the gas distribution and marketing segments are priced in accordance with terms of existing contracts and current market conditions. Parent company assets include furniture and fixtures, prepaid debt costs and prepaid pension costs. Parent company general and administrative costs, depreciation expense and taxes other than income are allocated to segments. All of the Company's operations are located within the United States.

6.       INTEREST AND INCOME TAXES PAID

         The following table provides interest and income taxes paid during each period presented.

         Quarter Ended March 31                   1999                  1998
         -----------------------------------------------------------------------
                                                        (in thousands)
         Interest payments                        $307                  $501
         Income tax payments                      $429                  $ -

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following updates information as to the Company's financial condition provided in the Company's Form 10-K for the year ended December 31, 1998, and analyzes the changes in the results of operations between the three month period ended March 31, 1999, and the comparable period of 1998.

RESULTS OF OPERATIONS

Net income for the three months ended March 31, 1999, was $9.1 million, or $.37 per share, even with the same period in 1998. Improved operating results experienced by the natural gas utility and marketing segments during the first quarter offset a decline in operating income experienced by the exploration and production segment.

The following tables compare operating revenues and operating income by business segment for the first three months of 1999 and 1998:


                                                                       Increase
                                              1999          1998      (Decrease)
                                           --------      --------     ----------
                                                       (in thousands)
         Revenues
            Exploration and production     $ 20,381      $ 24,261      $(3,880)
            Gas distribution                 53,118        55,925       (2,807)
            Marketing and other              22,090        19,472        2,618
            Eliminations                    (17,369)      (16,702)        (667)
                                           --------      --------      -------
                                           $ 78,220      $ 82,956      $(4,736)
                                           ========      ========      =======


         Operating Income
            Exploration and production     $  5,886      $  6,556      $  (670)
            Gas distribution                 12,950        12,640          310
            Marketing and other               1,093           727          366
                                           --------      --------      -------
                                           $ 19,929      $ 19,923      $     6
                                           ========      ========      =======

Exploration and Production
Revenues for the exploration and production segment were down 16% and operating income was down 10% for the three months ended March 31, 1999, as compared to the same period in 1998, primarily due to lower oil and gas production. Gas and oil production during the first quarter of 1999 was 8.5 billion cubic feet (Bcf) equivalent, compared to 9.9 Bcf equivalent for the same period in 1998. Gas production was 7.7 Bcf for the three months ended March 31, 1999, compared to
8.7 Bcf for the same period in 1998. The decrease in production was largely due to reduced demand from the Company's utility systems due to warm weather combined with delays in non-operated projects. The Company's sales to its gas distribution systems were 3.2 Bcf during the three months ended March 31, 1999, compared to 4.5 Bcf for the same period in 1998. The

Company's oil production was 137 thousand barrels (MBbls) during the three months ended March 31, 1999, down from 192 MBbls for the same period of 1998, primarily reflecting the decline in productive capability of existing properties.

The Company received an average price of $2.46 per thousand cubic feet (Mcf) for its gas production for the three months ended March 31, 1999, up slightly from $2.44 per Mcf for the same period of 1998. The Company hedged 4.2 Bcf of gas in the first quarter of 1999 that added $.47 per Mcf to the average gas price. Additionally, the Company receives monthly demand charges related to the no-notice service it makes available to the utility segment which increases the Company's average gas price received. The Company received an average price of $12.16 per barrel for its oil production during the three months ended March 31, 1999, down from $14.44 per barrel for the same period of 1998.


Gas Distribution
Operating income of the gas distribution segment increased 2% in the first quarter of 1999, as compared to the first quarter of 1998, despite weather which was 16% warmer than normal and 5% warmer than in the same period of 1998. The improvement in operating income was due to the combined effects of reduced operating expenses, customer growth and weather normalization adjustments. The utility realized growth of 1.3% during the quarter in the average number of utility customers served. Additionally, weather normalization adjustments which are now applicable to the Company's Arkansas systems offset a large part of the effect of the warmer weather. The utility systems delivered 12.6 Bcf to sales and end-use transportation customers during the three months ended March 31, 1999, down slightly from 12.7 Bcf for the same period in 1998.

The Company's average rate for its utility sales decreased during the first quarter of 1999 to $5.09 per Mcf, down from $5.15 per Mcf for the same period in 1998. The decrease reflected lower prices paid for purchases of natural gas which are passed through to customers under automatic adjustment clauses.

Marketing
Operating income for the marketing segment was $1.0 million for the first quarter of 1999, compared to $.7 million for the first quarter of 1998. The increase in operating income in the Marketing segment was due to increased volumes marketed and monthly demand charges received under a competitively bid contract with the Company's gas distribution subsidiary. The Company marketed
12.7 Bcf of gas in the first three months of 1999, compared to 9.8 Bcf for the same period in 1997.

NOARK Pipeline
The Company's share of the NOARK Pipeline System Limited Partnership (NOARK) pre-tax loss included in other income was $.6 million for the first quarter of 1999, down from $.8 million for the same period in 1998. The improvement in NOARK's pre-tax loss primarily reflects the benefits of the integration of the NOARK Pipeline System with the Ozark Gas Transmission

System. The integration of the two systems was completed in November 1998. The Company expects its losses associated with NOARK to continue to decline from historical levels.

Operating Costs and Expenses
Operating costs and expenses decreased 8% in the first quarter of 1999, as compared to the first quarter of 1998. The decrease was primarily caused by lower operating expenses and lower depreciation, depletion and amortization expense. The decrease in operating and general expenses was due to both decreased general and administrative costs and decreased operating expenses in both the exploration and production segment and the gas distribution segment. The decrease in depreciation, depletion and amortization expense was due to a decrease in the amortization rate per unit of production in the exploration and production segment that resulted from the Company's write-down of its oil and gas properties in the second quarter of 1998. The amortization rate for this segment averaged $.98 per Mcf equivalent for the first quarter of 1999, compared to $1.10 per Mcf equivalent in the first quarter of 1998. The changes in purchased gas costs for the gas distribution and marketing segments reflect prices paid for supplies and the mix of purchases from intercompany versus third party sources.

The Company utilizes the full cost method of accounting for costs related to its oil and natural gas properties. Under this method, all such costs (productive and nonproductive) are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the units-of-production method. These capitalized costs are subject to a ceiling test, however, which limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved gas and oil reserves discounted at 10 percent plus the lower of cost or market value of unproved properties. Such capitalized costs do not include costs related to unevaluated properties. At March 31, 1999, the Company's unamortized costs of oil and gas properties exceeded this ceiling amount by approximately $41.4 million (net of taxes) due primarily to low oil and gas prices. However, the ceiling limitation was recalculated using May 1999 prices, as prescribed by SEC guidelines, and, as a result, the Company's unamortized costs of oil and gas properties did not exceed this recomputed ceiling amount. The Company's full cost ceiling is evaluated at the end of each quarter. A decline in gas and oil prices from current levels, or other factors, without other mitigating circumstances, could cause a future write-down of capitalized costs and a non-cash charge against future earnings.

Interest expense, net of capitalization, for the three months ended March 31, 1999, was up 2% compared to the same period in 1998, as lower interest costs that primarily resulted from lower average borrowings were more than offset by the lower level of capitalized interest. Interest is capitalized in the exploration and production segment on costs that are unevaluated and excluded from amortization.

The changes in the provisions for current and deferred income taxes recorded in the three month period ended March 31, 1999, as compared to the same period in 1998, resulted primarily from the level of taxable income and from the deduction of intangible drilling costs in the year incurred for tax purposes, netted against the turnaround of intangible drilling costs deducted for tax purposes in prior years. Intangible drilling costs are capitalized and amortized over future years for financial reporting purposes under the full cost method of accounting.


CHANGES IN FINANCIAL CONDITION

Changes in the Company's financial condition at March 31, 1999, as compared to December 31, 1998, primarily reflect the seasonal nature of the gas distribution segment of the Company's business.

Routine capital expenditures, cash dividends and scheduled debt retirements are predominantly funded through cash provided by operations. For the first three months of 1999 and 1998, net cash provided by operating activities was $35.3 million and $52.9 million, respectively, and exceeded the total of these routine requirements. The decrease in cash provided by operations during the first quarter of 1999 was due to the timing of cash receipts and payments. The Company had net over-recovered purchased gas costs of $3.4 million at March 31, 1999. At December 31, 1998, the Company had net over-recovered purchased gas costs in the amount of $1.5 million. These amounts are classified as current liabilities.

Financing Requirements
The Company has access to $80.0 million of medium to long-term capital at current market lending rates through two floating rate revolving credit facilities. Of this amount, $8.7 million was outstanding at March 31, 1999, all of which was classified as long-term debt. During the first quarter of 1999, the Company's revolving long-term debt was reduced by $26.2 million, due to seasonally strong cash flow. As a result, long-term debt at March 31, 1999, accounted for 57% of the Company's capitalization, down from 60% at December 31, 1998.

The Company expects its outstanding borrowings to increase during the remaining months of 1999 as cash generated from operations will be less than the requirements for routine capital expenditures and cash dividends due to lower levels of heating-generated revenues and seasonally higher capital expenditures resulting from favorable drilling and construction weather. The Company's capital expenditures for the first three months of 1999 were $13.7 million, compared to $8.9 million for the same period in 1998. Planned capital spending during 1999 is expected to be approximately even with 1998 spending.

At March 31, 1999, the NOARK partnership had outstanding debt totaling approximately $79.0 million. The Company and the other general partner of NOARK have severally guaranteed the principal and interest payments on the NOARK debt. The Company's share of the several guarantee is 60%.

Working Capital
Accounts receivable has declined since December 31, 1998, due primarily to seasonally lower gas deliveries of the gas distribution segment. The decrease in income taxes receivable resulted from an increase in taxes payable that resulted from taxable income generated in the first quarter of

1999. The decrease in inventories since December 31, 1998, is both the result of withdrawals of gas stored underground to meet seasonal requirements in the gas distribution segment and sales of gas to unaffiliated parties from the Company's unregulated underground storage facility.

Accounts payable has declined since December 31, 1998, due primarily to seasonally lower gas purchases of the gas distribution segment and to the timing of expenditures. The increase in interest payable is due to the timing of interest payments on the Company's long-term debt. Other changes in current assets and current liabilities between periods resulted primarily from the timing of expenditures and receipts.

YEAR 2000
The Company's current state of readiness for the year 2000 has not materially changed from its state of readiness that was disclosed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1998 Form 10-K.


FORWARD LOOKING INFORMATION

All statements, other than historical financial information, included in this discussion and analysis of financial condition and results of operations may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes the expectations expressed in such forward-looking statements are based on reasonable assumptions, such statements are not guarantees of future performance and actual results or developments may differ materially from those in the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include, but are not limited to, the timing and extent of changes in commodity prices for gas and oil, the timing and extent of the Company's success in discovering, developing, producing, and estimating reserves, the effects of weather and regulation on the Company's gas distribution segment, increased competition, legal and economic factors, changing market conditions, the comparative cost of alternative fuels, conditions in capital markets and changes in interest rates, availability of oil field services, drilling rigs, and other equipment, as well as various other factors beyond the Company's control.

                                     PART I


Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Interest Rate Risk

     The Company's long-term debt obligations are sensitive to changes in interest rates. The Company's policy is to manage interest rates through use of a combination of fixed and floating rate debt. Interest rate swaps may be used to adjust interest rate exposures when appropriate. There were no interest rate swaps outstanding at March 31, 1999. There have been no material changes in the interest rate risk information that was presented in the Company's 1998 10-K.

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

     The following table provides information about the Company's financial instruments that are sensitive to changes in commodity prices. The table presents the notional amount in Bcf (billion cubic feet), the weighted average contract prices, and the total dollar contract amount by expected maturity dates. The "Carrying Amount" for the contract amounts are calculated as the contractual payments for the quantity of gas or oil to be exchanged under futures contracts and do not represent amounts recorded in the Company's financial statements. The "Fair Value" represents values for the same contracts using comparable market prices at March 31, 1999. The net difference between the contract amounts and fair value amounts of the contracts was $.9 million at March 31, 1999.


                                                                  Expected Maturity Date
                                              ----------------------------------------------------------
                                                    1999                 2000                 2001
                                              ----------------     ----------------     ----------------
                                              Carrying    Fair     Carrying    Fair     Carrying    Fair
                                               Amount    Value      Amount    Value      Amount    Value
                                               ------    -----      ------    -----      ------    -----

     Natural Gas:
     Swaps with a fixed price receipt
        Contract volume (Bcf)                    12.9                  9.3                             -
        Weighted average price per Mcf          $2.04                $2.24                             -
        Contract amount (in millions)           $26.4    $26.0       $20.9    $20.5           -        -

     Swaps with a fixed price payment
        Contract volume (Bcf)                      .9                    -                    -
        Weighted average price per Mcf          $2.13                    -                    -
        Contract amount (in millions)            $2.0     $1.9           -        -           -        -

     Basis swaps
        Contract volume (Bcf)                      .7                    -                    -
        Weighted average basis difference
           per Mcf                              $.089                    -                    -
        Contract amount (in millions)             $.1      $.1           -        -           -        -

     Oil:
     Price floor
        Contract volume (MBbls)                   281                  350                  325
        Weighted average price per Bbl         $18.00               $18.00               $18.00
        Contract amount (in millions)            $5.1     $5.5        $6.3     $7.0        $5.9     $6.6


                                     PART II

                                OTHER INFORMATION

Item 1

In its Form 8-K filed July 2, 1996, the Company disclosed that a lawsuit relating to overriding royalty interests in certain Arkansas oil and gas properties had been filed against it and two of its wholly-owned subsidiaries. The lawsuit, which was brought by a party who was originally included in (but opted out of) the class action litigation described in the Company's Form 10-K for the fiscal year ended December 31, 1998, involves claims similar to those upon which judgment was rendered against the Company and its subsidiaries in that class action litigation. This lawsuit has been set for trial in January 2000. While the amounts of this pending claim could be material, management believes, based on its investigations, that the Company's ultimate liability, if any, will not be material to its consolidated financial position or results of operations.

In 1997, the Company's subsidiary, Southwestern Energy Production Company (SEPCO), filed suit against several parties, including an outside consultant previously employed by SEPCO, alleging breach of contract, fraud, and other causes of action in connection with services performed on SEPCO's south Louisiana exploration projects. On June 23, 1998, the outside consultant filed a counterclaim against SEPCO. The consultant's primary cause of action relates to a claim that he is contractually entitled to a 25% interest in the Boure' project, one of SEPCO's south Louisiana exploration projects. The counterclaim alleges seven different claims for relief, including breach of contract, fraud, and defamation and requests damages in excess of $10,000,000 for each claim plus punitive damages in excess of $10,000,000. This case has been scheduled for non-binding mediation in June 1999 and is expected to be tried in October 1999. The Company feels these claims are without merit and intends to vigorously contest them. Although the total amount of these claims is significant in the aggregate, management believes, based on its investigation, that the Company's ultimate liability, if any, will not be material to its consolidated financial position or results of operation.

Items 2 - 6(a)

No developments required to be reported under Items 2 - 6(a) occurred during the quarter ended March 31, 1999.


Item 6(b)

On April 8, 1999, the Company filed a current report on Form 8-K dated April 7, 1999, announcing the approval by the Company's Board of Directors of an amendment and extension of the Company's Share Purchase Rights Plan.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     SOUTHWESTERN ENERGY COMPANY
                                                              Registrant


DATE:     May 14, 1999                                   /s/ GREG D. KERLEY
       ------------------                         ------------------------------
                                                           Greg D. Kerley
                                                        Senior Vice President
                                                     and Chief Financial Officer