Form 10-Q
period 1999-06-30
SOUTHWESTERN ENERGY CO
filed 1999-08-10
CIK 7332

===========================================================================

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                        -----------------------
                               FORM 10-Q
 (Mark one)
    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                           Exchange Act of 1934
               For the quarterly period ended June 30, 1999
                                              -------------

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
                              Yes: X    No:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               Class                     Outstanding at August 5, 1999
    ----------------------------         -----------------------------
    Common Stock, Par Value $.10                 24,937,618

===========================================================================
                                   - 1 -

                                   PART I

                            FINANCIAL INFORMATION

                 SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                   ASSETS

                                                 June 30,       December 31,
                                                   1999             1998
                                               ------------     ------------
                                                      ($ in thousands)
     Current Assets
       Cash                                      $   1,510        $   1,622
       Accounts receivable                          22,193           40,655
       Income taxes receivable                       1,050            2,008
       Inventories, at average cost                 22,448           22,812
       Other                                         3,880            5,174
                                                 ---------        ---------
            Total current assets                    51,081           72,271
                                                 ---------        ---------
     Investments                                    12,960           14,015
                                                 ---------        ---------
     Property, Plant and Equipment, at cost
       Gas and oil properties, using the
         full cost method                          783,105          758,863
       Gas distribution systems                    219,659          217,741
       Gas in underground storage                   20,993           24,279
       Other                                        28,168           27,582
                                                 ---------        ---------
                                                 1,051,925        1,028,465
       Less:  Accumulated depreciation,
                depletion and amortization         499,425          478,790
                                                 ---------        ---------
                                                   552,500          549,675
                                                 ---------        ---------

     Other Assets                                   11,056           11,659
                                                 ---------        ---------





     Total Assets                                $ 627,597        $ 647,620
                                                 =========        =========



                 The accompanying notes are an integral part
                       of the financial statements.

                SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                 June 30,       December 31,
                                                   1999             1998
                                               ------------     ------------
                                                      ($ in thousands)
     Current Liabilities
       Current portion of long-term debt         $   1,536        $   1,536
       Accounts payable                             23,831           37,780
       Taxes payable                                 2,447            3,408
       Interest payable                              2,375            2,471
       Customer deposits                             5,642            5,635
       Over-recovered purchased gas costs            1,233            1,503
       Other                                         3,101            2,453
                                                 ---------        ---------
            Total current liabilities               40,165           54,786
                                                 ---------        ---------
     Long-Term Debt, less current portion above    267,800          281,900
                                                 ---------        ---------
     Other Liabilities
       Deferred income taxes                       125,403          121,413
       Other                                         3,668            3,665
                                                 ---------        ---------
                                                   129,071          125,078
                                                 ---------        ---------
     Commitments and Contingencies

     Shareholders' Equity
       Common stock, $.10 par value; authorized
         75,000,000 shares, issued 27,738,084
         shares                                      2,774            2,774
       Additional paid-in capital                   21,245           21,249
       Retained earnings                           198,538          194,102
       Less:  Common stock in treasury, at cost,
                2,803,471 shares in 1999 and
                2,803,527 shares in 1998            31,247           31,248
              Unamortized cost of 116,949
                restricted shares in 1999
                and 133,172 restricted shares
                in 1998, issued under stock
                incentive plan                         749            1,021
                                                 ---------        ---------
                                                   190,561          185,856
                                                 ---------        ---------
     Total Liabilities and Shareholders' Equity  $ 627,597        $ 647,620
                                                 =========        =========

                 The accompanying notes are an integral part
                         of the financial statements.

               SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                                            Quarter Ended                 Six Months Ended
                                                              June 30,                        June 30,
                                                         1999           1998             1999           1998
                                                      ----------     ----------       ----------     ----------
                                                              ($ in thousands, except per share amounts)

     Operating Revenues
       Gas sales                                      $   30,715     $   32,412       $   91,654     $   95,294
       Gas marketing                                      21,330         19,504           34,805         34,705
       Oil sales                                           2,312          2,575            3,973          5,344
       Gas transportation and other                        1,682          1,843            3,827          3,947
                                                      ----------     ----------       ----------     ----------
                                                          56,039         56,334          134,259        139,290
                                                      ----------     ----------       ----------     ----------
     Operating Costs and Expenses
       Gas purchases - utility                             7,714          3,983           28,074         22,670
       Gas purchases - marketing                          20,585         19,054           32,673         33,326
       Operating and general                              14,319         16,612           28,242         31,741
       Depreciation, depletion and amortization           10,321         12,399           20,693         25,438
       Write-down of oil and gas properties                    -         66,383                -         66,383
       Taxes, other than income taxes                      1,559          1,738            3,107          3,644
                                                      ----------     ----------       ----------     ----------
                                                          54,498        120,169          112,789        183,202
                                                      ----------     ----------       ----------     ----------
     Operating Income (Loss)                               1,541        (63,835)          21,470        (43,912)
                                                      ----------     ----------       ----------     ----------
     Interest Expense
       Interest on long-term debt                          4,679          4,703            9,513          9,751
       Other interest charges                                258            503              541            768
       Interest capitalized                                 (827)        (1,196)          (1,666)        (2,331)
                                                      ----------     ----------       ----------     ----------
                                                           4,110          4,010            8,388          8,188
                                                      ----------     ----------       ----------     ----------
     Other Income (Expense)                                 (225)        (1,103)            (905)        (1,976)
                                                      ----------     ----------       ----------     ----------
     Income (Loss) Before Income Taxes                    (2,794)       (68,948)          12,177        (54,076)
                                                      ----------     ----------       ----------     ----------
     Income Tax Provision (Benefit)
       Current                                            (4,620)        (1,418)             750          3,888
       Deferred                                            3,530        (25,472)           3,999        (24,978)
                                                      ----------     ----------       ----------     ----------
                                                          (1,090)       (26,890)           4,749        (21,090)
                                                      ----------     ----------       ----------     ----------
     Net Income (Loss)                                $   (1,704)    $  (42,058)      $    7,428     $  (32,986)
                                                      ==========     ==========       ==========     ==========

     Basic Earnings (Loss) Per Share                      ($0.07)        ($1.70)           $0.30         ($1.33)
                                                          ======         ======           ======         ======

     Weighted Average Common Shares Outstanding       24,934,012     24,859,789       24,933,966     24,851,447
                                                      ==========     ==========       ==========     ==========

     Diluted Earnings (Loss) Per Share                    ($0.07)        ($1.70)           $0.30         ($1.33)
                                                          ======         ======           ======         ======

     Diluted Weighted Average Common
       Shares Outstanding                             24,934,012     24,859,789       24,933,966     24,851,447
                                                      ==========     ==========       ==========     ==========

     Dividends Declared Per Share Payable 8/5/99
       and 8/5/98                                          $ .06          $ .06            $ .06          $ .06
                                                           =====          =====            =====          =====

                  The accompanying notes are an integral part
                         of the financial statements.
                                   - 5 -

                 SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                             Six Months Ended
                                                                 June 30,
                                                             1999        1998
                                                           --------    --------
                                                             ($ in thousands)
     Cash Flows From Operating Activities
       Net income (loss)                                   $  7,428    $(32,986)
       Adjustments to reconcile net income to
         net cash provided by operating activities:
           Depreciation, depletion and amortization          21,382      26,101
           Write-down of oil and gas properties                   -      66,383
           Deferred income taxes                              3,999     (24,978)
           Equity in loss of partnership                      1,055       1,706
           Change in assets and liabilities:
             Decrease in accounts receivable                 18,462      21,565
             Decrease in income taxes receivable                958       4,751
             Decrease in inventories                            364       1,107
             Increase (decrease) in over-recovered
                purchased gas costs                            (270)      9,577
             Decrease in accounts payable                   (13,949)     (1,820)
             Net change in other current assets
                and liabilities                                 892        (452)
                                                           --------    --------
     Net cash provided by operating activities               40,321      70,954
                                                           --------    --------
     Cash Flows From Investing Activities
       Capital expenditures                                 (28,534)    (26,414)
       Investment in partnership                                  -      (7,343)
       (Increase) decrease in gas stored underground          3,286        (306)
       Other items                                            1,907         863
                                                           --------    --------
     Net cash used in investing activities                  (23,341)    (33,200)
                                                           --------    --------
     Cash Flows From Financing Activities
       Net decrease in revolving long-term debt             (14,100)    (37,400)
       Cash dividends                                        (2,992)     (2,981)
                                                           --------    --------
     Net cash used in financing activities                  (17,092)    (40,381)
                                                           --------    --------
     Decrease in cash                                          (112)     (2,627)
     Cash at beginning of year                                1,622       4,603
                                                           --------    --------
     Cash at end of period                                 $  1,510    $  1,976
                                                           ========    ========

                The accompanying notes are an integral part
                        of the financial statements.
                                   - 6 -

                  SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1999



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

         Certain reclassifications have been made to the June 30, 1998, financial statements in order to conform with the 1999 presentation. These reclassifications had no effect on previously reported net income.

2.       EARNINGS PER SHARE

         Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during each year. The diluted earnings per share calculation adds to the weighted average number of common shares outstanding the incremental shares that would have been outstanding assuming the exercise of dilutive stock options. The Company had options for 1,634,901 shares of common stock with a weighted average exercise price of $12.15 per share in 1999, and options to purchase 1,286,501 shares with a weighted average exercise price of $13.37 in 1998, that were not included in the calculation of diluted shares because they would have had an anti-dilutive effect due to the Company's net loss in the second quarters of 1999 and 1998.

3.       DIVIDEND PAYABLE

         A dividend of $.06 per share was declared June 7, 1999, payable August 5, 1999.

4.       SEGMENT INFORMATION

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


                                                Exploration
                                                    and           Gas
                                                Production    Distribution   Marketing     Other         Total
                                                                           (in thousands)
         Three months ended June 30, 1999:
         Revenues from external customers        $  13,185     $  21,524     $  21,330    $    --     $  56,039
         Intersegment revenues                       2,852            21         9,828         96        12,797
         Depreciation, depletion and
              amortization expense                   8,456         1,824            18         23        10,321
         Operating income                            1,707          (623)          409         48         1,541
         Assets                                    413,275       170,153         8,664     35,505<F1>   627,597
         Capital expenditures                       13,034         1,810             1        (25)       14,820

         Three months ended June 30, 1998:
         Revenues from external customers        $  14,430     $  22,209     $  19,505    $   190     $  56,334
         Intersegment revenues                       6,716           216         4,908          9        11,849
         Depreciation, depletion and
              amortization expense                  10,453         1,891             8         47        12,399
         Write-down of oil and gas properties       66,383             -             -          -        66,383
         Operating income                          (63,318)<F2>     (769)          175         77       (63,835)
         Assets                                    392,772       174,109         7,556     37,246<F1>   611,683
         Capital expenditures                       14,513         2,767             5        199        17,484

         Six months ended June 30, 1999:
         Revenues from external customers        $  24,863     $  74,591     $  34,805    $    --     $ 134,259
         Intersegment revenues                      11,555            72        18,347        192        30,166
         Depreciation, depletion and
              amortization expense                  17,021         3,591            36         45        20,693
         Operating income                            7,593        12,327         1,455         95        21,470
         Assets                                    413,275       170,153         8,664     35,505<F1>   627,597
         Capital expenditures                       25,217         3,185             8        124        28,534

         Six months ended June 30, 1998:
         Revenues from external customers        $  26,305     $  78,077     $  34,706    $   202     $ 139,290
         Intersegment revenues                      19,102           273         8,984        192        28,551
         Depreciation, depletion and
              amortization expense                  21,546         3,783            16         93        25,438
         Write-down of oil and gas properties       66,383             -             -          -        66,383
         Operating income                          (56,762)<F2>   11,871           824        155       (43,912)
         Assets                                    392,772       174,109         7,556     37,246<F1>   611,683
         Capital expenditures                       21,658         4,433             8        315        26,414


<F1>          Other  assets  includes the  Company's  equity  investment  in the operations of NOARK, corporate assets not allocated to segments, and assets for non-reportable segments.
<F2>          Includes  a  $66.4  million  pre-tax  write-down  of oil  and  gas properties.


         Intersegment sales are priced in accordance with terms of existing contracts and current market conditions. Parent company assets include furniture and fixtures, prepaid debt costs and prepaid pension costs. Parent company general and administrative costs, depreciation expense and taxes other than income are allocated to segments. All of the Company's operations are located within the United States.

5.       INTEREST AND INCOME TAXES PAID

         The following table provides interest and income taxes paid during each period presented.


                                           Three Months          Six Months
         Periods Ended June 30            1999     1998        1999     1998
         ---------------------------------------------------------------------
                                                   (in thousands)
         Interest payments               $9,117   $9,280      $9,424   $9,781
         Income tax payments               $212   $2,342        $641   $2,342


                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following updates information as to the Company's financial condition provided in the Company's Form 10-K for the year ended December 31, 1998, and analyzes the changes in the results of operations between the three and six month periods ended June 30, 1999, and the comparable periods of 1998.

RESULTS OF OPERATIONS

The Company reported a net loss of $1.7 million, or $.07 per share, for the second quarter of 1999, compared to a net loss of $42.1 million or $1.70 per share, for the same period in 1998. The 1998 results reflect the impact of an after-tax, non-cash ceiling test write-down of the Company's oil and gas properties of $40.5 million, or $1.63 per share. Excluding the non-cash write-down, the Company would have recognized a net loss of $1.6 million, or $.07 per share in the second quarter of 1998, approximately even with the Company's 1999 results. Net income for the six months ended June 30, 1999, was $7.4, or $.30 per share, compared to $7.5 million, or $.30 per share for the same period in 1998, excluding the non-cash charge.

Results for the second quarter of 1999 were unfavorably impacted by lower production volumes and lower gas prices, offset by decreased operating and general expenses and lower depreciation, depletion and amortization expense. The following tables compare operating revenues and operating income (before the effects of the write-down of oil and gas properties in 1998) by business segment for the three and six month periods ended June 30, 1999 and 1998:


                                      Quarter Ended               Six Months Ended
                                        June 30,                      June 30,
                                   1999          1998            1999          1998
                                                    (in thousands)
Revenues
  Exploration and production     $ 16,037      $ 21,146        $ 36,418      $ 45,407
  Gas distribution                 21,545        22,425          74,663        78,350
  Marketing and other              31,254        24,612          53,344        44,084
  Eliminations                    (12,797)      (11,849)        (30,166)      (28,551)
                                 --------      --------        --------      --------
                                 $ 56,039      $ 56,334        $134,259      $139,290
                                 ========      ========        ========      ========

Operating Income (Loss)
  Exploration and production     $  1,707      $  3,065        $  7,593      $  9,621
  Gas distribution                   (623)         (769)         12,327        11,871
  Marketing and other                 457           252           1,550           979
                                 --------      --------        --------      --------
                                 $  1,541      $  2,548        $ 21,470      $ 22,471
                                 ========      ========        ========      ========


Exploration and Production
Revenues of the exploration and production segment were down 24% for the three month period ended June 30, 1999, and down 20% for the six month period ended June 30, 1999, both as compared to the same periods in 1998, primarily due to lower production volumes and lower gas prices. Operating income of this segment, excluding the write-down in 1998, was down $1.4 million for the three months ended June 30, 1999, and was down $2.0 million for the six months ended June 30, 1999, as compared to the same periods in 1998.

Gas production for the three months ended June 30, 1999, was 7.2 Bcf, compared to 8.0 Bcf for the same period in 1998. For the six months ended June 30, 1999, gas production was 14.9 Bcf, compared to 16.7 Bcf in 1998. The decrease in production resulted from the combined effects of lower production from the Company's non-operated properties caused primarily by the industry slowdown that began last year, reduced demand from the Company's utility systems due to warm weather, and higher declines than expected from some of the Company's Gulf Coast properties. The Company's sales to its utility distribution systems were 4.5 Bcf during the six months ended June 30, 1999, compared to 6.9 Bcf for the same period in 1998. The decline in sales to the utility segment was primarily the result of weather that was 8% warmer than in 1998. Warmer weather impacts deliveries to customers and lowers the utility segment's requirements for gas to be injected into its storage facilities.

Southwestern received an average price of $1.91 per Mcf for its gas production during the three months ended June 30, 1999, down from $2.33 per Mcf for the same period in 1998. The Company received an average price of $2.19 per Mcf for its gas production during the six months ended June 30, 1999, down from $2.39 per Mcf for the same period in 1998. The Company hedged 9.9 Bcf of gas in the first six months of 1999 that added $.20 per Mcf to the average gas price realized. Additionally, the Company receives monthly demand charges related to the no-notice service it makes available to the utility segment which increases the Company's average gas price received.

The Company's oil production was 290 thousand barrels (MBbls) during the six months ended June 30, 1999, down from 387 MBbls for the same period of 1998, primarily reflecting the decline in productive capability of existing properties. Southwestern received an average price of $13.70 per barrel for its oil production during the six months ended June 30, 1999, compared to $13.82 per barrel for the same period of 1998.

Gas Distribution
Operating income of the gas distribution segment increased $.1 million for the second quarter of 1999 and $.5 million for the first six months of 1999, as compared to the same periods in 1998, despite weather during the first half of 1999 that was 17% warmer than normal and 8% warmer than the same period of 1998. Customer growth and reduced operating costs and expenses more than offset the effect of warmer weather. The utility systems delivered 18.0 Bcf to sales and end-use transportation customers during the six months ended June 30, 1999, down from 18.2 Bcf for the same period in 1998. The Company's average rate for its utility sales increased slightly to $5.44 per Mcf during the first six months of 1999, up from $5.40 per Mcf for the same period in 1998. The utility also realized 1% growth in the average number of customers.

Marketing
Operating income for the marketing segment was $.4 million on revenues of $31.2 million for the second quarter of 1999, compared to $.2 million on revenues of $24.4 million for the same period in 1998. For the six months ended June 30, 1999, operating income for this segment was $1.5 million on revenues of $53.2 million, compared to $.8 million on revenues of $43.7 million for the same period in 1998. The increase in operating income in the marketing segment was primarily due to increased volumes marketed. The Company marketed 28.4 Bcf of gas in the first six months of 1999, compared to 21.6 Bcf for the same period in 1998.

NOARK Pipeline
The Company's share of NOARK's pre-tax loss included in other income was $.5 million for the second quarter of 1999 and $1.1 million for the first six months of 1999, compared to $.9 million and $1.7 million, respectively, for the same periods in 1998. The improvement in NOARK's pre-tax loss primarily reflects the benefits of the integration of the NOARK Pipeline System with the Ozark Gas Transmission System. The integration of the two systems was completed in November 1998. The Company expects its losses associated with NOARK to continue to decline from historical levels.

Regulatory Matters
On May 19, 1999, the Staff of the Arkansas Public Service Commission (Staff) initiated a proceeding before the Arkansas Public Service Commission (APSC) in which it seeks an annual reduction of approximately $2.3 million in the rates Arkansas Western Gas Company charges its ratepayers in northwest Arkansas (AWG division). The AWG division's last rate case was settled in 1996. Staff's position is based on various adjustments to the utility's rate base, operating expenses, capital structure and rate of return. A large portion of the proposed reduction is based on a significant downward adjustment to the utility's current return on equity authorized by the APSC in 1996. The APSC has set a hearing date of September 30, 1999. Management believes, based on its investigation, that the AWG division is not overearning and that the final resolution of this proceeding will not have a material effect on the Company's consolidated financial position or results of operations.

Operating Costs and Expenses
The Company's operating costs and expenses, exclusive of gas purchases by the Company's utility and marketing segments and the non-cash write-down of oil and gas properties in 1998, decreased 15% in the second quarter of 1999 and decreased 14% for the first six months of 1999, both as compared to the comparable periods in 1998. The decreases in operating and general expenses were due primarily to decreases in operating costs in the exploration and production and gas distribution segments, and lower general and administrative costs due to severance and other costs incurred in connection with the closing of the Company's Oklahoma City exploration and production office in 1998. The decrease in depreciation, depletion and amortization expense was due to both lower production and a decrease in the amortization rate per unit of production in the exploration and production segment that resulted primarily from the second quarter 1998 write-down of oil and gas properties. The Company's amortization rate was $.99 per Mcf equivalent for the first six months of 1999, compared to $1.11 for the same period in 1998, excluding the impact of the write-down of oil and gas properties.

The Company utilizes the full cost method of accounting for costs related to its oil and natural gas properties. Under this method, all such costs (productive and nonproductive) are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the units-of-production method. These capitalized costs are subject to a ceiling test, however, which limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved gas and oil reserves discounted at 10 percent plus the lower of cost or market value of unproved properties. At June 30, 1999, the Company's unamortized costs of oil and gas properties did not exceed this ceiling amount. The Company's full cost ceiling is evaluated at the end of each quarter. A decline in gas and oil prices from current levels, or other factors, without mitigating circumstances could cause a future write-down of capitalized costs and a non-cash charge against future earnings.

Gas purchased for resale by the Company's marketing segment increased in the second quarter of 1999 due to an increase in volumes marketed. The increase in purchased gas costs for the gas distribution segment reflects prices paid for supplies and the mix of purchases from intercompany versus third party sources.

Interest expense, net of capitalization, for the six months ended June 30, 1999, was up slightly compared to the same period in 1998, as lower interest costs that resulted from lower average outstanding borrowings and a lower average interest rate were more than offset by the lower level of capitalized interest. Interest is capitalized in the exploration and production segment on costs that are unevaluated and excluded from amortization.

The changes in the provisions for current and deferred income taxes recorded in the three and six month periods ended June 30, 1999, as compared to the same periods in 1998, resulted primarily from the June 1998 write-down of the Company's oil and gas properties which resulted in a deferred tax benefit of $25.9 million. Other items impacting deferred taxes were the level of taxable income and the deduction of intangible drilling costs in the year incurred for tax purposes, netted against the turnaround of intangible drilling costs deducted for tax purposes in prior years. Intangible drilling costs are capitalized and amortized over future years for financial reporting purposes under the full cost method of accounting.


CHANGES IN FINANCIAL CONDITION

Changes in the Company's financial condition at June 30, 1999, as compared to December 31, 1998, primarily reflect the seasonal nature of the gas distribution segment of the Company's business and the timing of cash receipts and payments.

Routine capital expenditures, cash dividends and scheduled debt retirements are predominately funded through cash provided by operations. For the first six months of 1999 and 1998, net cash provided by operating activities was $40.3 million and $71.0 million, respectively, and exceeded the total of these routine requirements. The decrease in net cash provided by operating activities during the first six months of 1999 was almost entirely due to the timing of cash receipts and payments for working capital items.

Financing Requirements
The Company has access to $80.0 million of medium to long-term capital at current market lending rates through two floating rate credit facilities. Of this amount, $20.8 million was outstanding at June 30, 1999, all of which was classified as long-term debt. During the first six months of 1999, the Company's revolving long-term debt decreased by $14.1 million primarily due to cash flow generated by seasonally high utility revenues. Long-term debt at June 30, 1999, accounted for 58% of the Company's capitalization, down from 60% at December 31, 1998.

The Company expects its outstanding borrowings to increase during the upcoming months of 1999 as cash generated from operations is expected to be less than the requirements for routine capital expenditures and cash dividends due to lower levels of heating-generated revenues and seasonally higher capital expenditures resulting from favorable drilling and construction weather. The Company's capital expenditures for the first six months of 1999 were $28.5 million, compared to $26.4 million for the same period in 1998. Planned capital spending during calendar year 1999 is currently expected to be approximately $8.0 million to $10.0 million lower than actual 1998 spending.

Working Capital
Accounts receivable has declined since December 31, 1998, due primarily to seasonally lower deliveries of the gas distribution segment. The decrease in income taxes receivable resulted from an increase in taxable income generated in the first half of 1999. Accounts payable has decreased since December 31, 1998 due to the seasonally lower gas purchases for the gas distribution segment and due to the timing of expenditures. Other changes in current assets and current liabilities between periods resulted primarily from the timing of expenditures and receipts.

YEAR 2000

The primary financial information systems of the Company that are supported by outside vendors are designed to accommodate the century date or have been upgraded and tested in 1998 to a year 2000 compliant version at no additional cost to the Company. Other information systems supported internally by the Company have been either scheduled for replacement at which time they will become year 2000 compliant, or have been modified to support year 2000 processing. Scheduled implementation and final testing of these systems was originally scheduled to be completed no later than mid-year 1999. Due to delays by a third party vendor, one of the information systems that was an upgrade to existing software has not been completely installed and tested at June 30, 1999. The Company currently expects to have this software in place by the beginning of the fourth quarter of this year. If further delays are encountered that would delay the installation beyond year-end 1999, the Company does have alternatives for processing the necessary data in the year 2000. The Company does not anticipate any material disruptions in its business activities as a result of the delay in the installation of this software. For additional information regarding the Company's state of readiness for the year 2000, refer to "Management's

Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1998 Form 10-K.

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

Interest Rate Risk

The Company's long-term debt obligations are sensitive to changes in interest rates. The Company's policy is to manage interest rates through use of a combination of fixed and floating rate debt. Interest rate swaps may be used to adjust interest rate exposures when appropriate. There were no interest rate swaps outstanding at June 30, 1999. There have been no material changes in the interest rate risk information that was presented in the Company's 1998 10-K.

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

The following table provides information about the Company's financial instruments designated as hedges that are sensitive to changes in commodity prices. The table presents the notional amount in Bcf (billion cubic feet), the weighted average contract prices, and the total dollar contract amount by expected maturity dates. The "Carrying Amount" for the contract amounts are calculated as the contractual payments for the quantity of gas or oil to be exchanged under futures contracts and do not represent amounts recorded in the Company's financial statements. The "Fair Value" represents values for the same contracts using comparable market prices at June 30, 1999. At June 30, 1999, the "Carrying Amount" exceeds the "Fair Value" by $5.6 million.

                                                                   Expected Maturity Date
                                                       1999                  2000                  2001
                                                Carrying    Fair      Carrying    Fair      Carrying    Fair
                                                 Amount    Value       Amount    Value       Amount    Value
     Natural Gas:
     Swaps with a fixed price receipt
        Contract volume (Bcf)                      11.4                  11.6                     -
        Weighted average price per Mcf            $2.16                 $2.28                     -
        Contract amount (in millions)             $24.7    $21.3        $26.4    $24.0            -       -

     Swaps with a fixed price payment
        Contract volume (Bcf)                        .6                     -                     -
        Weighted average price per Mcf            $2.17                     -                     -
        Contract amount (in millions)              $1.4     $1.5            -        -            -       -

     Basis swaps
        Contract volume (Bcf)                        .5                     -                     -
        Weighted average basis difference
           per Mcf                                $.100                     -                     -
        Contract amount (in millions)               $.1      $.1            -        -            -       -

     Oil:
     Price floor
        Contract volume (MBbls)                     188                   350                   325
        Weighted average price per Bbl           $18.00                $18.00                $18.00
        Contract amount (in millions)              $3.4     $3.4         $6.3     $6.3         $5.9    $6.0



                                     PART II

                                OTHER INFORMATION

Item 1

In 1997, the Company's subsidiary, Southwestern Energy Production Company (SEPCO), filed suit against several parties, including an outside consultant previously employed by SEPCO, alleging breach of contract, fraud, and other causes of action in connection with services performed on SEPCO's south Louisiana exploration projects. On June 23, 1998, the outside consultant filed a counterclaim against SEPCO. The consultant's primary cause of action related to a claim that he was contractually entitled to a 25% interest in the Boure' project, one of SEPCO's south Louisiana exploration projects. The counterclaim alleged seven different claims for relief including breach of contract, fraud, and defamation and requested damages in excess of $10,000,000 for each claim plus punitive damages in excess of $10,000,000. This case was settled in June 1999 on terms that did not have a material effect on the Company's consolidated financial position or results of operation. This lawsuit was first disclosed in the Company's Form 10-Q for the quarter ended June 30, 1998, and has also been disclosed in the Company's Form 10-K for the year ended December 31, 1998 and in its Form 10-Q for the quarter ended March 31, 1999.

Items 2 - 3

No developments required to be reported under Items 2 - 3 occurred during the quarter ended June 30, 1999.

Item 4 - Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 18, 1999, for the purpose of electing Directors of the Company for the ensuing year. Holders of 22,553,315 shares voted in total. Holders of 20,729,007 shares voted for the election of directors and 1,824,308 shares voted as withheld. The Directors were elected with the number of shares voted as follows:


                                                 Voted For        Withheld
                 Lewis E. Epley, Jr.            20,659,255       1,894,060
                 John Paul Hammerschmidt        20,640,500       1,912,815
                 Robert L. Howard               20,659,494       1,893,821
                 Harold M. Korell               20,658,403       1,894,912
                 Kenneth R. Mourton             20,657,314       1,896,001
                 Charles E. Scharlau            20,915,511       1,637,804


Items 5 - 6(b)

No developments required to be reported under Items 5 - 6(b) occurred during the quarter ended June 30, 1999 that have not been previously reported.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               SOUTHWESTERN ENERGY COMPANY
                                                        Registrant


DATE:     August 10, 1999                         /s/ GREGORY D. KERLEY
       ---------------------         -------------------------------------------
                                                    Gregory D. Kerley
                                                  Senior Vice President
                                               and Chief Financial Officer