Form 10-Q
period 1999-09-30
SOUTHWESTERN ENERGY CO
filed 1999-11-12
CIK 7332

===========================================================================

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                        -----------------------
                               FORM 10-Q
 (Mark one)
    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934
                 For the quarterly period ended September 30, 1999
                                                ------------------

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
                              Yes: X    No:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               Class                     Outstanding at November 5, 1999
    ----------------------------         -------------------------------
    Common Stock, Par Value $.10                 24,943,934

===========================================================================
                                   - 1 -

                                   PART I

                            FINANCIAL INFORMATION

                 SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                   ASSETS

                                               September 30,    December 31,
                                                   1999             1998
                                               -------------    ------------
                                                      ($ in thousands)
     Current Assets
       Cash                                      $   1,560        $   1,622
       Accounts receivable                          28,482           40,655
       Income taxes receivable                       5,500            2,008
       Inventories, at average cost                 27,109           22,812
       Other                                         7,188            5,174
                                                 ---------        ---------
            Total current assets                    69,839           72,271
                                                 ---------        ---------
     Investments                                    12,394           14,015
                                                 ---------        ---------
     Property, Plant and Equipment, at cost
       Gas and oil properties, using the
         full cost method                          801,723          758,863
       Gas distribution systems                    221,008          217,741
       Gas in underground storage                   23,658           24,279
       Other                                        28,192           27,582
                                                 ---------        ---------
                                                 1,074,581        1,028,465
       Less:  Accumulated depreciation,
                depletion and amortization         509,603          478,790
                                                 ---------        ---------
                                                   564,978          549,675
                                                 ---------        ---------

     Other Assets                                   11,128           11,659
                                                 ---------        ---------





     Total Assets                                $ 658,339        $ 647,620
                                                 =========        =========



                 The accompanying notes are an integral part
                       of the financial statements.

                SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                               September 30,    December 31,
                                                   1999             1998
                                               -------------    ------------
                                                      ($ in thousands)
     Current Liabilities
       Current portion of long-term debt         $   1,536        $   1,536
       Accounts payable                             36,760           37,780
       Taxes payable                                 2,829            3,408
       Interest payable                              7,017            2,471
       Customer deposits                             5,712            5,635
       Other                                         2,626            3,956
                                                 ---------        ---------
            Total current liabilities               56,480           54,786
                                                 ---------        ---------
     Long-Term Debt, less current portion above    282,600          281,900
                                                 ---------        ---------
     Other Liabilities
       Deferred income taxes                       128,612          121,413
       Other                                         3,355            3,665
                                                 ---------        ---------
                                                   131,967          125,078
                                                 ---------        ---------
     Commitments and Contingencies

     Shareholders' Equity
       Common stock, $.10 par value; authorized
         75,000,000 shares, issued 27,738,084
         shares                                      2,774            2,774
       Additional paid-in capital                   21,221           21,249
       Retained earnings                           195,107          194,102
       Less:  Common stock in treasury, at cost,
                2,796,570 shares in 1999 and
                2,803,527 shares in 1998            31,154           31,248
              Unamortized cost of 99,233
                restricted shares in 1999
                and 133,172 restricted shares
                in 1998, issued under stock
                incentive plan                         656            1,021
                                                 ---------        ---------
                                                   187,292          185,856
                                                 ---------        ---------
     Total Liabilities and Shareholders' Equity  $ 658,339        $ 647,620
                                                 =========        =========

                 The accompanying notes are an integral part
                       of the financial statements.

               SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                                            Quarter Ended                 Nine Months Ended
                                                            September 30,                   September 30,
                                                         1999           1998             1999           1998
                                                      ----------     ----------       ----------     ----------
                                                              ($ in thousands, except per share amounts)

     Operating Revenues
       Gas sales                                      $   28,238     $   27,974       $  119,892     $  123,268
       Gas marketing                                      27,915         21,851           62,720         56,556
       Oil sales                                           2,556          2,138            6,529          7,482
       Gas transportation and other                        1,691          1,588            5,518          5,535
                                                      ----------     ----------       ----------     ----------
                                                          60,400         53,551          194,659        192,841
                                                      ----------     ----------       ----------     ----------
     Operating Costs and Expenses
       Gas purchases - utility                             5,994          3,588           34,068         26,258
       Gas purchases - marketing                          27,079         21,199           59,752         54,525
       Operating and general                              13,854         13,865           42,096         45,606
       Depreciation, depletion and amortization           10,133         10,356           30,826         35,794
       Write-down of oil and gas properties                    -              -                -         66,383
       Taxes, other than income taxes                      1,676          1,629            4,783          5,273
                                                      ----------     ----------       ----------     ----------
                                                          58,736         50,637          171,525        233,839
                                                      ----------     ----------       ----------     ----------
     Operating Income (Loss)                               1,664          2,914           23,134        (40,998)
                                                      ----------     ----------       ----------     ----------
     Interest Expense
       Interest on long-term debt                          4,916          4,833           14,429         14,584
       Other interest charges                                252            387              793          1,155
       Interest capitalized                                 (814)          (763)          (2,480)        (3,094)
                                                      ----------     ----------       ----------     ----------
                                                           4,354          4,457           12,742         12,645
                                                      ----------     ----------       ----------     ----------
     Other Income (Expense)                                 (482)          (638)          (1,387)        (2,614)
                                                      ----------     ----------       ----------     ----------
     Income (Loss) Before Income Taxes                    (3,172)        (2,181)           9,005        (56,257)
                                                      ----------     ----------       ----------     ----------
     Income Tax Provision (Benefit)
       Current                                            (4,402)        (4,705)          (3,652)          (817)
       Deferred                                            3,165          3,855            7,164        (21,123)
                                                      ----------     ----------       ----------     ----------
                                                          (1,237)          (850)           3,512        (21,940)
                                                      ----------     ----------       ----------     ----------
     Net Income (Loss)                                $   (1,935)    $   (1,331)      $    5,493     $  (34,317)
                                                      ==========     ==========       ==========     ==========

     Basic Earnings (Loss) Per Share                      ($0.08)        ($0.05)           $0.22         ($1.38)
                                                          ======         ======           ======         ======

     Weighted Average Common Shares Outstanding       24,938,229     24,892,778       24,935,402     24,865,375
                                                      ==========     ==========       ==========     ==========

     Diluted Earnings (Loss) Per Share                    ($0.08)        ($0.05)           $0.22         ($1.38)
                                                          ======         ======           ======         ======

     Diluted Weighted Average Common
       Shares Outstanding                             24,938,229     24,892,778       24,935,402     24,865,375
                                                      ==========     ==========       ==========     ==========

     Dividends Declared Per Share Payable 11/5/99
       and 11/5/98                                         $ .06          $ .06            $ .06          $ .06
                                                           =====          =====            =====          =====

                 The accompanying notes are an integral part
                       of the financial statements.

                 SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                             Nine Months Ended
                                                               September 30,
                                                             1999        1998
                                                           --------    --------
                                                             ($ in thousands)
     Cash Flows From Operating Activities
       Net income (loss)                                   $  5,493    $(34,317)
       Adjustments to reconcile net income (loss) to
         net cash provided by operating activities:
           Depreciation, depletion and amortization          31,850      36,790
           Write-down of oil and gas properties                   -      66,383
           Deferred income taxes                              7,164     (21,123)
           Equity in loss of partnership                      1,620       2,618
           Change in assets and liabilities:
             Decrease in accounts receivable                 12,173      23,884
             Increase in income taxes receivable             (3,492)       (579)
             Increase in inventories                         (4,297)     (3,329)
             Increase (decrease) in over-recovered
                purchased gas costs                          (3,704)      9,734
             Decrease in accounts payable                    (1,020)     (5,896)
             Increase in interest payable                     4,546       4,511
             Net change in other current assets
                and liabilities                                (141)        881
                                                           --------    --------
     Net cash provided by operating activities               50,192      79,557
                                                           --------    --------
     Cash Flows From Investing Activities
       Capital expenditures                                 (49,482)    (41,641)
       Investment in partnership                                  -      (7,955)
       (Increase) decrease in gas stored underground            621      (2,046)
       Other items                                            2,395       3,392
                                                           --------    --------
     Net cash used in investing activities                  (46,466)    (48,250)
                                                           --------    --------
     Cash Flows From Financing Activities
       Net change in revolving long-term debt                   700     (29,100)
       Cash dividends                                        (4,488)     (5,970)
                                                           --------    --------
     Net cash used in financing activities                   (3,788)    (35,070)
                                                           --------    --------
     Decrease in cash                                           (62)     (3,763)
     Cash at beginning of year                                1,622       4,603
                                                           --------    --------
     Cash at end of period                                 $  1,560    $    840
                                                           ========    ========

                 The accompanying notes are an integral part
                       of the financial statements.

                  SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1999



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

         Certain reclassifications have been made to the September 30, 1998, financial statements in order to conform with the 1999 presentation. These reclassifications had no effect on previously reported net income.

2.       EARNINGS PER SHARE

         Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during each year. The diluted earnings per share calculation adds to the weighted average number of common shares outstanding the incremental shares that would have been outstanding assuming the exercise of dilutive stock options. The Company had options for 1,574,815 shares of common stock with a weighted average exercise price of $12.02 per share at September 30, 1999, and options to purchase 1,581,901 shares with a weighted average exercise price of $12.33 at September 30, 1998, that were not included in the calculation of diluted shares because they would have had an anti-dilutive effect.

3.       DIVIDEND PAYABLE

         A dividend of $.06 per share was declared October 7, 1999, payable November 5, 1999.

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

                                                Exploration
                                                    and           Gas
                                                Production    Distribution   Marketing      Other        Total
                                                                           (in thousands)
         Three months ended September 30, 1999:
         Revenues from external customers        $  13,074     $  19,411     $  27,915    $     -     $  60,400
         Intersegment revenues                       3,782            59        11,423        112        15,376
         Depreciation, depletion and
              amortization expense                   8,344         1,749            18         22        10,133
         Operating income                            2,667        (1,542)          469         70         1,664
         Assets                                    428,408       177,297        13,669     38,965<F1>   658,339
         Capital expenditures                       19,398         1,536             -         14        20,948

         Three months ended September 30, 1998:
         Revenues from external customers        $  15,044     $  16,623     $  21,850    $    34     $  53,551
         Intersegment revenues                       3,931            54         5,304         96         9,385
         Depreciation, depletion and
              amortization expense                   8,468         1,849             7         32        10,356
         Operating income                            4,345        (1,839)          322         86         2,914
         Assets                                    398,023       176,785         7,453     37,608<F1>   619,869
         Capital expenditures                       12,047         2,839             -        341        15,227

         Nine months ended September 30, 1999:
         Revenues from external customers        $  37,937     $  94,002     $  62,720    $     -     $ 194,659
         Intersegment revenues                      15,337           131        29,770        304        45,542
         Depreciation, depletion and
              amortization expense                  25,365         5,340            54         67        30,826
         Operating income                           10,260        10,785         1,924        165        23,134
         Assets                                    428,408       177,297        13,669     38,965<F1>   658,339
         Capital expenditures                       44,615         4,721             8        138        49,482

         Nine months ended September 30, 1998:
         Revenues from external customers        $  41,349     $  94,700     $  56,556    $   236     $ 192,841
         Intersegment revenues                      23,033           327        14,288        288        37,936
         Depreciation, depletion and
              amortization expense                  30,014         5,632            23        125        35,794
         Write-down of oil and gas properties       66,383             -             -          -        66,383
         Operating income                          (52,417)<F2>   10,032         1,146        241       (40,998)
         Assets                                    398,023       176,785         7,453     37,608<F1>   619,869
         Capital expenditures                       33,705         7,272             8        656        41,641



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

5.       DERIVATIVE AND HEDGING ACTIVITIES

         In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" (SFAS No. 137). FASB Statement No. 133 (SFAS No. 133) establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000, as amended in SFAS 137, and cannot be applied retroactively.

         The Company has not yet quantified the impacts of adopting SFAS No. 133 on its financial statements, nor has it determined the timing of or method of adoption. However, it should be noted that SFAS No. 133 could increase volatility in future reported earnings and other comprehensive income.


6.       INTEREST AND INCOME TAXES PAID

         The following table provides interest and income taxes paid during each period presented.

                                        Three Months            Nine Months
         Periods Ended September 30    1999      1998          1999     1998
                                                   (in thousands)
         Interest payments             $322      $145        $9,746   $9,926
         Income tax payments           $  -      $907          $641   $3,249


                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following updates information as to the Company's financial condition provided in the Company's Form 10-K for the year ended December 31, 1998, and analyzes the changes in the results of operations between the three and nine month periods ended September 30, 1999, and the comparable periods of 1998.

RESULTS OF OPERATIONS

The Company reported a net loss of $1.9 million, or $.08 per share, for the third quarter of 1999, compared to a net loss of $1.3 million or $.05 per share, for the same period in 1998. Net income for the nine months ended September 30, 1999, was $5.5 million, or $.22 per share, compared to $6.2 million, or $.25 per share for the same period in 1998, excluding the impact of an after-tax, non-cash ceiling test write-down of the Company's oil and gas properties of $40.5 million, or $1.63 per share recorded in the second quarter of 1998.

Results for the third quarter of 1999, compared to the same period in 1998, were unfavorably impacted by lower production volumes and lower average gas prices received. The following tables compare operating revenues and operating income (before the effects of the write-down of oil and gas properties in 1998) by business segment for the three and nine month periods ended September 30, 1999 and 1998:


                                       Quarter Ended           Nine Months Ended
                                       September 30,             September 30,
                                     1999         1998         1999         1998
                                                   (in thousands)
Revenues
  Exploration and production      $ 16,856     $ 18,975     $ 53,274     $ 64,382
  Gas distribution                  19,470       16,677       94,133       95,027
  Marketing and other               39,450       27,284       92,794       71,368
  Eliminations                     (15,376)      (9,385)     (45,542)     (37,936)
                                  --------     --------     --------     --------
                                  $ 60,400     $ 53,551     $194,659     $192,841
                                  ========     ========     ========     ========

Operating Income (Loss)
  Exploration and production      $  2,667     $  4,345     $ 10,260     $ 13,966
  Gas distribution                  (1,542)      (1,839)      10,785       10,032
  Marketing and other                  539          408        2,089        1,387
                                  --------     --------     --------     --------
                                  $  1,664     $  2,914     $ 23,134     $ 25,385
                                  ========     ========     ========     ========


Exploration and Production
Revenues of the exploration and production segment were down 11% for the three month period ended September 30, 1999, and down 17% for the nine month period ended September 30, 1999, both as compared to the same periods in 1998, primarily due to lower production volumes and lower gas prices received.
Operating income of this segment, excluding the write-down in 1998, was down $1.7 million for the three months ended September 30, 1999, and was down $3.7 million for the nine months ended September 30, 1999, as compared to the same periods in 1998.


Gas production for the three months ended September 30, 1999, was 7.2 Bcf, compared to 7.6 Bcf for the same period in 1998. For the nine months ended September 30, 1999, gas production was 22.1 Bcf, compared to 24.3 Bcf in 1998. The decrease in production resulted from the combined effects of lower production from the Company's non-operated properties caused primarily by the industry slowdown that began last year, reduced demand from the Company's utility systems due to warm weather, and higher declines than expected from some of the Company's Gulf Coast properties. The Company's sales to its utility distribution systems were 5.7 Bcf during the nine months ended September 30, 1999, compared to 8.5 Bcf for the same period in 1998. The decline in sales to the utility segment was primarily the result of weather that was 5% warmer than in 1998. Warmer weather impacts deliveries to customers and lowers the utility segment's requirements for gas to be injected into its storage facilities.

Southwestern received an average price of $1.99 per Mcf for its gas production during the three months ended September 30, 1999, down from $2.22 per Mcf for the same period in 1998. The Company received an average price of $2.13 per Mcf for its gas production during the nine months ended September 30, 1999, down from $2.34 per Mcf for the same period in 1998. The Company's average price was reduced by $.48 cents per Mcf for the quarter and $.02 cents per Mcf for the first nine months of 1999 as a result of the Company's hedging activities. In the fourth quarter of 1999 the Company has hedged approximately 5.0 Bcf at an average NYMEX price of $2.33 per Mcf. For the year 2000, the Company has hedged
2.5 Bcf of its production in the first quarter at an average NYMEX price of $2.47, 4.0 Bcf in each of the second and third quarters at an average NYMEX price of $2.29, and 2.5 Bcf in the fourth quarter at an average NYMEX price of $2.35.

The Company's oil production was 423 thousand barrels (MBbls) during the nine months ended September 30, 1999, down from 550 MBbls for the same period of 1998, primarily reflecting the decline in productive capability of existing properties. Southwestern received an average price of $15.44 per barrel for its oil production during the nine months ended September 30, 1999, compared to $13.60 per barrel for the same period of 1998.

Gas Distribution
Operating income of the gas distribution segment increased $.3 million for the third quarter of 1999 and $.8 million for the first nine months of 1999, as compared to the same periods in 1998, despite weather during the first nine months of 1999 that was 16% warmer than normal and 5% warmer than the same period of 1998. Customer growth and reduced operating costs and expenses more than offset the effect of warmer weather. The utility systems delivered 22.5 Bcf to sales and end-use transportation customers during the nine months ended September 30, 1999, up slightly from 22.4 Bcf for the same period in 1998. The Company's average rate for its utility sales increased to $5.77 per Mcf during the first nine months of 1999, up from $5.62 per Mcf or the same period in 1998. The utility also realized 1% growth in the average number of customers.

In October 1999, the Company signed a definitive agreement to sell its Missouri gas distribution assets for $32.0 million. The net book value of the assets being sold is approximately $28.0 million. Proceeds from the sale will be used to reduce the Company's long term debt. The sale requires regulatory approval and is expected to close in three to ten months following execution of the agreement. After closing, the Company's operating results for its gas distribution segment will be lower reflecting the asset divestiture and the loss of Missouri customers. However, the Company does not expect the sale to negatively impact earnings as the loss in operating income should be offset by a corresponding decrease in interest expense. The Company currently serves approximately 48,000 customers in Missouri. The Company will continue to operate its gas distribution systems in Arkansas where it currently serves approximately 131,000 customers.


Marketing
Operating income for the marketing segment was $.5 million on revenues of $39.3 million for the third quarter of 1999, compared to $.3 million on revenues of $27.2 million for the same period in 1998. For the nine months ended September 30, 1999, operating income for this segment was $1.9 million on revenues of $92.5 million, compared to $1.1 million on revenues of $70.8 million for the same period in 1998. The increase in operating income in the marketing segment was primarily due to increased volumes marketed. The Company marketed 44.6 Bcf of gas in the first nine months of 1999, compared to 36.4 Bcf for the same period in 1998.

NOARK Pipeline
The Company's share of NOARK's pre-tax loss included in other income was $.5 million for the third quarter of 1999 and $1.6 million for the first nine months of 1999, compared to $.9 million and $2.6 million, respectively, for the same periods in 1998. The improvement in NOARK's pre-tax loss primarily reflects the benefits of the integration of the NOARK Pipeline System with the Ozark Gas Transmission System. The integration of the two systems was completed in November 1998. The Company expects its losses associated with NOARK to continue to decline over time from historical levels.

Regulatory Matters
On May 19, 1999, the Staff of the Arkansas Public Service Commission (Staff) initiated a proceeding before the Arkansas Public Service Commission (APSC) in which it sought an annual reduction of approximately $2.3 million in the rates Arkansas Western Gas Company charges its ratepayers in northwest Arkansas (AWG division). The AWG division's last rate case was settled in 1996. Staff's position was based on various adjustments to the utility's rate base, operating expenses, capital structure and rate of return. A large portion of the proposed reduction was based on a downward adjustment to the utility's current return on equity authorized by the APSC in 1996. The Company has reached agreement with the Staff to resolve this issue and close several other dockets that had remained open. In the settlement agreement, the Company has agreed to reduce its rates collected from customers on a prospective basis in the amount of $1.4 million annually, effective December 1, 1999. The agreement also includes the resolution of a proceeding initiated in December 1998 by the Staff of the APSC where they had previously recommended the disallowance of approximately $3.1 million of gas supply costs. As part of the settlement, this docket will be closed with no negative adjustment to the Company. The settlement agreement between Staff and the Company is subject to approval by the APSC.

Operating Costs and Expenses
The Company's operating costs and expenses, exclusive of gas purchases by the Company's utility and marketing segments and the non-cash write-down of oil and gas properties in the second quarter of 1998, were down slightly in the third quarter of 1999 and decreased 10% for the first nine months of 1999, both as compared to the comparable periods in 1998. The decrease in operating and general expenses for the first nine months of 1999 was due primarily to decreases in operating costs in both the exploration and production and gas distribution segments, and lower general and administrative costs due to severance and other costs incurred in connection with the closing of the Company's Oklahoma City exploration and production office in 1998. The decrease in depreciation, depletion and amortization expense for this same period was due to both lower production and a decrease in the average amortization rate per unit of production in the exploration and production segment that resulted primarily from the second quarter 1998 write-down of oil and gas properties. The Company's amortization rate was $1.00 per Mcf equivalent for the first nine months of 1999, compared to $1.06 for the same period in 1998.

The Company utilizes the full cost method of accounting for costs related to its oil and natural gas properties. Under this method, all such costs (productive and nonproductive) are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the units-of-production method. These capitalized costs are subject to a ceiling test, however, which limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved gas and oil reserves discounted at 10 percent plus the lower of cost or market value of unproved properties. At September 30, 1999, the Company's unamortized costs of oil and gas properties did not exceed this ceiling amount. The Company's full cost ceiling is evaluated at the end of each quarter. A decline in gas and oil prices from current levels, or other factors, without mitigating circumstances could cause a future write-down of capitalized costs and a non-cash charge against future earnings.

Gas purchased for resale by the Company's marketing segment increased in the third quarter and the first nine months of 1999 due to increases in volumes marketed. The increases in purchased gas costs for the gas distribution segment for these same periods reflect prices paid for supplies and the mix of purchases from intercompany versus third party sources.

The changes in the provisions for current and deferred income taxes recorded in the three and nine month periods ended September 30, 1999, as compared to the same periods in 1998, resulted primarily from the June 1998 write-down of the Company's oil and gas properties which resulted in a deferred tax benefit of $25.9 million. Other items impacting deferred taxes were the level of taxable income and the deduction of intangible drilling costs in the year incurred for tax purposes, netted against the turnaround of intangible drilling costs deducted for tax purposes in prior years. Intangible drilling costs are capitalized and amortized over future years for financial reporting purposes under the full cost method of accounting.

CHANGES IN FINANCIAL CONDITION

Changes in the Company's financial condition at September 30, 1999, as compared to December 31, 1998, primarily reflect the seasonal nature of the gas distribution segment of the Company's business and the timing of cash receipts and payments.

Routine capital expenditures, cash dividends and scheduled debt retirements are predominately funded through cash provided by operations. For the first nine months of 1999 and 1998, net cash provided by operating activities was $50.2 million and $79.6 million, respectively. Net cash provided by operating activities met 93% of routine cash requirements in the first nine months of 1999, and exceeded these routine requirements in 1998. The decrease in net cash provided by operating activities during the first nine months of 1999 was due in large part to the timing of cash receipts and payments for working capital items.

Financing Requirements
The Company has access to $80.0 million of medium to long-term capital at current market lending rates through two floating rate credit facilities. Of this amount, $35.6 million was outstanding at September 30, 1999, all of which was classified as long-term debt. Long-term debt accounted for 60% of the Company's capitalization, at both September 30, 1999 and December 31, 1998.

The Company remains confident that it will prevail in its appeal of the royalty owners proceeding described in Part II, Item 1. However, the agreement under which unsecured letters of credit have been provided to collateralize the appeal bond would require the Company to reimburse its lenders for the full amount drawn under the letters of credit if it were to lose the appeal. Under these circumstances the Company's ability to borrow money would be restricted and existing financing agreements could be impacted through cross default provisions.

The Company's capital expenditures for the first nine months of 1999 were $49.5 million, compared to $41.6 million for the same period in 1998. Capital expenditures in the third quarter of 1999 include an acquisition of approximately 12 Bcf equivalent of proved producing oil and gas properties for $9.3 million. Including the acquisition, planned capital investments during calendar year 1999 are currently expected to be approximately level with 1998.

Working Capital
Accounts receivable has declined since December 31, 1998, due primarily to seasonally lower deliveries of the gas distribution segment. Inventories have increased since December 31, 1998 due to injection of gas storage volumes in anticipation of the upcoming heating season. Accounts payable is down slightly since December 31, 1998, as liabilities for seasonally lower gas purchases for the gas distribution segment have been partially offset by a payable for the acquisition of oil and gas properties discussed above in Financing Requirements. The payment for this acquisition was funded by the Company's revolving long-term debt on October 1, 1999. Other changes in current assets and current liabilities between periods resulted primarily from the timing of expenditures and receipts.

YEAR 2000

The primary financial information systems of the Company that are supported by outside vendors are designed to accommodate the century date or have been upgraded and tested in 1998 to a year 2000 compliant version at no additional cost to the Company. Other information systems supported internally by the Company have been either scheduled for replacement at which time they will become year 2000 compliant, or have been modified to support year 2000 processing. Scheduled implementation and final testing of these systems was originally scheduled to be completed no later than mid-year 1999. Due to delays by a third party vendor, one of the information systems that was an upgrade to existing software will not be completely installed and tested by December 31, 1999. Due to this delay, the Company has modified its existing processes to accommodate the year 2000 date. The Company is continuing with the installation of the software upgrade that will be completed in the year 2000. For additional information regarding the Company's state of readiness for the year 2000, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1998 Form 10-K.


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

Credit Risks

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables and derivative contracts associated with commodities trading. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas. No single customer accounts for greater than 8% of accounts receivable. See the discussion of credit risk associated with commodities trading below.

Interest Rate Risk

The Company's long-term debt obligations are sensitive to changes in interest rates. The Company's policy is to manage interest rates through use of a combination of fixed and floating rate debt. Interest rate swaps may be used to adjust interest rate exposures when appropriate. There were no interest rate swaps outstanding at September 30, 1999. There have been no material changes in the interest rate risk information that was presented in the Company's 1998 10-K.

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

The following table provides information about the Company's financial instruments designated as hedges that are sensitive to changes in commodity prices. The table presents the notional amount in Bcf (billion cubic feet), the weighted average contract prices, and the total dollar contract amount by expected maturity dates. The "Carrying Amount" for the contract amounts are calculated as the contractual payments for the quantity of gas or oil to be exchanged under futures contracts and do not represent amounts recorded in the Company's financial statements. The "Fair Value" represents values for the same contracts using comparable market prices at September 30, 1999. At September 30, 1999, the "Carrying Amount" exceeds the "Fair Value" by $7.7 million.


                                                                Expected Maturity Date
                                           1999                2000                2001                2002
                                     Carrying    Fair    Carrying    Fair    Carrying    Fair    Carrying    Fair
                                      Amount    Value     Amount    Value     Amount    Value     Amount    Value

Natural Gas:
Swaps with a fixed price receipt
   Contract volume (Bcf)                 5.4                15.5                  .7                  .5
   Weighted average price per Mcf      $2.36               $2.33               $2.57               $2.57
   Contract amount (in millions)       $12.7    $10.5      $36.1    $31.0       $1.7     $1.7       $1.2     $1.2

Swaps with a fixed price payment
   Contract volume (Bcf)                  .2                  -                   -                   -
   Weighted average price per Mcf      $2.47                  -                   -                   -
   Contract amount (in millions)         $.4      $.4         -        -          -        -          -        -

Oil:
Price floor
   Contract volume (MBbls)                94                 350                 325                  -
   Weighted average price per Bbl     $18.00              $18.00              $18.00                  -
   Contract amount (in millions)        $1.7     $1.7       $6.3     $6.3       $5.9     $5.9         -        -

Swaps with a fixed price receipt
   Contract volume (MBbls)                21                  96                  72                  -
   Weighted average price per Bbl     $20.80              $18.87              $17.49                  -
   Contract amount (in millions)         $.4      $.3       $1.8     $1.6       $1.3     $1.2         -        -


                                     PART II

                                OTHER INFORMATION


Item 1

In May 1996, a class action suit was filed against the Company in the Circuit Court of Sebastian County, Arkansas on behalf of royalty owners alleging improprieties in the disbursements of royalty proceeds. A trial was held on the class action suit beginning in late September 1998 that resulted in a verdict against the Company and two of its wholly-owned subsidiaries, SEECO, Inc. and Arkansas Western Gas Company, in the amount of $62.1 million. The trial judge subsequently awarded pre-judgment interest in an amount of $31.1 million, and post-judgment interest accrued from the date of the judgment at the rate of 10% per annum simple interest. The Company had been required by the state court to post a judgment bond in the amount of $102.5 million (verdict amount plus pre-judgment interest and one year of post-judgment interest) in order to stay the jury's verdict and proceed with an appeal process. The bond was placed by a surety company and was collateralized by unsecured letters of credit. The amount of this bond has been increased to $109.3 million in November 1999 to include additional interest costs through June 2000.

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

The Company believes that the jury's verdict was wrong as a matter of law and fact and that incorrect rulings by the trial judge (including evidentiary rulings and prejudicial jury instructions) provide substantial grounds for a successful appeal. The Company has obtained a temporary stay of the judgment on the jury's verdict and has filed and will vigorously prosecute an appeal in the Arkansas Supreme Court. All appeal briefs are expected to be filed by the end of November. Oral argument is likely to occur in the first quarter of 2000, and a decision from the Court is likely by July 2000. If the Company is not successful in its appeal from the jury verdict, the Company's financial condition and results of operations would be materially and adversely affected.

In its Form 8-K filed July 2, 1996, the Company disclosed that a lawsuit relating to overriding royalty interests in certain Arkansas oil and gas properties had been filed against it and two of its wholly-owned subsidiaries. The lawsuit, which was brought by a party who was originally included in (but opted out of) the class action litigation described above, involves claims similar to those upon which judgment was rendered against the Company and its subsidiaries. This case has been set for trial in January 2000. In September 1998, another party who opted out of the class threatened the Company with similar litigation. While the amounts of these pending and threatened claims could be material, management believes, based on its investigations, that the Company's ultimate liability, if any, will not be material to its consolidated financial position or results of operations.

The  United  States  Minerals   Management   Service  (MMS),  a  federal  agency
responsible for the administration of federal oil and gas leases, is investigating the Company and its subsidiaries in respect of claims similar to those in the class action litigation. MMS was included in the class action litigation against its objections. MMS has withdrawn its cross appeal on this issue and has not pursued further action to remove itself from the class. If MMS does remove itself from the class, its claims may be brought separately under federal statutes that provide for treble damages and civil penalties. In such event, the Company believes it would have defenses that were not available in the class action litigation. While the aggregate amount of MMS's claims could be material, management believes, based on its investigations, that the Company's ultimate liability, if any, will not be material to its consolidated financial position or results of operations.

Items 2 - 6(a)

No developments required to be reported under Items 1 - 6(a) occurred during the quarter ended September 30, 1999 that have not been previously reported.

Item 6(b)

On October 20, 1999, the Company filed a current report on Form 8-K dated October 19, 1999, announcing the sale of its Missouri gas distribution assets to Atmos Energy Corporation for $32.0 million.






                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   SOUTHWESTERN ENERGY COMPANY
                                                   ---------------------------
                                                            Registrant


DATE:  November 12, 1999                              /s/ GREGORY D. KERLEY
     ---------------------                         ---------------------------
                                                        Gregory D. Kerley
                                                      Senior Vice President
                                                   and Chief Financial Officer