Form 10-K405
period 1999-12-31
SOUTHWESTERN ENERGY CO
filed 2000-03-29
CIK 7332

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K
(Mark one)
[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the fiscal year ended    December 31, 1999
                                            -----------------
                                                      or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the transition period from ______________ to ______________

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

        Registrant's telephone number, including area code (501) 521-1141
                                                           --------------

        Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
     Title of each class                                 on which registered
-----------------------------                          -----------------------
Common Stock - Par Value $.10                          New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act:  None

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---    ---

        Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---

        The aggregate market value of the voting stock held by non-affiliates of the Registrant was $181,640,298 based on the New York Stock Exchange - Composite Transactions closing price on March 8, 2000 of $7 3/8.

        The  number  of  shares   outstanding  as  of  March  8,  2000,  of  the
Registrant's Common Stock, par value $.10, was 25,037,773.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Document incorporated by reference and the Part of the Form 10-K into which the document is incorporated: Definitive Proxy Statement to holders of the Registrant's Common Stock in connection with the solicitation of proxies to be used in voting at the Annual Meeting of Shareholders on May 24, 2000 - PART III.
================================================================================

SOUTHWESTERN ENERGY COMPANY
ANNUAL REPORT on FORM 10-K
For the Year Ended December 31, 1999


TABLE OF CONTENTS

Part I                                                                                                           Page
                                                                                                                 ----
Item 1.       Business                                                                                              3
              Business Strategy                                                                                     3
              Exploration and Production                                                                            3
              Natural Gas Distribution                                                                             10
              Marketing and Transportation                                                                         13
              Other Items                                                                                          15
Item 2.       Properties                                                                                           16
Item 3.       Legal Proceedings                                                                                    18
Item 4.       Submission of Matters to a Vote of Security Holders                                                  19
              Executive Officers of the Registrant                                                                 19

Part II

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters                                21
Item 6.       Selected Financial Data                                                                              22
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations                24
Item 7.A.     Quantitative and Qualitative Disclosure About Market Risks                                           34
Item 8.       Financial Statements and Supplementary Data                                                          37
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                 60

Part III

Item 10.      Directors and Executive Officers of the Registrant                                                   60
Item 11.      Executive Compensation                                                                               61
Item 12.      Security Ownership of Certain Beneficial Owners and Management                                       61
Item 13.      Certain Relationships and Related Transactions                                                       61

Part IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                     61


Part I

ITEM 1. BUSINESS

     Southwestern Energy Company (the "Company" or "Southwestern") is an integrated energy company primarily focused on natural gas. The Company was incorporated in Arkansas in 1929 as a local gas distribution company. Today, Southwestern is an exempt holding company under the Public Utility Holding Company Act of 1935 and is involved in the following business segments:

1. Exploration and Production - Engaged in natural gas and oil exploration, development and production, with operations principally located in Arkansas, Oklahoma, Texas, New Mexico, and Louisiana.
2. Natural Gas Distribution - Engaged in the gathering, distribution and transmission of natural gas to approximately 181,000 customers in northern Arkansas and parts of Missouri.
3. Marketing and Transportation - Provides marketing and transportation services in the Company's core areas of operation and owns a 25% interest in the NOARK Pipeline System, Limited Partnership (NOARK).

     This Report on Form 10-K includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this Report for a discussion of factors that could cause actual results to differ materially from any such forward-looking statements. For segment financial information, see Footnote 12 to the consolidated financial statements in Part II, Item 8 of this Report.

Business Strategy
     The Company's business strategy is to provide long-term growth through focused exploration and development of oil and natural gas, while creating additional value through the Company's natural gas distribution, marketing and transportation activities. The Company seeks to maximize cash flow and earnings and provide consistent growth in oil and gas production and reserves through the discovery, production and marketing of high margin reserves from a balanced portfolio of drilling opportunities. This balanced portfolio includes low-risk development drilling in the Arkoma Basin, moderate-risk exploration and exploitation in the Permian Basin, and high-potential exploration opportunities in the Gulf Coast. Additionally, the Company strives to operate its utility systems safely and efficiently and to improve the competitive position and profitability of its utility systems. The Company is also committed to enhancing shareholder value by creating and capturing additional value beyond the wellhead through its marketing and transportation activities.

EXPLORATION AND PRODUCTION

     In 1943, the Company commenced a program of exploration for and development of natural gas reserves in Arkansas for supply to its utility customers. In 1971, the Company initiated an exploration and development program outside Arkansas, unrelated to the utility's requirements. Since that time, the Company's exploration and development activities outside Arkansas have expanded substantially.

     During 1998, Southwestern brought in new senior operating management and replaced over 50% of its professional technical staff to refocus its exploration and production segment. Additionally in 1998, the Company closed its Oklahoma City office and moved these operations to its Houston office in an effort to increase future profitability.

The segment was also reorganized into asset management teams to provide an area specific focus in exploration and development projects and a new incentive compensation system was put in place to more closely align its employees' efforts with the interests of its shareholders.

     At December 31, 1999, the Company had proved oil and gas reserves of 354.7 billion cubic feet (Bcf) equivalent, including proved natural gas reserves of
307.5 Bcf and proved oil reserves of 7,859 thousand barrels (MBbls). The Company's reserve life index averaged nearly 11 years at year-end 1999, with 83% of total reserves classified as proved developed. All of the Company's reserves are located entirely within the United States. Revenues of the exploration and production subsidiaries are predominately generated from production of natural gas. Sales of gas production accounted for 87% of total operating revenues for this segment in 1999, 89% in 1998, and 86% in 1997.

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

     The following table provides information as to proved reserves, well count, and gross and net acreage as of December 31, 1999, and annual information as to production and reserve additions for 1999 for each of the Company's core operating areas.


                                     Arkoma   Mid-Continent   Permian   Gulf Coast     Total
                                    --------------------------------------------------------
Proved Reserves:
     Gas (Bcf)                        200.0        31.7          42.6       33.2       307.5
     Oil (MBbls)                          -       2,275         4,722        862       7,859
          Total Reserves (Bcfe)       200.0        45.3          70.9       38.5       354.7

Production (Bcfe)                      20.3         4.9           5.2        2.5        32.9
Reserve Additions (Bcfe)               18.2         0.1          23.5        7.5        49.3
Total Gross Wells                       794         799           294         77       1,964
     Percent Operated                    44%         34%           43%        33%         39%
Gross Acreage                       290,363     165,649       259,238     94,466     809,716
Net Acreage                         231,642      71,071        42,790     39,155     384,658


     Arkoma Basin. Southwestern has developed a key competitive position in the Arkoma since it commenced drilling in the basin in 1943. At December 31, 1999, the Company had approximately 200.0 Bcf of natural gas reserves in the Arkoma Basin, representing 65% of the Company's natural gas reserves and 56% of total reserves on a Bcf equivalent basis. The Company participated in 37 wells during 1999 with a 70% success ratio and an average working interest of 46%. This level of drilling activity was somewhat lower as compared to prior years, due to cash flow limitations. During

1999, the Company's Arkoma drilling program added 18.2 Bcf of gas reserves at a finding and development cost of $.90 per Mcf. Average net daily production in 1999 was 55.7 million cubic feet equivalent (MMcfe) and production, or lifting costs, in the basin during 1999 were $.22 per Mcfe (including production taxes).

     Southwestern's traditional operating area over the years has been in the "fairway" part of the basin, which is primarily within the boundaries of its utility gathering system. Southwestern continued its drilling activities in the fairway in 1999, completing five wells out of seven drilled and adding 5.7 Bcf of new reserves. The largest success in this area was the Teague #1-16 well in Johnson County, Arkansas. This well was drilled to total depth of 4,500 feet and was placed on production at 1.9 MMcf of gas per day.

     The Company also completed extensive mapping of the basin's 26 productive horizons covering over 2,300 square miles in the fairway that will help recognize additional or previously untapped reserve potential. In 2000, Southwestern plans to increase its activity in the fairway by drilling 22 wells in this gas-rich area.

     Additionally, Southwestern has continued to develop new geologic plays and extend previously identified productive trends outside the fairway area. A promising new play has been the Ranger Anticline prospect area, located near the southern edge of the basin. To date, the Company has successfully drilled four out of five wells in this prospect, targeting the deeper Borum sands that tend to yield higher production rates and greater reserve potential per well. The Company currently plans to drill three wells in the prospect area in 2000, but this number could be increased with positive drilling results during the first part of the year.

     The Company successfully developed another new prospect area during 1999, its Cherokee prospect, located in the Oklahoma portion of the basin. During 1999, the Company targeted the Red Oak, Brazil, and Spiro sand reservoirs in this under-explored portion of the basin and completed six wells out of ten drilled. One well in the prospect, the Calvin Terry #1 in LeFlore County, Oklahoma, was recently placed on production at 5.8 MMcf per day. The Company plans further development of this prospect with up to ten additional wells being drilled in 2000.

     Overall, the Company initiated drilling in four promising new prospect areas in 1999, all located outside of the established fairway area. In 2000, the Company intends to drill over 50 wells outside of the traditional fairway drilling area, which includes testing six new prospect areas. In total, the Company plans to participate in 75 wells in the Arkoma Basin in 2000, doubling its 1999 activity.

     Mid-Continent. The Company's activities in this region are primarily focused on the Anadarko Basin of Oklahoma. At December 31, 1999, the Company had approximately 31.7 Bcf of natural gas reserves and 2,275 MBbls of oil reserves in the region, representing 10% and 29%, respectively, of the Company's total gas and oil reserves. Average net daily production in 1999 for this region was
13.4 MMcfe. During 1998, the Company closed its Oklahoma City office and moved these operations to Houston. Southwestern does not expect its Mid-Continent operations to be a primary area of future growth due to its efforts to concentrate on those areas where it has a competitive advantage. During 1999 and the first part of 2000, the Company sold approximately 235 marginal properties in the Mid-Continent area with estimated remaining reserves of 4.8 Bcfe.

     Permian Basin. Through successful drilling results, a small acquisition and several new joint ventures, Southwestern made meaningful strides in becoming a more significant player in the Permian Basin in 1999. At December 31, 1999, Southwestern had proved reserves of 42.6 Bcf of gas and 4,722 MBbls of oil in the region, representing 14% and 60%, respectively, of the Company's total gas and oil reserves. During 1999, average net daily production in the basin was 14.2 MMcfe and production costs averaged $.71 per Mcfe. This rate includes higher operating costs from secondary recovery oil properties acquired by the Company in 1996. Production costs exclusive of these properties were $.39 per Mcfe in 1999.

     The Company successfully completed 18 out of 22 wells drilled in the Permian in 1999, resulting in a success rate of 82%. At year-end, drilling operations at seven wells were still in progress. Southwestern's average working interest in the Permian during 1999 was 24%. Total reserve additions from drilling and acquisitions were 23.5 Bcfe at a finding cost of $.79 per Mcfe in 1999, while reserve additions through drilling were 10.6 Bcfe at a finding cost of $.86 per Mcfe.

     Southwestern enjoyed meaningful success in its Logan Draw development area in Eddy County, New Mexico, successfully drilling 11 out of 13 wells there in 1999. Southwestern holds an average 28% working interest in the Logan Draw development area, which is the combination of the Company's Top Dog, Amber, and Freight Train prospects. Two notable wells in the Freight Train prospect, the Amtrack State Com #1 and the Mule Train 16 State #1, are each currently producing approximately 10.0 MMcfe per day. In 2000, Southwestern plans to drill 11 wells in the Logan Draw area.

     The Company continued to successfully develop its Gaucho production unit in Lea County, New Mexico, completing three out of four wells there in 1999. The Gaucho #3 well was drilled during the first quarter of 1999 and is currently producing 9.1 MMcfe per day. Additionally, the Company successfully confirmed production from younger Atoka sands in three wells in the unit. Until 1999, hydrocarbons in the Gaucho unit had been exclusively produced from Morrow sand objectives. Southwestern holds a 50% working interest in the Gaucho unit and plans to drill two wells in the unit in 2000.

     The  Company  established  a  stronger  presence  in  the  basin  with  the acquisition of producing properties from Petro-Quest Exploration effective September 1, 1999. The transaction added 12.9 Bcfe of reserves for approximately $9.4 million. This transaction is discussed more fully below under "Acquisitions."

     Additionally, the Company established exploration joint ventures in the basin with Phillips Petroleum, Stratex, Inc., and Petro-Quest Exploration. Several drilling opportunities have already been identified and planned for 2000 from these new ventures. Overall, Southwestern plans to participate in over 40 wells in the Permian in 2000, almost doubling its 1999 activity.

     Gulf Coast. Southwestern became active in the Gulf Coast in 1990 and this area continues to be the main focus area of the Company's high impact exploration activities. At December 31, 1999, Southwestern had proved reserves of 33.2 Bcf of gas and 862 MBbls of oil in the region, representing 11 percent of the Company's total reserves on a gas equivalent basis. Average net daily production in this area was 6.8 MMcfe, compared to 13.2 MMcfe per day in 1998, with production costs averaging $1.06 per Mcfe during 1999. The decrease in 1999 production was due to the loss of production from certain wells in south Louisiana.

     The Company has built an extensive inventory of 3-D seismic data covering over 900 miles in the Gulf Coast region of Texas and Louisiana. During 1999, the Company continued to analyze this seismic data and has generated several prospects to be drilled in 2000. The Company strives to limit its working interest participation in its higher-risk Gulf Coast exploration prospects to 50% or less.

     Southwestern commenced drilling on two prospects in its Boure 3-D seismic project in 1999 with positive results. The Boure 3-D project covers 185 square miles in Assumption Parish, Louisiana. This seismic data was delivered to and interpreted by the Company during 1999. In December 1999, the Company announced its first discovery in the Boure 3-D project. The Dugas & LeBlanc #1 well, located on the Company's Gloria prospect, was drilled to a total depth of 14,950 feet and encountered three separate sand intervals between 14,400 feet and 14,856 feet in the Lower Miocene Planulina formation. The well is currently producing 5.4 million cubic feet of gas and 150 barrels of condensate per day from the lowest sand interval. Southwestern is the operator of the well and holds a 50% working interest. The Company announced in February 2000 that it had made another discovery at its North Grosbec prospect. The Brownell-Kidd #1 well logged approximately 50 feet of net pay sand in the Upper Discorbis interval at approximately 16,950 feet. The Company is currently completing and testing the well. Southwestern holds a 25% working interest in the well which is operated by Petro-Hunt, L.L.C.

     In 2000, the Company plans to drill up to two prospects in its East Atchafalaya 3-D project. This project covers 113 square miles in portions of St. Martin and Iberia Parishes, Louisiana. Southwestern became involved in the East Atchafalaya 3-D project in 1995 with Union Pacific Resources Company. To date, the Company has participated in five wells in the project, with two wells being completed as producers. The Company drilled one well in the East Atchafalaya project in 1999, the Panther prospect, which was unsuccessful.

     In late 1998, the Company formed a strategic alliance with industry partners to jointly evaluate and explore a new proprietary 3-D seismic survey in the Nodosaria Embayment area of Lafayette, St. Landry and Acadia Parishes, covering over 140 square miles. This seismic data was delivered to the Company during 1999. Interpretation of the data has identified several exploration leads and the Company currently plans to test its first prospect in the survey, Havilah, in April 2000. Southwestern currently has a 27.5% working interest in the 3-D project and is the operator.

     The Company also was successful in leveraging its seismic databank and regional geologic expertise into additional drilling opportunities for 2000. Overall, the Company plans to drill seven additional prospects in the Gulf Coast area in 2000.

Acquisitions
     Effective September 1, 1999, the Company purchased producing properties in the Permian Basin with estimated proved reserves of 9.4 Bcf of gas and 576 MBbls of oil, or 12.9 Bcfe. The properties were purchased from Petro-Quest Exploration, a privately held company headquartered in Midland, Texas, for $9.4 million. In addition, Southwestern established an exploration joint venture agreement with Petro-Quest which will result in additional drilling opportunities. The transaction strengthens Southwestern's position in the Permian Basin, which continues to grow as a core operating area for the Company.

     The Company did not make any producing property acquisitions in 1998 or 1997. In 1996, the Company acquired approximately 32.7 Bcf of gas and 6,350 MBbls of oil located in Texas and Oklahoma for $45.8 million. In 1995, the Company acquired 4.5 Bcf of gas and 851 MBbls of oil located in the Gulf Coast for $6.0 million. The Company's current strategy is to pursue selective acquisitions that would complement its existing operations.

Capital Spending
     Southwestern began 2000 with planned capital expenditures for gas and oil exploration and development of $55.4 million. The Company's capital budget is balanced between the Company's core areas of operations and is focused more on drilling in 2000. Approximately 37% of the Company's total exploration and development budget for 2000 is allocated to the Company's low-risk development activities in the Arkoma Basin, 21% is allocated to medium-risk exploration and exploitation in the Permian Basin, and 24% is allocated to high-potential exploration in the Gulf Coast. Although no capital was budgeted for acquisitions in 2000, the Company will continue to seek producing property transactions in its core producing areas that would complement its overall strategy. The Company expects to maintain its capital investments within the limits of internally generated cash flow, and will adjust its capital program accordingly.

Sales and Major Customers
     Natural gas equivalent production averaged 90 million cubic feet per day (MMcfd) in 1999, compared to 101 MMcfd in 1998, and 104 MMcfd in 1997. The Company's gas production was 29.4 Bcf in 1999, down from 32.7 Bcf in 1998, and
33.4 Bcf in 1997. The Company also produced 578,000 barrels of oil in 1999, compared to 703,000 barrels in 1998, and 749,000 barrels in 1997. The decreases in production in 1999 were the result of lower non-operated production due to the industry slowdown during late 1998 and early 1999, the decline in production from certain wells in the Gulf Coast area and production losses from marginal properties that were sold during the year. The Company expects its equivalent production in 2000 to increase 5% to 10% over the 1999 level.

     The Company's natural gas production received an average wellhead price of $2.21 per thousand cubic feet (Mcf) in 1999, compared to $2.34 per Mcf in 1998 and $2.57 per Mcf in 1997. Prices received for the Company's oil production averaged $17.11 per barrel in 1999, compared to $13.60 per barrel in 1998 and $19.02 per barrel in 1997.

     Southwestern's largest single customer for sales of its gas production is the Company's utility subsidiary, Arkansas Western Gas Company (Arkansas Western). These sales are made by SEECO. Sales to Arkansas Western accounted for approximately 31% of total exploration and production revenues in 1999, 38% in 1998, and 43% in 1997. All of the Company's remaining sales are to unaffiliated purchasers.

     SEECO's  production  was 18.9 Bcf in 1999,  down  from 19.5 Bcf in 1998 and
21.7 Bcf in 1997. SEECO's sales to Arkansas Western were 8.2 Bcf in 1999, down from 11.3 Bcf in 1998 and 14.3 Bcf in 1997. The decreases in affiliated gas sales were primarily the result of warmer weather in the utility's service territory.

     Gas volumes sold by SEECO to Arkansas Western for its northwest Arkansas division (AWG) were 5.1 Bcf in 1999, 7.7 Bcf in 1998, and 8.6 Bcf in 1997. Through these sales, SEECO furnished 37% of the northwest Arkansas system's requirements in 1999, 59% in 1998, and 64% in 1997. SEECO also delivered approximately 2.6 Bcf in 1999, 2.0 Bcf in 1998, and 1.0 Bcf in 1997 directly to certain large business customers of AWG through a transportation service of the utility subsidiary. Most of the sales to AWG prior to December 1998 were pursuant to a twenty-year contract between SEECO and AWG, entered into in July 1978, under which the price was frozen between 1984 and 1994. This contract was amended in 1994 as a result of a settlement reached to resolve certain gas cost issues before the Arkansas Public Service Commission (APSC). This contract expired July 24, 1998, but continued on a month-to-month basis through November 1998.

     In March 1997, AWG filed a gas supply plan with the APSC which projected system load growth patterns and long range gas supply needs for the utility's northwest Arkansas system. The gas supply plan also addressed replacement supplies for AWG's long-term contract with SEECO. After discussions with the APSC it was determined that the majority of the utility's future gas supply needs should be provided through a competitive bidding process. On October 1, 1998, AWG sent requests for proposals to various suppliers requesting bids on seven different packages of gas supply to be effective December 1, 1998. These bid requests included replacement of the gas supply and no-notice service previously provided by the long-term gas supply contract between AWG and SEECO. Eleven potential suppliers returned bids in late October.

     SEECO along with the Company's marketing subsidiary successfully bid on five of the seven packages with prices based on the Reliant East Index plus a demand charge. The volumes of gas projected to be sold under these contracts are approximately equal to the historical annual volumes sold under the expired long-term contracts, assuming normal weather patterns. However, the volumes to be sold under these contracts are not fixed as they were under the expired contract and will fluctuate with the weather-related requirements of AWG. These contracts provide more of the gas needed during periods of colder weather, and less of AWG's base system needs. As a result, periods of abnormally warmer weather, such as 1999 and 1998, result in lower deliveries to AWG by SEECO. However, charges for no-notice service associated with these contracts are approximately $6.0 million per year and are received by SEECO regardless of weather patterns. Other sales to AWG are made under long-term contracts with flexible pricing provisions.

     SEECO's sales to Associated Natural Gas Company (Associated), a division of Arkansas Western which operates natural gas distribution systems in northeast Arkansas and parts of Missouri, were 3.1 Bcf in 1999, 3.6 Bcf in 1998, and 5.7 Bcf in 1997. These deliveries accounted for approximately 47% of Associated's total requirements in 1999, 50% in 1998, and 61% in 1997. In 1998, certain industrial customers of Associated began buying their gas supply directly from producers or marketers. This caused a decline in the percentage of Associated's gas supply provided by SEECO as these volumes were previously purchased by Associated from SEECO and then delivered to their industrial customers. Effective October 1990, SEECO entered into a ten-year contract with Associated to supply a portion of its system requirements at a price to be redetermined annually. For the contract period beginning October 1, 1997, the contract was revised to redetermine the sales price monthly based on an index posting plus a reservation fee. The average price received under the contract was $2.37 for 1999 and 1998 and $2.51 in 1997. Prior to the end of the current contract term in 2000, Associated will place its gas supply out for competitive bids. Continued sales of these volumes, and the price of any such sales, could be impacted by the results of the competitive bidding process and by the pending sale of the Company's Missouri assets discussed below in "Natural Gas Distribution."

     At present, SEECO's contracts for sales of gas to unaffiliated customers consist of short-term sales made to customers of the utility subsidiary's transportation program and spot sales into markets away from the utility's distribution system. These sales are subject to seasonal price swings. SEECO's sales to unaffiliated customers are also affected by the demand of the utility for production on its gathering system. SEECO's sales to unaffiliated purchasers accounted for approximately 27% of total exploration and production revenues in 1999, 19% in 1998, and 15% in 1997.

     The combined gas production of SEPCO and Diamond M was 10.5 Bcf in 1999, compared to 13.2 Bcf in 1998 and 11.7 Bcf in 1997. Oil production was 578 MBbls in 1999, compared to 703 MBbls in 1998 and 749 MBbls in 1997. SEPCO's and Diamond M's gas and oil production is sold under contracts with unaffiliated purchasers which reflect current short-term prices and which are subject to seasonal price swings. SEPCO's and Diamond M's combined gas and oil sales accounted for 42% of total exploration and production revenues in 1999 and 43% in 1998 and 1997.

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

     Competition in the Arkoma Basin has increased in recent years, due largely to the development of improved access to interstate pipelines. Due to the Company's significant leasehold acreage position in the basin and its long-time presence and reputation in this area, the Company believes it will continue to be successful in acquiring new leases in the Arkoma Basin. While improved intrastate and interstate pipeline transportation in the basin should increase the Company's access to markets for its gas production, these markets will generally be served by a number of other suppliers. Thus, the Company will encounter competition that may affect both the price it receives and contract terms it must offer. Outside Arkansas, the Company is less established and faces competition from a larger number of other producers. The Company has in recent years been successful in building its inventory of undeveloped leases and obtaining participating interests in drilling prospects outside Arkansas.

NATURAL GAS DISTRIBUTION

     The Company's subsidiary Arkansas Western Gas Company operates integrated natural gas distribution systems concentrated primarily in northern Arkansas and southeast Missouri. The Arkansas Public Service Commission and the Missouri Public Service Commission (MPSC) regulate the Company's utility rates and operations. The Company serves approximately 181,000 customers and obtains a substantial portion of the gas they consume through its Arkoma Basin gathering facilities.

     Arkansas Western consists of two operating divisions. The AWG division gathers natural gas in the Arkansas River Valley of western Arkansas and transports the gas through its own transmission and distribution systems, ultimately delivering it at retail to approximately 112,000 customers in northwest Arkansas. The Associated division receives its gas from interstate pipelines and delivers the gas through its own transmission and distribution systems, ultimately delivering it at retail to approximately 21,000 customers in northeast Arkansas and 48,000 customers in Missouri. Associated, formerly a wholly-owned subsidiary of Arkansas Power and Light Company, was acquired and merged into Arkansas Western effective June 1, 1988.

     In October 1999, the Company entered into an agreement to sell its Missouri utility operations to Atmos Energy for $32.0 million. The transaction is currently awaiting approval by the MPSC and Federal Energy Regulatory Commission
(FERC). Once approval is obtained and the transaction is closed, the Company will serve a total of approximately 133,000 customers in northern Arkansas. The transaction is expected to be closed before mid-year 2000.

Gas Purchases and Supply
     AWG purchases its system gas supply through a competitive bidding process implemented in late 1998, as discussed above, and directly at the wellhead under long-term contracts. SEECO furnished approximately 37% of AWG's system requirements in 1999, 59% in 1998, and 64% in 1997. AWG also purchases gas from unaffiliated producers under take-or-pay contracts. Currently, the Company believes that it does not have a significant exposure to take-or-pay liabilities resulting from these contracts. The Company expects to be able to continue to satisfactorily manage its exposure to take-or-pay liabilities.

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

Markets and Customers
     The utility continues to capitalize on the healthy economies and sustained customer growth found in its service territory. AWG and Associated provide natural gas to approximately 159,000 residential, 22,000 commercial, and 300 industrial customers, while also providing gas transportation services to approximately 50 end-use and off-system customers. Total gas throughput during 1999 was 36.3 Bcf, compared to 32.8 Bcf in 1998, and 37.0 in 1997. The increase during 1999 was the result of higher off-system transportation volumes. Off-system transportation volumes were 4.8 Bcf in 1999, compared to 1.1 Bcf transported in 1998, and 2.8 Bcf transported in 1997.

     Residential and Commercial. Approximately 84% of the utility's revenues are from residential and commercial markets. Residential and commercial customers combined accounted for 51% of total gas throughput for the gas distribution segment in 1999, compared to 57% in 1998 and 1997. Gas volumes sold to residential customers were 10.8 Bcf, down from 11.1 Bcf sold in 1998, and 12.6 Bcf sold in 1997. Gas sold to commercial customers totaled 7.6 Bcf in 1999 and 1998 and 8.4 Bcf in 1997. The decrease in residential gas volumes sold in 1999 was due to record warm weather. Weather during the calendar year was 21% warmer than normal and 8% warmer than in 1998.

     The gas heating load is one of the most significant uses of natural gas and is sensitive to outside temperatures. Sales, therefore, vary throughout the year. Profits, however, have become less sensitive to fluctuations in temperature as tariffs implemented in Arkansas contain a weather normalization clause to lessen the impact of revenue increases and decreases which might result from weather variations during the winter heating season.

     Industrial and End-use Transportation. Deliveries to industrial customers, which are generally smaller concerns using gas for plant heating or product processing, accounted for 13.1 Bcf in gas deliveries in 1999, 13.0 Bcf in 1998, and 13.2 Bcf in 1997. No industrial customer accounts for more than 5% of Arkansas Western's total throughput.

     Both AWG and Associated offer a transportation service that allows larger business customers to obtain their own gas supplies directly from other suppliers. A total of 40 customers are currently using the Arkansas transportation service, including AWG's 15 largest customers in northwest Arkansas. Associated's four largest customers in northeast Arkansas and seven of Associated's 11 largest Missouri customers are currently using transportation service.

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

     The competition from alternative fuels and, in a limited number of cases, alternative sources of natural gas have intensified in recent years. Industrial customers are most likely to consider utilization of these alternatives, as they are less readily available to commercial and residential customers. In an effort to provide some pricing alternatives to its large industrial customers with relatively stable loads, AWG offers an optional tariff to its larger business customers and to any other large business customer which shows that it has an alternate source of fuel at a lower price or that one of its direct competitors has access to cheaper sources of energy. This optional tariff enables those customers willing to accept the risk of price and supply volatility to direct AWG to obtain a certain percentage of their gas requirements in the spot market. Participating customers continue to pay the non-gas cost of service included in AWG's present tariff for large business customers and agree to reimburse AWG for any take-or-pay liability caused by spot market purchases on the customers' behalf.

Regulation
     The Company's utility rates and operations are regulated by the APSC and MPSC. In Arkansas, the Company operates through municipal franchises that are perpetual by state law. These franchises, however, are not exclusive within a geographic area. In Missouri, the Company operates through municipal franchises with various terms of existence.

     As the regulatory focus of the natural gas industry shifts from the federal level to the state level, utilities across the nation are being required to unbundle their sales services from transportation services in an effort to promote greater competition. Although no such legislation or regulatory directives related to natural gas are presently pending in Arkansas or Missouri, the Company is aggressively controlling costs and constantly reviewing issues such as system capacity and reliability, obligation to serve, rate design, and stranded or transition costs.

     In Arkansas, the state legislature recently passed legislation that will deregulate the retail sale of electricity in Arkansas as soon as 2002. The Company is unable to predict the precise impact of any such legislation on its utility operations. The Company's utility subsidiary has historically maintained a substantial price advantage over electricity for most applications. However, when retail electric competition is implemented in Arkansas, it is possible that some portion of this price advantage may be lost in some markets. As described in the paragraph above, the Company is taking steps to preserve its competitive advantage over alternative energy sources, including electricity. When electric deregulation occurs in Arkansas, legislative or regulatory precedents may be set that will also affect natural gas utilities in the future. These issues may include further unbundling of services and the regulatory treatment of stranded costs.

     Gas distribution revenues in future years will be impacted by the sale of the Company's Missouri assets and by customer growth and rate increases allowed by regulatory commissions. In recent years, AWG has experienced customer growth of approximately 2% to 3% annually, while Associated has experienced customer growth of approximately 1% or less annually. Based on current economic conditions in the Company's service territories, the Company expects this trend in customer growth to continue.

     In December 1996, AWG received approval from the APSC for a rate increase of $5.1 million annually. The December 1996 rate increase order issued by the APSC also provided that AWG cause to be filed with the APSC an independent study of its procedures for allocating costs between regulated and non-regulated operations, its staffing levels and executive compensation. The independent study was ordered by the APSC to address issues raised by the Office of the Attorney General of the State of Arkansas. The study was conducted in 1999 with a final report issued in December 1999. The report found the Company's costs to be reasonable in all categories and did not recommend any changes to the rates currently in effect.

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

     In May 1999, the Staff of the APSC initiated a proceeding in which it sought an annual reduction of approximately $2.3 million in the rates AWG charges its customers in northwest Arkansas. Staff's position was based on various adjustments to the utility's rate base, operating expenses, capital structure and rate of return. A large portion of the proposed reduction was based on a downward adjustment to the utility's current return on equity authorized by the APSC in 1996. During the third quarter of 1999, the Company reached agreement with the Staff and the APSC to resolve this issue and to close several other open dockets. In the settlement agreement, the Company agreed to reduce its rates collected from customers on a prospective basis in the amount of $1.4 million annually, effective December 1, 1999. The agreement also includes the resolution of a proceeding initiated in December 1998 by the Staff of the APSC where the Staff had recommended the disallowance of approximately $3.1 million of gas supply costs. As part of the settlement, this docket was closed with no negative adjustment to the Company.

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

     The Company's marketing operations include the marketing of Southwestern's own gas production and third-party natural gas. Operating income for this segment was $2.1 million in 1999, compared to $1.8 million in 1998 and $1.3 million in 1997. The segment marketed 63.1 Bcf of natural gas in 1999, compared to 49.6 Bcf in 1998 and 36.2 Bcf in 1997. Of the total volumes marketed, purchases from the Company's exploration and production subsidiaries accounted for 31% in 1999, 25% in 1998, and 23% in 1997.

NOARK Pipeline
     At December 31, 1999, the Company held a 25% general partnership interest in NOARK. NOARK Pipeline was a 258-mile long intrastate natural gas transmission system that originated in western Arkansas and terminated in northeast Arkansas, crossing three major interstate pipelines and interconnecting with the Company's distribution systems. NOARK Pipeline was completed and placed in service in 1992 and has been operating below capacity and generating losses since it was placed in service. The Company's share of the pretax loss from operations related to its NOARK investment was $2.0 million in 1999, $3.1 million in 1998, and $4.5 million in 1997.

     In January 1998, the Company entered into an agreement with Enogex Inc. (Enogex), a subsidiary of OGE Energy Corp., to expand NOARK Pipeline and provide access to Oklahoma gas supplies through an integration of NOARK Pipeline with the Ozark Gas Transmission System (Ozark). Ozark was a 437-mile interstate pipeline system that began in eastern Oklahoma and terminated in eastern Arkansas. On July 1, 1998, the FERC authorized the operation and integration of Ozark and NOARK Pipeline as a single, integrated pipeline. The FERC order also authorized the purchase of Ozark by a subsidiary of Enogex and the construction of integration facilities. Enogex acquired Ozark and contributed the pipeline system to the NOARK partnership and also acquired the NOARK partnership interests not held by Southwestern. Enogex funded the acquisition of Ozark and the expansion and integration with NOARK Pipeline which resulted in the Company's interest in the partnership decreasing to 25% with Enogex owning a 75% interest. There are also provisions in the agreement with Enogex which allow for future revenue allocations to the Company above its 25% partnership interest if certain minimum throughput and revenue assumptions are not met.

     The merged pipeline system now has greater access to major gas producing fields in Oklahoma. With access to greater regional production, Southwestern expects the pipeline's additional throughput to create new marketing and transportation opportunities and reduce the losses experienced on the project in the past. The merged pipeline also provides the Company's utility systems with additional access to gas supply.

     The new integrated system, known as Ozark Pipeline, became operational November 1, 1998, and includes 749 miles of pipeline with a total throughput capacity of 330 MMcfd. Deliveries are currently being made by the integrated pipeline to portions of AWG's distribution system, to Associated, and to the interstate pipelines with which it interconnects. Before the integration with Ozark, NOARK Pipeline had an average daily throughput of 27.3 MMcfd in 1998 and
39.8 MMcfd in 1997. For 1999,  Ozark Pipeline had an average daily throughput of
167.5 MMcfd. At December 31, 1999, AWG had transportation contracts with Ozark Pipeline for 82.3 MMcfd of firm capacity. These contracts expire in 2002 and 2003 and are renewable annually thereafter until terminated with 180 days' notice.

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

Regulation
     Since the mid-1980's, the FERC has issued a series of orders, culminating in Order No. 636 in April 1992, that have altered the marketing and transportation of natural gas. Order No. 636 required interstate natural gas pipelines to "unbundle," or segregate, the sales, transportation, storage and other components of their existing sales services, and to separately state the rates for each of the unbundled services. Order No. 636 and subsequent FERC orders issued in individual pipeline proceedings have been the subject of appeals, the results of which have generally been supportive of the FERC's open access policy. Generally, Order No. 636 has eliminated or substantially reduced the interstate pipelines' roles as wholesalers of natural gas and has substantially increased competition in natural gas markets.

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

Real Estate Development
     A. W. Realty Company (AWR) owns an interest in approximately 155 acres of real estate, most of which is undeveloped. AWR's real estate development activities are concentrated on a 130-acre tract of land located near the Company's headquarters in a growing part of Fayetteville, Arkansas. The Company has owned an interest in this land for many years. The property is zoned for commercial, office, and multi-family residential development. AWR continues to review with a joint venture partner various options for developing this property that would minimize the Company's initial capital expenditures, but still enable it to retain an interest in any appreciation in value. This activity, however, does not represent a significant portion of the Company's business.

Employees
     At December 31, 1999, the Company had 686 employees, 97 of whom are represented under a collective bargaining agreement. The Company believes that its relations with its employees are good.

ITEM 2. PROPERTIES

     For additional information about the Company's gas and oil operations refer to Notes 5 and 6 to the financial statements in Item 8 ("Financial Statements and Supplementary Data"). For information concerning capital expenditures, refer to page 32 ("Capital Expenditures" section of Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations"). Also refer to
Item 6 ("Selected Financial Data") for information concerning gas and oil produced.

     The following table provides information concerning miles of pipe of the Company's gas distribution systems. For a further description of Arkansas Western's properties, see discussion under Item 1 ("Business").


                                                AWG       Associated      Total
                                              ----------------------------------
Gathering                                        388             -          388
Transmission                                     805           608        1,413
Distribution                                   3,123         1,697        4,820
--------------------------------------------------------------------------------
                                               4,316         2,305        6,621
================================================================================


     The following  information is provided to supplement that presented in Item
8. For a further description of Southwestern's oil and gas properties, see the discussion under Item 1.

Leasehold Acreage


                                     Undeveloped                 Developed
                                  Gross         Net          Gross         Net
                                ------------------------------------------------
Arkoma                           100,540      89,035        189,823      142,607
Mid-Continent                     61,634      27,127        104,015       43,944
Permian                          120,137      22,390        139,101       20,400
Gulf Coast                        38,240      19,385         56,226       19,770
--------------------------------------------------------------------------------
                                 320,551     157,937        489,165      226,721
================================================================================


Producing Wells

                                      Gas                Oil                 Total
                                 Gross     Net      Gross     Net        Gross     Net
                                 ------------------------------------------------------
Arkoma                             794    383.4         -        -         794    383.4
Mid-Continent                      242    100.7       557    182.4         799    283.1
Permian                             75     11.1       219    132.3         294    143.4
Gulf Coast                          56     22.1        21     16.0          77     38.1
---------------------------------------------------------------------------------------
                                 1,167    517.3       797    330.7       1,964    848.0
=======================================================================================



Wells Drilled During the Year


                                                  Exploratory

                       Productive Wells            Dry Holes                 Total
Year                   Gross        Net        Gross        Net        Gross        Net
----                   ----------------------------------------------------------------
1999                    4.0         1.5         4.0         1.6         8.0         3.1
1998                    3.0          .5        10.0         3.9        13.0         4.4
1997                    2.0         1.3         4.0         3.0         6.0         4.3



                                                  Development

                       Productive Wells            Dry Holes                 Total
Year                   Gross        Net        Gross        Net        Gross        Net
----                   ----------------------------------------------------------------
1999                    47.0       18.3        15.0         6.1        62.0        24.4
1998                    72.0       29.4        10.0         6.4        82.0        35.8
1997                    58.0       27.5        24.0        13.5        82.0        41.0


Wells in Progress as of December 31, 1999


                                                                Gross        Net
                                                                ----------------
Exploratory                                                      2.0         0.6
Development                                                     10.0         2.0
--------------------------------------------------------------------------------
Total                                                           12.0         2.6
================================================================================


     During 1999, Southwestern was required to file Form 23, "Annual Survey of Domestic Oil and Gas Reserves" with the Department of Energy. The basis for reporting reserves on Form 23 is not comparable to the reserve data included in
Note 6 to the financial statements in Item 8. The primary differences are that Form 23 reports gross reserves, including the royalty owners' share, and includes reserves for only those properties where the Company is the operator.

ITEM 3. LEGAL PROCEEDINGS

     In May 1996, a class action suit was filed against the Company on behalf of royalty owners alleging improprieties in the disbursements of royalty proceeds. A trial was held on the class action suit beginning in late September 1998 that resulted in a verdict against the Company and two of its wholly-owned subsidiaries, SEECO, Inc. and Arkansas Western Gas Company, in the amount of $62.1 million. The trial judge subsequently awarded pre-judgment interest in an amount of $31.1 million, and post-judgment interest accrued from the date of the judgment at the rate of 10% per annum simple interest. The Company has been required by the state court to post a judgment bond which now stands at $109.3 million (verdict amount plus pre-judgment interest and 20 months of post-judgment interest) in order to stay the jury's verdict and proceed with an appeal process. The bond was placed by a surety company and was collateralized by unsecured letters of credit.

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

     The Company believes that the jury's verdict was wrong as a matter of law and fact and that incorrect rulings by the trial judge (including evidentiary rulings and prejudicial jury instructions) provide significant grounds for a successful appeal. The Company had asked the trial judge to recuse himself due to his apparent bias toward the plaintiffs and had also filed a motion with the trial court for judgment notwithstanding the verdict or, in the alternative, for a new trial. These motions were denied. The Company has filed and will vigorously prosecute an appeal in the Arkansas Supreme Court. Based on discussion with outside legal counsel, management of the Company remains confident that the jury's verdict will be overturned and the case remanded for a new trial. If the Company is not successful in its appeal from the jury verdict, the Company's financial condition and results of operations would be materially and adversely affected. However, management believes that the Company's ultimate liability, if any, resulting from this case will not be material to its financial position, but in any one year could be significant to the results of operations. At December 31, 1999 and 1998, no amounts had been accrued on this matter.

     In its Form 8-K filed July 2, 1996, the Company disclosed that a lawsuit relating to overriding royalty interests in certain Arkansas oil and gas properties had been filed against it and two of its wholly owned subsidiaries. The lawsuit, which was brought by a party who was originally included in (but opted out of) the class action litigation described above, involves claims similar to those upon which judgment was rendered against the Company and its subsidiaries. In September 1998, another party who opted out of the class threatened the Company with similar litigation. While the amounts of these pending and threatened claims could be significant, management believes, based on its extensive investigations and trial preparation, that these claims are without merit and, that the Company's ultimate liability, if any, will not be material to its consolidated financial position or results of operations. This matter went to a non-jury trial as to liability on January 10, 2000 and the Company is awaiting the court's ruling.

     The United States Minerals Management Service (MMS), a federal agency responsible for the administration of federal oil and gas leases, is investigating the Company and its subsidiaries in respect of claims similar to those in the class action litigation. MMS was included in the class action litigation against its objections, but has not pursued further action to remove itself from the class. If MMS does remove itself from the class, its claims may be brought separately under federal statutes that provide for treble damages and civil penalties. In such event, the Company believes it would have defenses that were not available in the class action litigation. While the aggregate amount of MMS's claims could be significant, management believes, based on its investigations, that the Company's ultimate liability, if any, will not be material to its consolidated financial position or results of operations.

     As previously reported, the Company's subsidiary, SEPCO, filed suit in 1997 against several parties, including an outside consultant previously employed by SEPCO, alleging breach of contract, fraud, and other causes of action in connection with services performed on SEPCO's south Louisiana exploration projects. On June 23, 1998, the outside consultant filed a counterclaim against SEPCO. In 1999, this matter was settled for an amount that was not material to the Company's consolidated financial position or results of operation.

     The Company is subject to laws and regulations relating to the protection of the environment. The Company's policy is to accrue environmental and cleanup related costs of a non-capital nature when it is both probable that a liability has been incurred and when the amount can be reasonably estimated. Management believes any future remediation or other compliance related costs will not have a material effect on the financial position or reported results of operations of the Company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of the fiscal year ended December 31, 1999, to a vote of security holders, through the solicitation of proxies or otherwise.

Executive Officers of the Registrant

                                                                                             Years Served
Name                                    Officer Position                              Age     as Officer
---------------------------------------------------------------------------------------------------------
Harold M. Korell           President, Chief Executive Officer and Director             55          3

Alan H. Stevens            President and Chief Operating Officer,                      55          2
                           Southwestern Energy Production Company and SEECO, Inc.

Greg D. Kerley             Executive Vice President and Chief Financial Officer        44         10

George A. Taaffe, Jr.      Senior Vice President and General Counsel, Secretary        53          1

Debbie J. Branch           Senior Vice President, Southwestern Energy Services         48          4
                           Company

Charles V. Stevens         Senior Vice President, Arkansas Western Gas Company         50         11


     Mr. Korell was appointed President in October 1998 and assumed the position of Chief Executive Officer on January 1, 1999. He joined the Company in 1997 as Executive Vice President and Chief Operating Officer. From 1992 to 1997, he was employed by American Exploration Company where he was most recently Senior Vice President - Operations. From 1990 to 1992, he was Executive Vice President of McCormick Resources and from 1973 to 1989, he held various positions with Tenneco Oil Company, including Vice President, Production.

     Mr. Alan Stevens was appointed to his present position in December 1999. He joined the Company in January 1998 as Senior Vice President of Southwestern Energy Production Company and SEECO, Inc. Prior to joining the Company, he was President and Chief Operating Officer for Petsec Energy during 1997 and was employed by Occidental Petroleum Company from 1989 to 1997 where he was most recently Vice President of Worldwide Exploration.

     Mr. Kerley was appointed to his present position in December 1999. Previously, he served as Senior Vice President and Chief Financial Officer since July 1998, Senior Vice President - Treasurer and Secretary from 1997 to 1998, Vice President - Treasurer and Secretary from 1992 to 1997, and Controller from 1990 to 1992. Mr. Kerley also served as the Chief Accounting Officer from 1990 to 1998.

     Mr. Taaffe joined the Company in his current position in July 1999. Prior to joining the Company, he served as Vice President and Assistant General Counsel for Consolidated Natural Gas Company from 1988 to 1999 and Associated General Counsel for Joy Technologies from 1973 to 1987.

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

     All officers are elected at the Annual Meeting of the Board of Directors for one-year terms or until their successors are duly elected. There are no arrangements between any officer and any other person pursuant to which he or she was selected as an officer. There is no family relationship between any of the named executive officers or between any of them and the Company's directors.

Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the New York Stock Exchange under the symbol "SWN." At December 31, 1999, the Company had 2,268 shareholders of record. The following prices represent closing market transactions on the New York Stock Exchange.


                              Range of Market Prices         Cash Dividends Paid
Quarter Ended                  1999            1998             1999      1998
-------------             ------------------------------------------------------
March 31                  $ 8.44  $5.31   $12.94  $10.63        $.06      $.06
June 30                   $10.56  $6.06   $12.00  $ 8.75        $.06      $.06
September 30              $10.94  $7.50   $10.38  $ 6.75        $.06      $.06
December 31               $ 9.19  $5.63   $ 8.50  $ 5.50        $.06      $.06


     The terms of certain of the Company's long-term debt instruments and agreements impose restrictions on the payment of cash dividends. These covenants generally limit the payment of dividends in a fiscal year to the total of net income plus $20.0 million less dividends paid and purchases, redemptions or retirements of capital stock during the period since January 1, 1990. At December 31, 1999, $96.4 million of retained earnings was available for payment as cash dividends. Dividends totaling $6.0 million were paid during 1999.

     The Company paid dividends at an annual rate of $.24 per share in 1999 and 1998. While the Board of Directors intends to continue the practice of paying dividends quarterly, amounts and dates of such dividends as may be declared will necessarily be dependent upon the Company's future earnings and capital requirements.

ITEM 6. SELECTED FINANCIAL DATA


                                                     1999        1998        1997        1996        1995        1994
---------------------------------------------------------------------------------------------------------------------
Financial Review (in thousands)
Operating revenues
     Exploration and production                  $ 75,039    $ 86,232    $100,129    $ 86,978    $ 63,285    $ 79,787
     Gas distribution                             132,420     134,711     154,155     142,730     119,452     126,667
     Energy services and other                    137,942      97,795      83,511      30,636      31,622      29,225
     Intersegment revenues                        (65,005)    (52,433)    (61,606)    (57,004)    (47,534)    (60,055)
---------------------------------------------------------------------------------------------------------------------
                                                  280,396     266,305     276,189     203,340     166,825     175,624
---------------------------------------------------------------------------------------------------------------------
Operating costs and expenses
     Gas purchases - utility                       45,370      39,863      46,806      42,851      37,133      36,395
     Gas purchases - marketing                     92,851      73,235      63,054      14,114      13,714       5,438
     Operating and general                         57,957      61,915      59,167      50,509      44,436      42,506
     Depreciation, depletion and amortization      41,603      46,917      48,208      42,394      35,992      35,546
     Write-down of oil and gas properties               -      66,383           -           -           -           -
     Taxes, other than income taxes                 6,557       6,943       7,018       5,476       4,362       3,657
---------------------------------------------------------------------------------------------------------------------
                                                  244,338     295,256     224,253     155,344     135,637     123,542
---------------------------------------------------------------------------------------------------------------------
Operating income                                   36,058     (28,951)     51,936      47,996      31,188      52,082
Interest expense, net                             (17,351)    (17,186)    (16,414)    (13,044)    (11,167)     (8,867)
Other income (expense)                             (2,331)     (3,956)     (5,017)     (4,015)     (1,227)     (2,362)
---------------------------------------------------------------------------------------------------------------------
Income before income taxes and
     extraordinary item                            16,376     (50,093)     30,505      30,937      18,794      40,853
---------------------------------------------------------------------------------------------------------------------
Income taxes:
     Current                                          537      (6,029)       (732)     (5,569)     (4,908)      9,288
     Deferred                                       5,912     (13,467)     12,522      17,320      12,167       6,441
---------------------------------------------------------------------------------------------------------------------
                                                    6,449     (19,496)     11,790      11,751       7,259      15,729
---------------------------------------------------------------------------------------------------------------------
Income before extraordinary item                    9,927     (30,597)     18,715      19,186      11,535      25,124
Extraordinary item                                      -           -           -           -        (295)          -
---------------------------------------------------------------------------------------------------------------------
Net income                                       $  9,927    $(30,597)   $ 18,715    $ 19,186    $ 11,240    $ 25,124
=====================================================================================================================
Cash flow from operations, net of working
     capital changes (in thousands)              $ 58,131    $ 93,708    $ 79,483    $ 71,830    $ 56,177    $ 66,857
Return on equity                                     5.21%        n/a        8.45%       9.23%       5.78%      12.35%
=====================================================================================================================
Common Stock Statistics
Basic earnings per share before
   extraordinary item                                $.40      $(1.23)       $.76        $.78        $.46        $.98
Basic and diluted earnings per share                 $.40      $(1.23)       $.76        $.78        $.45        $.98
Cash dividends declared and paid per share           $.24        $.24        $.24        $.24        $.24        $.24
Book value per share                                $7.60       $7.45       $8.92       $8.41       $7.87       $7.92
Market price at year-end                            $6.56       $7.50      $12.88      $15.13      $12.75      $14.88
Number of shareholders of record at
   year-end                                         2,268       2,333       2,379       2,572       2,759       2,875
Average shares outstanding                     24,941,550  24,882,170  24,738,882  24,705,256  25,130,781  25,684,110
=====================================================================================================================




                                                     1999        1998        1997        1996        1995        1994
---------------------------------------------------------------------------------------------------------------------
Capitalization (in thousands)
Total debt, including current portion            $302,200    $283,436    $299,543    $278,285    $210,828    $142,300
Common shareholders' equity                       190,356     185,856     221,565     207,941     194,504     203,456
---------------------------------------------------------------------------------------------------------------------
Total capitalization                             $492,556    $469,292    $521,108    $486,226    $405,332    $345,756
---------------------------------------------------------------------------------------------------------------------
Total assets                                     $671,446    $647,620    $710,866    $660,190    $569,093    $486,074
---------------------------------------------------------------------------------------------------------------------
Capitalization ratios:
         Debt (excluding current portion
            of long-term)                           61.35%      60.27%      57.23%      56.96%      51.65%      40.10%
         Equity                                     38.65%      39.73%      42.77%      43.04%      48.35%      59.90%
=====================================================================================================================
Capital Expenditures (in millions)
Exploration and production                          $59.0       $52.4       $73.5      $110.3      $ 82.2       $55.4
Gas distribution                                      7.1        10.1        12.6        12.8        18.5        17.6
Other                                                  .9         1.9         2.7         1.8          .9         3.9
---------------------------------------------------------------------------------------------------------------------
                                                    $67.0       $64.4       $88.8      $124.9      $101.6       $76.9
=====================================================================================================================
Exploration and Production
Natural gas:
     Production, Bcf                                 29.4        32.7        33.4        34.8        34.5        37.7
     Average price per Mcf                          $2.21       $2.34       $2.57       $2.26       $1.72       $2.04
Oil:
     Production, MBbls                                578         703         749         391         229         200
     Average price per barrel                      $17.11      $13.60      $19.02      $21.21      $17.15      $15.89
Total gas and oil production, Bcfe                   32.9        36.9        37.9        37.1        35.9        38.9
Average production (lifting) cost per
   Mcf equivalent                                    $.44        $.43        $.45        $.29        $.22        $.17
Proved reserves at year-end:
     Natural gas, Bcf                               307.5       303.7       291.4       297.5       294.9       316.1
     Oil, MBbls                                     7,859       6,850       7,852       8,238       2,152       1,231
     Total reserves, Bcf equivalent                 354.7       344.8       338.5       346.9       307.8       323.5
=====================================================================================================================
Gas Distribution
Sales and transportation volumes, Bcf:
     Residential                                     10.8        11.1        12.6        13.4        12.1        11.6
     Commercial                                       7.6         7.6         8.4         8.8         7.6         7.2
     Industrial                                       3.5         4.2         6.6         7.7         7.7         7.5
     End-use transportation                           9.6         8.8         6.6         5.5         5.2         4.8
---------------------------------------------------------------------------------------------------------------------
                                                     31.5        31.7        34.2        35.4        32.6        31.1
     Off-system transportation                        4.8         1.1         2.8         3.6         9.8        10.7
---------------------------------------------------------------------------------------------------------------------
                                                     36.3        32.8        37.0        39.0        42.4        41.8
---------------------------------------------------------------------------------------------------------------------
Customers - year-end
     Residential                                  158,606     156,384     154,864     151,880     147,267     144,486
     Commercial                                    21,929      22,229      21,431      20,845      20,109      19,489
     Industrial                                       290         303         311         326         340         348
---------------------------------------------------------------------------------------------------------------------
                                                  180,825     178,916     176,606     173,051     167,716     164,323
---------------------------------------------------------------------------------------------------------------------
Degree days                                         3,179%      3,472%      4,131%      4,341%      4,064%      3,823%
Percent of normal                                      79          87         103         108         102          96
=====================================================================================================================


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information should be read in conjunction with the information contained in the financial statements and the notes thereto included in Item 8 of this report and with the discussion below on "Forward-Looking Information." Certain reclassifications have been made to the prior years' financial statements to conform with the 1999 presentation. These reclassifications had no effect on previously reported net income.

RESULTS OF OPERATIONS
     The Company reported net income of $9.9 million, or $.40 per share, for 1999, compared to a net loss of $30.6 million, or $1.23 per share, for 1998 and net income of $18.7 million, or $.76 per share, in 1997. The loss for 1998 reflects the impact of an after-tax, non-cash ceiling test write-down of the Company's oil and gas properties of $40.5 million, or $1.63 per share. Excluding the non-cash charge, the Company would have recognized net income of $9.9 million, or $.40 per share in 1998. Results for 1999 reflect decreased oil and gas production and the effects of record warm weather offset by lower operating and general expenses and lower depreciation, depletion and amortization expense. During 1998 earnings were negatively impacted by lower wellhead prices for both oil and gas and by unseasonably warm weather. Revenues and operating income for the Company's major business segments are shown in the following table.


                                                   1999        1998         1997
                                               ---------------------------------
                                                        (in thousands)
Revenues
Exploration and production                     $ 75,039    $ 86,232     $100,129
Gas distribution                                132,420     134,711      154,155
Marketing                                       137,526      97,175       82,807
Other                                               416         620          704
Eliminations                                    (65,005)    (52,433)     (61,606)
--------------------------------------------------------------------------------
                                               $280,396    $266,305     $276,189
================================================================================

Operating Income
Exploration and production                     $ 16,451    $(47,273)(1) $ 33,303
Gas distribution                                 17,187      16,029       16,941
Marketing                                         2,142       1,800        1,315
Other                                               278         493          377
--------------------------------------------------------------------------------
                                               $ 36,058    $(28,951)    $ 51,936
================================================================================

(1) Includes a $66.4 million pre-tax write-down of oil and gas properties.

Exploration and Production
     The Company's exploration and production revenues decreased 13% in 1999 and 14% in 1998. The decrease in 1999 was due to lower volumes of oil and gas produced and a lower average gas price received while the decrease in 1998 was due primarily to lower average oil and gas prices.

     Operating income of the exploration and production segment was $16.5 million in 1999, compared to $19.1 million in 1998 excluding the impact of the non-cash write-down of oil and gas properties, and $33.3 million in 1997. The decrease in 1999 was due primarily to an 11% decrease in equivalent oil and gas production volumes. The decrease in 1998 was primarily due to lower average gas and oil prices, which were down 9% and 28%, respectively, from their levels in 1997.

     Gas and oil production totaled 32.9 billion cubic feet equivalent (Bcfe) in 1999, 36.9 Bcfe in 1998 and 37.9 Bcfe in 1997. The decreases in production were due to the combined effects of production declines in the Company's outside operated properties resulting from the industry slowdown that began in 1998, production declines in some of the Company's Gulf Coast properties, and the loss of production from marginal properties that were sold in 1999.


                                                            1999    1998    1997
                                                           ---------------------
Gas Production
Affiliated sales (Bcf)                                       8.2    11.3    14.3
Unaffiliated sales (Bcf)                                    21.2    21.4    19.1
--------------------------------------------------------------------------------
                                                            29.4    32.7    33.4
--------------------------------------------------------------------------------
Average price per Mcf                                      $2.21   $2.34   $2.57
================================================================================

Oil Production
Unaffiliated sales (MBbls)                                   578     703     749
--------------------------------------------------------------------------------
Average price per Bbl                                     $17.11  $13.60  $19.02
================================================================================
Total Production (Bcfe)                                     32.9    36.9    37.9
================================================================================


     Gas sales to unaffiliated purchasers were 21.2 Bcf in 1999, down slightly from 21.4 Bcf in 1998 and up from 19.1 Bcf in 1997. Sales to unaffiliated purchasers are primarily made under contracts which reflect current short-term prices and which are subject to seasonal price swings.

     Intersegment sales to Arkansas Western Gas Company (AWG), the utility subsidiary which operates the Company's northwest Arkansas utility system, were
5.1 Bcf in 1999, 7.7 Bcf in 1998, and 8.6 Bcf in 1997. Unseasonably warm weather during 1999 and 1998 decreased AWG's demand for the Company's gas supply. The Company's gas production provided approximately 40% of AWG's requirements in 1999, and 60% in 1998 and 1997.

     Prior to December 1998, most of the sales to AWG's system were pursuant to an intersegment long-term contract entered into in 1978 with SEECO, Inc. (SEECO) which was amended and restated in 1994 as the result of a settlement between the Company, the Staff of the Arkansas Public Service Commission (APSC) and the office of the Attorney General of the state of Arkansas. The sales price under the amended contract averaged $2.99 per thousand cubic feet (Mcf) through November of 1998, and $3.46 per Mcf in 1997.

     On October 1, 1998, AWG sent requests for proposals to various suppliers requesting bids on seven different packages of gas supply to be effective December 1, 1998. These bid requests included replacement of the gas supply and no-notice service previously provided by the long-term gas supply contract between AWG and SEECO discussed above.

SEECO along with the Company's marketing subsidiary successfully bid on five of the seven packages with prices based on the Reliant East Index plus a demand charge. Based on normal weather patterns, the volumes of gas projected to be sold under these contracts would be approximately equal to the historical annual volumes sold under the expired long-term contract. However, under the new contracts, the Company supplies most of AWG's no-notice service and less of its routine base requirements than it had under the previous contract. During periods of warmer weather, as in 1999 and 1998, less total gas volumes will be sold to AWG than compared to periods of normal or colder weather. The total premium over the Reliant East Index under these contracts is estimated to be approximately $1.0 million lower (after tax) than the annual premium earned under the expired long-term contract. The majority of the premium is received through monthly demand charges which will be received regardless of volumes actually delivered. Other sales to AWG are made under long-term contracts with flexible pricing provisions.

     The Company's intersegment sales to Associated Natural Gas Company (Associated), a division of AWG which operates the Company's natural gas distribution systems in northeast Arkansas and parts of Missouri, were 3.1 Bcf in 1999, 3.6 Bcf in 1998, and 5.7 Bcf in 1997. Deliveries to Associated decreased in 1999 and 1998 due primarily to corresponding changes in heating weather. Effective October 1990, SEECO entered into a ten-year contract with Associated to supply a portion of its system requirements at a price to be redetermined annually. For the contract period beginning October 1, 1997, the contract was revised to redetermine the sales price monthly based on an index posting plus a reservation fee. The average price received under the contract was $2.37 for 1999 and 1998 and $2.51 for 1997. Prior to the end of the current contract term in 2000, Associated will place its gas supply out for competitive bids. Continued sales of these volumes to Associated, and the price of any such sales, will depend on the results of this competitive bidding process. Additionally, future volumes could be impacted by the sale of Associated's Missouri properties as discussed further in the "Gas Distribution" section below.

     The overall average price received for the Company's gas production was $2.21 per Mcf in 1999, $2.34 per Mcf in 1998, and $2.57 per Mcf in 1997. The changes in the average price realized primarily reflects changes in average annual spot market prices and the effects of the Company's price hedging activities. The Company's hedging activities lowered the average gas price $.06 per Mcf in 1999, added $.19 per Mcf to the average gas price in 1998 and lowered the 1997 average gas price $.05 per Mcf.

     The Company periodically enters into hedging activities with respect to a portion of its projected crude oil and natural gas production through a variety of financial arrangements intended to support oil and gas prices at targeted levels and to minimize the impact of price fluctuations (see Note 8 of the financial statements for additional discussion). The Company's policies prohibit speculation with derivatives and limit swap agreements to counterparties with appropriate credit standings. Disregarding the impact of hedges, the Company expects the average price it receives for its total gas production to be slightly higher than average spot market prices due to the prices it receives under the contracts covering its intersegment sales which are long-term and provide swing services to the Company's utility systems. Future changes in revenues from sales of the Company's gas production will be dependent upon changes in the market price for gas, access to new markets, maintenance of existing markets, and additions of new gas reserves.

     The Company expects future increases in its gas production to come primarily from sales to unaffiliated purchasers. The Company is unable to predict changes in the market demand and price for natural gas, including changes which may be induced by the effects of weather on demand of both
affiliated   and   unaffiliated   customers   for  the   Company's
production. Additionally, the Company holds a large amount of undeveloped leasehold acreage and producing acreage, and has an inventory of drilling leads, prospects and seismic data which will continue to be developed and evaluated in the future. The Company's exploration programs have been directed primarily toward natural gas in recent years.

Gas Distribution
     Gas distribution revenues fluctuate due to the pass-through of gas supply cost changes and due to the effects of weather. Because of the corresponding changes in purchased gas costs, the revenue effect of the pass-through of gas cost changes has not materially affected net income. Gas distribution revenues decreased 2% in 1999 and 13% in 1998 due to the effects of warmer weather. Weather in 1999 was 21% warmer than normal and 8% warmer than the prior year. Weather in 1998 was 13% warmer than normal and 16% warmer than the prior year.

     Operating income for Southwestern's utility systems increased 7% in 1999 and decreased 5% in 1998. The increase in 1999 was due to the Company's efforts in reducing operating costs and to customer growth. The decrease in 1998 was due to the effects of warmer weather, partially offset by a $3.0 million rate increase approved in December 1997 for the Company's northeast Arkansas and Missouri systems, and customer growth.


                                                      1999       1998       1997
                                                   -----------------------------
Gas Distribution Systems
Throughput (Bcf)
     Sales volumes                                    21.9       22.9       27.6
     Transportation volumes
            End-use                                    9.6        8.8        6.6
            Off-system                                 4.8        1.1        2.8
--------------------------------------------------------------------------------
                                                      36.3       32.8       37.0
--------------------------------------------------------------------------------
Average number of sales customers                  177,274    174,642    172,200
--------------------------------------------------------------------------------
Heating weather
     Degree days                                     3,179      3,472      4,131
     Percent of normal                                  79%        87%       103%
Average sales rate per Mcf                           $5.67      $5.57      $5.36
================================================================================


     In 1999, AWG sold 14.5 Bcf to its customers at an average rate of $5.47 per Mcf, compared to 15.1 Bcf at $5.37 per Mcf in 1998 and 17.4 Bcf at $5.34 per Mcf in 1997. Additionally, AWG transported 6.2 Bcf in 1999, 6.0 Bcf in 1998, and 5.0 Bcf in 1997 for its end-use customers. Associated sold 7.4 Bcf to its customers in 1999 at an average rate of $6.06 per Mcf, compared to 7.8 Bcf in 1998 at $5.95 per Mcf and 10.2 Bcf at $5.39 per Mcf in 1997. Associated transported 3.4 Bcf for its end-use customers in 1999, compared to 2.8 Bcf in 1998 and 1.6 Bcf in 1997. The decrease in the combined volumes sold and transported for end-use customers in both 1999 and 1998 for the utility systems resulted from warmer weather, partially offset by customer growth. The fluctuations in the average sales rates reflect changes in the average cost of gas purchased for delivery to the Company's customers, which are passed through to customers under automatic adjustment clauses, and rate increases implemented in 1997.

     Total deliveries to industrial customers of AWG and Associated, including transportation volumes, were 13.1 Bcf in 1999, 13.0 Bcf in 1998 and 13.2 Bcf in 1997. AWG also transported 4.8 Bcf of gas through its gathering system in 1999 for off-system deliveries, all to the Ozark Gas Transmission System, compared to
1.1 Bcf in 1998 and 2.8 Bcf in 1997. The increase in off-system deliveries in 1999 was due to decreased on-system demands of the Company's gas distribution systems for the Company's gas production due to warmer than normal heating weather. The average transportation tariff was approximately $.10 per Mcf, exclusive of fuel, in 1999, $.11 per Mcf in 1998 and $.16 per Mcf in 1997.

     In October 1999, the Company signed a definitive agreement to sell its Missouri gas distribution assets for $32.0 million. The net book value of the assets being sold is approximately $28.0 million. Proceeds from the sale will be used to reduce the Company's outstanding debt. The sale requires regulatory approval and is expected to close in the first half of 2000. After closing, the Company's operating results for its gas distribution segment will be lower reflecting the asset divestiture and the loss of Missouri customers. However, the Company does not expect the sale to have a material negative impact on earnings as the loss in operating income should be primarily offset by a corresponding decrease in interest expense. The Company currently serves approximately 48,000 customers in Missouri. The Company will continue to operate its gas distribution systems in Arkansas where it currently serves approximately 133,000 customers.

     Gas distribution revenues in future years will be impacted by the sale of the Company's Missouri assets, customer growth and rate increases allowed by the APSC. In recent years, AWG has experienced customer growth of approximately 2% to 3% annually, while Associated has experienced customer growth of approximately 1% or less annually. Based on current economic conditions in the Company's service territories, the Company expects this trend in customer growth to continue. The Company received approvals in December 1997 from the APSC and the Missouri Public Service Commission (MPSC) for rate increases and tariff changes which allow the utility to collect an additional $3.0 million annually. Of the $3.0 million total, approximately $2.0 million is in the form of base rate increases and $1.0 million is related to the increased cost of service of the Company's gathering plant which is recovered through either the purchased gas adjustment clause or through direct charges to transportation customers.

     In its order approving the Missouri changes, the MPSC further ordered Associated to modify its purchased gas adjustment tariff to remove any specific language referencing recovery of the cost of service of its gathering facilities. The MPSC order provided that Associated should base gathering charges to its customers on competitive market conditions and that it would be allowed recovery from its sales and transportation customers of all prudently incurred gathering costs without reference to its cost of service. The MPSC will review these gathering costs annually as part of its review of Associated's gas costs. Associated believes that the MPSC lacks statutory authority to approve charges which are not based on historical cost of service. Associated appealed this issue to the circuit court which ruled in favor of the MPSC. The Company has appealed the lower court's decision to the Missouri Court of Appeals. The Company intends to bill its ratepayers gas gathering costs based on its cost of service until the matter is resolved. If usage of the Company's gathering system to obtain system gas supply or to source gas delivered to its industrial customers should decrease, then recovery of these gathering costs would decrease as well. Gathering costs have been recovered in this manner from Missouri customers since Associated's 1990 rate case. Prior to the 1997 changes, Associated's gathering costs were recovered from Arkansas customers through its base rates.

     Tariffs implemented in Arkansas as a result of rate increases in both 1996 and 1997 contain a weather normalization clause to lessen the impact of revenue increases and decreases which might result from weather variations during the winter heating season. Rate increase requests which may be filed in the future will depend on customer growth, increases in operating expenses, and additional investments in property, plant and equipment. See "Regulatory Matters" below for additional discussion related to the Company's gas distribution segment.

Marketing
     Operating income for the marketing segment was $2.1 million on revenues of $137.5 million in 1999, compared to $1.8 million on revenues of $97.2 million in 1998, and $1.3 million on revenues of $82.8 million in 1997. The Company increased its marketing activities when it formed a marketing group in mid-1996 to better enable the Company to capture downstream opportunities which arise through marketing and transportation activity. The Company marketed 63.1 Bcf in 1999, compared to 49.6 Bcf in 1998 and 36.2 Bcf in 1997. The Company enters into hedging activities with respect to its gas marketing activities to provide margin protection (see Note 8 of the financial statements for additional discussion).

NOARK Pipeline
     The marketing segment also manages the Company's 25% interest in the NOARK Pipeline System, Limited Partnership (NOARK). The NOARK Pipeline was a 258-mile long intrastate gas transmission system which extended across northern Arkansas, crossing three major interstate pipelines and interconnecting with the Company's distribution systems. The NOARK Pipeline had been operating below capacity and generating losses since it was placed in service in September 1992. The Company's share of the pretax loss from operations included in other income related to its NOARK investment was $2.0 million in 1999, $3.1 million in 1998, and $4.5 million in 1997. The improvement in the 1999 results primarily reflects the benefits of the integration of the NOARK Pipeline System with the Ozark Gas Transmission System. The integration of the two systems was completed in November, 1998. The improvement in the 1998 pretax loss reflects a lower interest rate on NOARK's debt which resulted from a refinancing discussed below in "Liquidity and Capital Resources."

     In January 1998, the Company entered into an agreement with Enogex Inc. (Enogex), a subsidiary of OGE Energy Corp., to expand the NOARK system and provide access to Oklahoma gas supplies through an integration of NOARK with the Ozark Gas Transmission System (Ozark). Ozark was a 437-mile interstate pipeline system which began in eastern Oklahoma and terminated in eastern Arkansas. Effective August 1, 1998, Enogex acquired Ozark and contributed the pipeline system to the NOARK partnership. Enogex also acquired the NOARK partnership interests not held by Southwestern. Enogex funded the acquisition of Ozark and the expansion and integration with NOARK which resulted in the Company's interest in the partnership decreasing to 25% with Enogex owning a 75% interest. There are also provisions in the agreement with Enogex which allow for future revenue allocations to the Company above its 25% partnership interest if certain minimum throughput and revenue assumptions are not met. As a result of the changes discussed above, the Company believes that it will be able to continue to reduce the losses it has experienced on the NOARK project and expects its investment in NOARK to be realized over the life of the system. See Note 7 of the financial statements for additional discussion.

     Ozark Pipeline, the new integrated system, became operational November 1, 1998, and includes 749 miles of pipeline with a total throughput capacity of 330 MMcfd. Deliveries are currently being made by the integrated pipeline to portions of AWG's distribution system, to Associated, and to the interstate pipelines with which it interconnects.

In 1999 Ozark Pipeline had an average daily throughput of 167.5 million cubic feet of gas per day (MMcfd). In 1998, NOARK had an average daily throughput of
27.3 MMcfd before the integration with Ozark, compared to average daily throughput of 39.8 MMcfd in 1997. At December 31, 1999, the Company's gas distribution subsidiary has transportation contracts with Ozark Pipeline for
82.3 MMcfd of firm capacity. These contracts expire in 2002 and 2003 and are renewable annually thereafter until terminated with 180 days' notice.

     As further explained in Note 11 of the financial statements, the Company has severally guaranteed 60% of NOARK's currently outstanding debt. This debt financed a portion of the original cost to construct the NOARK Pipeline.

Regulatory Matters
     In May 1999, the Staff of the APSC initiated a proceeding in which it sought an annual reduction of approximately $2.3 million in the rates AWG charges its customers in northwest Arkansas. Staff's position was based on various adjustments to the utility's rate base, operating expenses, capital structure and rate of return. A large portion of the proposed reduction was based on a downward adjustment to the utility's current return on equity authorized by the APSC in 1996. During the third quarter of 1999 the Company reached agreement with the Staff and the APSC to resolve this issue and to close several other dockets that had remained open. In the settlement agreement, the Company agreed to reduce its rates collected from customers on a prospective basis in the amount of $1.4 million annually, effective December 1, 1999. The agreement also includes the resolution of a proceeding initiated in December 1998 by the Staff of the APSC and that was previously disclosed by the Company where the Staff had recommended the disallowance of approximately $3.1 million of gas supply costs. As part of the settlement, this docket was closed with no negative adjustment to the Company.

     A December 1996 rate increase order issued by the APSC also provided that AWG cause to be filed with the APSC an independent study of its procedures for allocating costs between regulated and non-regulated operations, its staffing levels and executive compensation. The independent study was ordered by the APSC to address issues raised by the Office of the Attorney General of the State of Arkansas. The study was conducted in 1999 with a final report issued in December 1999. The report found the Company's costs to be reasonable in all categories and did not recommend any changes to the rates currently in effect.

     The Company is subject to continuing reviews of its gas supply costs by the APSC and the MPSC and currently has open issues with the MPSC. However, the Company believes that none of these issues will have a material adverse effect on the Company's financial condition or results of operations.

     AWG also purchases gas from unaffiliated producers under take-or-pay contracts. The Company believes that it does not have a significant exposure to liabilities resulting from these contracts and expects to be able to continue to satisfactorily manage its exposure to take-or-pay liabilities.

Operating Costs and Expenses
     The Company's operating costs and expenses, exclusive of gas purchases by the Company's utility and marketing segments and the non-cash write-down of oil and gas properties in 1998, decreased by 8% in 1999 and increased by 1%
in 1998. The decrease in 1999 was primarily due to a 6% decrease in operating and general costs and an 11% decrease in depreciation, depletion and amortization (DD&A) expense. The comparative decrease in operating and general expenses was due primarily to costs recorded in 1998 for severance related costs and other costs associated with the closing of the Company's Oklahoma City exploration and production office, and to decreased oil and gas production. DD&A expense also decreased due to the decline in production. In 1998, a 5% increase in operating and general expenses due to inflationary increases and the severance costs discussed above was largely offset by a decrease in DD&A expense. The decrease in DD&A expense resulted primarily from a decline in volumes produced and a second quarter write-down of oil and gas properties which lowered the net cost basis of that segment's depreciable assets and the amortization rate per unit of production.

     The Company follows the full cost method of accounting for the exploration, development, and acquisition of oil and gas properties. DD&A is calculated using the units-of-production method. The Company's annual gas and oil production, as well as the amount of proved reserves owned by the Company and the costs associated with adding those reserves, are all components of the amortization calculation. The DD&A rate in 1999 averaged $1.00 per Mcfe, compared to $1.04 per Mcfe in 1998 and $1.06 per Mcfe in 1997. The overall decreases in the Company's average amortization rate were caused by the mid-year 1998 write-down of the Company's oil and gas properties to the full cost ceiling limitation. The Company evaluates its full cost ceiling position at the end of each quarter. Market prices, production rates, levels of reserves, and the evaluation of costs excluded from amortization all influence the calculation of the full cost ceiling. A decline in oil and gas prices from year-end 1999 levels or other factors, without other mitigating circumstances, could cause an additional future write-down of capitalized costs and a non-cash charge against future earnings.

     Gas purchased for resale by the Company's marketing segment increased to $92.9 million in 1999, compared to $73.2 million in 1998 and $63.1 million in 1997, due to an increase in volumes marketed. Changes in purchased gas costs for the gas distribution segment are caused by changes in requirements for gas sales, the price and mix of gas purchased, and the timing of recoveries of deferred purchased gas costs.

     Inflation impacts the Company by generally increasing its operating costs and the costs of its capital additions. The effects of inflation on the Company's operations in recent years have been minimal due to low inflation rates. However, during late 1999 and continuing into 2000 the impact of inflation intensified in certain areas of the Company's exploration and production segment as shortages in drilling rigs, third party services and qualified labor increased. Additionally, delays inherent in the rate-making process prevent the Company from obtaining immediate recovery of increased operating costs of its gas distribution segment.

Other Costs and Expenses
     Interest costs, net of capitalization, were up 1% in 1999 and 5% in 1998, both as compared to prior years. The increases in both 1999 and 1998 were primarily due to the lower level of capitalized interest related to the Company's oil and gas properties. Interest capitalized decreased 15% in 1999 and 13% in 1998. The changes in capitalized interest are due primarily to the change in the level of costs excluded from amortization in the exploration and production segment.

     The changes in other income in 1999, 1998, and 1997 relate primarily to changes in the Company's share of operating losses incurred by NOARK, as discussed above. Additionally, in 1999 and 1998 the Company recorded certain costs related to a judgment bond that the Company was required to post after receiving an adverse verdict in October 1998. See Note 11 of the financial statements and Part I, Item 3, "Legal Proceedings," of this Form 10-K for additional information regarding the class action lawsuit.

     The previously discussed second quarter 1998 write-down of the Company's oil and gas properties resulted in a deferred tax benefit of $25.9 million. Excluding the impact of this change in deferred income taxes, the changes in the provisions for current and deferred income taxes recorded each year result primarily from the level of taxable income, the collection of under-recovered purchased gas costs, abandoned leasehold and seismic costs and the deduction of intangible drilling costs in the year incurred for tax purposes, netted against the turnaround of intangible drilling costs deducted for tax purposes in prior years. Intangible drilling costs are capitalized and amortized over future years for financial reporting purposes under the full cost method of accounting.

YEAR 2000
     The Company has not experienced any material negative effects in its results of operation or financial condition related to year 2000. The Company is continuing to monitor its systems and the activities of third parties for year 2000 irregularities, however no material problems have been encountered to date. There have been no material changes in the costs previously disclosed to address the Company's year 2000 compliance effort.

LIQUIDITY AND CAPITAL RESOURCES
     The Company continues to depend principally on internally generated funds as its major source of liquidity. However, the Company has sufficient ability to borrow additional funds to meet its short-term seasonal needs for cash, to finance a portion of its routine spending, if necessary, or to finance other extraordinary investment opportunities which might arise. In 1999, 1998, and 1997, net cash provided from operating activities totaled $58.1 million, $93.7 million, and $79.5 million, respectively. The primary components of cash generated from operations are net income, depreciation, depletion and amortization, write-down of oil and gas properties and the provision for deferred income taxes. Net cash from operating activities provided 89% of the Company's capital requirements for routine capital expenditures, cash dividends, and scheduled debt retirements in 1999, 125% in 1998, and 79% in 1997.

Capital Expenditures
     Capital expenditures totaled $67.0 million in 1999, $64.4 million in 1998, and $88.8 million in 1997. The Company's exploration and production segment expenditures included acquisitions of oil and gas producing properties totaling $9.4 million in 1999. The Company made no producing property acquisitions in 1998 or 1997.


                                                      1999       1998       1997
                                                   -----------------------------
                                                          (in thousands)
Capital Expenditures
Exploration and production                         $59,004    $52,376    $73,526
Gas distribution                                     7,124     10,108     12,561
Other                                                  839      1,875      2,734
--------------------------------------------------------------------------------
                                                   $66,967    $64,359    $88,821
================================================================================


     Capital investments planned for 2000 total $62.7 million, consisting of $55.4 million for exploration and production, $6.8 million for gas distribution system expenditures, and $.5 million for general purposes.

     The Company generally intends to adjust its level of routine capital expenditures depending on the expected level of internally generated cash and the level of debt in its capital structure. The Company expects that its level of capital investments will be adequate to allow the Company to maintain its present markets, explore and develop its existing gas and oil properties as well as generate new drilling prospects, and finance improvements necessary due to normal customer growth in its gas distribution segment.

Financing Requirements
     At year-end 1999, Southwestern's total debt was $302.2 million, including $7.5 million classified as short-term debt. This compares to year-end 1998 total debt of $283.4 million. Revolving credit facilities with two banks provide the Company access to $80.0 million of variable rate capital, including two floating rate facilities that provide the Company access to $60.0 million of long-term capital and another facility that provides the Company access to $20.0 million of short-term capital. Borrowings outstanding under the long-term credit facilities totaled $47.7 million at the end of 1999 and $34.9 million at the end of 1998. Borrowings under the short-term facility were $7.5 million at December 31, 1999. There were no short-term borrowings at December 31, 1998.

     In 1997, the Company issued $60.0 million of 7.625% Medium-Term Notes due 2027 and $40.0 million of Medium-Term Notes due 2017. These notes were issued under a supplement to the Company's $250.0 million shelf registration statement filed with the Securities and Exchange Commission in February 1997 for the issuance of up to $125.0 million of Medium-Term Notes. The Company has $25.0 million of capacity remaining under the shelf registration statement. The Company's public notes are rated BBB+ by Standard and Poor's and Baa2 by Moody's.

     The Company remains confident that it will prevail in its appeal of the royalty owners proceeding described in Part I, Item 3, "Legal Proceedings," of this Form 10-K. However, the agreement under which unsecured letters of credit have been provided to collateralize the appeal bond would require the Company to reimburse its lenders for the full amount drawn under the letters of credit if it were to lose the appeal. Under these circumstances the Company's ability to borrow money would be restricted and existing financing agreements could be impacted through cross default provisions.

     In connection with the Enogex transaction in 1998 discussed above under "NOARK Pipeline," the Company and a previous general partner converted certain of their loans to the NOARK partnership, plus accrued interest, into equity, and contributed approximately $10.7 million to the partnership to fund costs incurred in connection with the prepayment of NOARK's 9.74% Senior Secured notes. The Company's share of the contribution was $6.5 million and is the primary reason for the increase in investments during 1998. In June 1998, the NOARK partnership issued $80.0 million of 7.15% Notes due 2018. The notes require semi-annual principal payments of $1.0 million which began in December 1998. The Company and the other general partner of NOARK have severally guaranteed the principal and interest payments on the NOARK debt. The Company's share of the several guarantee is 60%. The Company advanced $2.3 million to NOARK to fund its share of debt service payments in 1999 and advanced $2.2 million in 1998.

     Under its existing debt agreements, the Company may not issue long-term debt in excess of 65% of its total capital and may not issue total debt in excess of 70% of its total capital. To issue additional long-term debt, the Company must also have, after giving effect to the debt to be issued, a ratio of earnings to fixed charges of at least 1.5 or higher (for any period of 12 consecutive months within the preceding 24 months). At the end of 1999, the capital structure consisted of 61.4% debt (including short-term debt but excluding the Company's several guarantee of NOARK's obligations) and 38.6% equity, with a ratio of earnings to fixed charges of 1.6. Over the long term, the Company expects to lower the debt portion of its capital structure by limiting its routine capital spending. In 2000 the proceeds from the sale of the Company's Missouri gas distribution assets, as discussed above under "Gas Distribution," will be used to pay down outstanding debt.

Working Capital
     The Company maintains access to funds which may be needed to meet seasonal requirements through the revolving lines of credit explained above. The Company had net working capital of $13.9 million at the end of 1999, compared to $17.5 million at the end of 1998. Current assets decreased by 3% to $70.2 million in 1999, while current liabilities increased 3% to $56.3 million. The decrease in current assets at December 31, 1999, was due primarily to decreases in gas inventory in underground storage and prepaid expenses. The increase in current liabilities resulted from an increase in short-term debt partially offset by a decrease in accounts payable due to the timing of payments made.

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

Credit Risks
     The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables and derivative contracts associated with commodities trading. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas. No single customer accounts for greater than 5% of accounts receivable. See the discussion of credit risk associated with commodities trading below.

Interest Rate Risk
     The following table provides information on the Company's financial instruments that are sensitive to changes in interest rates. The table presents the Company's debt obligations, principal cash flows and related weighted-average interest rates by expected maturity dates. Variable average interest rates reflect the rates in effect at December 31, 1999 for borrowings under the Company's revolving credit facilities. The Company's policy is to manage interest rates through use of a combination of fixed and floating rate debt. Interest rate swaps may be used to adjust interest rate exposures when appropriate. There were no interest rate swaps outstanding at December 31, 1999.


                                   Expected Maturity Date                               Fair Value
                        -----------------------------------------------------------     ----------
                        2000    2001    2002    2003    2004    Thereafter    Total      12/31/99
                        -----------------------------------------------------------     ----------
                                               ($ in millions)
Fixed Rate                 -    $2.0    $2.0    $2.0    $2.0      $239.0     $247.0       $234.0
Average Interest Rate      -    9.36%   9.36%   9.36%   9.36%       7.17%      7.25%

Variable Rate           $7.5   $30.0   $17.7       -       -           -      $55.2        $55.2
Average Interest Rate   6.45%   6.02%   6.45%      -       -           -       6.22%


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

     The following table provides information about the Company's financial instruments that are sensitive to changes in commodity prices. The table presents the notional amount in Bcf (billion cubic feet) or MBbls (thousand barrels), the weighted average contract prices, and the total dollar contract amount by expected maturity dates. The "Carrying Amount" for the contract amounts are calculated as the contractual payments for the quantity of gas or oil to be exchanged under futures contracts and do not represent amounts recorded in the Company's financial statements. The

"Fair Value" represents values for the same contracts using comparable market prices at December 31, 1999. At December 31, 1999, the "Carrying Amount" of these financial instruments exceeded the "Fair Value" by $.4 million.


                                                              Expected Maturity Date
                                          -----------------------------------------------------------
                                                  2000                 2001                2002
                                          -----------------------------------------------------------
                                          Carrying     Fair    Carrying     Fair    Carrying     Fair
                                           Amount     Value     Amount     Value     Amount     Value
                                          -----------------------------------------------------------
Natural Gas
Swaps with a fixed price receipt
     Contract volume (Bcf)                   15.6                   .7                   .5
     Weighted average price per Mcf         $2.34                $2.57                $2.57
     Contract amount (in millions)          $36.6     $35.9       $1.7      $1.8       $1.2      $1.2

Swaps with a fixed price payment
     Contract volume (Bcf)                     .2                    -                    -
     Weighted  average price per Mcf        $2.68                    -                    -
     Contract  amount (in millions)           $.7       $.6          -         -          -         -

Basis swaps
     Contract volume (Bcf)                     .1                    -                    -
     Weighted average basis difference
             per Mcf                         $.11                    -                    -
     Contract amount (in millions)              -         -          -         -          -         -

Oil
Price floor
     Contract volume (MBbls)                  350(1)               325                    -
     Weighted average price per Bbl        $18.00               $18.00                    -
     Contract amount (in millions)           $6.3      $6.5       $5.9      $6.4          -         -

Swaps with a fixed price receipt
     Contract volume (MBbls)                   96                   72                    -
     Weighted average price per Bbl        $18.87               $17.49                    -
     Contract amount (in millions)           $1.8      $1.5       $1.3      $1.2          -         -

(1) Subsequent to December 31, 1999, the Company offset its position relating to the $18.00 per barrel floor on a notional amount of 320,837 barrels covering eleven months of 2000 production and replaced the floor with a crude oil swap to receive a fixed price of $24.02 per barrel.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                  Page
                                                                                                                  ----
Reports of Management and Independent Public Accountants                                                          38

Consolidated Statements of Income for the years ended December 31, 1999, 1998, and 1997                           39

Consolidated Balance Sheets as of December 31, 1999 and 1998                                                      40

Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998, and 1997                       41

Consolidated Statements of Retained Earnings for the years ended December 31, 1999, 1998, and 1997                41

Notes to Consolidated Financial Statements, December 31, 1999, 1998, and 1997                                     42


Report of Management

     Management is responsible for the preparation and integrity of the Company's financial statements. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States consistently applied, and necessarily include some amounts that are based on management's best estimates and judgment.

     The Company maintains a system of internal accounting and administrative controls and an ongoing program of internal audits that management believes provide reasonable assurance that assets are safeguarded and that transactions are properly recorded and executed in accordance with management's authorization. The Company's financial statements have been audited by its independent auditors, Arthur Andersen LLP. In accordance with auditing standards generally accepted in the United States, the independent auditors obtained a sufficient understanding of the Company's internal controls to plan their audit and determine the nature, timing, and extent of other tests to be performed.

     The Audit Committee of the Board of Directors, composed solely of outside directors, meets with management, internal auditors, and Arthur Andersen LLP to review planned audit scopes and results and to discuss other matters affecting internal accounting controls and financial reporting. The independent auditors have direct access to the Audit Committee and periodically meet with it without management representatives present.

Report of Independent Public Accountants

To the Board of Directors and Shareholders of Southwestern Energy Company:

     We have audited the consolidated balance sheets of SOUTHWESTERN ENERGY COMPANY (an Arkansas corporation) AND SUBSIDIARIES as of December 31, 1999 and 1998, and the related consolidated statements of income, retained earnings, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwestern Energy Company and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP


Tulsa, Oklahoma
February 4, 2000

Statements of Income
Southwestern Energy Company and Subsidiaries


For the Years Ended December 31,                    1999           1998           1997
--------------------------------------------------------------------------------------
                                               (in thousands, except per share amounts)
Operating Revenues
Gas sales                                       $165,898       $172,790       $190,298
Gas marketing                                     96,570         76,367         65,435
Oil sales                                          9,891          9,557         14,258
Gas transportation and other                       8,037          7,591          6,198
--------------------------------------------------------------------------------------
                                                 280,396        266,305        276,189
--------------------------------------------------------------------------------------
Operating Costs and Expenses
Gas purchases - utility                           45,370         39,863         46,806
Gas purchases - marketing                         92,851         73,235         63,054
Operating and general                             57,957         61,915         59,167
Depreciation, depletion and amortization          41,603         46,917         48,208
Write-down of oil and gas properties                   -         66,383              -
Taxes, other than income taxes                     6,557          6,943          7,018
--------------------------------------------------------------------------------------
                                                 244,338        295,256        224,253
--------------------------------------------------------------------------------------
Operating Income (Loss)                           36,058        (28,951)        51,936
--------------------------------------------------------------------------------------
Interest Expense
Interest on long-term debt                        19,735         19,600         19,818
Other interest charges                               923          1,470          1,083
Interest capitalized                              (3,307)        (3,884)        (4,487)
--------------------------------------------------------------------------------------
                                                  17,351         17,186         16,414
--------------------------------------------------------------------------------------
Other Income (Expense)                            (2,331)        (3,956)        (5,017)
--------------------------------------------------------------------------------------
Income (Loss) Before Provision (Benefit)
   for Income Taxes                               16,376        (50,093)        30,505
--------------------------------------------------------------------------------------
Provision (Benefit) for Income Taxes
Current                                              537         (6,029)          (732)
Deferred                                           5,912        (13,467)        12,522
--------------------------------------------------------------------------------------
                                                   6,449        (19,496)        11,790
--------------------------------------------------------------------------------------
Net Income (Loss)                               $  9,927       $(30,597)      $ 18,715
======================================================================================

Basic Earnings (Loss) Per Share                     $.40         $(1.23)          $.76
======================================================================================
Weighted Average Common Shares Outstanding    24,941,550     24,882,170     24,738,882
======================================================================================

Diluted Earnings (Loss) Per Share                   $.40         $(1.23)          $.76
======================================================================================
Diluted Weighted Average Common Shares
   Outstanding                                24,947,021     24,882,170     24,777,906
======================================================================================


     The accompanying notes are an integral part of the financial statements

Balance Sheets
Southwestern Energy Company and Subsidiaries


December 31,                                                  1999          1998
--------------------------------------------------------------------------------
                                                                (in thousands)
Assets
Current Assets
Cash                                                    $    1,240    $    1,622
Accounts receivable                                         43,339        40,655
Inventories, at average cost                                21,520        22,812
Other                                                        4,073         7,182
--------------------------------------------------------------------------------
   Total current assets                                     70,172        72,271
--------------------------------------------------------------------------------
Investments                                                 14,180        14,015
--------------------------------------------------------------------------------
Property, Plant and Equipment, at cost
Gas and oil properties,  using the full cost method,
   including $37,554,000 in 1999 and $53,110,000 in
   1998 excluded from amortization                         816,199       758,863
Gas distribution systems                                   222,145       217,680
Gas in underground storage                                  28,712        24,279
Other                                                       28,826        27,643
--------------------------------------------------------------------------------
                                                         1,095,882     1,028,465
Less: Accumulated depreciation, depletion and
   amortization                                            519,927       478,790
--------------------------------------------------------------------------------
                                                           575,955       549,675
--------------------------------------------------------------------------------
Other Assets                                                11,139        11,659
--------------------------------------------------------------------------------
                                                        $  671,446    $  647,620
================================================================================

Liabilities and Shareholders' Equity
Current Liabilities
Short-term debt                                         $    7,500    $    1,536
Accounts payable                                            33,069        37,780
Taxes payable                                                3,506         3,408
Interest payable                                             2,483         2,471
Customer deposits                                            6,021         5,635
Other                                                        3,767         3,956
--------------------------------------------------------------------------------
   Total current liabilities                                56,346        54,786
--------------------------------------------------------------------------------
Long-Term Debt, less current portion                       294,700       281,900
--------------------------------------------------------------------------------
Other Liabilities
Deferred income taxes                                      126,902       121,413
Other                                                        3,142         3,665
--------------------------------------------------------------------------------
                                                           130,044       125,078
--------------------------------------------------------------------------------
Commitments and Contingencies
--------------------------------------------------------------------------------
Shareholders' Equity
Common stock, $.10 par value; authorized
   75,000,000 shares, issued 27,738,084 shares               2,774         2,774
Additional paid-in capital                                  20,732        21,249
Retained earnings, per accompanying statements             198,044       194,102
--------------------------------------------------------------------------------
                                                           221,550       218,125
Less: Common stock in treasury, at cost, 2,700,391
         shares in 1999 and 2,803,527 shares in 1998        30,083        31,248
      Unamortized cost of restricted shares issued
         under stock incentive plan, 188,781 shares
         in 1999 and 133,172 shares in 1998                  1,111         1,021
--------------------------------------------------------------------------------
                                                           190,356       185,856
--------------------------------------------------------------------------------
                                                        $  671,446    $  647,620
================================================================================


    The accompanying notes are an integral part of the financial statements.

Statements of Cash Flows
Southwestern Energy Company and Subsidiaries


For the Years Ended December 31,                            1999        1998        1997
----------------------------------------------------------------------------------------
                                                                   (in thousands)
Cash Flows From Operating Activities
Net income (loss)                                       $  9,927    $(30,597)   $ 18,715
Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
       Depreciation, depletion and amortization           42,971      48,267      49,271
       Write-down of oil and gas  properties                   -      66,383           -
       Deferred  income taxes                              5,912     (13,467)     12,522
       Equity in loss of partnership                       2,008       3,087       4,523
       Change in assets and liabilities:
           (Increase) decrease in accounts receivable     (2,684)      5,097      (5,824)
           Decrease in income taxes receivable             1,658       1,066       3,549
           (Increase) decrease in under-recovered
               purchased gas costs                          (273)     10,931      (6,398)
           (Increase) decrease in inventories              1,292      (2,347)     (2,894)
           Increase (decrease) in accounts payable        (4,711)      7,877       4,259
           Net change in other current assets and
               liabilities                                 2,031      (2,589)      1,760
----------------------------------------------------------------------------------------
Net cash provided by operating activities                 58,131      93,708      79,483
----------------------------------------------------------------------------------------
Cash Flows From Investing Activities
Capital expenditures                                     (66,967)    (64,359)    (88,821)
Investment in partnership                                 (2,273)    (10,062)     (4,962)
(Increase) decrease in gas stored underground             (4,433)       (531)      1,888
Other items                                                2,380         340       1,048
----------------------------------------------------------------------------------------
Net cash used in investing activities                    (71,293)    (74,612)    (90,847)
----------------------------------------------------------------------------------------
Cash Flows From Financing Activities
Net increase (decrease) in revolving long-term debt       12,800     (11,500)    (50,100)
Proceeds  from  revolving  short-term  debt                7,500           -           -
Proceeds  from issuance of long-term  debt                     -           -      98,348
Payments on other  long-term  debt                        (1,535)     (4,607)    (28,643)
Dividends paid                                            (5,985)     (5,970)     (5,935)
----------------------------------------------------------------------------------------
Net cash provided (used) by financing activities          12,780     (22,077)     13,670
----------------------------------------------------------------------------------------
Increase (decrease) in cash                                 (382)     (2,981)      2,306
Cash at beginning of year                                  1,622       4,603       2,297
----------------------------------------------------------------------------------------
Cash at end of year                                     $  1,240    $  1,622    $  4,603
========================================================================================


Statements of Retained Earnings
Southwestern Energy Company and Subsidiaries


For the Years Ended December 31,                            1999        1998        1997
----------------------------------------------------------------------------------------
                                                                   (in thousands)
Retained Earnings, beginning of year                    $194,102    $230,669    $217,889
Net income (loss)                                          9,927     (30,597)     18,715
Cash dividends declared ($.24 per share)                  (5,985)     (5,970)     (5,935)
----------------------------------------------------------------------------------------
Retained Earnings, end of year                          $198,044    $194,102    $230,669
========================================================================================


    The accompanying notes are an integral part of the financial statements.

Notes to Financial Statements
Southwestern Energy Company and Subsidiaries
December 31, 1999, 1998, and 1997

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Consolidation
     Southwestern Energy Company (Southwestern or the Company) is an integrated energy company primarily focused on natural gas. Through its wholly-owned subsidiaries, the Company is engaged in oil and gas exploration and production, natural gas gathering, transmission and marketing, and natural gas distribution. Southwestern's exploration and production activities are concentrated in Arkansas, New Mexico, Texas, Oklahoma, Louisiana, and the Gulf Coast (primarily onshore). The gas distribution segment operates in northern Arkansas and parts of Missouri, and under normal weather conditions obtains approximately 50% of its gas supply from one of the Company's exploration and production subsidiaries. The customers of the gas distribution segment consist of residential, commercial, and industrial users of natural gas. Southwestern's marketing and transportation business is concentrated in its core areas of operations.

     In late 1999, the Company entered into a definitive agreement to sell its Missouri gas distribution assets for $32.0 million. The Company's basis in these assets is approximately $28.0 million. The sale requires regulatory approval and is expected to close in the first half of 2000. The Company currently serves approximately 48,000 customers in Missouri. Proceeds from the sale of the Missouri assets will be used to reduce the Company's outstanding debt. The Company does not expect a material impact on its continuing results of operations due to this sale as interest savings from the reduction in debt are expected to generally offset the reduction in net income.

     The consolidated financial statements include the accounts of Southwestern Energy Company and its wholly-owned subsidiaries, Southwestern Energy Production Company, SEECO, Inc., Arkansas Western Gas Company, Southwestern Energy Services Company, Diamond "M" Production Company, Southwestern Energy Pipeline Company, A.W. Realty Company, and Arkansas Western Pipeline Company. All significant intercompany accounts and transactions have been eliminated. The Company accounts for its general partnership interest in the NOARK Pipeline System, Limited Partnership (NOARK) using the equity method of accounting. In accordance with Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," the Company recognizes profit on intercompany sales of gas delivered to storage by its utility subsidiary. Certain reclassifications have been made to the prior years' financial statements to conform with the 1999 presentation. These reclassifications had no effect on previously recorded net income.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Property, Depreciation, Depletion and Amortization
     Gas and Oil Properties - The Company follows the full cost method of accounting for the exploration, development, and acquisition of gas and oil reserves. Under this method, all such costs (productive and nonproductive) including salaries, benefits, and other internal costs directly attributable to these activities are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the units-of-production method. The Company excludes all costs of unevaluated properties from immediate amortization. The Company's unamortized costs of oil and gas properties are limited to the sum of the future net revenues attributable to proved oil and gas reserves discounted at 10 percent plus the lower of cost or market value of any unproved properties. If the Company's unamortized costs in oil and gas properties exceed this ceiling amount, a provision for additional depreciation, depletion and amortization is required. At June 30, 1998, the Company recognized a $40.5 million non-cash charge to earnings by recording a write-down of its oil and gas properties of $66.4 million and a related reduction in the provision for deferred income taxes of $25.9 million. At December 31, 1999, 1998, and 1997, the Company's net book value of oil and gas properties did not exceed the ceiling amounts. Market prices, production rates, levels of reserves, and the evaluation of costs excluded from amortization all influence the calculation of the full cost ceiling. A decline in oil and gas prices from year-end 1999 levels or other factors, without other mitigating circumstances, could cause an additional future write-down of capitalized costs and a noncash charge to earnings.

     Gas Distribution Systems - Costs applicable to construction activities, including overhead items, are capitalized. Depreciation and amortization of the gas distribution system is provided using the straight-line method with average annual rates for plant functions ranging from 1.8% to 6.0%. Gas in underground storage is stated at average cost.

     Other property, plant and equipment is depreciated using the straight-line method over estimated useful lives ranging from 5 to 40 years.

     The Company charges to maintenance or operations the cost of labor, materials, and other expenses incurred in maintaining the operating efficiency of its properties. Betterments are added to property accounts at cost. Retirements are credited to property, plant and equipment at cost and charged to accumulated depreciation, depletion and amortization with no gain or loss recognized, except for abnormal retirements.

     Capitalized Interest - Interest is capitalized on the cost of unevaluated gas and oil properties excluded from amortization. In accordance with established utility regulatory practice, an allowance for funds used during construction of major projects is capitalized and amortized over the estimated lives of the related facilities.

Gas Distribution Revenues and Receivables
     Customer receivables arise from the sale or transportation of gas by the Company's gas distribution subsidiary. The Company's gas distribution customers represent a diversified base of residential, commercial, and industrial users. Approximately 112,000 of these customers are served in northwest Arkansas and approximately 69,000 are served in northeast Arkansas and Missouri. The Company records gas distribution revenues on an accrual basis, as gas volumes are used, to provide a proper matching of revenues with expenses.

     The gas distribution subsidiary's rate schedules include purchased gas adjustment clauses whereby the actual cost of purchased gas above or below the level included in the base rates is permitted to be billed or is required to be credited to customers. Each month, the difference between actual costs of purchased gas and gas costs recovered from customers is deferred. The deferred differences are billed or credited, as appropriate, to customers in subsequent months. Rate schedules for the Company's Arkansas systems include a weather normalization clause to lessen the impact of revenue increases and decreases which might result from weather variations during the winter heating season. The pass-through of gas costs to customers is not affected by this normalization clause.

Gas Production Imbalances
     The exploration and production subsidiaries record gas sales using the entitlement method. The entitlement method requires revenue recognition of the Company's revenue interest share of gas production from properties in which gas sales are disproportionately allocated to owners because of marketing or other contractual arrangements. The Company's net imbalance position at December 31, 1999 and 1998 was not significant.

Income Taxes
     Deferred income taxes are provided to recognize the income tax effect of reporting certain transactions in different years for income tax and financial reporting purposes.

Risk Management
     The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage defined commodity price risks. The Company uses commodity swap agreements and options to hedge sales of natural gas and crude oil. Gains and losses resulting from hedging activities are recognized when the related physical transactions are recognized. Gains or losses from commodity swap agreements and options that do not qualify for accounting treatment as hedges are recognized currently as other income or expense. See Note 8 for a discussion of the Company's commodity hedging activity.

Earnings Per Share and Shareholders' Equity
     Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during each year. The diluted earnings per share calculation adds to the weighted average number of common shares outstanding the incremental shares that would have been outstanding assuming the exercise of dilutive stock options. The Company had options for 1,275,899 shares of common stock with a weighted average exercise price of $12.97 per share at December 31, 1999, and options for 951,047 shares with an average exercise price of $14.61 at December 31, 1997, that were not included in the calculation of diluted shares because they would have had an anti-dilutive effect. There were options for 1,634,901 shares with a weighted average exercise price of $12.15 outstanding at December 31, 1998. Due to the Company's net loss for 1998 any incremental shares would have an anti-dilutive effect and were, therefore, not considered.

     During 1999 and 1998, the Company issued 105,436 and 105,488 treasury shares, respectively, under a compensatory plan and for stock awards and returned to treasury 2,300 and 4,496 shares, respectively, canceled from earlier issues under the compensatory plan. The net effect of these transactions was a $1.2 million decrease in 1999 and a $1.1 million decrease in 1998 in treasury stock.

(2) DEBT

     Debt balances as of December 31, 1999 and 1998 consisted of the following:


                                                                1999        1998
                                                            --------------------
                                                                 (in thousands)
Senior Notes
8.86% Series                                                $      -    $  1,536
9.36% Series due in annual installments of $2.0
   million beginning 2001                                     22,000      22,000
6.70% Series due 2005                                        125,000     125,000
7.625% Series due 2027, putable at the holders'
   option in 2009                                             60,000      60,000
7.21% Series due 2017                                         40,000      40,000
--------------------------------------------------------------------------------
                                                             247,000     248,536
Other
Variable rate (6.18% at December 31, 1999) unsecured
   revolving credit arrangements                              47,700      34,900
--------------------------------------------------------------------------------
Total long-term debt                                         294,700     283,436
Less: Current portion of long-term debt                            -       1,536
--------------------------------------------------------------------------------
Long-term debt                                              $294,700    $281,900
================================================================================

Short-term note payable                                     $  7,500    $      -
================================================================================


     The Company has several prepayment options under the terms of certain of its Senior Notes. Prepayments made without premium are subject to certain limitations. Other prepayment options involve the payment of premiums based in some instances on market interest rates at the time of prepayment.

     Revolving credit facilities with two banks provide the Company access to $80.0 million of variable rate capital. Of this amount, long-term variable rate credit facilities provide the Company access to $60.0 million of revolving credit. Borrowings outstanding under these long-term credit facilities totaled $47.7 million at December 31, 1999. The Company also has a short-term variable rate credit facility which provides the Company access to $20.0 million of revolving credit. Borrowings outstanding under this credit facility were $7.5 million at December 31, 1999, all of which were classified as short-term debt. Each facility allows the Company four interest rate options - the floating prime rate, a fixed rate tied to either short-term certificate of deposit or Eurodollar rates, or a fixed rate based on the lenders' cost of funds. The short-term revolving credit facility expires in 2000 and the long-term revolving credit facilities expire in 2001 and 2002. The Company intends to renew or replace the facilities prior to expiration.

     The terms of the debt instruments and agreements contain covenants which impose certain restrictions on the Company, including limitation of additional indebtedness and restrictions on the payment of cash dividends. At December 31, 1999, approximately $96.4 million of retained earnings was available for payment as dividends.

     Aggregate maturities of long-term debt for each of the years ending December 31, 2000 through 2004, are $0, $32.0 million, $19.7 million, $2.0 million, and $2.0 million. Total interest payments were $19.6 million in 1999 and 1998, and $18.8 million in 1997.

(3) INCOME TAXES

     The provision (benefit) for income taxes included the following components:


                                                    1999        1998        1997
                                                  ------------------------------
                                                           (in thousands)
Federal:
     Current                                      $    -    $ (6,673)    $(1,614)
     Deferred                                      5,236     (10,098)     11,422
State:
     Current                                         537         644         882
     Deferred                                        795      (3,250)      1,219
Investment tax credit amortization                  (119)       (119)       (119)
--------------------------------------------------------------------------------
Provision (benefit) for income taxes              $6,449    $(19,496)    $11,790
================================================================================


     The provision (benefit) for income taxes was an effective rate of 39.4% in 1999, 38.9% in 1998, and 38.6% in 1997. The following reconciles the provision (benefit) for income taxes included in the consolidated statements of income with the provision (benefit) which would result from application of the statutory federal tax rate to pretax financial income:

                                                    1999        1998        1997
                                                  ------------------------------
                                                           (in thousands)
Expected  provision  (benefit) at federal
   statutory rate of 35%                          $5,732    $(17,532)    $10,677
Increase (decrease) resulting from:
   State income taxes, net of federal
       income tax effect                             866      (1,694)      1,365
   Other                                            (149)       (270)       (252)
--------------------------------------------------------------------------------
Provision (benefit) for income taxes              $6,449    $(19,496)    $11,790
================================================================================


     The components of the Company's net deferred tax liability as of December 31, 1999 and 1998 were as follows:


                                                                1999        1998
                                                            --------------------
                                                                 (in thousands)
Deferred tax liabilities:
     Differences between book and tax basis of property     $123,516    $109,538
     Stored gas                                                8,267       7,583
     Deferred purchased gas costs                              2,289       1,997
     Prepaid pension costs                                     2,086       2,036
     Book over tax basis in partnerships                      10,133       8,647
     Other                                                       415       1,091
--------------------------------------------------------------------------------
                                                             146,706     130,892
--------------------------------------------------------------------------------
Deferred tax assets:
     Accrued compensation                                        705         647
     Alternative minimum tax credit carryforward               3,127       3,034
     Net operating loss carryforward                          16,808       6,949
     Other                                                     1,155       1,234
--------------------------------------------------------------------------------
                                                              21,795      11,864
--------------------------------------------------------------------------------
Net deferred tax liability                                  $124,911    $119,028
================================================================================


     Total income tax payments of $.6 million, $3.3 million, and $4.2 million were made in 1999, 1998, and 1997, respectively.

(4) PENSION PLAN AND OTHER POSTRETIREMENT BENEFITS

     The Company applies SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." Substantially all employees are covered by the Company's defined benefit pension and postretirement benefit plans. The following provides a reconciliation of the changes in the plans' benefit obligations, fair value of assets, and funded status as of December 31, 1999 and 1998:


                                                                      Other Postretirement
                                                 Pension Benefits           Benefits
                                              --------------------------------------------
                                                 1999        1998         1999        1998
                                              --------------------------------------------
                                                               (in thousands)
Change in Benefit Obligations:
   Benefit obligation at January 1            $59,194     $47,257      $ 3,832     $ 3,067
   Service cost                                 1,881       2,060           99          87
   Interest cost                                4,130       3,644          261         242
   Amendments                                   5,560           -            -           -
   Actuarial loss (gain)                       (5,359)      7,920         (255)        616
   Benefits paid                               (3,891)     (1,687)        (178)       (180)
------------------------------------------------------------------------------------------
   Benefit obligation at December 31          $61,515     $59,194      $ 3,759     $ 3,832
==========================================================================================
Change in Plan Assets:
   Fair value of plan assets at January 1     $71,518     $65,966      $   345     $     -
   Actual return on plan assets                 2,838       7,168           20         (12)
   Employer contributions                           -           -          428         537
   Benefit payments                            (3,878)     (1,616)        (178)       (180)
------------------------------------------------------------------------------------------
   Fair value of plan assets at December 31   $70,478     $71,518      $   615     $   345
==========================================================================================
Funded Status:
   Funded status at December 31               $ 8,963     $12,324      $(3,144)    $(3,487)
   Unrecognized net actuarial (gain) loss      (9,237)     (7,441)         926       1,284
   Unrecognized prior service cost              5,417         308            -           -
   Unrecognized transition obligation            (220)       (403)       1,265       1,368
------------------------------------------------------------------------------------------
   Prepaid (accrued) benefit cost             $ 4,923     $ 4,788      $  (953)   $   (835)
==========================================================================================


     The benefit obligation and fair value of plan assets at December 31, 1999 include $5.5 million to $6.0 million related to employees of the Company's Missouri gas distribution segment that will be transferred in 2000 upon closing the sale of the Company's Missouri gas distribution assets.

     The Company's supplemental retirement plan has an accumulated benefit obligation in excess of plan assets. The plan's accumulated benefit obligation was $233,000 and $198,000 at December 31, 1999 and 1998, respectively. There are no plan assets in the supplemental retirement plan due to the nature of the plan.

     Net periodic pension and other postretirement benefit costs include the following components for 1999, 1998, and 1997:

                                                                                Other Postretirement
                                                 Pension Benefits                     Benefits
                                          -------------------------------------------------------------
                                            1999       1998       1997       1999       1998       1997
                                          -------------------------------------------------------------
                                                                  (in thousands)
Service cost                             $ 1,881    $ 2,060    $ 1,744       $ 99       $ 87       $ 90
Interest cost                              4,130      3,644      3,213        261        242        213
Expected return on plan assets            (6,259)    (5,863)    (5,007)       (28)         -          -
Amortization of transition obligation       (183)      (183)      (183)       103        103        103
Recognized net actuarial (gain) loss        (142)      (150)      (211)       111         55         40
Amortization of prior service costs          451         46         49          -          -          -
-------------------------------------------------------------------------------------------------------
                                         $  (122)   $  (446)   $  (395)      $546       $487       $446
=======================================================================================================


     Prior to 1998, the Company's pension plans provided for benefits based on years of benefit service and the employee's "average compensation" as defined. During 1998, the Company amended its plans to become "cash balance" plans on a prospective basis. A cash balance plan provides benefits based upon a fixed percentage of an employee's annual compensation. The Company's funding policy is to contribute amounts which are actuarially determined to provide the plans with sufficient assets to meet future benefit payment requirements and which are tax deductible.

     The postretirement benefit plans provide contributory health care and life insurance benefits. Employees become eligible for these benefits if they meet age and service requirements. Generally, the benefits paid are a stated percentage of medical expenses reduced by deductibles and other coverages. During 1998, the Company established trusts to partially fund its postretirement benefit obligations.

     The weighted average assumptions used in the measurement of the Company's benefit obligations for 1999 and 1998 are as follows:


                                                                 Other Postretirement
                                     Pension Benefits                  Benefits
                                    -------------------------------------------------
                                    1999          1998            1999           1998
                                    -------------------------------------------------
Discount rate                       7.50%         6.75%           7.50%          6.75%
Expected return on plan assets      9.00%         9.00%           5.00%          5.00%
Rate of compensation increase       4.50%         5.00%            n/a            n/a
=====================================================================================


     For measurement purposes a 9% annual rate of increase in the per capita cost of covered medical benefits and an 8% annual rate of increase in the per capita cost of dental benefits was assumed for 2000. These rates were assumed to gradually decrease to 6% for medical benefits and 5% for dental benefits for 2011 and remain at that level thereafter.

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects:


                                                      1% Increase    1% Decrease
                                                      --------------------------
                                                            (in thousands)
Effect on the total service and interest
   cost components                                           $ 46          $ (39)
Effect on postretirement benefit obligation                  $400          $(344)
================================================================================


(5) NATURAL GAS AND OIL PRODUCING ACTIVITIES

     All of the Company's gas and oil properties are located in the United States. The table below sets forth the results of operations from gas and oil producing activities:


                                                    1999        1998        1997
                                                 -------------------------------
                                                           (in thousands)
Sales                                           $ 75,039    $ 86,232    $100,129
Production (lifting) costs                       (14,039)    (15,807)    (17,155)
Depreciation, depletion and amortization         (34,230)    (39,444)    (40,777)
Write-down of oil and gas properties                   -     (66,383)          -
--------------------------------------------------------------------------------
                                                  26,770     (35,402)     42,197
Income tax benefit (expense)                     (10,528)     13,913     (16,161)
--------------------------------------------------------------------------------
Results of operations                           $ 16,242    $(21,489)   $ 26,036
================================================================================


     The results of operations shown above exclude overhead and interest costs. Income tax expense is calculated by applying the statutory tax rates to the revenues less costs, including depreciation, depletion and amortization, and after giving effect to permanent differences and tax credits.

     The table below sets forth capitalized costs incurred in gas and oil property acquisition, exploration, and development activities during 1999, 1998, and 1997:


                                                      1999       1998       1997
                                                   -----------------------------
                                                            (in thousands)
Property acquisition costs                         $19,845    $12,729    $10,911
Exploration costs                                   19,519     14,273     33,225
Development costs                                   19,059     24,709     28,825
--------------------------------------------------------------------------------
Capitalized costs incurred                         $58,423    $51,711    $72,961
================================================================================
Amortization per Mcf equivalent                     $1.004     $1.039     $1.057
================================================================================


     Capitalized interest is included as part of the cost of oil and gas properties. The Company capitalized $3.3 million, $3.9 million, and $4.5 million during 1999, 1998, and 1997, respectively, based on the Company's weighted average cost of borrowings used to finance the expenditures.

     In addition to capitalized interest, the Company also capitalized internal costs of $7.4 million, $7.7 million, and $6.0 million during 1999, 1998, and 1997, respectively. These internal costs were directly related to acquisition, exploration and development activities and are included as part of the cost of oil and gas properties.

     The following table shows the capitalized costs of gas and oil properties and the related accumulated depreciation, depletion and amortization at December 31, 1999 and 1998:


                                                                 1999       1998
                                                             -------------------
                                                                 (in thousands)
Proved properties                                            $774,473   $703,669
Unproved properties                                            41,726     55,194
--------------------------------------------------------------------------------
Total capitalized costs                                       816,199    758,863
Less: Accumulated depreciation, depletion and amortization    419,517    386,384
--------------------------------------------------------------------------------
Net capitalized costs                                        $396,682   $372,479
================================================================================


     The table below sets forth the composition of net unevaluated costs excluded from amortization as of December 31, 1999. Included in these costs is $13.2 million related to 3-D seismic projects in south Louisiana. These costs and subsequent costs to be incurred will be evaluated over several years as the seismic data is interpreted and the acreage is explored. The remaining costs excluded from amortization are related to properties which are not individually significant and on which the evaluation process has not been completed. The Company is, therefore, unable to estimate when these costs will be included in the amortization computation.


                                   1999      1998      1997     Prior      Total
                                ------------------------------------------------
                                                  (in thousands)
Property acquisition costs      $ 5,814    $4,661    $1,454    $3,276    $15,205
Exploration costs                 5,308     3,992     6,934     1,729     17,963
Capitalized interest                411       910     1,556     1,509      4,386
--------------------------------------------------------------------------------
                                $11,533    $9,563    $9,944    $6,514    $37,554
================================================================================


(6) NATURAL GAS AND OIL RESERVES (UNAUDITED)

     The following table summarizes the changes in the Company's proved natural gas and oil reserves for 1999, 1998, and 1997:


                                                       1999                 1998                 1997
                                                -----------------------------------------------------------
                                                   Gas       Oil        Gas       Oil        Gas      Oil
                                                 (MMcf)    (MBbls)    (MMcf)    (MBbls)    (MMcf)   (MBbls)
                                                -----------------------------------------------------------
Proved reserves, beginning of year              303,667     6,850    291,378     7,852    297,467    8,238
Revisions of previous estimates                  (7,464)    1,155      1,064      (696)       861      (51)
Extensions, discoveries, and other additions     34,730       225     44,814       442     26,430      426
Production                                      (29,444)     (578)   (32,668)     (703)   (33,355)    (749)
Acquisition of reserves in place                  9,762       576          -         -         76        -
Disposition of reserves in place                 (3,728)     (369)      (921)      (45)      (101)     (12)
----------------------------------------------------------------------------------------------------------
Proved reserves, end of year                    307,523     7,859    303,667     6,850    291,378    7,852
==========================================================================================================
Proved, developed reserves:
Beginning of year                               258,092     6,370    252,393     7,312    255,234    7,804
End of year                                     250,290     7,154    258,092     6,370    252,393    7,312
==========================================================================================================


     The "Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves" (standardized measure) is a disclosure required by SFAS No. 69, "Disclosures About Oil and Gas Producing Activities." The standardized measure does not purport to present the fair market value of a company's proved gas and oil reserves. In addition, there are uncertainties inherent in estimating quantities of proved reserves. Substantially all quantities of gas and oil reserves owned by the Company were estimated or audited by the independent petroleum engineering firm of K & A Energy Consultants, Inc.

     Following is the standardized measure relating to proved gas and oil reserves at December 31, 1999, 1998, and 1997:


                                                                 1999         1998         1997
                                                            -----------------------------------
                                                                         (in thousands)
Future cash inflows                                         $ 989,997    $ 820,522    $ 973,536
Future production and development costs                      (227,361)    (176,130)    (197,021)
Future income tax expense                                    (247,408)    (206,097)    (261,173)
-----------------------------------------------------------------------------------------------
Future net cash flows                                         515,228      438,295      515,342
10% annual discount for estimated timing of cash flows       (253,153)    (215,502)    (256,279)
-----------------------------------------------------------------------------------------------
Standardized measure of discounted future net cash flows    $ 262,075    $ 222,793    $ 259,063
===============================================================================================


     Under the standardized measure, future cash inflows were estimated by applying year-end prices, adjusted for known contractual changes, to the estimated future production of year-end proved reserves. Future cash inflows were reduced by estimated future production and development costs based on year-end costs to determine pretax cash inflows. Future income taxes were computed by applying the year-end statutory rate, after consideration of permanent differences, to the excess of pretax cash inflows over the Company's tax basis in the associated proved gas and oil properties. Future net cash inflows after income taxes were discounted using a 10% annual discount rate to arrive at the standardized measure.

     Following is an analysis of changes in the standardized measure during 1999, 1998, and 1997:


                                                            1999        1998        1997
----------------------------------------------------------------------------------------
                                                                   (in thousands)
Standardized measure, beginning of year                 $222,793    $259,063    $370,944
Sales and transfers of gas and oil produced, net of
   production costs                                      (61,000)    (70,425)    (82,975)
Net changes in prices and production costs                48,506     (71,400)   (173,730)
Extensions, discoveries, and other additions, net of
   future production and development costs                48,279      61,146      41,267
Acquisition of reserves in place                          14,765           -         116
Revisions of previous quantity estimates                    (612)     (3,024)        646
Accretion of discount                                     32,447      38,445      55,852
Net change in income taxes                               (17,015)     23,714      62,186
Changes in production rates (timing) and other           (26,088)    (14,726)    (15,243)
----------------------------------------------------------------------------------------
Standardized measure, end of year                       $262,075    $222,793    $259,063
========================================================================================


(7) INVESTMENT IN UNCONSOLIDATED PARTNERSHIP

     At December 31, 1999, the Company held a 25% general partnership interest in the NOARK Partnership. NOARK Pipeline was formerly a 258-mile long intrastate gas transmission system which extended across northern Arkansas. In January 1998, the Company entered into an agreement with Enogex Inc. (Enogex) that resulted in the expansion of the NOARK Pipeline and provided the pipeline with access to Oklahoma gas supplies through an integration of NOARK with the Ozark Gas Transmission System (Ozark). Enogex is a subsidiary of OGE Energy Corp. Ozark was a 437-mile interstate pipeline system which began in eastern Oklahoma and terminated in eastern Arkansas. Enogex acquired the Ozark system and contributed it to the NOARK partnership. Enogex also acquired the NOARK partnership interests not owned by Southwestern. The acquisition of Ozark and its integration with NOARK Pipeline was approved by the Federal Energy Regulatory Commission in late 1998 at which time NOARK Pipeline was converted to an interstate pipeline and operated in combination with Ozark. Enogex funded the acquisition of Ozark and the expansion and integration with NOARK Pipeline which resulted in the Company's ownership interest in the partnership decreasing to 25% from 48%.

     The Company's investment in NOARK totaled $14.0 million at December 31, 1999 and $13.8 million at December 31, 1998. The Company's investment in NOARK includes advances of $2.3 million made during 1999, $10.1 million made during 1998, and $5.0 million made during 1997. Advances in 1998 included the Company's share of costs related to the prepayment of NOARK's Senior Secured Notes. Other advances are made primarily to provide certain minimum cash balances to service NOARK's long-term debt. See Note 11 for further discussion of NOARK's funding requirements and the Company's investment in NOARK.

     NOARK's financial position at December 31, 1999 and 1998 is summarized below:


                                                                1999        1998
                                                            --------------------
                                                                 (in thousands)
Current assets                                              $  7,056    $  9,535
Noncurrent assets                                            178,195     175,361
--------------------------------------------------------------------------------
                                                            $185,251    $184,896
================================================================================
Current liabilities                                         $ 10,413    $  8,576
Long-term debt                                                75,000      77,000
Partners' capital                                             99,838      99,320
--------------------------------------------------------------------------------
                                                            $185,251    $184,896
================================================================================


     The Company's share of NOARK's pretax loss, before the effect of accrued interest expense on general partner loans, was $2.0 million, $3.1 million, and $4.5 million for 1999, 1998, and 1997, respectively. The Company records its share of NOARK's pretax loss in other income (expense) on the statements of income.

     NOARK's results of operations for 1999, 1998, and 1997 are summarized below:


                                                    1999        1998        1997
                                                 -------------------------------
                                                           (in thousands)
Operating revenues                               $40,358     $17,445     $ 4,963
Pretax net loss                                  $(3,564)    $(4,114)    $(8,850)
================================================================================


(8) FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the value:

     Cash, Customer Deposits, and Short-Term Debt: The carrying amount is a reasonable estimate of fair value.
     Long-Term Debt: The fair value of the Company's long-term debt is estimated based on the expected current rates which would be offered to the Company for debt of the same maturities.
     Commodity Hedges: The fair value of all hedging financial instruments is the amount at which they could be settled, based on quoted market prices or estimates obtained from dealers. The carrying amounts and estimated fair values of the Company's financial instruments as of December 31, 1999 and 1998 were as follows:

                                           1999                      1998
                                  ----------------------------------------------
                                  Carrying       Fair       Carrying       Fair
                                   Amount       Value        Amount       Value
                                  ----------------------------------------------
                                                 (in thousands)
Cash                                $1,240      $1,240        $1,622      $1,622
Customer deposits                   $6,021      $6,021        $5,635      $5,635
Short-term debt                     $7,500      $7,500        $1,536      $1,536
Long-term debt                    $294,700    $289,193      $281,900    $290,621
Commodity hedges                      $640       $(399)       $1,276      $8,227
================================================================================


Derivatives and Price Risk Management
     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

     In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 delayed the required implementation date of SFAS No. 133 by one year. SFAS No. 133 is now effective for fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in all hybrid contracts or, at a company's option, only hybrid contracts that were issued, acquired, or substantively modified after either January 1, 1998 or January 1, 1999 (a company may elect either transition date).

     The Company has not yet quantified the impacts of adopting SFAS No. 133 on its financial statements, nor has it determined the method of adoption. However, it should be noted that SFAS No. 133 could increase volatility in future reported earnings and other comprehensive income.

     The Company uses natural gas and crude oil swap agreements and options to reduce the volatility of earnings and cash flow due to fluctuations in the prices of natural gas and oil. The Board of Directors has approved risk management policies and procedures to utilize financial products for the reduction of defined commodity price risks. These policies prohibit speculation with derivatives and limit swap agreements to counterparties with appropriate credit standings.

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

     At December 31, 1999, the Company had outstanding natural gas price swaps on total notional volumes of 17.0 Bcf. Of the total, the Company will receive fixed prices ranging from $2.13 to $2.87 per MMBtu on 16.8 Bcf. Under contracts covering the remaining .2 Bcf, the Company will make average fixed price payments of $2.68 per MMBtu and receive variable prices based on the NYMEX futures market. At December 31, 1999, the Company held outstanding basis swaps on a notional volume of .1 Bcf. At December 31, 1999, the Company also had outstanding crude oil swaps to receive fixed prices of $18.87 per barrel in 2000 and $17.49 per barrel in 2001 on notional volumes of 96,000 barrels and 72,000 barrels, respectively. The Company's price risk management activities reduced revenues $1.1 million in 1999, increased revenues $7.4 million in 1998, and decreased revenues $2.7 million in 1997.

     The Company uses options to fix a floor, a ceiling, or both a floor and ceiling (a "collar") for prices on its production volumes. At December 31, 1999, the Company had a crude oil price floor of $18.00 per barrel (based on the NYMEX futures market) on total notional volumes of 675,000 barrels covering production during calendar years 2000 through 2001. Subsequent to December 31, 1999 the Company offset its position relating to the $18.00 per barrel floor on a notional amount of 320,837 barrels covering eleven months of 2000 production and replaced the floor with a crude oil swap to receive a fixed price of $24.02 per barrel.

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

(9) STOCK OPTIONS

     The Southwestern Energy Company 1993 Stock Incentive Plan (1993 Plan) provides for the compensation of officers and key employees of the Company and its subsidiaries. The 1993 Plan provides for grants of options, shares of restricted stock, and stock bonuses that in the aggregate do not exceed
1,700,000 shares, the grant of stand-alone stock appreciation rights (SARs), shares of phantom stock and cash awards, the shares related to which in the aggregate do not exceed 1,700,000 shares, and the grant of limited and tandem SARs (all terms as defined in the 1993 Plan). The types of incentives which may be awarded are comprehensive and are intended to enable the Board of Directors to structure the most appropriate incentives and to address changes in income tax laws which may be enacted over the term of the plan. The Company has also awarded stock option grants outside the 1993 Plan to certain non-officer employees and to certain officers at the time of their hire.

     The Southwestern Energy Company 1993 Stock Incentive Plan for Outside Directors provides for annual stock option grants of 12,000 shares (with 12,000 limited SARs) to each non-employee director. Options may be awarded under the plan on no more than 240,000 shares.

     The Company's 1985 Nonqualified Stock Option Plan expired in 1992, except with respect to awards then outstanding. The following tables summarize stock option activity for the years 1999, 1998, and 1997 and provide information for options outstanding at December 31, 1999:


                                             1999                   1998                   1997
                                      ------------------------------------------------------------------
                                                  Weighted               Weighted               Weighted
                                        Number     Average     Number     Average     Number     Average
                                          of      Exercise       of      Exercise       of      Exercise
                                        Shares      Price      Shares      Price      Shares      Price
                                      ------------------------------------------------------------------
Options outstanding at January 1      1,634,901    $12.15    1,619,114    $13.37    1,501,641    $13.39
Granted                                 562,250     $6.18      394,900     $8.00      433,248    $12.58
Exercised                                 1,333     $7.31       22,200     $5.58       56,850     $5.96
Canceled                                134,619    $12.68      356,913    $13.48      258,925    $13.82
--------------------------------------------------------------------------------------------------------
Options outstanding at December 31    2,061,199    $10.49    1,634,901    $12.15    1,619,114    $13.37
========================================================================================================



                                  Options Outstanding                     Options Exercisable
                         ----------------------------------------------------------------------
                                                     Weighted
                                        Weighted      Average                          Weighted
                           Options       Average     Remaining            Options       Average
   Range of              Outstanding    Exercise    Contractual         Exercisable    Exercise
Exercise Prices          at Year End      Price     Life (Years)        at Year End      Price
-----------------------------------------------------------------------------------------------
$6.00 - $9.44               880,550       $6.59         9.5               110,758        $7.35
$10.06 - $13.38             636,934      $12.09         6.1               480,153       $12.14
$14.00 - $17.50             543,715      $14.95         5.4               393,048       $15.09
-----------------------------------------------------------------------------------------------
                          2,061,199      $10.49         7.4               983,959       $12.78
===============================================================================================


     All options are issued at fair market value at the date of grant and expire ten years from the date of grant. Options generally vest to employees and directors over a three to four year period from the date of grant. Of the total options outstanding, 325,000 performance accelerated options were granted in 1994 at an option price of $14.63. These options vest over a four-year period beginning six years from the date of grant or earlier if certain corporate performance criteria are achieved.

     The Company has granted 303,240 shares of restricted stock to employees through 1999. Of this total, 260,690 shares vest over a three-year period and the remaining shares vest over a five-year period. The related compensation expense is being amortized over the vesting periods. As of December 31, 1999, 103,213 shares have vested to employees and 11,246 shares have been cancelled and returned to treasury shares.

     The Company applies the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined consistent with the provisions of SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:


                                                    1999        1998        1997
                                                  ------------------------------
Net income (loss), in thousands
     As reported                                  $9,927    $(30,597)    $18,715
     Pro forma                                    $9,241    $(31,201)    $18,378
Basic earnings (loss) per share
     As reported                                    $.40      $(1.23)       $.76
     Pro forma                                      $.37      $(1.25)       $.74
Diluted earnings (loss) per share
     As reported                                    $.40      $(1.23)       $.76
     Pro forma                                      $.37      $(1.25)       $.74
================================================================================


     Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of 2.3% to 4.0%; expected volatility of 37.0% to 39.0%; risk-free interest rate of 6.0% to 6.6%; and expected lives of 6 years.

(10) COMMON STOCK PURCHASE RIGHTS

     In 1999, the Company's Common Share Purchase Rights Plan was amended and extended for an additional ten years. Per the terms of the amended plan, one common share purchase right is attached to each outstanding share of the Company's common stock. Each right entitles the holder to purchase one share of common stock at an exercise price of $40.00, subject to adjustment. These rights will become exercisable in the event that a person or group acquires or commences a tender or exchange offer for 15% or more of the Company's outstanding shares or the Board determines that a holder of 10% or more of the Company's outstanding shares presents a threat to the best interests of the Company. At no time will these rights have any voting power.

     If any person or entity actually acquires 15% of the common stock (10% or more if the Board determines such acquiror is adverse), rightholders (other than the 15% or 10% stockholder) will be entitled to buy, at the right's then current exercise price, the Company's common stock with a market value of twice the exercise price. Similarly, if the Company is acquired in a merger or other business combination, each right will entitle its holder to purchase, at the right's then current exercise price, a number of the surviving company's common shares having a market value at that time of twice the right's exercise price.

     The rights may be redeemed by the Board for $.01 per right or exchanged for common shares on a one-for-one basis prior to the time that they become exercisable. In the event, however, that redemption of the rights is considered in connection with a proposed acquisition of the Company, the Board may redeem
the  rights   only  on  the   recommendation
of its independent directors (nonmanagement directors who are not affiliated with the proposed acquiror). These rights expire in 2009.

(11) CONTINGENCIES AND COMMITMENTS

     The Company and the other general partner of NOARK have severally guaranteed the principal and interest payments on NOARK's 7.15% Notes due 2018. The Company's share of the several guarantee is 60%. At December 31, 1999 and 1998, the principal outstanding for these Notes was $77.0 million and $79.0 million, respectively. The Notes were issued in June 1998 and require semi-annual principal payments of $1.0 million. The proceeds from the issuance of the Notes were used to repay temporary financing provided by the other general partner and outstanding amounts under an unsecured revolving credit agreement. The temporary financing provided by the other general partner was incurred in connection with the prepayment in early 1998 of NOARK's 9.74% Senior Secured notes. Under the several guarantee, the Company is required to fund its share of NOARK's debt service which is not funded by operations of the pipeline. As a result of the integration of NOARK Pipeline with the Ozark Gas Transmission System, as discussed further in Note 7, management of the Company believes that it will realize its investment in NOARK over the life of the system. Therefore, no provision for any loss has been made in the accompanying financial statements. Additionally, the Company's gas distribution subsidiary has transportation contracts for firm capacity of 82.3 MMcfd on NOARK's integrated pipeline system. These contracts expire in 2002 and 2003, and are renewable year-to-year thereafter until terminated by 180 days' notice.

     In May 1996, a class action suit was filed against the Company on behalf of royalty owners alleging improprieties in the disbursements of royalty proceeds. A trial was held on the class action suit beginning in late September 1998 that resulted in a verdict against the Company and two of its wholly-owned subsidiaries, SEECO, Inc. and Arkansas Western Gas Company, in the amount of $62.1 million. The trial judge subsequently awarded pre-judgment interest in an amount of $31.1 million, and post-judgment interest accrued from the date of the judgment at the rate of 10% per annum simple interest. The Company has been required by the state court to post a judgment bond which now stands at $109.3 million (verdict amount plus pre-judgment interest and 20 months of post-judgment interest) in order to stay the jury's verdict and proceed with an appeal process. The bond was placed by a surety company and was collateralized by unsecured letters of credit.

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

     The Company believes that the jury's verdict was wrong as a matter of law and fact and that incorrect rulings by the trial judge (including evidentiary rulings and prejudicial jury instructions) provide significant grounds for a successful appeal. The Company had asked the trial judge to recuse himself due to his apparent bias toward the plaintiffs and had also filed a motion with the trial court for judgment notwithstanding the verdict or, in the alternative, for a new trial. These motions were denied. The Company has filed and will vigorously prosecute an appeal in the Arkansas Supreme Court. Based on discussions with outside legal counsel management remains confident that the jury's verdict will be overturned and the case remanded for a new trial. If the Company is not successful in its appeal from the jury verdict, the Company's financial condition and results of operations would be materially and adversely affected. However, management believes that the Company's ultimate liability, if any, resulting from this case will not be material to its financial position, but in any one year could be significant to the results of operations. At December 31, 1999 and 1998, no amounts had been accrued on this matter.

     In its Form 8-K filed July 2, 1996, the Company disclosed that a lawsuit relating to overriding royalty interests in certain Arkansas oil and gas properties had been filed against it and two of its wholly-owned subsidiaries. The lawsuit, which was brought by a party who was originally included in (but opted out of) the class action litigation described above, involves claims similar to those upon which judgment was rendered against the Company and its subsidiaries. In September 1998, another party who opted out of the class threatened the Company with similar litigation. While the amounts of these pending and threatened claims could be significant, management believes, based on its extensive investigations and trial preparation, that these claims are without merit, and that the Company's ultimate liability, if any, will not be material to its consolidated financial position or results of operations. This matter went to a non-jury trial as to liability on January 10, 2000 and the Company is awaiting the court's ruling.

     The United States Minerals Management Service (MMS), a federal agency responsible for the administration of federal oil and gas leases, is investigating the Company and its subsidiaries in respect of claims similar to those in the class action litigation. MMS was included in the class action litigation against its objections, but has not pursued further action to remove itself from the class. If MMS does remove itself from the class, its claims may be brought separately under federal statutes that provide for treble damages and civil penalties. In such event, the Company believes it would have defenses that were not available in the class action litigation. While the aggregate amount of MMS's claims could be significant, management believes, based on its investigations, that the Company's ultimate liability, if any, will not be material to its consolidated financial position or results of operations.

     As previously reported, the Company's subsidiary, Southwestern Energy Production Company (SEPCO), filed suit in 1997 against several parties, including an outside consultant previously employed by SEPCO, alleging breach of contract, fraud, and other causes of action in connection with services performed on SEPCO's south Louisiana exploration projects. On June 23, 1998, the outside consultant filed a counterclaim against SEPCO. In 1999, this matter was settled for an amount that was not material to the Company's consolidated financial position or results of operations.

     The Company is subject to laws and regulations relating to the protection of the environment. The Company's policy is to accrue environmental and cleanup related costs of a noncapital nature when it is both probable that a liability has been incurred and when the amount can be reasonably estimated. Management believes any future remediation or other compliance related costs will not have a material effect on the financial position or reported results of operations of the Company.

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

(12) SEGMENT INFORMATION

     The Company applies SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Company's reportable business segments have been identified based on the differences in products or services provided. Revenues for the exploration and production segment are derived from the production and sale of natural gas and crude oil. Revenues for the gas distribution segment arise from the transportation and sale of natural gas at retail. The marketing segment generates revenue through the marketing of both Company and third party produced gas volumes.

     Summarized financial information for the Company's reportable segments is shown in the following table. The "Other" column includes items related to non-reportable segments (real estate and pipeline operations) and corporate items.

                                                    Exploration
                                                        and           Gas
                                                    Production    Distribution   Marketing   Other       Total
                                                    -----------------------------------------------------------
                                                                          (in thousands)
1999
Revenues from external customers                     $ 51,533       $132,293      $96,570   $     -    $280,396
Intersegment revenues                                  23,506            127       40,956       416      65,005
Operating income                                       16,451         17,187        2,142       278      36,058
Depreciation, depletion and amortization expense       34,230          7,186           92        95      41,603
Interest expense (1)                                   11,345          5,027            -       979      17,351
Provision (benefit) for income taxes (1)                1,806          4,569          859      (785)      6,449
Assets                                                435,022        190,731       11,212    34,481(2)  671,446
Capital expenditures                                   59,004          7,124            9       830      66,967
===============================================================================================================
1998
Revenues from external customers                     $ 55,347       $134,579      $76,367   $    12    $266,305
Intersegment revenues                                  30,885            132       20,808       608      52,433
Operating income (loss)                               (47,273)        16,029        1,800       493     (28,951)
Depreciation, depletion and amortization expense       39,444          7,296           41       136      46,917
Write-down of oil and gas properties                   66,383              -            -         -      66,383
Interest expense (1)                                   10,906          5,299           38       943      17,186
Provision (benefit) for income taxes (1)              (23,238)         4,028          704      (990)    (19,496)
Assets                                                408,193        192,396        8,905    38,126(2)  647,620
Capital expenditures                                   52,376         10,108            8     1,867      64,359
===============================================================================================================
1997
Revenues from external customers                     $ 56,658       $153,993      $65,435   $   103    $276,189
Intersegment revenues                                  43,471            162       17,372       601      61,606
Operating income                                       33,303         16,941        1,315       377      51,936
Depreciation, depletion and amortization expense       40,777          7,227           26       178      48,208
Interest expense (1)                                   10,090          5,484          100       740      16,414
Provision (benefit) for income taxes (1)                9,054          4,157          476    (1,897)     11,790
Assets                                                460,193        204,223        7,085    39,365(2)  710,866
Capital expenditures                                   73,526         12,561           45     2,689      88,821
===============================================================================================================

(1) Interest expense and the provision (benefit) for income taxes by segment is an allocation of corporate amounts as debt and income tax expense (benefit) are incurred at the corporate level.

(2) Other assets includes the Company's equity investment in the operations of NOARK (see Note 7), corporate assets not allocated to segments, and assets for non-reportable segments.


     Intersegment sales by the exploration and production segment and marketing segment to the gas distribution segment are priced in accordance with terms of existing contracts and current market conditions. Parent company assets include furniture and fixtures, prepaid debt costs, and prepaid pension costs. Parent company general and administrative costs, depreciation expense and taxes other than income are allocated to segments. All of the Company's operations are located within the United States.

(13) QUARTERLY RESULTS (UNAUDITED)

     The following is a summary of the quarterly results of operations for the years ended December 31, 1999 and 1998:


Quarter Ended                                  March 31      June 30    September 30    December 31
---------------------------------------------------------------------------------------------------
                                                     (in thousands, except per share amounts)
                                                                       1999
                                               ----------------------------------------------------
Operating revenues                              $78,220      $56,039         $60,400        $85,737
Operating income                                $19,929       $1,541          $1,664        $12,924
Net income (loss)                                $9,132      $(1,704)        $(1,935)        $4,434
Basic and diluted earnings (loss) per share        $.37        $(.07)          $(.08)          $.18

                                                                       1998
                                               ----------------------------------------------------
Operating revenues                              $82,956      $56,334         $53,551        $73,464
Operating income (loss)                         $19,923     $(63,835)         $2,914        $12,047
Net income (loss)                                $9,072     $(42,058)        $(1,331)        $3,720
Basic and diluted earnings (loss) per share        $.37       $(1.70)          $(.05)          $.15
===================================================================================================


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with accountants on accounting and financial disclosure.

Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The definitive Proxy Statement to holders of the Company's Common Stock in connection with the solicitation of proxies to be used in voting at the Annual Meeting of Shareholders on May 24, 2000 (the 2000 Proxy Statement), is hereby incorporated by reference for the purpose of providing information about the identification of directors. Refer to the sections "Election of Directors" and "Security Ownership of Directors, Nominees, and Executive Officers" for information concerning the directors.

     Information concerning executive officers is presented in Part I, Item 4 of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     The 2000 Proxy Statement is hereby incorporated by reference for the purpose of providing information about executive compensation. Refer to the section "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The 2000 Proxy Statement is hereby incorporated by reference for the purpose of providing information about security ownership of certain beneficial owners and management. Refer to the sections "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Directors, Nominees, and Executive Officers" for information about security ownership of certain beneficial owners and management.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The 2000 Proxy Statement is hereby incorporated by reference for the purpose of providing information about related transactions. Refer to the section "Security Ownership of Directors, Nominees, and Executive Officers" for information about transactions with members of the Company's Board of Directors.

Part IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  (1)  The  consolidated   financial   statements  of  the  Company  and  its
subsidiaries  and the report of independent  public  accountants are included in
Item 8 of this Report.

     (2) The consolidated financial statement schedules have been omitted because they are not required under the related instructions, or are not applicable.

     (3) The exhibits listed on the accompanying Exhibit Index (pages 63 and 64) are filed as part of, or incorporated by reference into, this Report.

(b) Reports on Form 8-K:
     A Current Report on Form 8-K was filed on October 20, 1999, referencing a press release issued on October 19, 1999, announcing the sale of the Company's Missouri utility assets to Atmos Energy for $32.0 million.

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

                                                SOUTHWESTERN ENERGY COMPANY
                                                ---------------------------
                                                        (Registrant)

Dated: March 29, 2000                        BY:    /s/ Greg D. Kerley
                                                ---------------------------
                                                      Greg D. Kerley
                                                 Executive Vice President
                                                and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 2000.

   /s/ Harold M. Korell                  President, Chief Executive Officer
---------------------------              and Director
     Harold M. Korell

    /s/ Greg D. Kerley                   Executive Vice President
---------------------------              and Chief Financial Officer
     Greg D. Kerley

  /s/ Stanley T. Wilson                  Controller and Chief Accounting Officer
---------------------------
    Stanley T. Wilson

  /s/ Charles E. Scharlau                Director and Chairman
---------------------------
    Charles E. Scharlau

  /s/ Lewis E. Epley, Jr.                Director
---------------------------
   Lewis E. Epley, Jr.

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

    4.1 Amended and Restated Rights Agreement, dated April 12, 1999 (filed herewith).


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

           (b) Southwestern Energy Company Incentive Compensation Plan, effective January 1, 1993, and Amended and Restated as of January 1, 1999 (incorporated by reference to Exhibit 10.2(b) to Annual Report on Form 10-K for the year ended December 31, 1998).

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

           (d) Southwestern Energy Company 1993 Stock Incentive Plan, dated April 7, 1993 and Amended and Restated as of February 18, 1998 (incorporated by reference to Exhibit 10.2(d) to Annual Report on Form 10-K for the year ended December 31, 1998).

           (e) Southwestern Energy Company 1993 Stock Incentive Plan for Outside Directors, dated April 7, 1993 (incorporated by reference to the appendix filed with the Company's definitive Proxy Statement to holders of the Registrant's Common Stock in connection with the solicitation of proxies to be used in voting at the Annual Meeting of Shareholders on May 26, 1993).

   Exhibit
     No.                            Description
   -------                          -----------
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

   10.6 Employment and Consulting Agreement for Charles E. Scharlau, dated May 21, 1998 (incorporated by reference to Exhibit 10.9 to Annual Report on Form 10-K for the year ended December 31, 1998).

   10.7 Employment Agreement for Harold M. Korell, effective April 28, 1997 (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K for the year ended December 31, 1997).

   10.8 Form of Indemnity Agreement, between the Company and each officer and director of the Company (incorporated by reference to Exhibit
           10.20 to Annual  Report on Form 10-K for the year ended  December 31,
           1991).

   10.9 Form of Executive Severance Agreement for the Executive Officers of the Company, effective February 17, 1999 (incorporated by reference to Exhibit 10.12 to Annual Report on Form 10-K for the year ended December 31, 1998).

   10.10 Omnibus Project Agreement of NOARK Pipeline System, Limited Partnership by and among Southwestern Energy Pipeline Company, Southwestern Energy Company, Enogex Arkansas Pipeline Corporation, and Enogex Inc., dated January 12, 1998 (incorporated by reference to
           Exhibit 10.17 to Annual Report on Form 10-K for the year ended December 31, 1997).


   10.11 Amended and Restated Limited Partnership Agreement of NOARK Pipeline System, Limited Partnership dated January 12, 1998 and amended June 18, 1998 (amended and restated agreement incorporated by reference to Exhibit 10.18 to Annual Report on Form 10-K for the year ended December 31, 1997; first amendment thereto incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K for the year ended December 31, 1998).

   10.12 Asset Sale and Purchase Agreement by and among Southwestern Energy Company, Arkansas Western Gas Company and Atmos Energy Corporation, dated October 15, 1999 (filed herewith).

   21. Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to Annual Report on Form 10-K for the year ended December 31,
           1996).

   23.     Consent of Arthur Andersen LLP (filed herewith).

   27. Financial Data Schedule for the year ended December 31, 1999 (filed herewith).