Form 10-Q
period 2000-03-31
SOUTHWESTERN ENERGY CO
filed 2000-05-05
CIK 7332

===========================================================================

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                        -----------------------
                               FORM 10-Q
 (Mark one)
    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934
                 For the quarterly period ended March 31, 2000
                                                --------------

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
                              Yes: X    No:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               Class                     Outstanding at May 4, 2000
    ----------------------------         --------------------------
    Common Stock, Par Value $.10                 25,035,154

===========================================================================
                                   - 1 -

                                   PART I

                            FINANCIAL INFORMATION

                 SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                   ASSETS

                                                 March 31,      December 31,
                                                   2000             1999
                                               -------------    ------------
                                                      ($ in thousands)
     Current Assets
       Cash                                      $   1,254        $   1,240
       Accounts receivable                          42,189           43,339
       Inventories, at average cost                 13,486           21,520
       Other                                         3,005            4,073
                                                 ---------        ---------
            Total current assets                    59,934           70,172
                                                 ---------        ---------
     Investments                                    13,545           14,180
                                                 ---------        ---------
     Property, Plant and Equipment, at cost
       Gas and oil properties, using the
         full cost method                          827,983          816,199
       Gas distribution systems                    222,957          222,145
       Gas in underground storage                   25,834           28,712
       Other                                        29,058           28,826
                                                 ---------        ---------
                                                 1,105,832        1,095,882
       Less:  Accumulated depreciation,
                depletion and amortization         530,736          519,927
                                                 ---------        ---------
                                                   575,096          575,955
                                                 ---------        ---------

     Other Assets                                   11,050           11,139
                                                 ---------        ---------

     Total Assets                                $ 659,625        $ 671,446
                                                 =========        =========



                 The accompanying notes are an integral part
                       of the financial statements.

                SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                 March 31,      December 31,
                                                   2000             1999
                                               -------------    ------------
                                                      ($ in thousands)
     Current Liabilities
       Short-term debt                           $       -        $   7,500
       Accounts payable                             27,049           33,069
       Taxes payable                                 5,291            3,506
       Interest payable                              7,117            2,483
       Customer deposits                             6,029            6,021
       Other                                         2,467            3,767
                                                 ---------        ---------
            Total current liabilities               47,953           56,346
                                                 ---------        ---------
     Long-Term Debt, less current portion above    278,400          294,700
                                                 ---------        ---------
     Other Liabilities
       Deferred income taxes                       131,924          126,902
       Other                                         3,143            3,142
                                                 ---------        ---------
                                                   135,067          130,044
                                                 ---------        ---------
     Commitments and Contingencies

     Shareholders' Equity
       Common stock, $.10 par value; authorized
         75,000,000 shares, issued 27,738,084
         shares                                      2,774            2,774
       Additional paid-in capital                   20,732           20,732
       Retained earnings                           205,728          198,044
       Less:  Common stock in treasury, at cost,
                2,700,731 shares in 2000 and
                2,700,391 shares in 1999            30,087           30,083
              Unamortized cost of 179,275
                restricted shares in 2000
                and 188,781 restricted shares
                in 1999, issued under stock
                incentive plan                         942            1,111
                                                 ---------        ---------
                                                   198,205          190,356
                                                 ---------        ---------
     Total Liabilities and Shareholders' Equity  $ 659,625        $ 671,446
                                                 =========        =========

                 The accompanying notes are an integral part
                       of the financial statements.

               SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                                            Quarter Ended
                                                              March 31,
                                                      -------------------------
                                                         2000           1999
                                                      ----------     ----------
                                                       ($ in thousands, except
                                                          per share amounts)

     Operating Revenues
       Gas sales                                      $   60,292     $   60,939
       Gas marketing                                      30,004         13,475
       Oil sales                                           3,579          1,661
       Gas transportation and other                        3,038          2,145
                                                      ----------     ----------
                                                          96,913         78,220
                                                      ----------     ----------
     Operating Costs and Expenses
       Gas purchases - utility                            19,263         20,360
       Gas purchases - marketing                          28,663         12,088
       Operating and general                              14,786         13,923
       Depreciation, depletion and amortization           11,091         10,372
       Taxes, other than income taxes                      2,054          1,548
                                                      ----------     ----------
                                                          75,857         58,291
                                                      ----------     ----------
     Operating Income                                     21,056         19,929
                                                      ----------     ----------
     Interest Expense
       Interest on long-term debt                          5,201          4,834
       Other interest charges                                192            283
       Interest capitalized                                 (637)          (839)
                                                      ----------     ----------
                                                           4,756          4,278
                                                      ----------     ----------
     Other Income (Expense)                               (1,241)          (680)
                                                      ----------     ----------
     Income Before Income Taxes                           15,059         14,971
                                                      ----------     ----------
     Income Tax Provision
       Current                                               872          5,370
       Deferred                                            5,001            469
                                                      ----------     ----------
                                                           5,873          5,839
                                                      ----------     ----------
     Net Income                                       $    9,186     $    9,132
                                                      ==========     ==========

     Basic Earnings Per Share                              $0.37          $0.37
                                                          ======         ======

     Weighted Average Common Shares Outstanding       25,037,508     24,933,919
                                                      ==========     ==========

     Diluted Earnings Per Share                            $0.37          $0.37
                                                          ======         ======

     Diluted Weighted Average Common
       Shares Outstanding                             25,063,076     24,933,919
                                                      ==========     ==========

     Dividends Declared Per Share Payable 5/5/00
       and 5/5/99                                          $ .06          $ .06
                                                           =====          =====

                 The accompanying notes are an integral part
                       of the financial statements.

                 SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                               Quarter Ended
                                                                 March 31,
                                                           --------------------
                                                             2000        1999
                                                           --------    --------
                                                             ($ in thousands)
     Cash Flows From Operating Activities
       Net income                                          $  9,186    $  9,132
       Adjustments to reconcile net income to
         net cash provided by operating activities:
           Depreciation, depletion and amortization          11,394      10,715
           Deferred income taxes                              5,001         469
           Equity in loss of partnership                        634         557
           Change in assets and liabilities:
             Decrease in accounts receivable                  1,150       6,493
             Change in income taxes receivable/payable        1,222       4,814
             Decrease in inventories                          8,034       5,550
             Decrease in accounts payable                    (6,020)    (10,093)
             Increase in interest payable                     4,634       4,562
             Net change in other current assets
                and liabilities                                 340       3,088
                                                           --------    --------
     Net cash provided by operating activities               35,575      35,287
                                                           --------    --------
     Cash Flows From Investing Activities
       Capital expenditures                                 (14,557)    (13,714)
       Decrease in gas stored underground                     2,878       5,161
       Other items                                            1,420         935
                                                           --------    --------
     Net cash used in investing activities                  (10,259)     (7,618)
                                                           --------    --------
     Cash Flows From Financing Activities
       Net change in revolving long-term debt               (16,300)    (26,200)
       Payment on revolving short-term debt                  (7,500)          -
       Cash dividends                                        (1,502)     (1,496)
                                                           --------    --------
     Net cash used in financing activities                  (25,302)    (27,696)
                                                           --------    --------
     Increase (decrease) in cash                                 14         (27)
     Cash at beginning of year                                1,240       1,622
                                                           --------    --------
     Cash at end of period                                 $  1,254    $  1,595
                                                           ========    ========

                 The accompanying notes are an integral part
                       of the financial statements.

                  SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000

1.       BASIS OF PRESENTATION

         The financial statements included herein are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The Company's accounting policies are summarized in the 1999 Annual Report on Form 10-K, Item 8, Notes to Consolidated Financial Statements.

2.       EARNINGS PER SHARE

         Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during each year. The diluted earnings per share calculation adds to the weighted average number of common shares outstanding the incremental shares that would have been outstanding assuming the exercise of dilutive stock options. The Company had options for 1,582,916 shares of common stock with a weighted average exercise price of $11.85 per share at March 31, 2000, and options for 1,634,901 shares with an average exercise price of $12.15 per share at March 31, 1999, that were not included in the calculation of diluted shares because they would have had an antidilutive effect.

3.       DIVIDEND PAYABLE

         A dividend of $.06 per share was declared April 5, 2000, payable May 5, 2000.

4.       SEGMENT INFORMATION

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


                                                 Exploration
                                                    and            Gas
                                                 Production    Distribution   Marketing     Other       Total
                                                 -----------   ------------   ---------   ---------   ---------
                                                                           (in thousands)
         Three months ended March 31, 2000:

         Revenues from external customers         $ 13,715       $ 53,194     $ 30,004    $      -    $ 96,913
         Intersegment revenues                      11,046             54       13,241         112      24,453
         Depreciation, depletion and
              amortization expense                   9,240          1,810           18          23      11,091
         Operating income                            8,688         11,370          965          33      21,056
         Interest expense(1)                         3,238          1,253            -         265       4,756
         Provision (benefit) for income taxes(1)     1,902          3,930          379        (338)      5,873
         Assets                                    431,829        179,854       14,598      33,344(2)  659,625
         Capital expenditures                       13,111          1,280            -         166      14,557

         Three months ended March 31, 1999:

         Revenues from external customers         $ 11,678       $ 53,067     $ 13,475    $      -    $ 78,220
         Intersegment revenues                       8,703             51        8,519          96      17,369
         Depreciation, depletion and
              amortization expense                   8,565          1,767           18          22      10,372
         Operating income                            5,886         12,950        1,046          47      19,929
         Interest expense(1)                         2,715          1,260           26         277       4,278
         Provision (benefit) for income taxes(1)     1,212          4,534          398        (305)      5,839
         Assets                                    406,800        180,662        7,358      34,778(2)  629,598
         Capital expenditures                       12,183          1,375            7         149      13,714

[FN]

    (1) Interest expense and the provision (benefit) for income taxes by segment is an allocation of corporate amounts as debt and income tax expense (benefit) are incurred at the corporate level.

    (2) Other assets includes the Company's equity investment in the operations of the NOARK Pipeline System, Limited Partnership, corporate assets not allocated to segments, and assets for non-reportable segments.

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

         The Company has not yet quantified the impacts of adopting SFAS No. 133 on its financial statements. However, it should be noted that SFAS No. 133 could increase volatility in future reported earnings and other comprehensive income.


6.       INTEREST AND INCOME TAXES PAID

         The following table provides interest and income taxes paid during each period presented.


         Quarter Ended March 31                2000                  1999
         -----------------------------------------------------------------------
                                                     (in thousands)
         Interest payments                     $606                  $307
         Income tax payments                   $ -                   $429

7.       Contingencies and Commitments

         The Company and the other general partner of NOARK have severally guaranteed the principal and interest payments on NOARK's 7.15% Notes due 2018. The Company's share of the several guarantee is 60%. At March 31, 2000 and December 31, 1999, the principal outstanding for these Notes was $77.0 million. The Notes were issued in June 1998 and require semi-annual principal payments of $1.0 million. The proceeds from the issuance of the Notes were used to repay temporary financing provided by the other general partner and outstanding amounts under an unsecured revolving credit agreement. The temporary financing provided by the other general partner was incurred in connection with the prepayment in early 1998 of NOARK's 9.74% Senior Secured notes. Under the several guarantee, the Company is required to fund its share of NOARK's debt service which is not funded by operations of the pipeline. As a result of the integration of NOARK Pipeline with the Ozark Gas Transmission System, management of the Company believes that it will realize its investment in NOARK over the life of the system. Therefore, no provision for any loss has been made in the accompanying financial statements. Additionally, the Company's gas distribution subsidiary has transportation contracts for firm capacity of 82.3 MMcfd on NOARK's integrated pipeline system. These contracts expire in 2002 and 2003, and are renewable year-to-year thereafter until terminated by 180 days' notice.

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

         The Company believes that the jury's verdict was wrong as a matter of law and fact and that incorrect rulings by the trial judge (including evidentiary rulings and prejudicial jury instructions) provide significant grounds for a successful appeal. The Company had asked the trial judge to recuse himself due to his apparent bias toward the plaintiffs and had also filed a motion with the trial court for judgment notwithstanding the verdict or, in the alternative, for a new trial. These motions were denied. The Company has filed and will vigorously prosecute an appeal in the Arkansas Supreme Court. Based on discussion with outside legal counsel, management of the Company remains confident that the jury's verdict will be overturned and the case remanded for a new trial. All appeal briefs have been filed and oral argument has been set for May 25, 2000. A decision from the court is likely by the end of July 2000. If the Company is not successful in its appeal from the jury verdict, the Company's financial condition and results of operations would be materially and adversely affected. However, management believes that the Company's ultimate liability, if any, resulting from this case will not be material to its financial position, but in any one year could be significant to the results of operations. At March 31, 2000 and December 31, 1999, no amounts had been accrued on this matter.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following updates information as to the Company's financial condition provided in the Company's Form 10-K for the year ended December 31, 1999, and analyzes the changes in the results of operations between the three month period ended March 31, 2000, and the comparable period of 1999.

RESULTS OF OPERATIONS

Net income for the three months ended March 31, 2000, was $9.2 million, or $.37 per share, compared to $9.1 million, or $.37 per share, in 1999. Improved operating results experienced by the exploration and production segment during the first quarter offset a decline in operating income experienced by the natural gas utility segment caused by record warm weather. The exploration and production segment benefited from both increased production and higher commodity prices.

The following tables compare operating revenues and operating income by business segment for the first three months of 2000 and 1999:


                                                                   Increase
                                       2000           1999        (Decrease)
                                    ----------     ----------     ----------
                                                 (in thousands)
 Revenues

    Exploration and production       $ 24,761       $ 20,381       $  4,380
    Gas distribution                   53,248         53,118            130
    Marketing and other                43,357         22,090         21,267
    Eliminations                      (24,453)       (17,369)        (7,084)
                                     --------       --------       --------
                                     $ 96,913       $ 78,220       $ 18,693
                                     ========       ========       ========

 Operating Income

    Exploration and production       $  8,688       $  5,886       $  2,802
    Gas distribution                   11,370         12,950         (1,580)
    Marketing and other                   998          1,093            (95)
                                     --------       --------       --------
                                     $ 21,056       $ 19,929       $  1,127
                                     ========       ========       ========

Exploration and Production

Revenues for the exploration and production segment were up 21% and operating income was up 48% for the three months ended March 31, 2000, as compared to the same period in 1999. The Company benefited from both higher gas and oil prices and increased gas and oil production. Gas and oil production during the first quarter of 2000 was 8.7 billion cubic feet (Bcf) equivalent, up from 8.3 Bcf equivalent in the fourth quarter and 8.5 Bcf equivalent for the same period in 1999. The increase in production resulted from new wells added in 1999. Gas production was 7.8 Bcf for the three months ended March 31, 2000, compared to
7.7 Bcf for the same period in 1999. The Company's sales to its gas distribution systems were 3.5 Bcf during the three months ended

March 31, 2000, compared to 3.2 Bcf for the same period in 1999. The Company's oil production was 155 thousand barrels (MBbls) during the three months ended March 31, 2000, up from 137 MBbls for the same period of 1999.

The Company received an average price of $2.62 per thousand cubic feet (Mcf) for its gas production for the three months ended March 31, 2000, up from $2.46 per Mcf for the same period of 1999. The Company hedged 4.0 Bcf of gas production in the first quarter of 2000 at $2.50 per Mcf which had the effect of reducing the average gas price by $.06 during the quarter. On a comparative basis, the average price during the first quarter of 1999 included the positive effect of hedges that increased the average price by $.47 per Mcf. Additionally, the Company receives monthly demand charges related to the no-notice service it makes available to the utility segment which increases the Company's average gas price received. The Company has hedged approximately 5.5 Bcf of its production in each of the second and third quarters of 2000 at an average NYMEX price of $2.37, and has hedged 2.6 Bcf in the fourth quarter at an average price of $2.38 per Mcf. Additionally, the Company has natural gas price collars on 4.5 Bcf of its fourth quarter 2000 gas production that have an average NYMEX price floor of $2.52 per Mcf and an average ceiling price of $3.62 per Mcf. The Company received an average price of $23.03 per barrel for its oil production during the three months ended March 31, 2000, up from $12.16 per barrel for the same period of 1999. For the remainder of 2000, the Company has hedges in place for 470,000 barrels at an average price of $23.25 per barrel.

Gas Distribution

Operating income of the gas distribution segment decreased 12% in the first quarter of 2000, as compared to the first quarter of 1999. The decrease in operating income was primarily due to weather which was 21% warmer than normal and 6% warmer than in the same period of 1999. A reduction in rates that became effective December 1999 also contributed to the decrease. The decrease in rates was the result of an agreement with the Staff of the Arkansas Public Service Commission during the third quarter of 1999 to close multiple open dockets and to reduce annual rates by $1.4 million. The utility systems delivered 12.1 Bcf to sales and end-use transportation customers during the three months ended March 31, 2000, down from 12.6 Bcf for the same period in 1999.

The Company's average rate for its utility sales increased during the first quarter of 2000 to $5.47 per Mcf, up from $5.09 per Mcf for the same period in 1999. The increase reflected higher prices paid for purchases of natural gas which are passed through to customers under automatic adjustment clauses.

In October 1999, the Company signed a definitive agreement to sell its Missouri gas distribution assets for $32.0 million. The net book value of the assets being sold is approximately $28.0 million. Proceeds from the sale will be used to reduce the Company's long term debt. The sale has received all required regulatory approvals and is expected to close by June 1, 2000. After closing, the Company's operating results for its gas distribution segment will be lower reflecting the asset divestiture and the loss of Missouri customers. However, the Company does not expect the sale to materially impact earnings as the loss in operating income should be offset by a corresponding decrease in interest expense. The Company currently serves approximately 48,000 customers in Missouri. The Company will continue to operate its gas distribution systems in Arkansas where it currently serves approximately 131,000 customers.

Marketing and NOARK Pipeline

Operating income for the marketing segment was $1.0 million for the first quarter of 2000, even with the same period in 1999, as an increase in gas marketing revenues was offset by a comparable increase in purchased gas costs. The Company marketed 18.2 Bcf of gas in the first three months of 2000, compared to 12.7 Bcf for the same period in 1999.

The Company's share of the NOARK Pipeline System Limited Partnership (NOARK) pre-tax loss included in other income was $.6 million for the first quarter of 2000, even with the same period in 1999.

Operating Costs and Expenses

Operating costs and expenses, exclusive of purchased gas costs, increased 8% in the first quarter of 2000, as compared to the same period in 1999. The increase was primarily caused by higher operating and general expenses and increased depreciation, depletion and amortization expense. The increase in operating and general expenses was due primarily to increased production costs and increased severance and ad valorem taxes in the exploration and production segment. The increase in depreciation, depletion and amortization expense was due to the increase in production in the exploration and production segment and an increase in the amortization rate per unit of production. The amortization rate for this segment averaged $1.03 per Mcf equivalent for the first quarter of 2000, compared to $.98 per Mcf equivalent in the first quarter of 1999. The changes in purchased gas costs for the gas distribution and marketing segments reflect volumes purchased, prices paid for supplies and the mix of purchases from intercompany versus third party sources.

The Company utilizes the full cost method of accounting for costs related to its oil and natural gas properties. Under this method, all such costs (productive and nonproductive) are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the units-of-production method. These capitalized costs are subject to a ceiling test, however, which limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved gas and oil reserves discounted at 10 percent plus the lower of cost or market value of unproved properties. At March 31, 2000, the Company's unamortized costs of oil and gas properties did not exceed this ceiling amount. The Company's full cost ceiling is evaluated at the end of each quarter. A decline in gas and oil prices from current levels, or other factors, without other mitigating circumstances, could cause a future write-down of capitalized costs and a non-cash charge against future earnings.

Interest expense for the three months ended March 31, 2000, was up 11% compared to the same period in 1999, due to higher average borrowings and a lower level of capitalized interest. Interest is capitalized in the exploration and production segment on costs that are unevaluated and excluded from amortization.

The changes in the provisions for current and deferred income taxes recorded in the three month period ended March 31, 2000, as compared to the same period in 1999, resulted primarily from the level of taxable income and from the deduction of intangible drilling costs in the year incurred for tax purposes, netted against the turnaround of intangible drilling costs deducted for tax purposes in prior years. Intangible drilling costs are capitalized and amortized over future years for financial reporting purposes under the full cost method of accounting.

CHANGES IN FINANCIAL CONDITION

Changes in the Company's financial condition at March 31, 2000, as compared to December 31, 1999, primarily reflect the seasonal nature of the gas distribution segment of the Company's business.

Routine capital expenditures, cash dividends and scheduled debt retirements are predominantly funded through cash provided by operations. For the first three months of 2000 and 1999, net cash provided by operating activities was $35.6 million and $35.3 million, respectively, and exceeded the total of these routine requirements.

Financing Requirements

The Company has access to $80.0 million of variable rate capital through two banks. Of this amount, long-term variable rate credit facilities provide the Company access to $60.0 million of revolving credit, and a short-term variable rate credit facility provides the Company access to $20.0 million of revolving credit. Of those amounts, $31.4 million was outstanding at March 31, 2000, all of which was classified as long-term debt. During the first quarter of 2000, the Company's revolving debt was reduced by $23.8 million, due to seasonally strong cash flow. As a result, long-term debt at March 31, 2000, accounted for 58% of the Company's capitalization, down from 61% at December 31, 1999, and should drop to approximately 55% after the Company closes the sale of its Missouri utility properties prior to June 1, 2000.

The Company expects its outstanding borrowings to increase during the remaining months of 2000 as cash generated from operations will be less than the requirements for routine capital expenditures and cash dividends due to lower levels of heating-generated revenues and seasonally higher capital expenditures resulting from favorable drilling and construction weather. The Company's capital expenditures for the first three months of 2000 were $14.6 million, compared to $13.7 million for the same period in 1999.

The Company remains confident that it will prevail in its appeal of the royalty owners proceeding described in Part II, Item 1 and in Note 7 to the Consolidated Financial Statements included in this Form 10-Q. However, the agreement under which unsecured letters of credit have been provided to collateralize the appeal bond would require the Company to reimburse its lenders for the full amount drawn under the letters of credit if it were to lose the appeal. Under these circumstances the Company's ability to borrow money would be restricted and existing financing agreements could be impacted through cross default provisions.

At March 31, 2000, the NOARK partnership had outstanding debt totaling approximately $77.0 million. The Company and the other general partner of NOARK have severally guaranteed the principal and interest payments on the NOARK debt. The Company's share of the several guarantee is 60%.

Working Capital

Accounts receivable has declined since December 31, 1999, due primarily to seasonally lower gas deliveries of the gas distribution segment, offset partially by increases in sales by the marketing segment. The decrease in inventories since December 31, 1999, is both the result of withdrawals of gas stored underground to meet seasonal requirements in the gas distribution segment and sales of gas to unaffiliated parties from the Company's unregulated underground storage facility.

Accounts payable has declined since December 31, 1999, due primarily to seasonally lower gas purchases of the gas distribution segment and to the timing of expenditures. Short-term debt has declined since December 31, 1999 due to the pay off of the Company's short-term revolving credit facility. The increase in interest payable is due to the timing of interest payments on the Company's long-term debt. Other changes in current assets and current liabilities between periods resulted primarily from the timing of expenditures and receipts.

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

Credit Risks

     The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables and derivative contracts associated with commodities trading. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas. No single customer accounts for greater than 6% of accounts receivable. See the discussion of credit risk associated with commodities trading below.

Interest Rate Risk

     The Company's long-term debt obligations are sensitive to changes in interest rates. The Company's policy is to manage interest rates through use of a combination of fixed and floating rate debt. Interest rate swaps may be used to adjust interest rate exposures when appropriate. There were no interest rate swaps outstanding at March 31, 2000. There have been no material changes in the interest rate risk information that was presented in the Company's 1999 10-K.

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

     The following table provides information about the Company's financial instruments that are sensitive to changes in commodity prices. The table presents the notional amount in Bcf (billion cubic feet), the weighted average contract prices, and the total dollar contract amount by expected maturity dates. The "Carrying Amount" for the contract amounts are calculated as the contractual payments for the quantity of gas or oil to be exchanged under futures contracts and do not represent amounts recorded in the Company's financial statements. The "Fair Value" represents values for the same contracts using comparable market prices at March 31, 2000. At March 31, 2000, the "Carrying Amount" of these financial instruments exceeded the "Fair Value" by $11.1 million.


                                                            Expected Maturity Date
                                           -----------------------------------------------------------
                                                   2000                 2001                 2002
                                           -----------------    -----------------    -----------------
                                           Carrying     Fair    Carrying     Fair    Carrying     Fair
                                            Amount     Value     Amount     Value     Amount     Value
                                           --------    -----    --------    -----    --------    -----
     Natural Gas:
     Swaps with a fixed price receipt
        Contract volume (Bcf)                 13.7                   .7                   .5
        Weighted average price per Mcf       $2.36                $2.57                $2.57
        Contract amount (in millions)        $32.4     $24.0       $1.7      $1.5       $1.2      $1.1

     Swaps with a fixed price payment
        Contract volume (Bcf)                   .3                    -                    -
        Weighted average price per Mcf       $2.86                    -                    -
        Contract amount (in millions)          $.9       $.9          -         -          -         -

     Price collar
        Contract volume (Bcf)                  4.4                  9.6                    -
        Weighted average floor price
           per Mcf                           $2.52                $2.56                    -
        Contract amount of floor
           (in millions)                     $11.0     $11.5      $24.6     $25.5          -         -
        Weighted average ceiling price
           per Mcf                           $3.62                $3.19                    -
        Contract amount of ceiling
           (in millions)                     $15.7     $14.7      $30.6     $29.4          -         -

     Oil:
     Swaps with a fixed price receipt
        Contract volume (MBbls)                4.4                  9.6                    -
        Weighted average price per Bbl      $23.24               $17.49                    -
        Contract amount (in millions)        $11.1      $9.7       $1.3       $.9          -         -

     Price floor
        Contract volume (MBbls)                  -                  325                    -
        Weighted average price per Bbl           -               $18.00                    -
        Contract amount (in millions)            -         -       $5.9      $6.1          -         -


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

The Company believes that the jury's verdict was wrong as a matter of law and fact and that incorrect rulings by the trial judge (including evidentiary rulings and prejudicial jury instructions) provide significant grounds for a successful appeal. The Company had asked the trial judge to recuse himself due to his apparent bias toward the plaintiffs and had also filed a motion with the trial court for judgment notwithstanding the verdict or, in the alternative, for a new trial. These motions were denied. The Company has filed and will vigorously prosecute an appeal in the Arkansas Supreme Court. Based on discussion with outside legal counsel, management of the Company remains confident that the jury's verdict will be overturned and the case remanded for a new trial. All appeal briefs have been filed and oral argument has been set for May 25, 2000. A decision from the court is likely by the end of July 2000. If the Company is not successful in its appeal from the jury verdict, the Company's financial condition and results of operations would be materially and adversely affected. However, management believes that the Company's ultimate liability, if any, resulting from this case will not be material to its financial position, but in any one year could be significant to the results of operations. At March 31, 2000 and December 31, 1999, no amounts had been accrued on this matter.

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

Items 2 - 6(b)

No developments required to be reported under Items 2 - 6(b) occurred during the quarter ended March 31, 2000.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 SOUTHWESTERN ENERGY COMPANY
                                                 ---------------------------
                                                          Registrant

DATE:     May 5, 2000                                /s/ GREG D. KERLEY
       -----------------                         ---------------------------
                                                       Greg D. Kerley
                                                  Executive Vice President
                                                 and Chief Financial Officer