Form 10-Q
period 2000-06-30
SOUTHWESTERN ENERGY CO
filed 2000-08-09
CIK 7332

===========================================================================

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                        -----------------------
                               FORM 10-Q
 (Mark one)
    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934
                 For the quarterly period ended June 30, 2000
                                                -------------

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
                              Yes: X    No:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               Class                     Outstanding at August 4, 2000
    ----------------------------         -----------------------------
    Common Stock, Par Value $.10                 25,033,281

===========================================================================
                                   - 1 -

                                   PART I

                            FINANCIAL INFORMATION

                 SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                   ASSETS

                                                 June 30,       December 31,
                                                   2000             1999
                                               -------------    ------------
                                                      ($ in thousands)
     Current Assets
       Cash                                      $   1,202        $   1,240
       Accounts receivable                          36,785           43,339
       Inventories, at average cost                 15,714           21,520
       Under-recovered purchased gas costs           3,588                -
       Other                                         4,901            4,073
                                                 ---------        ---------
            Total current assets                    62,190           70,172
                                                 ---------        ---------
     Investments                                    14,742           14,180
                                                 ---------        ---------
     Property, Plant and Equipment, at cost
       Gas and oil properties, using the
         full cost method                          855,392          816,199
       Gas distribution systems                    188,538          222,145
       Gas in underground storage                   27,769           28,712
       Other                                        29,167           28,826
                                                 ---------        ---------
                                                 1,100,866        1,095,882
       Less:  Accumulated depreciation,
                depletion and amortization         533,181          519,927
                                                 ---------        ---------
                                                   567,685          575,955
                                                 ---------        ---------

     Other Assets                                   12,615           11,139
                                                 ---------        ---------

     Total Assets                                $ 657,232        $ 671,446
                                                 =========        =========



                 The accompanying notes are an integral part
                       of the financial statements.

                SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                 June 30,       December 31,
                                                   2000             1999
                                               -------------    ------------
                                                      ($ in thousands)
     Current Liabilities
       Short-term debt                           $  42,000        $   7,500
       Accounts payable                             40,479           33,069
       Accrual for Hales judgment (Note 3)         109,288                -
       Taxes payable                                 2,639            3,506
       Interest payable                              2,383            2,483
       Customer deposits                             4,778            6,021
       Other                                         3,441            3,767
                                                 ---------        ---------
            Total current liabilities              205,008           56,346
                                                 ---------        ---------
     Long-Term Debt, less current portion above    225,000          294,700
                                                 ---------        ---------
     Other Liabilities
       Deferred income taxes                        91,748          126,902
       Other                                         2,832            3,142
                                                 ---------        ---------
                                                    94,580          130,044
                                                 ---------        ---------
     Commitments and Contingencies

     Shareholders' Equity
       Common stock, $.10 par value; authorized
         75,000,000 shares, issued 27,738,084
         shares                                      2,774            2,774
       Additional paid-in capital                   20,747           20,732
       Retained earnings                           140,026          198,044
       Less:  Common stock in treasury, at cost,
                2,703,963 shares in 2000 and
                2,700,391 shares in 1999            30,123           30,083
              Unamortized cost of 152,113
                restricted shares in 2000
                and 188,781 restricted shares
                in 1999, issued under stock
                incentive plan                         780            1,111
                                                 ---------        ---------
                                                   132,644          190,356
                                                 ---------        ---------
     Total Liabilities and Shareholders' Equity  $ 657,232        $ 671,446
                                                 =========        =========

                 The accompanying notes are an integral part
                       of the financial statements.

               SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                                            Quarter Ended                Six Months Ended
                                                               June 30,                      June 30,
                                                      -------------------------     -------------------------
                                                         2000           1999           2000           1999
                                                      ----------     ----------     ----------     ----------
                                                            ($ in thousands, except per share amounts)

     Operating Revenues
       Gas sales                                      $   37,686     $   30,715     $   97,978     $   91,654
       Gas marketing                                      35,384         21,330         65,388         34,805
       Oil sales                                           3,798          2,312          7,377          3,973
       Gas transportation and other                        1,615          1,682          4,653          3,827
                                                      ----------     ----------     ----------     ----------
                                                          78,483         56,039        175,396        134,259
                                                      ----------     ----------     ----------     ----------
     Operating Costs and Expenses
       Gas purchases - utility                             7,963          7,714         27,226         28,074
       Gas purchases - marketing                          34,456         20,585         63,119         32,673
       Operating and general                              15,246         14,319         30,032         28,242
       Unusual item - Hales judgment (Note 3)            109,288              -        109,288              -
       Depreciation, depletion and amortization           11,251         10,321         22,342         20,693
       Taxes, other than income taxes                      2,128          1,559          4,182          3,107
                                                      ----------     ----------     ----------     ----------
                                                         180,332         54,498        256,189        112,789
                                                      ----------     ----------     ----------     ----------
     Operating Income                                   (101,849)         1,541        (80,793)        21,470
                                                      ----------     ----------     ----------     ----------
     Interest Expense
       Interest on long-term debt                          4,944          4,679         10,145          9,513
       Other interest charges                                913            258          1,105            541
       Interest capitalized                                 (683)          (827)        (1,320)        (1,666)
                                                      ----------     ----------     ----------     ----------
                                                           5,174          4,110          9,930          8,388
                                                      ----------     ----------     ----------     ----------
     Other Income (Expense)                                3,239           (225)         1,998           (905)
                                                      ----------     ----------     ----------     ----------
     Income (Loss) Before Income Taxes                  (103,784)        (2,794)       (88,725)        12,177
                                                      ----------     ----------     ----------     ----------
     Income Tax Provision (Benefit)
       Current                                              (872)        (4,620)             -            750
       Deferred                                          (39,603)         3,530        (34,602)         3,999
                                                      ----------     ----------     ----------     ----------
                                                         (40,475)        (1,090)       (34,602)         4,749
                                                      ----------     ----------     ----------     ----------
     Income (Loss) Before Extraordinary Item             (63,309)        (1,704)       (54,123)         7,428
     Extraordinary Loss Due to Early Retirement
       of Debt (Net of $569 Tax Benefit)                    (890)             -           (890)             -
                                                      ----------     ----------     ----------     ----------
     Net Income (Loss)                                $  (64,199)    $   (1,704)    $  (55,013)    $    7,428
                                                      ==========     ==========     ==========     ==========
     Basic and Diluted Earnings (Loss) Per Share
     Income (Loss) Before Extraordinary Item              ($2.53)        ($0.07)        ($2.16)         $0.30
     Extraordinary Loss Due to Early Retirement
       of Debt (Net of $569 Tax Benefit)                   (0.04)             -          (0.04)             -
                                                      ----------     ----------     ----------     ----------
     Net Income (Loss)                                    ($2.57)        ($0.07)        ($2.20)         $0.30
                                                      ==========     ==========     ==========     ==========
     Basic and Diluted Average Common
       Shares Outstanding                             25,035,079     24,934,012     25,036,294     24,933,966
                                                      ==========     ==========     ==========     ==========
     Dividends Declared Per Share Payable 8/5/99               -          $ .06              -          $0.06
                                                           =====          =====          =====          =====

                 The accompanying notes are an integral part
                       of the financial statements.

                 SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                             Six Months Ended
                                                                  June 30,
                                                           --------------------
                                                             2000        1999
                                                           --------    --------
                                                             ($ in thousands)
     Cash Flows From Operating Activities
       Net income (loss)                                   $(55,013)   $  7,428
       Adjustments to reconcile net income (loss) to
         net cash provided by operating activities:
           Depreciation, depletion and amortization          23,049      21,382
           Deferred income taxes                            (34,602)      3,999
           Equity in loss of partnership                      1,057       1,055
           Gain on sale of Missouri utility assets           (3,209)          -
           Extraordinary loss due to early retirement
              of debt (net of tax)                              890           -
           Change in assets and liabilities:
             Decrease in accounts receivable                  3,563      18,462
             Decrease in inventories                          3,577         364
             Increase in under-recovered purchased
                gas costs                                    (4,750)       (270)
             Increase (decrease) in accounts payable          7,441     (13,949)
             Accrual for Hales judgment                     109,288           -
             Net change in other current assets
                and liabilities                                (690)      1,850
                                                           --------    --------
     Net cash provided by operating activities               50,601      40,321
                                                           --------    --------
     Cash Flows From Investing Activities
       Capital expenditures                                 (43,404)    (28,534)
       Sale of Missouri utility assets                       32,000           -
       Investment in partnership                             (1,620)          -
       Decrease in gas stored underground                       944       3,286
       Other items                                             (354)      1,907
                                                           --------    --------
     Net cash used in investing activities                  (12,434)    (23,341)
                                                           --------    --------
     Cash Flows From Financing Activities
       Net change in revolving debt                         (27,700)    (14,100)
       Payment on revolving short-term note                  (7,500)          -
       Cash dividends                                        (3,005)     (2,992)
                                                           --------    --------
     Net cash used in financing activities                  (38,205)    (17,092)
                                                           --------    --------
     Decrease in cash                                           (38)       (112)
     Cash at beginning of year                                1,240       1,622
                                                           --------    --------
     Cash at end of period                                 $  1,202    $  1,510
                                                           ========    ========

                 The accompanying notes are an integral part
                       of the financial statements.

                  SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000

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

2.       EARNINGS PER SHARE

         Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during each year. The diluted earnings per share calculation adds to the weighted average number of common shares outstanding the incremental shares that would have been outstanding assuming the exercise of dilutive stock options. The Company had options for 2,052,933 shares of common stock with a weighted average exercise price of $10.51 per share at June 30, 2000, and options for 1,634,901 shares with an average exercise price of $12.15 per share at June 30, 1999, that were not included in the calculation of diluted shares because they would have had an antidilutive effect.

3.       UNUSUAL ITEM - HALES JUDGMENT

         In the Company's Form 8-K filed June 22, 2000, it reported that the Arkansas Supreme Court ruled to affirm the 1998 decision of the Sebastian County Circuit Court awarding $109.3 million in a class action to royalty owners of SEECO, Inc., a wholly-owned subsidiary of Southwestern Energy Company. The Company has continuously reported on this matter and the details of the related matter involving a similar claim by the United States Mineral Management Service (MMS). The Company fully satisfied the judgment and the Circuit Court in Sebastian County issued an order in complete and final satisfaction of the judgment effective July 18, 2000. Since MMS is a member of the class whose claim was satisfied by the Court's order on July 18, 2000, the MMS claim is also extinguished. The Company has put in place interim financing with its lead banks to satisfy the judgment and meet its immediate financial obligations (see Note 4).

         The Company is currently in the process of soliciting interest for the sale of its gas distribution assets. The proceeds from the proposed sale will be used to pay down borrowings, including borrowings incurred subsequent to June 30, 2000 related to the Hales judgment. The Company is currently unable to estimate the timing of the completion of the proposed sale and can not at this time estimate the proceeds that would be realized from the sale. The Company does, however, expect to realize a gain from the sale of these assets.

4.       DEBT

         In July 2000, the Company replaced its existing revolving credit facilities with a new revolving credit facility that has a capacity of $180.0 million. This new facility was used to fund the Hales judgment of $109.3 million, pay off the existing revolver balance ($20.0 million at June 30, 2000), and retire $22.0 million of private placement debt. The new credit facility will also be used to fund normal working capital needs. The interest rate on the new facility is 112.5 basis points over the LIBOR rate. The new credit facility has a term of 364 days and will provide temporary financing while the Company pursues the potential sale of its gas distribution assets (see Note 3).

         In August 2000, the Company retired $22.0 million of 9.36% private placement notes due in annual installments of $2.0 million beginning December 4, 2001. Certain costs of the redemption were expensed during the second quarter of 2000 and are classified as an extraordinary loss, net of related income tax effects, in the accompanying financial statements.

         Due to the Company's replacement of its revolving credit facility and retirement of the private placement debt discussed above, the $20.0 million revolver balance and the $22.0 million private placement have been classified as short-term debt on the Company's balance sheet at June 30, 2000.

5.       DIVIDEND PAYABLE

         As a result of the financial impact of the Hales judgment as discussed in Note 3, the Company has indefinitely suspended payment of quarterly dividends on its common stock.

6.       SEGMENT INFORMATION

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

                                                Exploration
                                                    and           Gas
                                                Production    Distribution    Marketing      Other        Total
                                                -----------   ------------    ---------    --------     ---------
                                                                           (in thousands)
         Three months ended June 30, 2000:
         Revenues from external customers        $  19,799      $ 23,300       $ 35,384    $      -     $  78,483
         Intersegment revenues                       4,986            26         15,412         112        20,536
         Depreciation, depletion and
              amortization expense                   9,522         1,687             17          25        11,251
         Operating income                         (101,660)(3)      (692)           572         (69)     (101,849)
         Interest expense(1)                         3,628         1,274              -         272         5,174
         Provision (benefit) for income taxes(1)   (41,093)          429            226         (37)      (40,475)
         Assets                                    455,957       148,275         18,319      34,681(2)    657,232
         Capital expenditures                       27,406         1,372              4          65        28,847

         Three months ended June 30, 1999:
         Revenues from external customers        $  13,185      $ 21,524       $ 21,330    $      -     $  56,039
         Intersegment revenues                       2,852            21          9,828          96        12,797
         Depreciation, depletion and
              amortization expense                   8,456         1,824             18          23        10,321
         Operating income                            1,707          (623)           409          48         1,541
         Interest expense (1)                        2,729         1,249            (14)        145         4,109
         Provision (benefit) for income taxes (1)     (421)         (736)           165         (98)       (1,090)
         Assets                                    413,275       170,153          8,664      35,505(2)    627,597
         Capital expenditures                       13,034         1,810              1         (25)       14,820

         Six months ended June 30, 2000:
         Revenues from external customers        $  33,514      $ 76,494       $ 65,388    $      -     $ 175,396
         Intersegment revenues                      16,032            80         28,653         224        44,989
         Depreciation, depletion and
              amortization expense                  18,762         3,497             35          48        22,342
         Operating income                          (92,972)(3)    10,678          1,537         (36)      (80,793)
         Interest expense(1)                         6,866         2,527              -         537         9,930
         Provision (benefit) for income taxes(1)   (39,191)        4,359            605        (375)      (34,602)
         Assets                                    455,957       148,275         18,319      34,681(2)    657,232
         Capital expenditures                       40,517         2,652              4         231        43,404

         Six months ended June 30, 1999:
         Revenues from external customers        $  24,863      $ 74,591       $ 34,805    $      -     $ 134,259
         Intersegment revenues                      11,555            72         18,347         192        30,166
         Depreciation, depletion and
              amortization expense                  17,021         3,591             36          45        20,693
         Operating income                            7,593        12,327          1,455          95        21,470
         Interest expense(1)                         5,444         2,509             12         422         8,387
         Provision (benefit) for income taxes(1)       791         3,798            563        (403)        4,749
         Assets                                    413,275       170,153          8,664      35,505(2)    627,597
         Capital expenditures                       25,217         3,185              8         124        28,534

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

(3) Includes a loss of $109.3 million for Hales judgment. Excluding the judgment, operating income for the Exploration and Production segment would have been $7.7 million and $16.3 million for the three months and the six months ended June 30, 2000, respectively.

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

7.       DERIVATIVE AND HEDGING ACTIVITIES

         In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" (SFAS No. 137). FASB Statement No. 133 (SFAS No. 133) establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000, as amended in SFAS 137, and cannot be applied retroactively.

         In June 2000, the FASB issued SFAS No. 138, an amendment of SFAS 133, to address a limited number of application issues. Included in the issues addressed was an expanded definition of normal purchases and sales contracts. The new definition allows contracts that are probable of physical delivery throughout the duration of the contract to be excluded from the provisions of SFAS 133 even though they may contain net settlement provisions. This amendment reduces the scope of SFAS No. 133 as it applies to the Company's operations.

         The Company has not yet quantified the impacts of adopting SFAS No. 133 on its financial statements. However, it should be noted that SFAS No. 133 could increase volatility in future reported earnings and other comprehensive income.

8.       INTEREST AND INCOME TAXES PAID

         The following table provides interest and income taxes paid during each period presented.


                                          Three Months              Six Months
         Periods Ended June 30           2000      1999           2000      1999
         -----------------------------------------------------------------------
                                                     (in thousands)
         Interest payments             $9,465    $9,117        $10,071    $9,424
         Income tax payments             $270      $212           $270      $641



9.       Contingencies and Commitments

         In its Form 8-K filed July 2, 1996, the Company disclosed that a lawsuit relating to overriding royalty interests in certain Arkansas oil and gas properties had been filed against it and two of its wholly-owned subsidiaries. The lawsuit, which was brought by a party who was originally included in (but opted out of) the Hales class action litigation described in Note 3 above, involves claims similar to those upon which judgment was rendered against the Company and its subsidiaries. This matter went to a non-jury trial as to liability on January 10, 2000 and the Company is awaiting the Court's ruling. In September 1998, another party who opted out of the class threatened the Company with similar litigation. That third party has never pursued any action against the Company and we believe any such action would now be barred by the statute of limitations. While the amounts of these pending and threatened claims could be significant, management believes, based on its extensive investigations, trial preparation, and discussions with outside counsel, that these claims are without merit and, that the Company's ultimate liability, if any, will not be material to its consolidated financial position or results of operations.


         The Company and the other general partner of NOARK have severally guaranteed the principal and interest payments on NOARK's 7.15% Notes due 2018. At June 30, 2000 and December 31, 1999, the principal outstanding for these Notes was $76.0 million and $77.0 million, respectively. The Company's share of the several guarantee is 60%. The Notes were issued in June 1998 and require semi-annual principal payments of $1.0 million. The proceeds from the issuance of the Notes were used to repay temporary financing provided by the other general partner and outstanding amounts under an unsecured revolving credit agreement. The temporary financing provided by the other general partner was incurred in connection with the prepayment in early 1998 of NOARK's 9.74% Senior Secured notes. Under the several guarantee, the Company is required to fund its share of NOARK's debt service which is not funded by operations of the pipeline. As a result of the integration of NOARK Pipeline with the Ozark Gas Transmission System, management of the Company believes that it will realize its investment in NOARK over the life of the system. Therefore, no provision for any loss has been made in the accompanying financial statements. Additionally, the Company's gas distribution subsidiary has transportation contracts for firm capacity of 82.3 MMcfd on NOARK's integrated pipeline system. These contracts expire in 2002 and 2003, and are renewable year-to-year thereafter until terminated by 180 days' notice.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following updates information as to the Company's financial condition provided in the Company's Form 10-K for the year ended December 31, 1999, and analyzes the changes in the results of operations between the three and six month periods ended June 30, 2000, and the comparable periods of 1999.

RESULTS OF OPERATIONS

The Company reported a net loss for the three months ended June 30, 2000 of $64.2 million, or $2.57 per share, compared to a net loss of $1.7 million, or $.07 per share, in 1999. One-time charges during the quarter ended June 30, 2000 included a negative $109.3 million judgment in the Hales royalty lawsuit ($66.7 million after-tax) and an extraordinary loss on the early retirement of debt. These charges more than offset a $3.2 million gain from the sale of the Company's Missouri utility properties, which closed May 31, and improved results from the Company's operations. Excluding these items, Southwestern would have reported net income of $1.4 million, or $.05 per share, for the second quarter of 2000. The net loss for the six months ended June 30, 2000 was $55.0 million, or $2.20 per share. Excluding the unusual items discussed above, net income for the first six months of 2000 would have been $10.6 million, or $.42 per share, compared to net income of $7.4 million, or $.30 per share for the same period in 1999.

Excluding the effects of the Hales judgment, the exploration and production segment had improved operating results benefiting from both increased production and higher commodity prices. The following tables compare operating revenues and operating income by business segment for the three and six month periods ended June 30, 2000 and 1999:

                                           Quarter Ended                Six Months Ended
                                              June 30,                      June 30,
                                    --------------------------     --------------------------
                                       2000            1999           2000            1999
                                    ----------      ----------     ----------      ----------
                                                          (in thousands)
Revenues
  Exploration and production        $   24,785      $   16,037     $   49,546      $   36,418
  Gas distribution                      23,326          21,545         76,574          74,663
  Marketing and other                   50,908          31,254         94,265          53,344
  Eliminations                         (20,536)        (12,797)       (44,989)        (30,166)
                                    ----------      ----------     ----------      ----------
                                    $   78,483      $   56,039     $  175,396      $  134,259
                                    ==========      ==========     ==========      ==========

Operating Income (Loss)
  Exploration and production        $ (101,660)(1)  $    1,707     $  (92,972)(1)  $    7,593
  Gas distribution                        (692)           (623)        10,678          12,327
  Marketing and other                      503             457          1,501           1,550
                                    ----------      ----------     ----------      ----------
                                    $ (101,849)     $    1,541     $  (80,793)     $   21,470
                                    ==========      ==========     ==========      ==========

[FN]
(1) Includes a loss of $109.3 million for the Hales judgment. Excluding this loss, operating income for the exploration and production segment would have been $7.7 million and $16.3 million for the three and six month periods ended June 30, 2000, respectively.

Exploration and Production

Revenues for the exploration and production segment were up 55% for the three month period ended June 30, 2000 and up 36% for the six month period ended June 30, 2000, both as compared to the same periods in 1999. Operating income, excluding the $109.3 Hales judgment, was up $5.9 million for the three months ended June 30, 2000, and up $8.7 million for the six months ended June 30, 2000 both as compared to the same periods in 1999. The improvements in operating income were due to both higher gas and oil prices and increased gas and oil production. Gas and oil production during the second quarter of 2000 was 8.9 billion cubic feet (Bcf) equivalent, up from 8.1 Bcf equivalent for the same period in 1999. For the six months ended June 30, 2000, gas and oil production was 17.6 Bcf equivalent up from 16.6 Bcf equivalent for the same period of 1999. The increase in production resulted from new wells added in 1999 and 2000. Gas production was 7.9 Bcf for the three months ended June 30, 2000, and 15.7 Bcf for the six months ended June 30, 2000, compared to 7.2 Bcf and 14.9 Bcf, respectively, for the same periods in 1999. The Company's sales to its gas distribution systems were 4.8 Bcf during the six months ended June 30, 2000, compared to 4.5 Bcf for the same period in 1999. The Company's oil production was 324 thousand barrels (MBbls) during the six months ended June 30, 2000, up from 290 MBbls for the same period of 1999.

The Company received an average price of $2.64 per thousand cubic feet (Mcf) for its gas production for the three months ended June 30, 2000, up from $1.91 per Mcf for the same period of 1999. The Company received an average price of $2.63 per Mcf for its gas production during the six months ended June 30, 2000, up from $2.19 for the same period of 1999. The Company hedged 9.5 Bcf of gas production in the first half of 2000 at $2.42 per Mcf which had the effect of reducing the average gas price realized during the period by $.40 per Mcf. On a comparative basis, the average price during the first half of 1999 included the positive effect of hedges that increased the average price by $.20 per Mcf. Additionally, the Company receives monthly demand charges related to the no-notice service it makes available to the utility segment which increases the Company's average gas price received. The Company has hedged approximately 5.6 Bcf of its production in the third quarter of 2000 at an average NYMEX price of $2.38, and has hedged 2.6 Bcf in the fourth quarter at an average price of $2.38 per Mcf. Additionally, the Company has natural gas price collars on 4.4 Bcf of its fourth quarter 2000 gas production that have an average NYMEX price floor of $2.52 per Mcf and an average ceiling price of $3.62 per Mcf. The Company received an average price of $22.78 per barrel for its oil production during the six months ended June 30, 2000, up from $13.70 per barrel for the same period of 1999. For the remainder of 2000, the Company has hedges in place for 318,000 barrels at an average price of $23.24 per barrel.

Subsequent to June 30, 2000, the Company sold at auction approximately 130 non-strategic Oklahoma properties located in the Anadarko Basin. These properties produced approximately 1.5 Bcf equivalent per year and were sold for approximately $12.5 million.

Gas Distribution

On May 31, 2000, the Company completed the sale of its Missouri gas distribution assets for $32.0 million. The sale resulted in a pre-tax gain of approximately $3.2 million and proceeds from the sale were used to pay down debt. As a result of the adverse Hales judgment, the Company's Board of Directors has authorized management to pursue the sale of the Company's remaining gas distribution operations. The Company is currently in the process of soliciting interest for the sale of its gas distribution assets. The proceeds from the proposed sale will be used to pay down borrowings, including borrowings incurred subsequent to June 30, 2000 related to the Hales judgment. The Company is currently unable to estimate the timing of the completion of the proposed sale and can not at this time estimate the proceeds that would be realized from the sale. The Company does, however, expect to realize a gain from the sale of these assets.

Operating income of the gas distribution segment decreased 11% in the second quarter of 2000 and 13% for the first six months of 2000, as compared to the same periods of 1999. The decreases in operating income were primarily due to weather which was 19% warmer than normal and 2% warmer than in the same period of 1999, and a reduction in rates that became effective December 1999. The decrease in rates was the result of an agreement with the Staff of the Arkansas Public Service Commission during the third quarter of 1999 to close multiple open dockets and to reduce annual rates by $1.4 million. The utility systems delivered 17.3 Bcf to sales and end-use transportation customers during the six months ended June 30, 2000, down from 18.0 Bcf for the same period in 1999. The decrease in deliveries was due to warmer weather.

The Company's average rate for its utility sales increased during the first half of 2000 to $5.87 per Mcf, up from $5.44 per Mcf for the same period in 1999. The increase reflected higher prices paid for purchases of natural gas which are passed through to customers under automatic adjustment clauses.

Going forward, the Company's comparative operating results for its gas distribution segment will be lower reflecting the Missouri asset divestiture and the loss of Missouri customers. However, the Company does not expect the sale to materially impact earnings as the loss in operating income should be offset by a corresponding decrease in interest expense. The Company served approximately 48,000 customers in Missouri. The Company's remaining gas distribution systems in Arkansas serve approximately 134,000 customers.

Marketing and NOARK Pipeline

Operating income for the marketing segment was $1.5 million for the first half of 2000, even with the same period in 1999, as an increase in gas marketing revenues was offset by a comparable increase in purchased gas costs. The Company marketed 33.9 Bcf of gas in the first six months of 2000, compared to 28.4 Bcf for the same period in 1999.

The Company's share of the NOARK Pipeline System Limited Partnership (NOARK) pre-tax loss included in other income was $.5 million for the second quarter and $1.1 million for the first six months of 2000, even with the same periods in 1999.

Operating Costs and Expenses

Operating costs and expenses, exclusive of purchased gas costs and the Hales judgment, increased 9% in both the second quarter and the first six months of 2000, as compared to the same periods in 1999. The increases were primarily caused by higher operating and general expenses and increased depreciation, depletion and amortization expense. The increase in operating and general expenses was due primarily to increased production costs and increased severance and ad valorem taxes in the exploration and production segment that resulted primarily from increased production volumes and higher prices. The increase in depreciation, depletion and amortization expense was due to the increase in production in the exploration and production segment and an increase in the amortization rate per unit of production. The amortization rate for this segment averaged $1.03 per Mcf equivalent for the first six months of 2000, compared to $.99 per Mcf equivalent in the first six months of 1999. The changes in purchased gas costs for the gas distribution and marketing segments reflect volumes purchased, prices paid for supplies and the mix of purchases from intercompany versus third party sources.

The Company utilizes the full cost method of accounting for costs related to its oil and natural gas properties. Under this method, all such costs (productive and nonproductive) are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the units-of-production method. These capitalized costs are subject to a ceiling test, however, which limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved gas and oil reserves discounted at 10 percent plus the lower of cost or market value of unproved properties. At June 30, 2000, the Company's unamortized costs of oil and gas properties did not exceed this ceiling amount. The Company's full cost ceiling is evaluated at the end of each quarter. A decline in gas and oil prices from current levels, or other factors, without other mitigating circumstances, could cause a future write-down of capitalized costs and a non-cash charge against future earnings.

Interest expense for the six months ended June 30, 2000, was up 18% compared to the same period in 1999, due to higher average borrowings, one-time costs associated with the new revolving credit facility discussed below in Financing Requirements, and a lower level of capitalized interest. Interest is capitalized in the exploration and production segment on costs that are unevaluated and excluded from amortization.

The changes in the provisions for current and deferred income taxes recorded in the three and six month periods ended June 30, 2000, as compared to the same periods in 1999, resulted primarily from the Hales judgment which resulted in a deferred tax benefit of $42.6 million. Other items impacting deferred taxes include the level of taxable income and the deduction of intangible drilling costs in the year incurred for tax purposes, netted against the turnaround of intangible drilling costs deducted for tax purposes in prior years. Intangible drilling costs are capitalized and amortized over future years for financial reporting purposes under the full cost method of accounting.

CHANGES IN FINANCIAL CONDITION

Changes in the Company's financial condition at June 30, 2000, as compared to December 31, 1999, primarily reflect the impact of the Hales judgment (see Note
3) and the seasonal nature of the gas distribution segment of the Company's business combined with the sale of the Company's Missouri gas distribution assets.

Routine capital expenditures, cash dividends and scheduled debt retirements are predominantly funded through cash provided by operations. For the first six months of 2000 and 1999, net cash provided by operating activities was $50.6 million and $40.3 million, respectively, and exceeded the total of these routine requirements. In connection with the Hales judgment, the Company indefinitely suspended the quarterly dividend on its common stock.

Financing Requirements

In July 2000, the Company replaced its existing revolving credit facilities that had previously provided the Company access to $80.0 million of variable rate capital with a new revolving credit facility that has a capacity of $180.0 million. This new facility was used to fund the Hales judgment of $109.3 million, pay off the existing revolver balance ($20.0 million at June 30, 2000), and retire $22.0 million of private placement debt. The new credit facility will also be used to fund normal working capital needs. The interest rate on the new facility is 112.5 basis points over the LIBOR rate. The new credit facility has a term of 364 days and will provide temporary financing while the Company pursues the potential sale of its gas distribution assets.

In August 2000, the Company retired $22.0 million of 9.36% private placement notes due in annual installments of $2.0 million beginning December 4, 2001. Certain costs of the redemption were expensed during the second quarter of 2000 and are classified as an extraordinary loss, net of related income tax effects.

Due to the Company's replacement of its revolving credit facility and retirement of the private placement debt discussed above, the $20.0 million revolver balance and the $22.0 million private placement have been classified as short-term debt on the Company's balance sheet at June 30, 2000.

During the first six months of 2000, the Company's debt was reduced by $35.2 million, due to seasonally strong cash flow and the application of the proceeds from the sale of the Company's Missouri gas distribution assets. Total debt at June 30, 2000, accounted for 67% of the Company's capitalization, up from 61% at December 31, 1999. The increase reflected the decline in shareholders' equity resulting from the loss related to the Hales judgment. The Hales judgment was funded on July 18, 2000 with the Company's new revolving credit facility. Including this amount as a component of debt, the Company's debt capitalization would have been 74% at June 30, 2000.

The Company expects its outstanding borrowings to increase during the remaining months of 2000 as cash generated from operations will be less than the requirements for routine capital expenditures due to lower levels of heating-generated revenues and seasonally higher capital expenditures resulting from favorable drilling and construction weather. The Company's capital expenditures for the first six months of 2000 were $43.4 million, compared to $28.5 million for the same period in 1999.

At June 30, 2000, the NOARK partnership had outstanding debt totaling approximately $76.0 million. The Company and the other general partner of NOARK have severally guaranteed the principal and interest payments on the NOARK debt. The Company's share of the several guarantee is 60%.

Working Capital

Accounts receivable has declined since December 31, 1999, due primarily to seasonally lower gas deliveries of the gas distribution segment and the loss of customers resulting from the sale of the Missouri gas distribution assets, partially offset by increases in sales by the marketing segment. The decrease in inventories since December 31, 1999, is the result of the sale of the Missouri assets, combined with withdrawals of gas stored underground to meet seasonal requirements in the gas distribution segment and sales of gas to unaffiliated parties from the Company's unregulated underground storage facility.

Accounts payable has increased since December 31, 1999, due primarily to increases in gas purchase costs in the marketing segment, seasonally lower third party gas purchases of the gas distribution segment and to the timing of expenditures. Short-term debt has increased since December 31, 1999 due primarily to the reclassification of $42 million of long-term debt to short-term debt as a result of the revolving credit facility entered into subsequent to June 30, 2000, as discussed above in Financing Requirements. The June 30, 2000 accrued liability for the Hales judgment was subsequently funded using the new revolving credit facility. At June 30, 2000, the company had under-recovered gas costs of $3.6 million recorded in current assets. Purchased gas costs are recovered from the Company's utility customers in subsequent months through automatic cost of gas adjustment clauses included in the utility's filed rate tariffs. At December 31, 1999 the Company had over-recovered gas costs of $1.2 million recorded in other current liabilities. Other changes in current assets and current liabilities between periods resulted primarily from the timing of expenditures and receipts.

FORWARD LOOKING INFORMATION

All statements, other than historical financial information, included in this discussion and analysis of financial condition and results of operations may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes the expectations expressed in such forward-looking statements are based on reasonable assumptions, such statements are not guarantees of future performance and actual results or developments may differ materially from those in the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include, but are not limited to, the timing and extent of changes in commodity prices for gas and oil, the timing and extent of the Company's success in discovering, developing, producing, and estimating reserves, the effects of weather and regulation on the Company's gas distribution segment, the value that the Company's gas distribution segment may bring in exploring sales opportunities for this segment, increased competition, legal and economic factors, changing market conditions, the comparative cost of alternative fuels, conditions in capital markets and changes in interest rates, availability of oil field services, drilling rigs, and other equipment, as well as various other factors beyond the Company's control.

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

Credit Risks

     The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables and derivative contracts associated with commodities trading. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas. No single customer accounts for greater than 11% of accounts receivable. See the discussion of credit risk associated with commodities trading below.

Interest Rate Risk

     The Company's short-term debt obligations are sensitive to changes in interest rates. The Company's policy is to manage interest rates through use of a combination of fixed and floating rate debt. Interest rate swaps may be used to adjust interest rate exposures when appropriate. There were no interest rate swaps outstanding at June 30, 2000. There have been no material changes in the interest rate risk information that was presented in the Company's 1999 10-K.

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

     The following table provides information about the Company's financial instruments that are sensitive to changes in commodity prices. The table presents the notional amount in Bcf (billion cubic feet), the weighted average contract prices, and the total dollar contract amount by expected maturity dates. The "Carrying Amount" for the contract amounts are calculated as the contractual payments for the quantity of gas or oil to be exchanged under futures contracts and do not represent amounts recorded in the Company's financial statements. The "Fair Value" represents values for the same contracts using comparable market prices at June 30, 2000. At June 30, 2000, the "Carrying Amount" of these financial instruments exceeded the "Fair Value" by $31.7 million.

                                                                Expected Maturity Date
                                      -------------------------------------------------------------------------
                                           2000               2001               2002               2003
                                      ----------------   ----------------   ----------------   ----------------
                                      Carrying   Fair    Carrying   Fair    Carrying   Fair    Carrying   Fair
                                       Amount    Value    Amount    Value    Amount    Value    Amount    Value
                                      --------   -----   --------   -----   --------   -----   --------   -----
Natural Gas:
Swaps with a fixed price receipt
   Contract volume (Bcf)                  8.3                1.2                1.0                 .2
   Weighted average price per Mcf       $2.39              $2.70              $2.65              $2.75
   Contract amount (in millions)        $19.9    $2.5       $3.1    $2.0       $2.6    $2.2        $.6     $.6

Swaps with a fixed price payment
   Contract volume (Bcf)                   .4                  -                  -                  -
   Weighted average price per Mcf       $4.25                  -                  -                  -
   Contract amount (in millions)         $1.6    $1.6          -       -          -       -          -       -

Price collar
   Contract volume (Bcf)                  4.4                9.3                  -                  -
   Weighted average floor price
   per Mcf                              $2.52              $2.56                  -                  -
   Contract amount of floor
   (in millions)                        $11.0   $11.2      $23.7   $25.0          -       -          -       -
   Weighted average ceiling price
   per Mcf                              $3.62              $3.20                  -                  -
   Contract amount of ceiling
   (in millions)                        $15.7   $11.6      $29.6   $22.4          -       -          -       -

Oil:
Swaps with a fixed price receipt
   Contract volume (MBbls)                318                 72                  -                  -
   Weighted average price per Bbl      $23.24             $17.49                  -                  -
   Contract amount (in millions)         $7.4    $5.1       $1.3     $.6          -       -          -       -

Price floor
   Contract volume (MBbls)                  -                325                  -                  -
   Weighted average price per Bbl           -             $18.00                  -                  -
   Contract amount (in millions)            -       -       $5.9    $5.9          -       -          -       -


                                     PART II

                                OTHER INFORMATION

Item 1

In the Company's Form 8-K filed June 22, 2000, it reported that the Arkansas Supreme Court ruled to affirm the 1998 decision of the Sebastian County Circuit Court awarding $109.3 million in a class action to royalty owners of SEECO, Inc., a wholly-owned subsidiary of Southwestern Energy Company. The Company has continuously reported on this matter and the details of the related matter involving a similar claim by the United States Minerals Management Service
(MMS). The Company fully satisfied the judgment and the Circuit Court in Sebastian County issued an order in complete and final satisfaction of the judgment effective July 18, 2000. Since MMS is a member of the class whose claim was satisfied by the Court's order on July 18, 2000, the MMS claim is also extinguished. The Company has put in place interim financing with its lead banks to satisfy the judgment and meet its immediate financial obligations. This new credit facility has a term of 364 days and will provide interim financing while the Company pursues the proposed sale of its utility business.

In its Form 8-K filed July 2, 1996, the Company disclosed that a lawsuit relating to overriding royalty interests in certain Arkansas oil and gas properties had been filed against it and two of its wholly-owned subsidiaries. The lawsuit, which was brought by a party who was originally included in (but opted out of) the class action litigation described above, involves claims similar to those upon which judgment was rendered against the Company and its subsidiaries. This matter went to a non-jury trial as to liability on January 10, 2000 and the Company is awaiting the Court's ruling. In September 1998, another party who opted out of the class threatened the Company with similar litigation. That third party has never pursued any action against the Company and we believe any such action would now be barred by the statute of limitations. While the amounts of these pending and threatened claims could be significant, management believes, based on its extensive investigations, trial preparation, and discussions with outside counsel, that these claims are without merit and, that the Company's ultimate liability, if any, will not be material to its consolidated financial position or results of operations.

Items 2 - 6(a)

No developments required to be reported under Items 2 - 6(a) occurred during the quarter ended June 30, 2000.

Item 6(b)

On June 22, 2000, the Company filed a current report on Form 8-K announcing the Arkansas Supreme Court ruling to affirm the 1998 decision of a Sebastian County Circuit Court awarding $109.3 million in a class action to royalty owners of SEECO, Inc., a wholly-owned Southwestern Energy Company subsidiary.

On June 26, 2000, the Company filed a current report of Form 8-K announcing approval of the Board of Directors to pursue the sale of its utility business to fund the $109.3 million class action judgment against the Company and to strengthen the Company's financial condition.










                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                SOUTHWESTERN ENERGY COMPANY
                                                ---------------------------
                                                         Registrant


DATE:    August 8, 2000                         BY:   /s/ GREG D. KERLEY
     ---------------------                      ---------------------------
                                                       Greg D. Kerley
                                                  Executive Vice President
                                                 and Chief Financial Officer