Form 10-Q
period 2000-09-30
SOUTHWESTERN ENERGY CO
filed 2000-11-08
CIK 7332

===========================================================================

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                        -----------------------
                               FORM 10-Q
 (Mark one)
    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934
                For the quarterly period ended September 30, 2000
                                               ------------------

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
                              Yes: X    No:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               Class                     Outstanding at November 1, 2000
    ----------------------------         -------------------------------
    Common Stock, Par Value $.10                   25,033,381

===========================================================================
                                   - 1 -

                                   PART I

                            FINANCIAL INFORMATION

                 SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                   ASSETS

                                               September 30,    December 31,
                                                   2000             1999
                                               -------------    ------------
                                                      ($ in thousands)
     Current Assets
       Cash                                      $     727        $   1,240
       Accounts receivable                          40,635           43,339
       Inventories, at average cost                 19,610           21,520
       Under-recovered purchased gas costs           6,862                -
       Other                                         3,080            4,073
                                                 ---------        ---------
            Total current assets                    70,914           70,172
                                                 ---------        ---------
     Investments                                    14,201           14,180
                                                 ---------        ---------
     Property, Plant and Equipment, at cost
       Gas and oil properties, using the
         full cost method                          856,270          816,199
       Gas distribution systems                    189,496          222,145
       Gas in underground storage                   30,884           28,712
       Other                                        29,236           28,826
                                                 ---------        ---------
                                                 1,105,886        1,095,882
       Less:  Accumulated depreciation,
                depletion and amortization         544,704          519,927
                                                 ---------        ---------
                                                   561,182          575,955
                                                 ---------        ---------

     Other Assets                                   12,610           11,139
                                                 ---------        ---------

     Total Assets                                $ 658,907        $ 671,446
                                                 =========        =========



                 The accompanying notes are an integral part
                       of the financial statements.

                SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                               September 30,    December 31,
                                                   2000             1999
                                               -------------    ------------
                                                      ($ in thousands)
     Current Liabilities
       Short-term debt                           $ 151,300        $   7,500
       Accounts payable                             35,834           33,069
       Taxes payable                                 2,462            3,506
       Interest payable                              7,086            2,483
       Customer deposits                             4,829            6,021
       Other                                         6,325            3,767
                                                 ---------        ---------
            Total current liabilities              207,836           56,346
                                                 ---------        ---------
     Long-Term Debt, less current portion above    225,000          294,700
                                                 ---------        ---------
     Other Liabilities
       Deferred income taxes                        91,260          126,902
       Other                                         2,772            3,142
                                                 ---------        ---------
                                                    94,032          130,044
                                                 ---------        ---------
     Commitments and Contingencies

     Shareholders' Equity
       Common stock, $.10 par value; authorized
         75,000,000 shares, issued 27,738,084
         shares                                      2,774            2,774
       Additional paid-in capital                   20,749           20,732
       Retained earnings                           139,272          198,044
       Less:  Common stock in treasury, at cost,
                2,704,143 shares in 2000 and
                2,700,391 shares in 1999            30,125           30,083
              Unamortized cost of 130,991
                restricted shares in 2000
                and 188,781 restricted shares
                in 1999, issued under stock
                incentive plan                         631            1,111
                                                 ---------        ---------
                                                   132,039          190,356
                                                 ---------        ---------
     Total Liabilities and Shareholders' Equity  $ 658,907        $ 671,446
                                                 =========        =========

                 The accompanying notes are an integral part
                       of the financial statements.

               SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                                            Quarter Ended               Nine Months Ended
                                                            September 30,                 September 30,
                                                      -------------------------     -------------------------
                                                         2000           1999           2000           1999
                                                      ----------     ----------     ----------     ----------
                                                            ($ in thousands, except per share amounts)

     Operating Revenues
       Gas sales                                      $   32,421     $   28,238     $  130,399     $  119,892
       Gas marketing                                      38,109         27,915        103,497         62,720
       Oil sales                                           3,683          2,556         11,060          6,529
       Gas transportation and other                        1,129          1,691          5,782          5,518
                                                      ----------     ----------     ----------     ----------
                                                          75,342         60,400        250,738        194,659
                                                      ----------     ----------     ----------     ----------
     Operating Costs and Expenses
       Gas purchases - utility                             3,275          5,994         30,501         34,068
       Gas purchases - marketing                          37,187         27,079        100,306         59,752
       Operating expenses                                  8,238          8,123         25,580         24,888
       General and administrative expenses                 5,217          5,731         17,907         17,208
       Unusual items                                       2,000              -        111,288              -
       Depreciation, depletion and amortization           11,627         10,133         33,969         30,826
       Taxes, other than income taxes                      1,914          1,676          6,096          4,783
                                                      ----------     ----------     ----------     ----------
                                                          69,458         58,736        325,647        171,525
                                                      ----------     ----------     ----------     ----------
     Operating Income (Loss)                               5,884          1,664        (74,909)        23,134
                                                      ----------     ----------     ----------     ----------
     Interest Expense
       Interest on long-term debt                          7,039          4,916         17,184         14,429
       Other interest charges                                212            252          1,317            793
       Interest capitalized                                 (548)          (814)        (1,868)        (2,480)
                                                      ----------     ----------     ----------     ----------
                                                           6,703          4,354         16,633         12,742
                                                      ----------     ----------     ----------     ----------
     Other Income (Expense)                                 (417)          (482)         1,581         (1,387)
                                                      ----------     ----------     ----------     ----------
     Income (Loss) Before Income Taxes                    (1,236)        (3,172)       (89,961)         9,005
                                                      ----------     ----------     ----------     ----------
     Income Tax Provision (Benefit)
       Current                                                 -         (4,402)             -         (3,652)
       Deferred                                             (482)         3,165        (35,084)         7,164
                                                      ----------     ----------     ----------     ----------
                                                            (482)        (1,237)       (35,084)         3,512
                                                      ----------     ----------     ----------     ----------
     Income (Loss) Before Extraordinary Item                (754)        (1,935)       (54,877)         5,493
     Extraordinary Loss Due to Early Retirement
       of Debt (Net of $569 Tax Benefit)                       -              -           (890)             -
                                                      ----------     ----------     ----------     ----------
     Net Income (Loss)                                $     (754)    $   (1,935)    $  (55,767)    $    5,493
                                                      ==========     ==========     ==========     ==========
     Basic and Diluted Earnings (Loss) Per Share
     Income (Loss) Before Extraordinary Item              ($0.03)        ($0.08)        ($2.19)         $0.22
     Extraordinary Loss Due to Early Retirement
       of Debt (Net of $569 Tax Benefit)                       -              -          (0.04)             -
                                                      ----------     ----------     ----------     ----------
     Net Income (Loss)                                    ($0.03)        ($0.08)        ($2.23)         $0.22
                                                      ==========     ==========     ==========     ==========
     Basic and Diluted Average Common
       Shares Outstanding                             25,034,306     24,938,229     25,035,626     24,935,402
                                                      ==========     ==========     ==========     ==========
     Dividends Declared Per Share Payable 11/5/99              -          $ .06              -          $0.06
                                                      ==========     ==========     ==========     ==========

                 The accompanying notes are an integral part
                       of the financial statements.

                 SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                             Nine Months Ended
                                                               September 30,
                                                           --------------------
                                                             2000        1999
                                                           --------    --------
                                                             ($ in thousands)
     Cash Flows From Operating Activities
       Net income (loss)                                   $(55,767)   $  5,493
       Adjustments to reconcile net income (loss) to
         net cash provided by (used in) operating
         activities:
           Depreciation, depletion and amortization          35,010      31,850
           Deferred income taxes                            (35,084)      7,164
           Equity in loss of partnership                      1,510       1,620
           Gain on sale of Missouri utility assets           (3,209)          -
           Extraordinary loss due to early retirement
              of debt (net of tax)                              890           -
           Change in assets and liabilities:
             (Increase) decrease in accounts receivable        (287)     12,173
             Increase in inventories                           (319)     (4,297)
             Increase in under-recovered purchased
                gas costs                                    (8,025)     (3,704)
             Increase (decrease) in accounts payable          3,686      (1,020)
             Increase in interest payable                     4,613       4,546
             Net change in other current assets
                and liabilities                               3,978      (3,633)
                                                           --------    --------
     Net cash provided by (used in) operating activities    (53,004)     50,192
                                                           --------    --------
     Cash Flows From Investing Activities
       Capital expenditures                                 (57,422)    (49,482)
       Sale of Missouri utility assets                       32,000           -
       Sale of oil and gas properties                        13,651           -
       Investment in partnership                             (1,620)          -
       (Increase) decrease in gas stored underground         (2,172)        621
       Other items                                             (132)      2,395
                                                           --------    --------
     Net cash used in investing activities                  (15,695)    (46,466)
                                                           --------    --------
     Cash Flows From Financing Activities
       Net change in revolving debt                         103,600         700
       Retirement of private placement notes and
         prepayment penalty                                 (24,910)          -
       Payment on revolving short-term note                  (7,500)          -
       Cash dividends                                        (3,004)     (4,488)
                                                           --------    --------
     Net cash provided by (used in) financing activities     68,186      (3,788)
                                                           --------    --------
     Decrease in cash                                          (513)        (62)
     Cash at beginning of year                                1,240       1,622
                                                           --------    --------
     Cash at end of period                                 $    727    $  1,560
                                                           ========    ========

                 The accompanying notes are an integral part
                       of the financial statements.

                  SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000


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

2.       EARNINGS PER SHARE

         Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during each year. The diluted earnings per share calculation adds to the weighted average number of common shares outstanding the incremental shares that would have been outstanding assuming the exercise of dilutive stock options. The Company had options for 2,033,665 shares of common stock with a weighted average exercise price of $10.53 per share at September 30, 2000, and options for 1,574,815 shares with an average exercise price of $12.02 per share at September 30, 1999, that were not included in the calculation of diluted shares because they would have had an antidilutive effect.

3.       UNUSUAL ITEMS

         The Company incurred an unusual charge of $2.0 million related to litigation in the third quarter of 2000. Additionally, in the second quarter of 2000, the Company reported that the Arkansas Supreme Court ruled to affirm the 1998 decision of the Sebastian County Circuit Court awarding $109.3 million in a class action to royalty owners of SEECO, Inc., a wholly-owned subsidiary of Southwestern Energy Company. The Company has continuously reported on this matter and the details of the related matter involving a similar claim by the United States Mineral Management Service (MMS). The Company fully satisfied the judgment and the Circuit Court in Sebastian County issued an order in complete satisfaction of the judgment effective July 18, 2000. Since MMS is a member of the class whose claim was satisfied by the Court's order on July 18, 2000, the MMS claim is also extinguished. The Company has put in place interim financing with its lead banks to satisfy the judgment and meet its immediate financial obligations (see Note 4).

         The Company is currently in the process of soliciting interest for the sale of its gas distribution assets. The proceeds from the proposed sale will be used to pay down borrowings, including borrowings incurred related to the Hales judgment. The Company is currently unable to estimate the timing of the completion of the proposed sale and can not at this time estimate the proceeds that would be realized from such a sale.

4.       DEBT

         In July 2000, the Company replaced its existing revolving credit facilities with a new revolving credit facility that has a capacity of $180.0 million. This new facility was used to fund the Hales judgment of $109.3 million, pay off the existing revolver balance, and retire $22.0 million of private placement debt. The new credit facility is also being used to fund normal working capital needs. The interest rate on the new facility is 112.5 basis points over the LIBOR rate. The new credit facility has a term of 364 days and will provide temporary financing while the Company pursues the proposed sale of its gas distribution assets (see Note 3).

         In August 2000, the Company retired $22.0 million of 9.36% private placement notes. Certain costs of the redemption were expensed during the second quarter of 2000 and are classified as an extraordinary loss, net of related income tax effects, in the accompanying financial statements.

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

                                                Exploration
                                                    and           Gas
                                                Production    Distribution   Marketing      Other        Total
                                                -----------   ------------   ---------    ---------    ---------
                                                                           (in thousands)
         Three months ended September 30, 2000:
         Revenues from external customers         $ 21,180      $ 16,052     $  38,110    $      -     $  75,342
         Intersegment revenues                       5,337            29        20,796         112        26,274
         Depreciation, depletion and
           amortization expense                     10,092         1,494            18          23        11,627
         Operating income                            7,166(3)     (1,745)          464          (1)        5,884
         Interest expense(1)                         5,570           859             -         274         6,703
         Provision (benefit) for income taxes(1)       638        (1,008)          176        (288)         (482)
         Assets                                    452,167       154,716        18,674      33,350(2)    658,907
         Capital expenditures                       12,497         1,351             -         170        14,018

         Three months ended September 30, 1999:


         Revenues from external customers         $ 13,074      $ 19,411     $  27,915    $      -     $  60,400
         Intersegment revenues                       3,782            59        11,423         112        15,376
         Depreciation, depletion and
           amortization expense                      8,344         1,749            18          22        10,133
         Operating income                            2,667        (1,542)          469          70         1,664
         Interest expense (1)                        2,827         1,255           (15)        287         4,354
         Provision (benefit) for income taxes(1)       (84)       (1,119)          189        (223)       (1,237)
         Assets                                    428,408       177,297        13,669      38,965(2)    658,339
         Capital expenditures                       19,398         1,536             -          14        20,948

         Nine months ended September 30, 2000:
         Revenues from external customers         $ 54,694      $ 92,546     $ 103,498     $     -     $ 250,738
         Intersegment revenues                      21,369           110        49,449         335        71,263
         Depreciation, depletion and
           amortization expense                     28,854         4,991            53          71        33,969
         Operating income                          (85,806)(3)     8,933         2,001         (37)      (74,909)
         Interest expense(1)                        12,436         3,386             -         811        16,633
         Provision (benefit) for income taxes(1)   (38,553)        3,351           781        (663)      (35,084)
         Assets                                    452,167       154,716        18,674      33,350(2)    658,907
         Capital expenditures                       53,014         4,003             4         401        57,422

         Nine months ended September 30, 1999:
         Revenues from external customers         $ 37,937      $ 94,002     $  62,720    $      -     $ 194,659
         Intersegment revenues                      15,337           131        29,770         304        45,542
         Depreciation, depletion and
           amortization expense                     25,365         5,340            54          67        30,826
         Operating income                           10,260        10,785         1,924         165        23,134
         Interest expense(1)                         8,271         3,764            (3)        710        12,742
         Provision (benefit) for income taxes(1)       707         2,679           752        (626)        3,512
         Assets                                    428,408       177,297        13,669      38,965(2)    658,339
         Capital expenditures                       44,615         4,721             8         138        49,482

[FN]
(1) Interest expense and the provision (benefit) for income taxes by segment is an allocation of corporate amounts as debt and income tax expense (benefit) are incurred at the corporate level.
(2) Other assets includes the Company's equity investment in the operations of the NOARK Pipeline System, Limited Partnership, corporate assets not allocated to segments, and assets for non-reportable segments.
(3) Includes an unusual charge of $2.0 million related to litigation recorded in the third quarter of 2000 and a loss of $109.3 million for Hales judgment recorded in the second quarter of 2000. Excluding these unusual items, operating income for the Exploration and Production segment would have been $9.2 million and $25.5 million for the three and nine months ended September 30, 2000, respectively.

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

         The Company has not yet quantified the impacts of adopting SFAS No. 133 on its financial statements. However, it should be noted that SFAS No. 133 is expected to increase volatility in future reported earnings and other comprehensive income. The Company has completed its review of existing contracts for embedded derivatives and has found none. The Company is currently completing its inventory of purchase and sale contracts as required under the provisions of SFAS No. 138. All contracts inventoried to date qualify under the normal purchase and sale provision of SFAS No. 138 as physical delivery is expected to occur.

8.       INTEREST AND INCOME TAXES PAID

         The following table provides interest and income taxes paid during each period presented.

                                         Three Months               Nine Months
         Periods Ended September 30     2000      1999             2000     1999
         -----------------------------------------------------------------------
                                                     (in thousands)
         Interest payments            $2,323      $322          $12,394   $9,746
         Income tax payments            $206      $ -              $206     $641

9.       Contingencies and Commitments

         In the Company's Form 8-K filed July 2, 1996, it previously disclosed that a lawsuit relating to overriding royalty interests in certain Arkansas oil and gas properties had been filed. The Company also reported in its second quarter 2000 Form 10-Q that this matter had gone to a non-jury trial as to liability in January 2000 and that the Company was awaiting the court's findings. The court in this matter has issued Findings of Fact and Conclusions of Law that find no fraud was committed. The court also finds that any override royalty interests that may ultimately be found to be subject to the plaintiff's claim for additional override royalties accrued after March 1, 1990. All claims prior to March

         1, 1990 have been barred by the statute of limitations. The ultimate measure of damages will be determined during the damages phase of the non-jury proceedings that is scheduled to occur during the first quarter of 2001. While the Company anticipates that it will owe some additional override royalties to plaintiffs, it does not believe that its liability will be material to its financial condition, but in any one period it could be significant to its results of operations.

         The Company and the other general partner of NOARK have severally guaranteed the principal and interest payments on NOARK's 7.15% Notes due 2018. At September 30, 2000 and December 31, 1999, the principal outstanding for these Notes was $76.0 million and $77.0 million, respectively. The Company's share of the several guarantee is 60%. The Notes were issued in June 1998 and require semi-annual principal payments of $1.0 million. The proceeds from the issuance of the Notes were used to repay temporary financing provided by the other general partner and outstanding amounts under an unsecured revolving credit agreement. The temporary financing provided by the other general partner was incurred in connection with the prepayment in early 1998 of NOARK's 9.74% Senior Secured notes. Under the several guarantee, the Company is required to fund its share of NOARK's debt service which is not funded by operations of the pipeline. As a result of the integration of NOARK Pipeline with the Ozark Gas Transmission System, management of the Company believes that it will realize its investment in NOARK over the life of the system. Therefore, no provision for any loss has been made in the accompanying financial statements. Additionally, the Company's gas distribution subsidiary has transportation contracts for firm capacity of 82.3 MMcfd on NOARK's integrated pipeline system. These contracts expire in 2002 and 2003, and are renewable year-to-year thereafter until terminated by 180 days' notice.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following updates information as to the Company's financial condition provided in the Company's Form 10-K for the year ended December 31, 1999, and analyzes the changes in the results of operations between the three and nine month periods ended September 30, 2000, and the comparable periods of 1999.

RESULTS OF OPERATIONS

The Company reported a net loss for the three months ended September 30, 2000 of $.8 million, or $.03 per share, compared to a net loss of $1.9 million, or $.08 per share, in 1999. Third quarter 2000 results included an unusual charge of $2.0 million related to litigation against the Company. Excluding this unusual charge, net income during the third quarter of 2000 would have been $0.5 million, or $.02 per share.

For the nine months ended September 30, 2000, the Company reported a net loss of $55.8 million, or $2.23 per share, compared to net income of $5.5 million, or $.22 per share for the same period in 1999. One-time charges during the nine months ended September 30, 2000 included a negative $109.3 million judgment in the Hales lawsuit ($66.7 million after-tax), an extraordinary loss on the early retirement of debt, a $3.2 million gain from the sale of the Company's Missouri utility properties, and a $2.0 million charge in the third quarter related to litigation. Excluding these items, Southwestern would have reported net income of $11.1 million, or $.44 per share, for the first nine months of 2000.

                           Exploration and Production

Overview
The Company's exploration and production segment's revenue, profitability and future rate of growth are substantially dependent upon prevailing prices for natural gas and oil, which are dependent upon numerous factors beyond its control, such as economic, political and regulatory developments and competition from other sources of energy. The energy markets have historically been very volatile, and there can be no assurance that oil and gas prices will not be subject to wide fluctuations in the future.

                                               Three Months                  Nine Months
                                               ------------                  -----------
                                             2000         1999            2000          1999
                                          ---------------------       -----------------------
Revenues (in thousands)                   $ 26,517     $ 16,856       $  76,063      $ 53,274
Operating income (loss) (in thousands)    $  7,166(1)  $  2,667       $ (85,806)(1)  $ 10,260

Gas production (Bcf)                           7.9          7.2            23.6          22.1
Oil production (MBbls)                       171.0        133.0           495.0         423.0


Total production (Bcfe)                        9.0          8.0            26.6          24.6

Average gas price per Mcf                    $2.87        $1.99           $2.71         $2.13
Average oil price per Bbl                   $21.56       $19.21          $22.36        $15.44

Operating expenses per Mcfe
  Production expenses                        $0.40        $0.34           $0.38         $0.34
  Production taxes                           $0.15        $0.11           $0.14         $0.09
  General & administrative expenses          $0.26        $0.29           $0.29         $0.29
  Full cost pool amortization                $1.09        $1.01           $1.05         $1.00

[FN]
(1) Includes an unusual charge of $2.0 million related to litigation recorded in the third quarter of 2000 and a loss of $109.3 million for Hales judgment recorded in the second quarter of 2000. Excluding these unusual items, operating income for the Exploration and Production segment would have been $9.2 million and $25.5 million for the three and nine months ended September 30, 2000, respectively.

Revenues and Operating Income
Revenues for the exploration and production segment were up 57% for the three month period ended September 30, 2000 and up 43% for the nine month period ended September 30, 2000, both as compared to the same periods in 1999. The increases were due to both higher gas and oil prices and increased gas and oil production.

Operating income for the exploration and production segment was up $4.5 million for the three months ended September 30, 2000, and, excluding the $111.3 of unusual items, up $15.2 million for the nine months ended September 30, 2000 both as compared to the same periods in 1999. The improvements in operating income were due to higher prices received and increased production.

Production
Gas and oil production during the third quarter of 2000 was 9.0 billion cubic feet (Bcf) equivalent, up 13% from 8.0 Bcf equivalent for the same period in 1999. For the nine months ended September 30, 2000, gas and oil production was
26.6 Bcf equivalent, up 8% from 24.6 Bcf equivalent for the same period of 1999. The increase in production resulted from new wells added in 1999 and 2000 in the Company's Permian Basin and Gulf Coast operating areas. Gas production was 7.9 Bcf for the three months ended September 30, 2000, and 23.6 Bcf for the nine months ended September 30, 2000, compared to 7.2 Bcf and 22.1 Bcf, respectively, for the same periods in 1999. The Company's sales to its gas distribution systems were 5.8 Bcf during the nine months ended September 30, 2000, compared to 5.7 Bcf for the same period in 1999. The Company's oil production was 495 thousand barrels (MBbls) during the nine months ended September 30, 2000, up from 423 MBbls for the same period of 1999.

During the third quarter of 2000, the Company sold at auction approximately 130 non-strategic Oklahoma properties located in the Anadarko Basin. These properties produced approximately 1.5 Bcf equivalent per year and were sold for approximately $12.3 million.

Commodity Prices
The Company received an average price of $2.87 per thousand cubic feet (Mcf) for its gas production for the three months ended September 30, 2000, up from $1.99 per Mcf for the same period of 1999. The Company received an average price of $2.71 per Mcf for its gas production during the nine months ended September 30, 2000, up from $2.13 for the same period of 1999. The Company hedged 15.1 Bcf of gas production in the first nine months of 2000 at $2.40 per Mcf which had the effect of reducing the average gas price realized during the period by $.73 per Mcf. On a comparative basis, the average price during the first nine months of 1999 included the negative effect of hedges that decreased the average price by $.02 per Mcf. For the third quarter of 2000, hedges in place reduced the average price realized by $1.36 per Mcf, compared to a negative effect of $.48 per Mcf in the same period of 1999. Additionally, the Company receives monthly demand charges related to the no-notice service it makes available to the utility segment which increases the Company's average gas price received.

The Company has hedged 2.6 Bcf of gas production in the fourth quarter at an average price of $2.38 per Mcf. Additionally, the Company has natural gas price collars on 4.4 Bcf of its fourth quarter 2000 gas production that have an average NYMEX price floor of $2.52 per Mcf and an average ceiling price of $3.62 per Mcf. For the year of 2001, the Company has 13.8 Bcf of gas production hedged with collars having an average NYMEX floor price of $2.87 per Mcf and an average NYMEX ceiling price of $3.73 per Mcf. The Company also has 1.2 Bcf of gas production in 2001 hedged with fixed price swaps at an average NYMEX price of $2.70 per Mcf.

The Company received an average price of $22.36 per barrel for its oil production during the nine months ended September 30, 2000, up from $15.44 per barrel for the same period of 1999. In the fourth quarter of 2000, the Company has hedges in place for 159,000 barrels at an average price of $23.24 per barrel. For 2001, the Company has a price floor of $18.00 per barrel on 325,000 barrels and a hedge on 72,000 barrels at an average NYMEX price of $17.49 per barrel.

Operating Costs and Expenses
Operating costs and expenses for the exploration and production segment increased in both the third quarter and the first nine months of 2000 due primarily to higher production related expenses and increased depreciation, depletion and amortization expense. The increase in operating and general expenses was due to increased production volumes, a higher level of workover expenses and increased severance and ad valorem taxes that resulted from both increased production volumes and higher commodity prices. The Company is also beginning to experience an inflationary increase in exploration and production related costs due to an overall increase in the activity level of the domestic oil and gas industry. The Company anticipates that these costs will continue to increase in the near future. The increases in depreciation, depletion and amortization expense were due to the increase in production and an increase in the amortization rate per unit of production. The full cost pool amortization rate for this segment averaged $1.05 per Mcf equivalent for the first nine months of 2000, compared to $1.00 per Mcf equivalent in the first nine months of 1999.

The Company utilizes the full cost method of accounting for costs related to its oil and natural gas properties. Under this method, all such costs (productive and nonproductive) are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the units-of-production method. These capitalized costs are subject to a ceiling test, however, which limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved gas and oil reserves discounted at 10 percent plus the lower of cost or market value of unproved properties. At September 30, 2000, the Company's unamortized costs of oil and gas properties did not exceed this ceiling amount. The Company's full cost ceiling is evaluated at the end of each quarter. A decline in gas and oil prices from current levels, or other factors, without other mitigating circumstances, could cause a future write-down of capitalized costs and a non-cash charge against future earnings.

                                Gas Distribution

Overview
The operating results of the Company's gas distribution segment are highly seasonal. This segment typically realizes operating losses in the second and third quarters of the year and realizes operating income during the winter heating season in the first and fourth quarters. The extent and duration of heating weather also impacts the profitability of this segment, although the Company has a weather normalization clause that lessens the impact of revenue increases and decreases which might result from weather variations during the winter heating season. The gas distribution segment's profitability is also dependent upon the timing and amount of regulatory rate increases that are filed with and approved by the Arkansas Public Service Commission. For periods subsequent to allowed rate increases, the Company's profitability is impacted by its ability to manage and control this segment's operating costs and expenses.

                                           Three Months               Nine Months
                                         ----------------           ----------------
                                         2000        1999           2000        1999
                                       --------------------       --------------------
                                           ($ in thousands, except for Mcf amounts)
Revenues                               $ 16,081    $ 19,470       $ 92,656    $ 94,133
Gas purchases                          $  8,611    $  9,776       $ 51,869    $ 49,405
Operating costs and expenses           $  9,215    $ 11,236       $ 31,854    $ 33,943
Operating income (loss)                $ (1,745)   $ (1,542)      $  8,933    $ 10,785

Deliveries (Bcf)
  Sales and end-use transportation          3.4         4.5           20.7        22.5
  Off-system transportation                 0.7         1.1            2.8         3.1

Average number of customers             131,082     174,448        159,109     177,067
Average sales rate per Mcf                $8.40       $7.61          $6.18       $5.77

Heating weather - degree days                44          55          2,026       2,078
                - percent of normal           -           -            81%         84%

Note: Amounts and statistics for 1999 and the nine months ended September 30, 2000 include the operations of the Company's Missouri properties that were sold in May 2000.

On May 31, 2000, the Company completed the sale of its Missouri gas distribution assets for $32.0 million. The sale resulted in a pre-tax gain of approximately $3.2 million and proceeds from the sale were used to pay down debt. As a result of the adverse Hales judgment, the Company's Board of Directors has authorized management to pursue the sale of the Company's remaining gas distribution operations. The Company is still in the process of soliciting interest for the sale of its gas distribution assets. The proceeds from the proposed sale would be used to pay down borrowings, including borrowings incurred related to the Hales judgment. The Company is currently unable to estimate the timing of the completion of the proposed sale and can not at this time estimate the proceeds that would be realized from the sale.

Revenues and Operating Income
Revenues for the quarter and nine months ended September 30, 2000 are down from the comparable periods of 1999 primarily due to the sale of Missouri assets, as discussed above, partially offset by a higher average sales rate. The Company's average rate for its utility sales increased during the first nine months of 2000 to $6.18 per Mcf, up from $5.77 per Mcf for the same period in 1999. The increase reflected higher prices paid for purchases of natural gas which are passed through to customers under automatic adjustment clauses.

Operating income of the gas distribution segment decreased 13% in the third quarter of 2000 and 17% for the first nine months of 2000, as compared to the same periods of 1999. The decreases in operating income were primarily due to a reduction in rates that became effective December 1999, and weather which was 19% warmer than normal and 3% warmer than in the same period of 1999. The decrease in rates was the result of an agreement with the Staff of the Arkansas Public Service Commission during the third quarter of 1999 to close multiple open dockets and to reduce annual rates by $1.4 million.

Deliveries
The utility systems delivered 20.7 Bcf to sales and end-use transportation customers during the nine months ended September 30, 2000, down from 22.5 Bcf for the same period in 1999. The decrease in deliveries was due to warmer weather and the sale of the Missouri operations in May 2000. Excluding the effect of the Missouri operations from both the nine months ended September 30, 2000 and 1999, deliveries to sales and end-use transportation customers were
16.9 Bcf and 17.3 Bcf, respectively.

Operating Costs and Expenses
The changes in purchased gas costs for the gas distribution segment reflect volumes purchased, prices paid for supplies, the mix of purchases from intercompany versus third party sources and the sale of Missouri assets as discussed above. Other operating costs and expenses of the gas distribution segment for the quarter and nine months ended September 30, 2000 were lower than the comparable periods of the prior year due primarily to the sale of Missouri assets.

Going forward, the Company's comparative operating results for its gas distribution segment will be lower reflecting the Missouri asset divestiture. However, the Company does not expect the sale to materially impact consolidated earnings as the loss in operating income should be offset by a corresponding decrease in corporate interest expense.

                               Marketing and Other

                                        Three Months              Nine Months
                                       ---------------          ---------------
                                       2000       1999          2000       1999
                                     ------------------      -------------------
Marketing revenues (in thousands)    $58,906    $39,338      $152,947    $92,490
Marketing operating income
         (in thousands)              $   464    $   469      $  2,001    $ 1,924

Gas volumes marketed (Bcf)              14.6       16.2          48.5       44.6

Marketing
The increase in gas marketing revenues for the three and nine month periods ended September 30, 2000, primarily relates to a substantial increase in natural gas commodity prices from the prior year, and was offset by a comparable increase in purchased gas costs. Operating income for the marketing segment was $2.0 million for the first nine months of 2000, compared to $1.9 million for the same period in 1999. The Company marketed 48.5 Bcf of gas in the first nine months of 2000, compared to 44.6 Bcf for the same period in 1999.

NOARK Pipeline
The Company's share of the NOARK Pipeline System Limited Partnership (NOARK) pre-tax loss included in other income was $.4 million for the third quarter and $1.5 million for the first nine months of 2000, compared to $.5 million and $1.6 million, respectively, for the same periods in 1999.

Interest Expense
Interest expense increased 54% for the third quarter of 2000 and 31% for the nine months ended September 30, 2000, compared to the same periods in 1999, due to higher average borrowings caused primarily by the payment of the Hales judgment and a lower level of capitalized interest. Interest is capitalized in the exploration and production segment on costs that are unevaluated and excluded from amortization. Interest expense for the first nine months of 2000 also includes one-time costs associated with the new revolving credit facility discussed below in Financing Requirements.

Income Taxes
The changes in the provisions for current and deferred income taxes recorded in the nine months ended September 30, 2000, as compared to the same period in 1999, resulted primarily from the Hales judgment which resulted in a deferred tax benefit of $42.6 million. Other items impacting deferred taxes recorded in the three and nine month periods ended September 30, 2000 include the level of taxable income and the deduction of intangible drilling costs in the year incurred for tax purposes, netted against the turnaround of intangible drilling costs deducted for tax purposes in prior years. Intangible drilling costs are capitalized and amortized over future years for financial reporting purposes under the full cost method of accounting.


CHANGES IN FINANCIAL CONDITION

Changes in the Company's financial condition at September 30, 2000, as compared to December 31, 1999, primarily reflect the impact of the Hales judgment (see
Note 3 to Consolidated Financial Statements) and the seasonal nature of the gas distribution segment of the Company's business combined with the sale of the Company's Missouri gas distribution assets.

Routine capital expenditures, cash dividends and scheduled debt retirements have predominantly been funded through cash provided by operations. For the nine months ended September 30, 2000, cash used in operating activities was $53.0 million due to the third quarter funding of the Hales judgment. The Hales judgment, as well as routine capital expenditures, cash dividends and debt retirements for the nine months ended September 30, 2000, were funded through a combination of cash provided by operating activities and additional borrowings, as discussed in Financing Requirements. For the first nine months of 1999, net cash provided by operating activities was $50.2 million and exceeded the total of these routine requirements. In connection with the Hales judgment, the Company indefinitely suspended the quarterly dividend on its common stock.

Financing Requirements
In July 2000, the Company replaced its existing revolving credit facilities that had previously provided the Company access to $80.0 million of variable rate capital with a new revolving credit facility that has a capacity of $180.0 million. This new facility was used to fund the Hales judgment of $109.3 million, pay off the existing revolver balance and retire $22.0 million of private placement debt. The new credit facility is also being used to fund normal working capital needs. The interest rate on the new facility is 112.5 basis points over the LIBOR rate. The new credit facility has a term of 364 days and will provide financing while the Company pursues the proposed sale of its gas distribution assets. At September 30, 2000, the revolving credit facility had a balance of $151.3 million and was classified as a current liability in the Company's balance sheet.

In August 2000, the Company retired $22.0 million of 9.36% private placement notes. Certain costs of the redemption were expensed and are classified as an extraordinary loss, net of related income tax effects.

During the first nine months of 2000, the Company's total debt increased by $74.1 million, due to the payment of the Hales judgment, offset by operational cash flow and the application of the proceeds from the sale of the Company's Missouri gas distribution assets. Total debt at September 30, 2000, accounted for 74% of the Company's capitalization, up from 61% at December 31, 1999. As a result of seasonal working capital requirements, the Company expects its borrowings to increase during the fourth quarter of 2000, while its total debt as a percent of the Company's capitalization is expected to remain approximately the same.

The Company's capital expenditures for the first nine months of 2000 were $57.4 million, compared to $49.5 million for the same period in 1999. Planned capital investments during calendar year 2000 are currently expected to be approximately $75.0 million.

At September 30, 2000, the NOARK partnership had outstanding debt totaling $76.0 million. The Company and the other general partner of NOARK have severally guaranteed the principal and interest payments on the NOARK debt. The Company's share of the several guarantee is 60%.

Working Capital
Accounts receivable has declined since December 31, 1999, due primarily to seasonally lower gas deliveries of the gas distribution segment and the loss of customers resulting from the sale of the Missouri gas distribution assets, partially offset by increases in sales amounts by the marketing segment. The decrease in inventories since December 31, 1999, is primarily the result of the sale of the Missouri assets. At September 30, 2000, the Company had under-recovered gas costs of $6.9 million recorded in current assets. Purchased gas costs are recovered from the Company's utility customers in subsequent months through automatic cost of gas adjustment clauses included in the utility's filed rate tariffs. At December 31, 1999 the Company had over-recovered gas costs of $1.2 million recorded in other current liabilities.

Accounts payable has increased slightly since December 31, 1999, due primarily to increases in gas purchase costs in the marketing segment, offset by seasonally lower third party gas purchases of the gas distribution segment and the timing of expenditures. Short-term debt has increased since December 31, 1999 due to the revolving credit facility entered into during the third quarter of 2000, as discussed above in Financing Requirements. The increase in other current liabilities is primarily due to advances received from joint venture partners for exploration and development projects where the Company is the operator. Other changes in current assets and current liabilities between periods resulted primarily from the timing of expenditures and receipts and the sale of the Missouri gas distribution assets.

FORWARD LOOKING INFORMATION

All statements, other than historical financial information, included in this discussion and analysis of financial condition and results of operations may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes the expectations expressed in such forward-looking statements are based on reasonable assumptions, such statements are not guarantees of future performance and actual results or developments may differ materially from those in the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include, but are not limited to, the timing and extent of changes in commodity prices for gas and oil, the effects of commodity hedges and the timing of implementation and volatility in earnings caused by new hedge accounting standards, the timing and extent of the Company's success in discovering, developing, producing, and estimating reserves, the effects of weather and regulation on the Company's gas distribution segment, the value that the Company's gas distribution segment may bring in exploring sales opportunities for this segment and the timing of any proposed sale, increased competition, legal and economic factors, governmental regulation, changing market conditions, the comparative cost of alternative fuels, conditions in capital markets and changes in interest rates, availability of oil field services, drilling rigs, and other equipment, as well as various other factors beyond the Company's control.

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

Interest Rate Risk
     The Company's short-term debt obligations are sensitive to changes in interest rates. The Company's policy is to manage interest rates through use of a combination of fixed and floating rate debt. Interest rate swaps may be used to adjust interest rate exposures when appropriate. There were no interest rate swaps outstanding at September 30, 2000. There have been no material changes in the interest rate risk information that was presented in the Company's 1999 10-K.

Commodities Risk
     The Company uses over-the-counter natural gas and crude oil swap agreements and options to hedge sales of Company production and marketing activity against the inherent price risks of adverse price fluctuations or locational pricing differences between a published index and the NYMEX (New York Mercantile Exchange) futures market. These swaps and options include (1) transactions in which one party will pay a fixed price (or variable price) for a notional quantity in exchange for receiving a variable price (or fixed price) based on a published index (referred to as price swaps), (2) transactions in which parties agree to pay a price based on two different indices (referred to as basis swaps), and (3) the purchase and sale of index-related puts and calls (collars) that provide a "floor" price below which the counterparty pays the Company the amount by which the price of the commodity is below the contracted floor and a "ceiling" price above which the Company pays the counterparty the amount by which the price of the commodity is above the contracted ceiling.

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

     The following table provides information about the Company's financial instruments that are sensitive to changes in commodity prices. The table presents the notional amount in Bcf (billion cubic feet), the weighted average contract prices, and the total dollar contract amount by expected maturity dates. The "Carrying Amount" for the contract amounts are calculated as the contractual payments for the quantity of gas or oil to be exchanged under futures contracts and do not represent amounts recorded in the Company's financial statements. The "Fair Value" represents values for the same contracts using comparable market prices at September 30, 2000. At September 30, 2000, the "Carrying Amount" of these financial instruments exceeded the "Fair Value" by $37.6 million.

                                                              Expected Maturity Date
                                     -------------------------------------------------------------------------
                                           2000               2001               2002               2003
                                     ----------------   ----------------   ----------------   ----------------
                                     Carrying    Fair   Carrying    Fair   Carrying    Fair   Carrying    Fair
                                      Amount    Value    Amount    Value    Amount    Value    Amount    Value
                                     --------   -----   --------   -----   --------   -----   --------   -----
Natural Gas:
Swaps with a fixed price receipt
   Contract volume (Bcf)                  2.8                1.2                1.0                 .2
   Weighted average price per Mcf       $2.56              $2.70              $2.65              $2.75
   Contract amount (in millions)         $7.1    $(.4)      $3.1     $.9       $2.6    $1.2        $.6     $.4

Swaps with a fixed price payment
   Contract volume (Bcf)                   .6                  -                  -                  -
   Weighted average price per Mcf       $4.84                  -                  -                  -
   Contract amount (in millions)         $2.7    $2.7          -       -          -       -          -       -

Price collar
   Contract volume (Bcf)                  4.4               13.8                  -                  -
   Weighted average floor price
      per Mcf                           $2.52              $2.87                  -                  -
   Contract amount of floor
      (in millions)                     $11.0   $11.0      $39.4   $40.2          -       -          -       -
   Weighted average ceiling price
      per Mcf                           $3.62              $3.73                  -                  -
   Contract amount of ceiling
      (in millions)                     $15.7    $8.2      $51.3   $33.9          -       -          -       -

Oil:
Swaps with a fixed price receipt
   Contract volume (MBbls)                159                 72                  -                  -
   Weighted average price per Bbl      $23.24             $17.49                  -                  -
   Contract amount (in millions)         $3.7    $2.3       $1.3     $.5          -       -          -       -

Price floor
   Contract volume (MBbls)                  -                325                  -                  -
   Weighted average price per Bbl           -             $18.00                  -                  -
   Contract amount (in millions)            -       -       $5.9    $5.9          -       -          -       -


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

In the Company's Form 8-K filed July 2, 1996, it previously disclosed that a lawsuit relating to overriding royalty interests in certain Arkansas oil and gas properties had been filed. The Company also reported in its second quarter 2000 Form 10-Q that this matter had gone to a non-jury trial as to liability in January 2000 and that the Company was awaiting the court's findings. The court in this matter has issued Findings of Fact and Conclusions of Law that find no fraud was committed. The court also finds that any override royalty interests that may ultimately be found to be subject to the plaintiff's claim for additional override royalties accrued after March 1, 1990. All claims prior to March 1, 1990 have been barred by the statute of limitations. The ultimate measure of damages will be determined during the damages phase of the non-jury proceedings that is scheduled to occur during the first quarter of 2001. While the company anticipates that it will owe some additional override royalties to plaintiffs, it does not believe that its liability will be material to its financial condition, but in any one period it could be significant to its results of operations.

Items 2 - 6(a)

No developments required to be reported under Items 2 - 6(a) occurred during the quarter ended September 30, 2000.

Item 6(b)

On September 12, 2000, the Company filed a current report on Form 8-K responding to a class action lawsuit filed against the Company alleging royalty and mineral rights owners are owed damages as a result of the Company's operation of an underground natural gas storage facility in Franklin County, Arkansas. The Company believes that the Plaintiffs' allegations in this suit are not supported by the facts or the law and that the Company's subsidiary acted in accordance with the guidelines of the Arkansas Oil and Gas Commission.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  SOUTHWESTERN ENERGY COMPANY
                                               ---------------------------------
                                                           Registrant


DATE:    November 8, 2000                            /s/ GREG D. KERLEY
     -----------------------                   ---------------------------------
                                                       Greg D. Kerley
                                                   Executive Vice President
                                                  and Chief Financial Officer