Form 10-Q
period 2001-03-31
SOUTHWESTERN ENERGY CO
filed 2001-05-03
CIK 7332

================================================================================

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                        -----------------------
                               FORM 10-Q
 (Mark one)
    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934
                  For the quarterly period ended March 31, 2001
                                                 --------------

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

    2350 N. Sam Houston Pkwy. E., Suite 300, Houston, Texas 77032
       (Address of principal executive offices, including zip code)

                             (281) 618-4700
          (Registrant's telephone number, including area code)

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
                              Yes: X    No:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               Class                        Outstanding at May 2, 2001
    ----------------------------            --------------------------
    Common Stock, Par Value $.10                   25,189,211

================================================================================
                                   - 1 -

                                   PART I

                            FINANCIAL INFORMATION

                  SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                 March 31,      December 31,
                                                   2001             2000
                                               -------------    ------------
                                                      ($ in thousands)
     Current Assets
       Cash                                      $   2,619        $   2,386
       Accounts receivable                          68,793           77,041
       Inventories, at average cost                 17,790           17,000
       Under-recovered purchased gas costs          12,225           12,942
       Deferred income tax benefit                   6,645                -
       Other                                         4,025            3,486
                                                 ---------        ---------
            Total current assets                   112,097          112,855
                                                 ---------        ---------
     Investments                                    15,269           15,574
                                                 ---------        ---------
     Property, Plant and Equipment, at cost
       Gas and oil properties, using the
         full cost method                          884,804          872,023
       Gas distribution systems                    191,412          190,893
       Gas in underground storage                   25,333           27,867
       Other                                        28,112           27,940
                                                 ---------        ---------
                                                 1,129,661        1,118,723
       Less:  Accumulated depreciation,
                depletion and amortization         566,093          554,616
                                                 ---------        ---------
                                                   563,568          564,107
                                                 ---------        ---------

     Other Assets                                   12,589           12,842
                                                 ---------        ---------

     Total Assets                                $ 703,523        $ 705,378
                                                 =========        =========



                   The accompanying notes are an integral part
                          of the financial statements.

                  SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                 March 31,      December 31,
                                                   2001             2000
                                               -------------    ------------
                                                      ($ in thousands)
     Current Liabilities
       Short-term debt                           $ 141,800        $ 171,000
       Accounts payable                             41,389           54,304
       Hedging liability-SFAS No. 133               16,962                -
       Taxes payable                                 6,463            4,346
       Interest payable                              6,064            2,806
       Customer deposits                             4,761            4,799
       Other                                         4,403            2,629
                                                 ---------        ---------
            Total current liabilities              221,842          239,884
                                                 ---------        ---------
     Long-Term Debt, less current portion above    225,000          225,000
                                                 ---------        ---------
     Other Liabilities
       Deferred income taxes                       106,532           97,431
       Long-term hedging liability-SFAS No. 133      2,994                -
       Other                                         1,793            1,772
                                                 ---------        ---------
                                                   111,319           99,203
                                                 ---------        ---------
     Commitments and Contingencies

     Shareholders' Equity
       Common stock, $.10 par value; authorized
         75,000,000 shares, issued 27,738,084
         shares                                      2,774            2,774
       Additional paid-in capital                   20,208           20,220
       Retained earnings                           164,365          148,353
       Accumulated other comprehensive loss        (12,173)               -
                                                 ---------        ---------
                                                   175,174          171,347
       Less:  Common stock in treasury, at cost,
                2,550,373 shares in 2001 and
                2,556,908 shares in 2000            28,451           28,485
              Unamortized cost of 228,686
                restricted shares in 2001
                and 241,452 restricted shares
                in 2000, issued under stock
                incentive plan                       1,361            1,571
                                                 ---------        ---------
                                                   145,362          141,291
                                                 ---------        ---------
     Total Liabilities and Shareholders' Equity  $ 703,523        $ 705,378
                                                 =========        =========

                   The accompanying notes are an integral part
                          of the financial statements.

                  SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                            Quarter Ended
                                                              March 31,
                                                      -------------------------
                                                         2001           2000
                                                      ----------     ----------
                                                       ($ in thousands, except
                                                          per share amounts)

     Operating Revenues
       Gas sales                                      $   95,385     $   60,292
       Gas marketing                                      35,189         30,004
       Oil sales                                           4,162          3,579
       Gas transportation and other                        2,393          3,038
                                                      ----------     ----------
                                                         137,129         96,913
                                                      ----------     ----------
     Operating Costs and Expenses
       Gas purchases - utility                            41,128         19,263
       Gas purchases - marketing                          33,735         28,663
       Operating expenses                                 10,463          8,866
       General and administrative expenses                 4,827          5,920
       Depreciation, depletion and amortization           11,637         11,091
       Taxes, other than income taxes                      2,740          2,054
                                                      ----------     ----------
                                                         104,530         75,857
                                                      ----------     ----------
     Operating Income                                     32,599         21,056
                                                      ----------     ----------
     Interest Expense
       Interest on long-term debt                          6,867          5,201
       Other interest charges                                291            192
       Interest capitalized                                 (436)          (637)
                                                      ----------     ----------
                                                           6,722          4,756
                                                      ----------     ----------
     Other Income (Expense)                                  380         (1,241)
                                                      ----------     ----------
     Income Before Income Taxes                           26,257         15,059
                                                      ----------     ----------
     Income Tax Provision
       Current                                                 -            872
       Deferred                                           10,244          5,001
                                                      ----------     ----------
                                                          10,244          5,873
                                                      ----------     ----------
     Net Income                                       $   16,013     $    9,186
                                                      ==========     ==========
     Basic Earnings Per Share                              $0.64          $0.37
                                                      ==========     ==========
     Basic Average Common Shares Outstanding          25,187,103     25,037,508
                                                      ==========     ==========
     Diluted Earnings Per Share                            $0.63          $0.37
                                                      ==========     ==========
     Diluted Average Common Shares Outstanding        25,495,585     25,037,508
                                                      ==========     ==========
     Dividends Declared Per Share Payable 5/5/00               -          $ .06
                                                      ==========     ==========

                   The accompanying notes are an integral part
                          of the financial statements.

                  SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              Quarter Ended
                                                                March 31,
                                                           --------------------
                                                             2001        2000
                                                           --------    --------
                                                             ($ in thousands)
     Cash Flows From Operating Activities
       Net income                                          $ 16,013    $  9,186
       Adjustments to reconcile net income to
         net cash provided by operating activities:
           Depreciation, depletion and amortization          12,012      11,394
           Deferred income taxes                             10,244       5,001
           Equity in loss of partnership                        305         634
           Change in assets and liabilities:
             Accounts receivable                              8,248       1,150
             Inventories                                       (789)      8,034
             Accounts payable                               (12,916)     (6,020)
             Taxes payable                                    2,117       1,222
             Interest payable                                 3,258       4,634
             Other current assets and liabilities             1,915         340
                                                           --------    --------
     Net cash provided by operating activities               40,407      35,575
                                                           --------    --------
     Cash Flows From Investing Activities
       Capital expenditures                                 (15,314)    (14,557)
       Decrease in gas stored underground                     2,534       2,878
       Other items                                            1,806       1,420
                                                           --------    --------
     Net cash used in investing activities                  (10,974)    (10,259)
                                                           --------    --------
     Cash Flows From Financing Activities
       Net change in revolving long-term debt               (29,200)    (16,300)
       Payment on revolving short-term note                       -      (7,500)
       Cash dividends                                             -      (1,502)
                                                           --------    --------
     Net cash used in financing activities                  (29,200)    (25,302)
                                                           --------    --------
     Increase in cash                                           233          14
     Cash at beginning of year                                2,386       1,240
                                                           --------    --------
     Cash at end of period                                 $  2,619    $  1,254
                                                           ========    ========

                   The accompanying notes are an integral part
                          of the financial statements.

                  SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                              Quarter Ended
                                                                March 31,
                                                           --------------------
                                                             2001        2000
                                                           --------    --------
                                                             ($ in thousands)
     Net income                                            $ 16,013    $  9,186
     Other comprehensive income:
        Unrealized gain on derivative instruments             4,244           -
                                                           --------    --------
     Comprehensive Income                                  $ 20,257    $  9,186
                                                           ========    ========

     Reconciliation of Accumulated Other Comprehensive
        Income (Loss):

     Balance, Beginning of Period                          $      -    $      -
     Cumulative effect of adoption of SFAS No. 133          (36,963)          -
     Current period reclassification to earnings             20,546           -
     Current period change in derivative instruments          4,244           -
                                                           --------    --------
     Balance, End of Period                                $(12,173)   $      -
                                                           ========    ========

                   The accompanying notes are an integral part
                          of the financial statements.

                  SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2001

1.       BASIS OF PRESENTATION

         The financial statements included herein are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The Company's accounting policies are summarized in the 2000 Annual Report on Form 10-K, Item 8, Notes to Consolidated Financial Statements.

2.       EARNINGS PER SHARE

         Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during each year. The diluted earnings per share calculation adds to the weighted average number of common shares outstanding the incremental shares that would have been outstanding assuming the exercise of dilutive stock options. The Company had options for 1,109,882 shares of common stock with a weighted average exercise price of $13.55 per share at March 31, 2001, and options for 1,582,916 shares with an average exercise price of $11.85 per share at March 31, 2000, that were not included in the calculation of diluted shares because they would have had an antidilutive effect.

3.       DIVIDEND PAYABLE

         As a result of the financial impact of the Hales judgment in the second quarter of 2000, the Company has indefinitely suspended payment of quarterly dividends on its common stock.

4.       DERIVATIVE AND HEDGING ACTIVITIES

         Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137 and SFAS No. 138, was adopted by the Company on January 1, 2001. SFAS No. 133 requires that all derivatives be recognized in the balance sheet as either an asset or liability measured at its fair value. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement.

         Upon adoption of SFAS No. 133 on January 1, 2001, the Company recorded a transition obligation of $60.6 million related to cash flow hedges in place that are used to reduce the volatility in commodity prices for the Company's forecasted oil and gas production. At March 31, 2001, the Company's liability related to its commodity cash flow hedges was $20.0 million. Additionally, at March 31, 2001, the Company had recorded a net of tax cumulative loss to other comprehensive income (equity section of the balance sheet) of $12.2 million. The amount recorded in other comprehensive income will be relieved over time and taken to the income statement as the physical transactions being hedged occur. Additional volatility in earnings and other comprehensive income may occur in the future as a result of the adoption of SFAS No. 133.

5.       SEGMENT INFORMATION

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

                          Exploration
                             and         Gas
                          Production Distribution Marketing   Other      Total
                                              (in thousands)
Three months ended
   March 31, 2001:
Revenues from external
  customers               $ 20,577     $ 81,363   $ 35,189   $   --     $137,129
Intersegment revenues       20,163          129     35,843       112      56,247
Depreciation, depletion
  and amortization expense  10,046        1,551         17        23      11,637
Operating income            21,988        9,398      1,143        70      32,599
Interest expense (1)         5,322        1,092         33       275       6,722
Provision (benefit) for
  income taxes (1)           6,501        3,403        433       (93)     10,244
Assets                     464,260      184,697     18,523    36,043(2)  703,523
Capital expenditures        14,299          909         --       106      15,314

Three months ended
  March 31, 2000:
Revenues from external
  customers               $ 13,715     $ 53,194   $ 30,004   $    --    $ 96,913
Intersegment revenues       11,046           54     13,241       112      24,453
Depreciation, depletion
  and amortization expense   9,240        1,810         18        23      11,091
Operating income             8,688       11,370        965        33      21,056
Interest expense (1)         3,238        1,253         --       265       4,756
Provision (benefit) for
  income taxes (1)           1,902        3,930        379      (338)      5,873
Assets                     431,829      179,854     14,598    33,344(2)  659,625
Capital expenditures        13,111        1,280         --       166      14,557

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

6.       INTEREST AND INCOME TAXES PAID

         The following table provides interest and income taxes paid during each period presented.

         Quarters Ended March 31                           2001            2000
         -----------------------------------------------------------------------
                                                              (in thousands)
         Interest payments                               $3,615           $ 606
         Income tax payments                             $   --           $  --

7.       Contingencies and Commitments

         In the Company's Form 8-K filed July 2, 1996, it previously disclosed that a lawsuit relating to overriding royalty interests in certain Arkansas oil and gas properties had been filed. The Company also reported in its second quarter 2000 Form 10-Q that this matter had gone to a non-jury trial as to liability in January 2000 and that the Company was awaiting the court's findings. The court in this matter has issued Findings of Fact and Conclusions of Law that find no fraud was committed. The court also found that any override royalty interests that may ultimately be found to be subject to the plaintiff's claim for additional override royalties accrued after March 1, 1990. All claims prior to March 1, 1990 have been barred by the statute of limitations. The ultimate measure of damages will be determined during the damages phase of the non-jury proceedings that is scheduled to occur June 11, 2001. While the Company anticipates that it will owe some additional override royalties to plaintiffs, it does not believe that its liability will be material to its financial condition, but in any one period it could be significant to its results of operations.

         The Company and the other general partner of NOARK have severally guaranteed the principal and interest payments on NOARK's 7.15% Notes due 2018. At March 31, 2001 and December 31, 2000, the principal outstanding for these Notes was $75.0 million. The Company's share of the several guarantee is 60%. The Notes were issued in June 1998 and require semi-annual principal payments of $1.0 million. The proceeds from the issuance of the Notes were used to repay temporary financing provided by the other general partner and outstanding amounts under an unsecured revolving credit agreement. The temporary financing provided by the other general partner was incurred in connection with the prepayment in early 1998 of NOARK's 9.74% Senior Secured notes. Under the several guarantee, the Company is required to fund its share of NOARK's debt service which is not funded by operations of the pipeline. As a result of the integration of NOARK Pipeline with the Ozark Gas Transmission System, management of the Company believes that it will realize its investment in NOARK over the life of the system. Therefore, no provision for any loss has been made in the accompanying financial statements. Additionally, the Company's gas distribution subsidiary has transportation contracts for firm capacity of 66.9 MMcfd on NOARK's integrated pipeline system. These contracts expire in 2002 and

         2003, and are renewable year-to-year thereafter until terminated by 180 days' notice.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following updates information as to the Company's financial condition provided in the Company's Form 10-K for the year ended December 31, 2000, and analyzes the changes in the results of operations between the three month period ended March 31, 2001, and the comparable period of 2000.

RESULTS OF OPERATIONS

Net income for the three months ended March 31, 2001 was $16.0 million, or $.64 of basic earnings per share, compared to net income of $9.2 million, or $.37 per share, in 2000. Earnings per share for 2001 on a diluted basis were $.63 per share. The increase in net income was due to improved operating results experienced by the exploration and production segment. This segment benefited from both increased production and higher commodity prices.

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

                                                           Three Months
                                                   ---------------------------
                                                     2001                2000
                                                   ---------------------------
Revenues (in thousands)                            $40,740             $24,761
Operating income (in thousands)                    $21,988              $8,688

Gas production (Bcf)                                   8.0                 7.8
Oil production (MBbls)                               161.0               155.0
Total production (Bcfe)                                9.0                 8.7

Average gas price per Mcf                            $4.48               $2.62
Average oil price per Bbl                           $25.82              $23.03

Operating expenses per Mcfe

     Production expenses                             $0.51               $0.38
     Production taxes                                $0.23               $0.13
     General & administrative expenses               $0.22               $0.27
     Full cost pool amortization                     $1.08               $1.03

Revenues and Operating Income

Revenues for the exploration and production segment were up 65% for the three month period ended March 31, 2001 compared to the same period in 2000. The increases were due to both higher gas and oil prices and increased gas and oil production.

Operating income for the exploration and production segment was up $13.3 million for the three months ended March 31, 2001, compared to the same period in 2000. The improvements in operating income were also due to higher prices received and increased production.

Production

Gas and oil production during the first quarter of 2001 was 9.0 billion cubic feet (Bcf) equivalent, up 3% from 8.7 Bcf equivalent for the same period in 2000. The increase in production resulted from new wells added in 2000 and 2001 in the Company's Arkoma Basin and Gulf Coast operating areas. Gas production was
8.0 Bcf for the first three months of 2001, compared to 7.8 Bcf for the same period in 2000. The Company's sales to its gas distribution systems were 2.3 Bcf during the three months ended March 31, 2001, compared to 3.5 Bcf for the same period in 2000. The Company's oil production was 161 thousand barrels (MBbls) during the first quarter of 2001, up from 155 MBbls for the same period of 2000.

Commodity Prices

The Company received an average price of $4.48 per thousand cubic feet (Mcf) for its gas production for the three months ended March 31, 2001, up from $2.62 per Mcf for the same period of 2000. The Company hedged 6.5 Bcf of gas production in the first three months of 2001 primarily through zero-cost collars which had the effect of reducing the average gas price realized during the period by $2.73 per Mcf. On a comparative basis, the average price during the first three months of 2000 included the negative effect of hedges that decreased the average price by $.06 per Mcf. Additionally, the Company receives monthly demand charges related to the no-notice service it makes available to the utility segment which increases the Company's average gas price received.

For the remainder of the year 2001, the Company has 19.2 Bcf of gas production hedged with collars having an average NYMEX floor price of $3.78 per Mcf and an average NYMEX ceiling price of $4.66 per Mcf. The Company also has 1.6 Bcf of gas production for the remainder of 2001 hedged with fixed price swaps at an average NYMEX price of $3.55 per Mcf. For the years 2002 and 2003 combined, the Company has 7.2 Bcf hedged under zero-cost collars and fixed-price swaps. See
Part I, Item 3 of this Form 10-Q for additional information regarding the Company's commodity price risk hedging activities.

The Company received an average price of $25.82 per barrel for its oil production during the three months ended March 31, 2001, up from $23.03 per barrel for the same period of 2000. For the remainder of 2001, the Company has a collar on 225,000 barrels with an average floor of $27.40 per barrel, and an average ceiling of $29.95 per barrel, and a hedge on 54,000 barrels at an average NYMEX price of $17.49 per barrel.

Operating Costs and Expenses

Operating costs and expenses for the exploration and production segment increased in the first three months of 2001 due to higher production related expenses and increased depreciation, depletion and amortization expense. The increase in operating expenses was due to increased production volumes, a higher level of workover expenses and an industry-wide increase in costs related to normal production activities. Additionally, increased severance and ad valorem taxes resulted from both increased production volumes and higher commodity prices. The Company anticipates that the inflationary increase in exploration and production related costs that have resulted from an overall increase in the activity level of the domestic oil and gas industry will continue in the near future. The increases in depreciation, depletion and amortization expense were due to the increase in production and an increase in the amortization rate per unit of production. The full cost pool amortization rate for this segment averaged $1.08 per Mcf equivalent for the first three months of 2001, compared to $1.03 per Mcf equivalent in the first three months of 2000.

The Company utilizes the full cost method of accounting for costs related to its oil and natural gas properties. Under this method, all such costs (productive and nonproductive) are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the units-of-production method. These capitalized costs are subject to a ceiling test, however, which limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved gas and oil reserves discounted at 10 percent plus the lower of cost or market value of unproved properties. At March 31, 2001, the Company's unamortized costs of oil and gas properties did not exceed this ceiling amount. The Company's full cost ceiling is evaluated at the end of each quarter. A decline in gas and oil prices from current levels, or other factors, without other mitigating circumstances, could cause a future write-down of capitalized costs and a non-cash charge against future earnings.

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

                                                            Three Months
                                                     --------------------------
                                                     2001                  2000
                                                     --------------------------
                                                      ($ in thousands, except
                                                          for Mcf amounts)
Revenues                                             $81,492            $53,248
Gas purchases                                        $61,289            $30,310
Operating costs and expenses                         $10,805            $11,568
Operating income                                      $9,398            $11,370

Deliveries (Bcf)
     Sales and end-use transportation                   10.5               12.1
     Off-system transportation                            --                1.6

Average number of customers                          136,621            182,047
Average sales rate per Mcf                             $9.32              $5.47

Heating weather - degree days                          2,161              1,689
                - percent of normal                     101%                79%

Note: Amounts and statistics for the three months ended March 31, 2000, include the operations of the Company's Missouri properties that were sold in May 2000.

On May 31, 2000, the Company completed the sale of its Missouri gas distribution assets for $32.0 million. The sale resulted in a pre-tax gain of approximately $3.2 million and proceeds from the sale were used to pay down debt. As a result of the adverse Hales judgment, the Company's Board of Directors had authorized management to pursue the sale of the Company's remaining gas distribution operations. The Company has suspended the sale process as it did not result in an acceptable bid. Although the Company may decide to sell its gas distribution segment in the future, it currently plans to operate these assets as a continuing part of its business.

Revenues and Operating Income

Revenues for the three months ended March 31, 2001 are up from the comparable period of 2000 primarily due to the cost of gas supply that has more than doubled when compared to the prior year's first quarter. The high cost of gas supply is reflected in the Company's average rate for its utility sales which increased during the first three months of 2001 to $9.32 per Mcf, up from $5.47 per Mcf for the same period in 2000. The higher prices paid for purchases of natural gas are passed through to customers under automatic adjustment clauses.

Operating income of the gas distribution segment decreased 17% in the first quarter of 2001, as compared to the same period of 2000. The decrease in operating income was due to the impact of the sale of the Company's Missouri gas distribution assets in May 2000. Weather during the first quarter of 2001 was 1% colder than normal and 28% colder than in the same period of 2000.

Operating results for the first quarter of 2000, excluding the Missouri operations, were approximately even with 2001 due primarily to the Company's weather normalization clause in its rates. The weather normalization clause lessens the impacts of revenue increases and decreases that might result from weather variations during the winter heating season.

Deliveries

The utility systems delivered 10.5 Bcf to sales and end-use transportation customers during the three months ended March 31, 2001, down from 12.1 Bcf for the same period in 2000. The decrease in deliveries was due to the sale of the Missouri operations in May 2000, offset by increased deliveries due to colder weather. Excluding the effect of the Missouri operations from the three months ended March 31, 2000, deliveries to sales and end-use transportation customers were 9.3 Bcf.

Operating Costs and Expenses

The changes in purchased gas costs for the gas distribution segment reflect volumes purchased, prices paid for supplies, the mix of purchases from intercompany versus third party sources and the sale of the Missouri assets as discussed above. Other operating costs and expenses of the gas distribution segment for the quarter ended March 31, 2001 were lower than the comparable periods of the prior year due primarily to the sale of the Missouri assets.


                               Marketing and Other

                                                              Three Months
                                                        -----------------------
                                                          2001             2000
                                                        -----------------------
Marketing revenues (in thousands)                       $71,032         $43,245
Marketing operating income (in thousands)                $1,143            $965

Gas volumes marketed (Bcf)                                 11.0            18.2

Marketing

The increase in gas marketing revenues for the three month period ended March 31, 2001, relates to a substantial increase in natural gas commodity prices from the prior year, and was largely offset by a comparable increase in purchased gas costs. Operating income for the marketing segment was $1.1 million for the first three months of 2001, compared to $1.0 million for the same period in 2000. The Company marketed 11.0 Bcf of gas in the first three months of 2001, compared to
18.2 Bcf for the same period in 2000. The decrease in volumes marketed resulted from a decline in volumes marketed for unaffiliated third parties.

NOARK Pipeline

The Company's share of the NOARK Pipeline System Limited Partnership (NOARK) pre-tax loss included in other income was $.3 million for the first quarter of 2001, compared to $.6 million for the same period in 2000.

Interest Expense

Interest expense increased 41% for the first quarter of 2001, compared to the same period in 2000, due to higher average borrowings caused by the payment of the Hales judgment in July 2000, and a lower level of capitalized interest. Interest is capitalized in the exploration and production segment on costs that are unevaluated and excluded from amortization.

Income Taxes

The changes in the provisions for current and deferred income taxes recorded in the three months ended March 31, 2001, as compared to the same period in 2000, resulted primarily from the increase in the level of taxable income in 2001. Also impacting deferred taxes recorded in the three month period ended March 31, 2001, is the deduction of intangible drilling costs in the year incurred for tax purposes, netted against the turnaround of intangible drilling costs deducted for tax purposes in prior years. Intangible drilling costs are capitalized and amortized over future years for financial reporting purposes under the full cost method of accounting.

CHANGES IN FINANCIAL CONDITION

Changes in the Company's financial condition at March 31, 2001, as compared to December 31, 2000, primarily reflect the seasonal nature of the Company's gas distribution segment and the effects of the adoption of SFAS No. 133 (See Note 4 to Consolidated Financial Statements in this Form 10-Q).

Routine capital expenditures, cash dividends and scheduled debt retirements have predominantly been funded through cash provided by operations. For the first three months of 2001 and 2000, cash provided by operating activities was $40.4 and $35.6 million, respectively, and exceeded the total of these routine requirements.

Financing Requirements

In July 2000, the Company replaced its existing revolving credit facilities that had previously provided the Company access to $80.0 million of variable rate capital with a new revolving credit facility that has a capacity of $180.0 million. This new facility was used to fund the Hales judgment of $109.3 million, pay off the existing revolver balance and retire $22.0 million of private placement debt. The new credit facility is also being used to fund normal working capital needs. The interest rate on the new facility is 112.5 basis points over the LIBOR rate. The new credit facility has a term of 364 days and the Company intends to renew or replace the facility prior to its termination. At March 31, 2001, the revolving credit facility had a balance of $141.8 million and was classified as a current liability in the Company's balance sheet.

During the first three months of 2001, the Company's total debt decreased by $29.2 million, due to cash flow generated from operations. Total debt at March 31, 2001, accounted for 72% of the Company's capitalization, down from 74% at December 31, 2000. The percentage of debt to capitalization at March 31, 2001, would be 70% without consideration of the $12.2 million of accumulated other comprehensive loss recorded in the equity section of the Company's balance sheet. The other comprehensive loss was recorded as a result of the adoption of SFAS No. 133 in 2001. The Company expects its borrowings to continue to decrease during 2001, as a result of its anticipated cash flow from operating activities.

The Company's capital expenditures for the first three months of 2001 were $15.3 million, compared to $14.6 million for the same period in 2000. Planned capital investments during calendar year 2001 are currently expected to be approximately $81.6 million.

At March 31, 2001, the NOARK partnership had outstanding debt totaling $75.0 million. The Company and the other general partner of NOARK have severally guaranteed the principal and interest payments on the NOARK debt. The Company's share of the several guarantee is 60%.

Working Capital

Accounts receivable has declined since December 31, 2000, due to a decrease in the amounts owed the Company's exploration and production segment for its March 2001 production. The decrease was due to lower commodity prices realized. Under-recovered purchased gas costs for the Company's gas distribution segment were $12.2 million at March 31, 2001, compared to $12.9 million at December 31, 2000. Purchased gas costs are recovered from the Company's utility customers in subsequent months through automatic cost of gas adjustment clauses included in the utility's filed rate tariffs. At March 31, 2001, the Company had a deferred income tax benefit of $6.6 million and a current hedging liability of $17.0 million resulting from entries recorded as a result of the provisions of SFAS No. 133.

Accounts payable has decreased since December 31, 2000, due primarily to decreases in gas purchase costs in the gas distribution and marketing segments and to the timing of expenditures. The increase in other current liabilities is primarily due to advances received from joint venture partners for exploration and development projects where the Company is the operator. Other changes in current assets and current liabilities between periods resulted primarily from the timing of expenditures and receipts and the sale of the Missouri gas distribution assets in 2000.

FORWARD LOOKING INFORMATION

All statements, other than historical financial information, may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes the expectations expressed in such forward-looking statements are based on reasonable assumptions, such statements are not guarantees of future performance and actual results or developments may differ materially from those in the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include, but are not limited to, the timing and extent of changes in commodity prices for gas and oil, the timing and extent of the Company's success in discovering, developing, producing, and estimating reserves, property acquisition or divestiture activities that may occur, the effects of weather and regulation on the Company's gas distribution segment, increased competition, legal and economic factors, governmental regulation, the financial impact of accounting regulations for derivative instruments, changing market conditions, the comparative cost of alternative fuels, conditions in capital markets and changes in interest rates, availability of oil field services, drilling rigs and other equipment as rigs, and other equipment, as well as various other factors beyond the Company's control. A discussion of these and other factors affecting the Company's performance is included in the Company's periodic reports filed with the Securities and Exchange Commission including its Annual Report on Form 10-K for the year ended December 31, 2000.

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

Credit Risks

     The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables and derivative contracts associated with commodities trading. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas. No single customer accounts for greater than 3% of accounts receivable. See the discussion of credit risk associated with commodities trading below.

Interest Rate Risk

     The Company's short-term debt obligations are sensitive to changes in interest rates. The Company's policy is to manage interest rates through use of a combination of fixed and floating rate debt. Interest rate swaps may be used to adjust interest rate exposures when appropriate. There were no interest rate swaps outstanding at March 31, 2001. The Company's short-term debt was $171.0 million at December 31, 2000 and had an average interest rate of 7.83%. At March 31, 2001, the Company's short-term debt was $141.8 million with an average interest rate of 6.30%. Other than the Company's short-term debt, there have been no material changes in the interest rate risk information that was presented in the Company's 2000 Form 10-K.

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

     The following table provides information about the Company's financial instruments that are sensitive to changes in commodity prices. The table presents the notional amount in Bcf (billion cubic feet), the weighted average contract prices, and the total dollar contract amount by expected maturity dates. The "Carrying Amount" for the contract amounts are calculated as the contractual payments for the quantity of gas or oil to be exchanged under futures contracts and do not represent amounts recorded in the Company's financial statements. The "Fair Value" represents values for the same contracts using comparable market prices at March 31, 2001. At March 31, 2001, the "Carrying Amount" of these financial instruments exceeded the "Fair Value" by $20.0 million, which represents the total obligation recorded by the Company at March 31, 2001.

                                                      Expected Maturity Date
                                          2001           2002           2003
                                    Carrying Fair  Carrying Fair  Carrying Fair
                                     Amount  Value   Amount Value  Amount  Value
Natural Gas:
Swaps with a fixed price receipt
   Contract volume (Bcf)               1.6             1.0            .2
   Weighted average price per Mcf    $3.55           $2.65         $2.75
   Contract amount (in millions)      $5.6   $3.0     $2.6    $.7    $.6    $.3

Swaps with a fixed price payment
   Contract volume (Bcf)                .2               -      -      -
   Weighted average price per Mcf    $4.80               -             -
   Contract amount (in millions)      $1.0   $1.0        -      -      -      -

Price collar
   Contract volume (Bcf)              19.1             6.0      -
   Weighted average floor price
      per Mcf                        $3.78           $4.00             -
   Contract amount of floor
      (in millions)                  $72.3  $75.4    $24.0  $26.5      -      -
   Weighted average ceiling price
      per Mcf                        $4.66           $4.72             -
   Contract amount of ceiling
      (in millions)                  $89.2  $72.6    $28.3  $24.2      -      -

                                      -21-

Oil:
Swaps with a fixed price receipt
   Contract volume (MBbls)              54                             -
   Weighted average price per Bbl   $17.49                             -
   Contract amount (in millions)       $.9    $.4                      -      -

Price collar
   Contract volume (MBbls)             225      -        -      -      -      -
   Weighted average floor price
        Per Bbl                      $27.4      -        -      -      -      -
   Contract amount of floor
        (in millions)                 $6.2   $6.8
   Weighted average ceiling price
        Per Bbl                     $29.95      -        -      -      -      -
   Contract amount of ceiling
        (in millions)                 $6.7   $6.5        -      -      -      -

                                     PART II

                                OTHER INFORMATION

Item 1

In the Company's Form 8-K filed July 2, 1996, it previously disclosed that a lawsuit relating to overriding royalty interests in certain Arkansas oil and gas properties had been filed. The Company also reported in its second quarter 2000 Form 10-Q that this matter had gone to a non-jury trial as to liability in January 2000 and that the Company was awaiting the court's findings. The court in this matter has issued Findings of Fact and Conclusions of Law that find no fraud was committed. The court also finds that any override royalty interests that may ultimately be found to be subject to the plaintiff's claim for additional override royalties accrued after March 1, 1990. All claims prior to March 1, 1990 have been barred by the statute of limitations. The ultimate measure of damages will be determined during the damages phase of the non-jury proceedings that is scheduled to occur June 11, 2001. While the company anticipates that it will owe some additional override royalties to plaintiffs, it does not believe that its liability will be material to its financial condition, but in any one period it could be significant to its results of operations.

Items 2 - 6(a)

No developments required to be reported under Items 2 - 6(a) occurred during the quarter ended March 31, 2001.

Item 6(b)

On February 2, 2001, the Company filed a current report on Form 8-K announcing the Company's 2000 year-end oil and gas reserve results.

On February 16, 2001, the Company filed a current report on Form 8-K containing the transcript of the Company's conference call on February 15, 2001 discussing the Company's results for the year 2000.

On March 14, 2001, the Company filed a current report on Form 8-K containing the Company's slide presentation made to investors on March 13, 2001 at the CIBC World Markets Annual Energy Conference in Boston, Massachusetts, and discussing the Company's 2000 results and outlook and business strategy for 2001.

On April 18, 2001, the Company filed a current report on Form 8-K containing the Company's slide presentation to investors made April 18, 2001 at the 2001 IPAA Oil and Gas Investment Symposium in New York, New York.

On May 3, 2001, the Company filed a current report on Form 8-K containing the transcript of the Company's conference call on May 1, 2001, discussing the Company's first quarter 2001 results.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  SOUTHWESTERN ENERGY COMPANY
                                                --------------------------------
                                                              Registrant

DATE:    May 3, 2001                                    /s/ GREG D. KERLEY
     ------------------                         --------------------------------
                                                           Greg D. Kerley
                                                      Executive Vice President
                                                    and Chief Financial Officer

     Southwestern Energy Company
     P.O. Box 1408
     Fayetteville, AR 72702-1408




     May 3, 2001


     Securities and Exchange Commission
     ATTN: Filing Desk, Stop 1-4
     450 Fifth Street, N.W.
     Washington, DC  20549-1004

     Gentlemen:

     Pursuant  to  regulations  of  the  Securities  and  Exchange   Commission,
     submitted herewith for filing on behalf of Southwestern Energy Company is the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

     This filing is being effected by direct transmission to the Commission's EDGAR System.

     Very truly yours,

     Stan Wilson
     Controller