Form 10-Q
period 2001-06-30
SOUTHWESTERN ENERGY CO
filed 2001-08-10
CIK 7332

================================================================================

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                        -----------------------
                               FORM 10-Q
 (Mark one)
    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934
                  For the quarterly period ended June 30, 2001
                                                 -------------

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
                              Yes: X    No:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               Class                        Outstanding at August 7, 2001
    ----------------------------            -----------------------------
    Common Stock, Par Value $.10                     25,189,255

================================================================================
                                   - 1 -

                                   PART I

                            FINANCIAL INFORMATION

                  SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                 June 30,       December 31,
                                                   2001             2000
                                               -------------    ------------
                                                      ($ in thousands)
     Current Assets
       Cash                                      $   1,492        $   2,386
       Accounts receivable                          37,942           77,041
       Inventories, at average cost                 24,127           17,000
       Under-recovered purchased gas costs           4,631           12,942
       Hedging asset - SFAS No.133                   6,504                -
       Other                                         2,712            3,486
                                                 ---------        ---------
            Total current assets                    77,408          112,855
                                                 ---------        ---------
     Investments                                    16,233           15,574
                                                 ---------        ---------
     Property, Plant and Equipment, at cost
       Gas and oil properties, using the
         full cost method                          917,487          872,023
       Gas distribution systems                    190,965          190,893
       Gas in underground storage                   30,103           27,867
       Other                                        28,338           27,940
                                                 ---------        ---------
                                                 1,166,893        1,118,723
       Less:  Accumulated depreciation,
                depletion and amortization         578,142          554,616
                                                 ---------        ---------
                                                   588,751          564,107
                                                 ---------        ---------

     Other Assets                                   13,423           12,842
                                                 ---------        ---------

     Total Assets                                $ 695,815        $ 705,378
                                                 =========        =========



                   The accompanying notes are an integral part
                          of the financial statements.

                  SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                 June 30,       December 31,
                                                   2001             2000
                                               -------------    ------------
                                                      ($ in thousands)
     Current Liabilities
       Short-term debt                           $       -        $ 171,000
       Accounts payable                             34,885           54,304
       Taxes payable                                 2,920            4,346
       Interest payable                              2,632            2,806
       Customer deposits                             4,517            4,799
       Deferred income tax payable                   2,537                -
       Other                                         3,558            2,629
                                                 ---------        ---------
            Total current liabilities               51,049          239,884
                                                 ---------        ---------
     Long-Term Debt, less current portion above    357,000          225,000
                                                 ---------        ---------
     Other Liabilities
       Deferred income taxes                       112,457           97,431
       Other                                         1,836            1,772
                                                 ---------        ---------
                                                   114,293           99,203
                                                 ---------        ---------
     Commitments and Contingencies

     Minority Interest in Partnership                4,284                -
                                                 ---------        ---------

     Shareholders' Equity
       Common stock, $.10 par value; authorized
         75,000,000 shares, issued 27,738,084
         shares                                      2,774            2,774
       Additional paid-in capital                   20,210           20,220
       Retained earnings                           171,235          148,353
       Accumulated other comprehensive income        4,601                -
                                                 ---------        ---------
                                                   198,820          171,347
       Less:  Common stock in treasury, at cost,
                2,547,723 shares in 2001 and
                2,556,908 shares in 2000            28,445           28,485
              Unamortized cost of 227,226
                restricted shares in 2001
                and 241,452 restricted shares
                in 2000, issued under stock
                incentive plan                       1,186            1,571
                                                 ---------        ---------
                                                   169,189          141,291
                                                 ---------        ---------
     Total Liabilities and Shareholders' Equity  $ 695,815        $ 705,378
                                                 =========        =========

                   The accompanying notes are an integral part
                          of the financial statements.

                  SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                          Three Months Ended              Six Months Ended
                                                               June 30,                       June 30,
                                                      -------------------------       -------------------------
                                                         2001           2000             2001           2000
                                                      ----------     ----------       ----------     ----------
                                                             ($ in thousands, except per share amounts)

     Operating Revenues
       Gas sales                                      $   52,173     $   37,686       $  147,558     $   97,978
       Gas marketing                                      17,523         35,384           52,712         65,388
       Oil sales                                           4,682          3,798            8,844          7,377
       Gas transportation and other                        1,645          1,615            4,038          4,653
                                                      ----------     ----------       ----------     ----------
                                                          76,023         78,483          213,152        175,396
                                                      ----------     ----------       ----------     ----------
     Operating Costs and Expenses
       Gas purchases - utility                             9,370          7,963           50,498         27,226
       Gas purchases - marketing                          16,845         34,456           50,580         63,119
       Operating expenses                                  9,215          8,476           19,678         17,342
       General and administrative expenses                 7,580          6,770           12,407         12,690
       Unusual item                                            -        109,288                -        109,288
       Depreciation, depletion and amortization           12,637         11,251           24,274         22,342
       Taxes, other than income taxes                      2,361          2,128            5,101          4,182
                                                      ----------     ----------       ----------     ----------
                                                          58,008        180,332          162,538        256,189
                                                      ----------     ----------       ----------     ----------
     Operating Income (Loss)                              18,015       (101,849)          50,614        (80,793)
                                                      ----------     ----------       ----------     ----------
     Interest Expense
       Interest on long-term debt                          5,904          4,944           12,771         10,145
       Other interest charges                                538            913              829          1,105
       Interest capitalized                                 (424)          (683)            (860)        (1,320)
                                                      ----------     ----------       ----------     ----------
                                                           6,018          5,174           12,740          9,930
                                                      ----------     ----------       ----------     ----------
     Other Income (Expense)                                 (358)         3,239               22          1,998
                                                      ----------     ----------       ----------     ----------
     Income (Loss) Before Income Taxes &
       Minority Interest                                  11,639       (103,784)          37,896        (88,725)
                                                      ----------     ----------       ----------     ----------
     Minority Interest in Partnership                       (384)             -             (384)             -
                                                      ----------     ----------       ----------     ----------
     Income (Loss) Before Income Taxes                    11,255       (103,784)          37,512        (88,725)
                                                      ----------     ----------       ----------     ----------
     Income Tax Provision (Benefit)
       Current                                                 -           (872)               -              -
       Deferred                                            4,386        (39,603)          14,630        (34,602)
                                                      ----------     ----------       ----------     ----------
                                                           4,386        (40,475)          14,630        (34,602)
                                                      ----------     ----------       ----------     ----------
     Income (Loss) Before Extraordinary Item               6,869        (63,309)          22,882        (54,123)
     Extraordinary Loss Due to Early Retirement
       of Debt (Net of $569 Tax Benefit)                       -           (890)               -           (890)
                                                      ----------     ----------       ----------     ----------
     Net Income (Loss)                                $    6,869     $  (64,199)      $   22,882     $  (55,013)
                                                      ==========     ==========       ==========     ==========
     Basic Earnings Per Share                              $0.27         ($2.57)           $0.91         ($2.20)
                                                      ==========     ==========       ==========     ==========
     Basic Average Common Shares Outstanding          25,189,623     25,035,079       25,188,370     25,036,294
                                                      ==========     ==========       ==========     ==========
     Diluted Earnings Per Share                            $0.27         ($2.57)           $0.89         ($2.20)
                                                      ==========     ==========       ==========     ==========
     Diluted Average Common Shares Outstanding        25,657,842     25,035,079       25,576,721     25,036,294
                                                      ==========     ==========       ==========     ==========
     Dividends Declared Per Share Payable 5/5/00               -              -                -          $0.06
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

                  SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Six Months Ended
                                                                 June 30,
                                                           --------------------
                                                             2001        2000
                                                           --------    --------
                                                             ($ in thousands)
     Cash Flows From Operating Activities
       Net income (loss)                                   $ 22,882    $(55,013)
       Adjustments to reconcile net income (loss) to
         net cash provided by operating activities:
           Depreciation, depletion and amortization          25,017      23,049
           Deferred income taxes                             14,630     (34,602)
           Equity in loss of NOARK partnership                  789       1,057
           Gain on sale of Missouri utility assets                -      (3,209)
           Extraordinary loss due to early retirement
             of debt (net of tax)                                 -         890
           Minority interest in partnership                     384           -
           Change in assets and liabilities:
             Accounts receivable                             39,099       3,563
             Inventories                                     (7,127)      3,577
             Under recovered purchased gas costs              8,311      (4,750)
             Accounts payable                               (19,419)      7,441
             Accrual for Hales judgment                           -     109,288
             Other current assets and liabilities              (178)       (690)
                                                           --------    --------
     Net cash provided by operating activities               84,388      50,601
                                                           --------    --------
     Cash Flows From Investing Activities
       Capital expenditures                                 (47,990)    (43,404)
       Sale of Missouri utility assets                            -      32,000
       Investment in NOARK partnership                       (1,449)     (1,620)
       Change in gas stored underground                      (2,236)        944
       Other items                                            1,493        (354)
                                                           --------    --------
     Net cash used in investing activities                  (50,182)    (12,434)
                                                           --------    --------
     Cash Flows From Financing Activities
       Net change in revolving long-term debt               (39,000)    (27,700)
       Contributions from minority interest partner           3,900           -
       Payment on revolving short-term debt                       -      (7,500)
       Cash dividends                                             -      (3,005)
                                                           --------    --------
     Net cash used in financing activities                  (35,100)    (38,205)
                                                           --------    --------
     Decrease in cash                                          (894)        (38)
     Cash at beginning of year                                2,386       1,240
                                                           --------    --------
     Cash at end of period                                 $  1,492    $  1,202
                                                           ========    ========

                   The accompanying notes are an integral part
                          of the financial statements.

                  SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                            Three Months Ended         Six Months Ended
                                                                 June 30,                  June 30,
                                                           --------------------      --------------------
                                                             2001        2000          2001        2000
                                                           --------    --------      --------    --------
                                                             ($ in thousands)          ($ in thousands)
     Net income (loss)                                     $  6,869    $(64,199)     $ 22,882    $(55,013)
     Other comprehensive income:
        Unrealized gain on derivative instruments            14,942           -        19,186           -
                                                           --------    --------      --------    --------
     Comprehensive Income (Loss)                           $ 21,811    $(64,199)     $ 42,068    $(55,013)
                                                           ========    ========      ========    ========

     Reconciliation of Accumulated Other Comprehensive
        Income (Loss):

     Balance, Beginning of Period                          $(12,173)   $      -      $      -    $      -
     Cumulative effect of adoption of SFAS No. 133                -           -       (36,963)          -
     Current period reclassification to earnings              1,832           -        22,378           -
     Current period change in derivative instruments         14,942           -        19,186           -
                                                           --------    --------      --------    --------
     Balance, End of Period                                $  4,601    $      -         4,601    $      -
                                                           ========    ========      ========    ========

                   The accompanying notes are an integral part
                          of the financial statements.

                  SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2001

1.       BASIS OF PRESENTATION

         The financial statements included herein are unaudited; however, such financial statements reflect all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The Company's accounting policies are summarized in the 2000 Annual Report on Form 10-K, Item 8, Notes to Consolidated Financial Statements.

2.       EARNINGS PER SHARE

         Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during each year. The diluted earnings per share calculation adds to the weighted average number of common shares outstanding the incremental shares that would have been outstanding assuming the exercise of dilutive stock options. The Company had options for 896,015 shares of common stock with a weighted average exercise price of $14.08 per share at June 30, 2001, and options for 2,052,933 shares with an average exercise price of $10.51 per share at June 30, 2000, that were not included in the calculation of diluted shares because they would have had an antidilutive effect.

3.       UNUSUAL ITEMS

         In the second quarter of 2000, the Company recorded an unusual charge of $109.3 million for the adverse Hales judgment.

4.       DIVIDEND PAYABLE

         As a result of the financial impact of the Hales judgment in the second quarter of 2000, the Company has indefinitely suspended payment of quarterly dividends on its common stock.

5.       DERIVATIVE AND HEDGING ACTIVITIES

         Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137 and SFAS No. 138, was adopted by the Company on January 1, 2001. SFAS No. 133 requires that each derivative be recognized in the balance sheet as either an asset or liability measured at its fair value. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement.

         Upon adoption of SFAS No. 133 on January 1, 2001, the Company recorded a transition obligation of $60.6 million related to cash flow hedges that are intended to reduce the volatility in commodity prices for the Company's forecasted oil and gas production. At June 30, 2001, the Company recorded assets of $7.5 million related to its commodity cash flow hedges. Additionally, at June 30, 2001, the Company recorded net of tax cumulative income to other comprehensive income (equity section of the balance sheet) of $4.6 million. The amount recorded in other comprehensive income will be taken to the income statement as the physical transactions being hedged occur. Additional volatility in earnings and other comprehensive income may occur in the future as a result of the adoption of SFAS No. 133.

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

                                                Exploration
                                                    and           Gas
                                                 Production   Distribution   Marketing     Other      Total
                                                -----------   ------------   ---------    -------    --------
                                                                           (in thousands)
         Three months ended June 30, 2001:
         Revenues from external customers         $ 38,914       $ 19,586     $ 17,523    $    --    $ 76,023
         Intersegment revenues                       1,797             20       37,105        112      39,034
         Operating income (loss)                    18,272           (768)         444         67      18,015
         Depreciation, depletion and
              amortization expense                  11,039          1,557           16         25      12,637
         Interest expense(1)                         5,255            380          128        255       6,018
         Provision (benefit) for income taxes(1)     4,921           (403)         123       (255)      4,386
         Assets                                    498,862        151,300       13,415     32,238(2)  695,815(2)
         Capital expenditures                       31,334(4)       1,260           17         65      32,676(4)


                                                Exploration
                                                    and           Gas
                                                 Production   Distribution   Marketing     Other      Total
                                                -----------   ------------   ---------    -------    --------
                                                                           (in thousands)

         Three months ended June 30, 2000:
         Revenues from external customers         $ 19,799       $ 23,300     $ 35,384    $    --    $ 78,483
         Intersegment revenues                       4,986             26       15,412        112      20,536
         Unusual items                            (109,288)(3)         --           --         --    (109,288)(3)
         Operating income (loss)                  (101,660)(3)       (692)         572        (69)   (101,849)(3)
         Depreciation, depletion and
              amortization expense                   9,522          1,687           17         25      11,251
         Interest expense(1)                         3,628          1,274           --        272       5,174
         Provision (benefit) for income taxes(1)   (41,093)           429          226        (37)    (40,475)
         Assets                                    455,957        148,275       18,319     34,681(2)  657,232(2)
         Capital expenditures                       27,406          1,372            4         65      28,847

         Six months ended June 30, 2001:
         Revenues from external customers         $ 59,491       $100,949     $ 52,712    $    --    $213,152
         Intersegment revenues                      21,960            149       72,948        224      95,281
         Operating income                           40,260          8,630        1,587        137      50,614
         Depreciation, depletion and
              amortization expense                  21,085          3,108           33         48      24,274
         Interest expense(1)                        10,577          1,471          162        530      12,740
         Provision (benefit) for income taxes(1)    11,422          3,000          556       (348)     14,630
         Assets                                    498,862        151,300       13,415     32,238(2)  695,815(2)
         Capital expenditures                       45,633(4)       2,169           17        171      47,990(4)

         Six months ended June 30, 2000:
         Revenues from external customers         $ 33,514       $ 76,494     $ 65,388    $    --    $175,396
         Intersegment revenues                      16,032             80       28,653        224      44,989
         Unusual items                            (109,288)(3)         --           --         --    (109,288)(3)
         Operating income (loss)                   (92,972)(3)     10,678        1,537        (36)    (80,793)(3)
         Depreciation, depletion and
              amortization expense                  18,762          3,497           35         48      22,342
         Interest expense(1)                         6,866          2,527           --        537       9,930
         Provision (benefit) for income taxes(1)   (39,191)         4,359          605       (375)    (34,602)
         Assets                                    455,957        148,275       18,319     34,681(2)  657,232(2)
         Capital expenditures                       40,517          2,652            4        231      43,404

(1) Interest expense and the provision (benefit) for income taxes by segment reflect an allocation of corporate amounts as debt and the provision (benefit) for income taxes are incurred at the corporate level.
(2) Other assets includes the Company's equity investment in the operations of the NOARK Pipeline System, Limited Partnership, corporate assets not allocated to segments, and assets for non-reportable segments.
(3) Includes a charge of $109.3 million in 2000 for the Hales judgment. Excluding this item, operating income for the exploration and production segment would have been $7.6 million and $16.3 million for the three and six month periods ended June 30, 2000, respectively.
(4) Capital expenditures for the exploration and production segment for the three and six month periods ended June 30, 2001, include $3.9 million of expenditures funded by a minority interest partner.

         Intersegment sales by the exploration and production segment and marketing segment to the gas distribution segment are priced in accordance with terms of existing contracts and current market conditions. Parent company assets include furniture and fixtures, prepaid debt costs and prepaid pension costs. Parent company general and administrative costs, depreciation expense and taxes other than income are allocated to segments. The exploration and production segment includes the consolidated amounts for a limited partnership in which the Company is the controlling partner. All of the Company's operations are located within the United States.

7.       INTEREST AND INCOME TAXES PAID

         The following table provides interest and income taxes paid during each period presented.


                                         Three Months               Six Months
                                        Ended June 30,            Ended June 30,
                                      -----------------        -----------------
                                        2001      2000           2001       2000
                                      -----------------        -----------------
                                                    (in thousands)
         Interest payments            $9,617    $9,465        $16,847    $10,071
         Income tax payments          $   --    $  270        $    --    $   270

8.       MINORITY INTEREST IN PARTNERSHIP

         In the second quarter of 2001, the Company formed a limited partnership with an investor to drill and complete the first 14 development wells in the Company's Overton Field located in Smith County, Texas. Because Southwestern is the sole general partner and controls the partnership, the operating and financial results are included in the Company's exploration and production results and the investor's share of the partnership activity is reported as a minority interest item in the Company's financial statements. The Company will contribute 50% of the capital required to drill the first 14 wells. Revenues and expenses are allocated 65% to the Company prior to payout of the initial investment and 85% to the Company thereafter.

9.       CONTINGENCIES AND COMMITMENTS

         The Company recently settled litigation in a case filed in a state court in Franklin County, Arkansas in 1996 against the Company and two of its subsidiaries related to overriding royalty interests on certain Arkansas oil and gas properties. In a Form 8-K filed in July 1996, the Company disclosed the lawsuit and that the plaintiff was seeking several million dollars in damages for failure to attach overrides dating back to 1939 to certain gas producing properties. The plaintiff subsequently expanded its claim alleging the underpayment of overriding royalties arising from contractual arrangements for the purchase and sale of natural gas between subsidiaries of the Company dating back to 1978.

         This matter went to a non-jury trial as to the issue of liability in January 2000. The court issued Findings of Fact and Conclusions of Law that found no fraud was committed and that any overriding royalty interests subject to the plaintiff's claim for additional overriding royalties accrued after March 1, 1990. All claims prior to March 1, 1990 were barred by the statute of limitations. The damages phase of the trial was scheduled for June 2001 and the Company recently settled all outstanding issues in the case through mediation. The Company recorded a $2.0 million charge in the second quarter of 2001 related to the settlement. Also, in connection with the settlement, the Company purchased the plaintiff's overriding royalty interest in a group of the Company's Arkansas gas producing properties.

         The Company and the other general partner of NOARK have severally guaranteed the principal and interest payments on NOARK's 7.15% Notes due 2018. At June 30, 2001 and December 31, 2000, the principal outstanding for these Notes was $74.0 million and $75.0 million, respectively. The Company's share of the several guarantee is 60%. The Notes were issued in June 1998 and require semi-annual principal payments of $1.0 million. Under the several guarantee, the Company is required to fund its proportionate share of NOARK's debt service obligations if such obligations cannot be funded by operations of the pipeline. As a result of the integration of NOARK Pipeline with the Ozark Gas Transmission System, management of the Company believes that it will realize its investment in NOARK over the life of the integrated pipeline system. Therefore, no provision for any loss relating to the NOARK investment has been made in the accompanying financial statements. Additionally, the Company's gas distribution subsidiary has transportation contracts for firm capacity of 66.9 MMcfd on NOARK's integrated pipeline system. These contracts expire in 2002 and 2003, and are renewable on an annual basis thereafter unless terminated after 180 days' prior notice.

         The Company is subject to laws and regulations relating to the protection of the environment. The Company's policy is to accrue environmental and cleanup related costs of a noncapital nature when it is both probable that a liability has been incurred and the amount of such liability can be reasonably estimated. Management believes any future remediation or other compliance related costs will not have a material effect on the financial position or reported results of operations of the Company.

         The Company is subject to other litigation and claims that have arisen in the ordinary course of business. The Company accrues for such items when a liability is both probable and the amount can be reasonably estimated. In the opinion of management, the results of such litigation and claims will not have a material effect on the financial position or reported results of operations of the Company.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following updates information as to the Company's financial condition provided in the Company's Form 10-K for the year ended December 31, 2000, and analyzes the changes in the results of operations between the three and six month periods ended June 30, 2001, and the comparable periods of 2000.

RESULTS OF OPERATIONS

Net income for the three months ended June 30, 2001 was $6.9 million, or $.27 per share, compared to a net loss of $64.2 million, or $2.57 per share, in 2000. The Company's results for the three months ended June 30, 2000, included an unusual charge of $109.3 million for the adverse judgment in the Hales royalty lawsuit ($66.7 million after-tax), an extraordinary loss on the early retirement of debt, and a $3.2 million gain from the sale of the Company's Missouri utility properties. Excluding these unusual and extraordinary items, Southwestern would have reported net income of $1.4 million, or $.05 per share, for the second quarter of 2000.

Net income for the six months ended June 30, 2001, was $22.9 million, or $.91 of basic earnings per share ($.89 per share on a fully diluted basis), compared to a net loss for the six months ended June 30, 2000, of $55.0 million, or $2.20 per share. Excluding the unusual and extraordinary items discussed above, net income for the first six months of 2000 would have been $10.6 million, or $.42 per share. The increases in quarterly and year-to-date net income were due to improved operating results experienced by the exploration and production segment. This segment benefited from both increased production and higher commodity prices.

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

                                                Three Months                 Six Months
                                               Ended June 30,              Ended June 30,
                                           --------------------         -------------------
                                              2001         2000            2001        2000
                                           --------------------         -------------------
Revenues (in thousands)                    $40,711    $  24,785         $81,451    $ 49,546
Operating income (loss) (in thousands)     $18,272    $(101,660)(1)     $40,260    $(92,972)(1)

Gas production (MMcf)                        8,653        7,924          16,678      15,700
Oil production (MBbls)                         191          169             352         324
     Total production (MMcfe)                9,799        8,938          18,790      17,644

Average gas price per Mcf                    $4.16        $2.64           $4.31       $2.63
Average oil price per Bbl                   $24.59       $22.54          $25.15      $22.78

Operating expenses per Mcfe
     Production expenses                     $0.44        $0.35           $0.48       $0.37
     Production taxes                        $0.18        $0.15           $0.20       $0.14
     General & administrative expenses       $0.54(2)     $0.35           $0.39(2)    $0.31
     Full cost pool amortization             $1.10        $1.03           $1.09       $1.03

(1) Includes a charge of $109.3 million for the Hales judgment. Excluding this item, operating income for the exploration and production segment would have been $7.6 million and $16.3 million for the three and six month periods ended June 30, 2000, respectively.
(2) Includes $2.0 million, or $.20 per Mcfe for the three months ended June 30, 2001 and $.11 per Mcfe for the six months ended June 30, 2001, for settled litigation.

Revenues and Operating Income
Revenues for the exploration and production segment were up 64% for both the three and six month periods ended June 30, 2001, compared to the same periods in 2000. The increases were due to both higher gas and oil prices and increased gas and oil production.

Operating income, excluding unusual items, for the exploration and production segment was up $10.6 million for the three months ended June 30, 2001, and up $23.9 million for the first six months of 2001, both as compared to the same periods in 2000. The improvements in operating income were due to the higher segment revenues.

Production
Gas and oil production during the second quarter of 2001 was 9.8 billion cubic feet (Bcf) equivalent, up 10% from 8.9 Bcf equivalent for the same period in 2000. The increase in production primarily resulted from new wells added in 2000 and 2001 in the Company's Arkoma Basin and Gulf Coast operating areas. Gas production was 8.7 Bcf for the second quarter of 2001, compared to 7.9 Bcf for the same period in 2000. For the six months ended June 30, 2001, gas and oil production was 18.8 Bcf equivalent compared to 17.6 Bcf equivalent for the same period in 2000. Gas production was 16.7 Bcf for the first six months of 2001 compared to 15.7 in 2000. The Company's sales to its gas distribution systems were 3.1 Bcf during the six months ended

June 30, 2001, compared to 4.8 Bcf for the same period in 2000. The Company's oil production was 352 thousand barrels (MBbls) during the first six months of 2001, up from 324 MBbls for the same period of 2000.

Commodity Prices
The Company realized an average price of $4.16 per thousand cubic feet (Mcf) for its natural gas production for the three months ended June 30, 2001, up from $2.64 per Mcf for the same period of 2000. The average realized price for the six months ended June 30, 2001 was $4.31 compared to $2.63 for the same period in 2000. The Company hedged 14.1 Bcf of gas production in the first six months of 2001 primarily through zero-cost collars, which had the effect of reducing the average gas price by $.49 per Mcf in the second quarter of 2001 and by $1.57 per Mcf in the first half of 2001. On a comparative basis, the average realized price during the second quarter of 2000 was reduced by $.75 per Mcf and was reduced by $.41 per Mcf in the first half of 2000, due to the effect of commodity price hedges. Additionally, the Company receives monthly demand charges related to the no-notice service it makes available to the utility segment which increase the Company's average gas price.

For the remainder of 2001, the Company has 12.7 Bcf of gas production hedged with collars having an average NYMEX floor price of $3.85 per Mcf and an average NYMEX ceiling price of $4.73 per Mcf. The Company also has 1.1 Bcf of gas production for the remainder of 2001 hedged with fixed price swaps at an average NYMEX price of $3.55 per Mcf. For the years 2002 and 2003 combined, the Company has 7.2 Bcf hedged under zero-cost collars and fixed-price swaps. See Part I,
Item 3 of this Form 10-Q for additional information regarding the Company's commodity price risk hedging activities.

The Company received an average price of $24.59 per barrel for its oil production during the three months ended June 30, 2001, up from $22.54 per barrel for the same period of 2000. For the six months ended June 30, 2001, the Company received an average price of $25.15 per barrel for its oil production, up from $22.78 per barrel for the same period of 2000. For the remainder of 2001, the Company has a collar on 150,000 barrels with an average floor of $27.40 per barrel, and an average ceiling of $29.95 per barrel, and a hedge on 36,000 barrels at an average NYMEX price of $17.49 per barrel.

Operating Costs and Expenses
Operating costs and expenses for the exploration and production segment increased in the second quarter and first six months of 2001 due to higher production related expenses, increased depreciation, depletion and amortization expense, and a $2.0 million charge included in general and administrative expense related to the settlement of litigation. The increase in operating expenses was due to increased production volumes, a higher level of workover expenses and an industry-wide increase in costs related to normal production activities. Additionally, increased severance and ad valorem taxes resulted from both increased production volumes and higher commodity prices. The Company anticipates that the inflationary increases in exploration and production related costs that have resulted from an overall increase in the activity level of the domestic oil and gas industry will continue in the near future. The increases in depreciation, depletion and amortization expense were due to the increase in production and an increase in the amortization rate per unit of production. The full cost pool amortization rate for this segment averaged $1.10 per Mcf equivalent for the second quarter of 2001 and $1.09 for the first six months of 2001, compared to $1.03 per Mcf equivalent for the comparable periods of 2000.

The Company utilizes the full cost method of accounting for costs related to its oil and natural gas properties. Under this method, all such costs (productive and nonproductive) are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the units-of-production method. These capitalized costs are subject to a ceiling test, however, which limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved gas and oil reserves discounted at 10 percent plus the lower of cost or market value of unproved properties. At June 30, 2001, the Company's unamortized costs of oil and gas properties did not exceed this ceiling amount. The Company's full cost ceiling is evaluated at the end of each quarter. A decline in gas and oil prices from current levels, or other factors, without other mitigating circumstances, could cause a future write-down of capitalized costs and a non-cash charge against future earnings.

In the second quarter of 2001, the Company formed a limited partnership with an investor to drill and complete the first 14 development wells in the Company's Overton Field located in Smith County, Texas. This partnership was created to provide the capital necessary to accelerate the field's development. The Overton properties were acquired by the Company in April 2000 and have multiple development locations through the downspacing of the existing units. Because Southwestern is the sole general partner and controls the partnership, operating and financial results for the partnership are consolidated with the other operations of the Company and the investor's share of the partnership activity is reported as a minority interest item in the financial statements.

During the second quarter of 2000, the Company recorded an unusual charge of $109.3 million resulting from the adverse judgment in the Hales litigation.

                                Gas Distribution

Overview
The operating results of the Company's gas distribution segment are highly seasonal. This segment typically realizes operating losses in the second and third quarters of the year and realizes operating income during the winter heating season in the first and fourth quarters. The extent and duration of heating weather also impacts the profitability of this segment, although the Company has a weather normalization clause in its filed rate tariffs that lessens the impact of revenue increases and decreases which might result from weather variations during the winter heating season. The gas distribution segment's profitability is also dependent upon the timing and amount of regulatory rate increases that are filed with and approved by the Arkansas Public Service Commission. For periods subsequent to allowed rate increases, the Company's profitability is impacted by its ability to manage and control this segment's operating costs and expenses.

                                               Three Months               Six Months
                                              Ended June 30,             Ended June 30,
                                        ---------------------       --------------------
                                            2001         2000           2001        2000
                                        ---------------------       --------------------
                                          ($ in thousands, except for per Mcf amounts)
Revenues                                $ 19,606     $ 23,326       $101,098    $ 76,574
Gas purchases                           $ 11,148     $ 12,948       $ 72,437    $ 43,258
Operating costs and expenses            $  9,226     $ 11,070       $ 20,031    $ 22,638
Operating income (loss)                 $   (768)    $   (692)      $  8,630    $ 10,678

Deliveries (Bcf)
     Sales and end-use transportation        3.6          5.2           14.1        17.3
     Off-system transportation               1.0           .5            1.0         2.1

Average number of customers              133,733      164,197        135,177     173,122
Average sales rate per Mcf                 $9.39        $6.85          $9.33       $5.84

Heating weather - degree days                166          293          2,327       1,982
                - percent of normal          55%          96%            95%         81%

Note: Amounts and statistics for the three and six month periods ended June 30, 2000, include the operations of the Company's Missouri properties that were sold in May 2000.

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

Revenues and Operating Income
Revenues for the three and six month periods ended June 30, 2001 are up from the comparable periods of 2000 primarily due to the cost of gas supply which has more than doubled when compared to the prior year periods. The high cost of gas supply is reflected in the Company's average rate for its utility sales which increased during the first six months of 2001 to $9.33 per Mcf, up from $5.84 per Mcf for the same period in 2000. The average sales rate for the second quarter of 2001 was $9.39 compared to $6.85 for the same period of 2000. The higher prices paid for purchases of natural gas are passed through to customers under automatic adjustment clauses.

Operating income of the gas distribution segment decreased 11% in the second quarter of 2001 and decreased 19% in the first six months of 2001, as compared to the same periods of 2000. The decreases in operating income were due to the impact of the sale of the Company's Missouri gas distribution assets in May 2000. Excluding the effects of the Missouri operations from 2000, operating results for the first six months of 2001 were approximately even with 2000 despite weather which was 5% warmer than normal and 17% colder than in the same period of 2000. This was primarily due to the Company's weather normalization clause in its rate tariffs. The weather normalization clause lessens the impacts of revenue increases and decreases that might result from weather variations during the winter heating season.

Deliveries
The utility systems delivered 3.6 Bcf to sales and end-use transportation customers during the second quarter of 2001, down from 5.2 Bcf for the same period in 2000. For the six months ended June 30, 2001, the utility systems delivered 14.1 Bcf to sales and end-use transportation customers, compared to
17.3 Bcf for the same period in 2000. The decrease in deliveries in the second quarter was due to warmer weather and the sale of the Missouri operations in May 2000. The decrease in deliveries for the first six months of 2001 was due to the sale of the Missouri properties, offset by increased deliveries due to colder weather. Excluding the effect of the Missouri operations from the three and six month periods ended June 30, 2000, deliveries to sales and end-use transportation customers were 4.4 Bcf and 13.7 Bcf, respectively.

Operating Costs and Expenses
The changes in purchased gas costs for the gas distribution segment reflect volumes purchased, prices paid for supplies, the mix of purchases from intercompany versus third party sources and the sale of the Missouri assets as discussed above. Other operating costs and expenses of the gas distribution segment for the three and six month periods ended June 30, 2001 were lower than the comparable periods of the prior year due primarily to the sale of the Missouri assets.


                               Marketing and Other

                                                 Three Months              Six Months
                                                Ended June 30,           Ended June 30,
                                             ------------------      -------------------
                                                2001       2000          2001       2000
                                             ------------------      -------------------
Marketing revenues (in thousands)            $54,628    $50,796      $125,660    $94,041
Marketing operating income (in thousands)       $444       $572        $1,587     $1,537

Gas volumes marketed (Bcf)                      12.4       15.7          23.4       33.9

Marketing
The increases in gas marketing revenues for the three and six month periods ended June 30, 2001, relate to a substantial increase in natural gas commodity prices from the prior year, and was largely offset by a comparable increase in purchased gas costs. Operating income for the marketing segment was $.4 million for the second quarter of 2001 and $1.6 million for the first six months of 2001, compared to $.6 million and $1.5 million for the comparable periods in 2000.

The Company marketed 12.4 Bcf of gas in the second quarter of 2001 and 23.4 Bcf in the first six months of 2001, compared to 15.7 Bcf and 33.9 Bcf for the same periods in 2000. The decreases in volumes marketed resulted from a planned decrease in volumes marketed for unaffiliated third parties.

NOARK Pipeline
The Company's share of the NOARK pre-tax loss included in other income was $.8 million for the first six months of 2001, compared to $1.1 million for the same period in 2000.

Interest Expense
Interest expense increased 16% for the second quarter of 2001 and 28% for the first six months of 2001, both as compared to the same periods in 2000, due to higher average borrowings caused by the payment of the Hales judgment in July 2000, and a lower level of capitalized interest. Interest is capitalized in the exploration and production segment on costs that are unevaluated and excluded from amortization.

Income Taxes
The changes in the provisions for current and deferred income taxes recorded in the three and six month periods ended June 30, 2001, as compared to the same periods in 2000, resulted primarily from the increase in the level of taxable income in 2001. Also impacting deferred taxes is the deduction of intangible drilling costs in the year incurred for tax purposes, netted against the turnaround of intangible drilling costs deducted for tax purposes in prior years. Intangible drilling costs are capitalized and amortized over future years for financial reporting purposes under the full cost method of accounting.

CHANGES IN FINANCIAL CONDITION

Changes in the Company's financial condition at June 30, 2001, as compared to December 31, 2000, primarily reflect the seasonal nature of the Company's gas distribution segment and the effects of the adoption of SFAS No. 133 (See Note 5 to Consolidated Financial Statements in this Form 10-Q).

Routine capital expenditures and scheduled debt retirements have predominantly been funded through cash provided by operations. For the first six months of 2001 and 2000, cash provided by operating activities was $84.4 and $50.6 million, respectively, and exceeded the total of these routine requirements.

Financing Requirements
In July 2001, the Company arranged a new unsecured revolving credit facility with a group of banks to replace the existing short-term credit facility. The short-term facility was put in place in July 2000 to fund the Hales judgment of $109.3 million, pay off the existing revolver balance and retire $22.0 million of private placement debt. The new revolving credit facility has a capacity of $160 million and a three-year term. The interest rate on the new facility is
137.5 basis points over the current London Interbank Offered Rate (LIBOR), and was 5.2% at June 30, 2001. The new credit facility contains covenants which impose certain restrictions on the Company. Under the credit agreement, the Company may not issue total debt in excess of 75% of its total capital, must maintain a certain level of shareholders' equity, and the Company must maintain a ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) to fixed charges of at least 3.75 or higher through March 30, 2002. These covenants change over the term of the credit facility and generally become more restrictive. At June 30, 2001, the Company's revolving credit facility had a balance of $132.0 million and was classified as long-term debt in the Company's balance sheet.

During the first six months of 2001, the Company's total debt decreased by $39.0 million, as increased cash flow generated from operations exceeded the Company's capital requirements. Total debt at June 30, 2001, accounted for 68% of the Company's capitalization, down from 74% at December 31, 2000. Excluding the effects of SFAS No. 133, the percentage of debt to total capitalization would have been 69% at June 30, 2001.

The Company's capital expenditures for the first six months of 2001 were $48.0 million, compared to $43.4 million for the same period in 2000. The Company's reported capital investments include the gross expenditures of the Overton partnership. The minority interest partner in Overton funded $3.9 million of the Company's reported expenditures during the period. Additionally, the Company's capital expenditures during the second quarter of 2001 included $5.8 million to purchase overriding royalty interests in a group of the Company's Arkoma Basin properties. This acquisition was made in connection with the settlement of litigation. Planned capital investments during calendar year 2001 are currently expected to be approximately $100 million, including approximately $12 million which will be funded by the minority interest partner in Overton.

At June 30, 2001, NOARK had outstanding debt totaling $74.0 million. The Company and the other general partner of NOARK have severally guaranteed the principal and interest payments on the NOARK debt. The Company's share of the several guarantee is 60%.

Working Capital
Accounts receivable have declined since December 31, 2000, due to the seasonal nature of the Company's gas distribution segment and a decrease in the amounts owed to the Company's exploration and production segment for oil and gas production due to lower commodity prices. Under-recovered purchased gas costs for the Company's gas distribution segment were $4.6 million at June 30, 2001, compared to $12.9 million at December 31, 2000. Purchased gas costs are recovered from the Company's utility customers in subsequent months through automatic cost of gas adjustment clauses included in the utility's filed rate tariffs. Inventories have increased due to the injection of gas into the Company's gas storage facilities. At June 30, 2001, the Company recorded a current hedging asset of $6.5 million and a current deferred income tax payable of $2.5 million under the provisions of SFAS No. 133.

Accounts payable has decreased since December 31, 2000, due primarily to decreases in gas purchase costs in the gas distribution and marketing segments and to the timing of expenditures.

Other changes in current assets and current liabilities between periods resulted primarily from the timing of expenditures and receipts, and the sale of the Company's Missouri gas distribution assets in 2000.

FORWARD LOOKING INFORMATION

All statements, other than historical financial information, may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes the expectations expressed in such forward-looking statements are based on reasonable assumptions, such statements are not guarantees of future performance and actual results or developments may differ materially from those in the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include, but are not limited to, the timing and extent of changes in commodity prices for gas and oil, the timing and extent of the Company's success in discovering, developing, producing, and estimating reserves, property acquisition or divestiture activities that may occur, the effects of weather and regulation on the Company's gas distribution segment, increased competition, legal and economic factors, governmental regulation, the financial impact of accounting regulations for derivative instruments, changing market conditions, the comparative cost of alternative fuels, conditions in capital markets and changes in interest rates, availability of oil field services, drilling rigs and other equipment, as well as various other factors beyond the Company's control. A discussion of these and other factors affecting the Company's performance is included in the Company's periodic reports filed with the Securities and Exchange Commission including its Annual Report on Form 10-K for the year ended December 31, 2000.

                                     PART I

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to the Company's operations result primarily from changes in commodity prices and interest rates, as well as credit risk concentrations.
The Company uses natural gas and crude oil swap agreements and options and interest rate swaps to reduce the volatility of earnings, cash flow and the cost of purchased gas due to fluctuations in the prices of natural gas and oil and fluctuations in interest rates. The Board of Directors has approved risk management policies and procedures to utilize financial products for the reduction of defined commodity price risks. These policies prohibit speculation with derivatives and limit swap agreements to counterparties with acceptable credit standings.

Credit Risks
The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables and derivative contracts associated with commodities trading. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas. No single customer accounts for greater than 4% of accounts receivable. See the discussion of commodities risk below.

Interest Rate Risk
The Company's revolving debt obligations are sensitive to changes in interest rates. The Company's policy is to manage interest rates through use of a combination of fixed and floating rate debt. Interest rate swaps may be used to adjust interest rate exposures when appropriate. There were no interest rate swaps outstanding at June 30, 2001. Subsequent to June 30, 2001, the Company entered into an interest rate swap for calendar year 2002 that allows the Company to pay a fixed interest rate of 5.7% on $50 million of its outstanding revolving debt. The Company's revolving debt was $171.0 million at December 31, 2000, and had an average interest rate of 7.8%. At June 30, 2001, the Company's revolving debt was $132.0 million with an average interest rate of 5.2%. Other than the Company's revolving debt, there have been no material changes in the interest rate risk information that was presented in the Company's 2000 Form 10-K.

Commodities Risk
The Company uses over-the-counter natural gas and crude oil swap agreements and options to hedge sales of Company production, activity in its marketing segment, and gas purchases in the utility segment against the inherent price risks of adverse price fluctuations or locational pricing differences between a published index and the NYMEX (New York Mercantile Exchange) futures market. These swaps and options include (1) transactions in which one party will pay a fixed price (or variable price) for a notional quantity in exchange for receiving a variable price (or fixed price) based on a published index (referred to as price swaps),
(2) transactions in which parties agree to pay a price based on two different indices (referred to as basis swaps), and (3) the purchase and sale of index-related puts and calls (collars) that provide a "floor" price below which the counterparty pays (production hedge) or receives (gas purchase hedge) funds equal to the amount by which the price of the commodity is below the contracted floor, and a "ceiling" price above which the Company pays to (production hedge) or receives from (gas purchase hedge) the counterparty the amount by which the price of the commodity is above the contracted ceiling.

The primary market risk related to these derivative contracts is the volatility in market prices for natural gas and crude oil. However, this market risk is offset by the gain or loss recognized upon the related sale or purchase of the natural gas or oil that is hedged. Credit risk relates to the risk of loss as a result of non-performance by the Company's counterparties. The counterparties are primarily major investment and commercial banks which management believes present minimal credit risks. The credit quality of each counterparty and the level of financial exposure the Company has to each counterparty are periodically reviewed to ensure limited credit risk exposure.

The  following  table  provides   information  about  the  Company's   financial
instruments that are sensitive to changes in commodity prices. The table presents the notional amount in Bcf (billion cubic feet) and MBbls (thousand barrels), the weighted average contract prices, and the total dollar contract amount by expected maturity dates. The "Carrying Amount" for the contract amounts are calculated as the contractual payments for the quantity of gas or oil to be exchanged under futures contracts and do not represent amounts recorded in the Company's financial statements. The "Fair Value" represents values for the same contracts using comparable market prices at June 30, 2001. At June 30, 2001, the "Fair Value" exceeded the "Carrying Amount" of these financial instruments by $7.5 million.

                                                                 Expected Maturity Date
                                                --------------------------------------------------------
                                                       2001                2002                2003
                                                ----------------    ----------------    ----------------
                                                Carrying    Fair    Carrying    Fair    Carrying    Fair
                                                 Amount    Value     Amount    Value     Amount    Value
                                                --------   -----    --------   -----    --------   -----
Production and Marketing
Natural Gas:
Swaps with a fixed price receipt
   Contract volume (Bcf)                           1.0                 1.0                  .2
   Weighted average price per Mcf                $3.48               $2.65               $2.75
   Contract amount (in millions)                  $3.4      $3.6      $2.6      $1.7       $.6      $.4

Swaps with a fixed price payment
   Contract volume (Bcf)                            .1                   -                   -
   Weighted average price per Mcf                $4.41                   -                   -
   Contract amount (in millions)                   $.6       $.4         -         -         -        -


                                                                 Expected Maturity Date
                                                --------------------------------------------------------
                                                       2001                2002                2003
                                                ----------------    ----------------    ----------------
                                                Carrying    Fair    Carrying    Fair    Carrying    Fair
                                                 Amount    Value     Amount    Value     Amount    Value
                                                --------   -----    --------   -----    --------   -----
Price collar
   Contract volume (Bcf)                          12.7                 6.0                   -
   Weighted average floor price
      per Mcf                                    $3.85               $4.00                   -

   Contract amount of floor
      (in millions)                              $48.9     $58.9     $24.0     $29.1         -        -
   Weighted average ceiling price
      per Mcf                                    $4.73               $4.72                   -
   Contract amount of ceiling
      (in millions)                              $60.1     $58.2     $28.3     $26.6         -        -


Oil:
Swaps with a fixed price receipt
   Contract volume (MBbls)                          36                   -                   -
   Weighted average price per Bbl               $17.49                   -                   -
   Contract amount (in millions)                   $.6       $.3         -         -         -        -

Price collar
   Contract volume (MBbls)                         150                   -                   -
   Weighted average floor price
        Per Bbl                                 $27.40                   -                   -
   Contract amount of floor
        (in millions)                             $4.1      $4.5         -         -         -        -
   Weighted average ceiling price
        Per Bbl                                 $29.95                   -                   -
   Contract amount of ceiling
        (in millions)                             $4.5      $4.4         -         -         -        -

Natural Gas Purchases
Swaps with a fixed price payment
   Contract volume (Bcf)                           1.1                 2.4                   -
   Weighted average price per Mcf                $4.43               $4.49                   -
   Contract amount (in millions)                  $4.7      $3.8     $10.9      $8.9         -        -

                                     PART II

                                OTHER INFORMATION

Item 1

The Company recently settled litigation in a case filed in a state court in Franklin County, Arkansas in 1996 against the Company and two of its subsidiaries related to overriding royalty interests on certain Arkansas oil and gas properties. In a Form 8-K filed in July 1996, the Company disclosed the lawsuit and that the plaintiff was seeking several million dollars in damages for failure to attach overrides dating back to 1939 to certain gas producing properties. The plaintiff subsequently expanded its claim alleging the underpayment of overriding royalties arising from contractual arrangements for the purchase and sale of natural gas between subsidiaries of the Company dating back to 1978.

This matter went to a non-jury trial as to the issue of liability in January 2000. The court issued Findings of Fact and Conclusions of Law that found no fraud was committed and that any overriding royalty interests subject to the plaintiff's claim for additional overriding royalties accrued after March 1, 1990. All claims prior to March 1, 1990 were barred by the statute of limitations. The damages phase of the trial was scheduled for June 2001 and the Company recently settled all outstanding issues in the case through mediation. The Company recorded a $2.0 million charge in the second quarter of 2001 related to the settlement. Also, in connection with the settlement, the Company purchased the plaintiff's overriding royalty interest in a group of the Company's Arkansas gas producing properties.

Items 2 - 6(a)

No developments required to be reported under Items 2 - 6(a) occurred during the quarter ended June 30, 2001.

Item 6(b)

On July 5, 2001, the Company filed a Form 8-K discussing the settlement of litigation involving overriding royalty interests.

All other filings on Form 8-K during the quarter ended June 30, 2001 have been previously disclosed in the Company's Form 10-Q for the first quarter of 2001.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    SOUTHWESTERN ENERGY COMPANY
                                                   -----------------------------
                                                             Registrant



DATE:   August 10, 2001                                 /s/ GREG D. KERLEY
     --------------------                          -----------------------------
                                                          Greg D. Kerley
                                                      Executive Vice President
                                                    and Chief Financial Officer

     Southwestern Energy Company
     P.O. Box 1408
     Fayetteville, AR 72702-1408




     August 10, 2001


     Securities and Exchange Commission
     ATTN: Filing Desk, Stop 1-4
     450 Fifth Street, N.W.
     Washington, DC  20549-1004

     Gentlemen:

     Pursuant  to  regulations  of  the  Securities  and  Exchange   Commission,
     submitted herewith for filing on behalf of Southwestern Energy Company is the Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

     This filing is being effected by direct transmission to the Commission's EDGAR System.

     Very truly yours,

     Stan Wilson
     Controller