Form 10-Q
period 2001-09-30
SOUTHWESTERN ENERGY CO
filed 2001-10-12
CIK 7332

================================================================================

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                        -----------------------
                               FORM 10-Q
 (Mark one)
    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934
                  For the quarterly period ended September 30, 2001
                                                 ------------------

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
                              Yes: X    No:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               Class                        Outstanding at October 10, 2001
    ----------------------------            -------------------------------
    Common Stock, Par Value $.10                      25,191,747

================================================================================
                                   - 1 -

                                   PART I

                            FINANCIAL INFORMATION

                  SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                September 30,    December 31,
                                                    2001             2000
                                               --------------    ------------
                                                      ($ in thousands)
     Current Assets
       Cash                                      $     673        $   2,386
       Accounts receivable                          27,959           77,041
       Inventories, at average cost                 26,112           17,000
       Under-recovered purchased gas costs           2,097           12,942
       Hedging asset - SFAS No.133                   8,492                -
       Other                                         4,719            3,486
                                                 ---------        ---------
            Total current assets                    70,052          112,855
                                                 ---------        ---------
     Investments                                    15,980           15,574
                                                 ---------        ---------
     Property, Plant and Equipment, at cost
       Gas and oil properties, using the
         full cost method                          945,233          872,023
       Gas distribution systems                    191,111          190,893
       Gas in underground storage                   32,853           27,867
       Other                                        28,463           27,940
                                                 ---------        ---------
                                                 1,197,660        1,118,723
       Less:  Accumulated depreciation,
                depletion and amortization         591,292          554,616
                                                 ---------        ---------
                                                   606,368          564,107
                                                 ---------        ---------

     Other Assets                                   14,811           12,842
                                                 ---------        ---------

     Total Assets                                $ 707,211        $ 705,378
                                                 =========        =========



                   The accompanying notes are an integral part
                          of the financial statements.

                  SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                               September 30,    December 31,
                                                   2001             2000
                                               -------------    ------------
                                                      ($ in thousands)
     Current Liabilities
       Short-term debt                           $       -        $ 171,000
       Accounts payable                             30,432           54,304
       Taxes payable                                 2,391            4,346
       Interest payable                              6,876            2,806
       Customer deposits                             4,572            4,799
       Deferred income tax payable                   3,312                -
       Other                                         3,295            2,629
                                                 ---------        ---------
            Total current liabilities               50,878          239,884
                                                 ---------        ---------
     Long-Term Debt, less current portion above    356,300          225,000
                                                 ---------        ---------
     Other Liabilities
       Deferred income taxes                       115,759           97,431
       Other                                         1,910            1,772
                                                 ---------        ---------
                                                   117,669           99,203
                                                 ---------        ---------
     Commitments and Contingencies

     Minority Interest in Partnership                6,626                -
                                                 ---------        ---------

     Shareholders' Equity
       Common stock, $.10 par value; authorized
         75,000,000 shares, issued 27,738,084
         shares                                      2,774            2,774
       Additional paid-in capital                   20,202           20,220
       Retained earnings                           176,253          148,353
       Accumulated other comprehensive income        5,970                -
                                                 ---------        ---------
                                                   205,199          171,347
       Less:  Common stock in treasury, at cost,
                2,547,041 shares in 2001 and
                2,556,908 shares in 2000            28,432           28,485
              Unamortized cost of 225,794
                restricted shares in 2001
                and 241,452 restricted shares
                in 2000, issued under stock
                incentive plan                       1,029            1,571
                                                 ---------        ---------
                                                   175,738          141,291
                                                 ---------        ---------
     Total Liabilities and Shareholders' Equity  $ 707,211        $ 705,378
                                                 =========        =========

                   The accompanying notes are an integral part
                          of the financial statements.

                  SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                          Three Months Ended              Nine Months Ended
                                                             September 30,                  September 30,
                                                      -------------------------       -------------------------
                                                         2001           2000             2001           2000
                                                      ----------     ----------       ----------     ----------
                                                             ($ in thousands, except per share amounts)

     Operating Revenues
       Gas sales                                      $   41,975     $   32,421       $  189,533     $  130,399
       Gas marketing                                      11,392         38,109           64,104        103,497
       Oil sales                                           4,348          3,683           13,192         11,060
       Gas transportation and other                        1,681          1,129            5,719          5,782
                                                      ----------     ----------       ----------     ----------
                                                          59,396         75,342          272,548        250,738
                                                      ----------     ----------       ----------     ----------
     Operating Costs and Expenses
       Gas purchases - utility                             4,119          3,275           54,617         30,501
       Gas purchases - marketing                          10,518         37,187           61,098        100,306
       Operating expenses                                  9,437          8,238           29,115         25,580
       General and administrative expenses                 5,049          5,217           17,456         17,907
       Unusual item                                            -          2,000                -        111,288
       Depreciation, depletion and amortization           13,881         11,627           38,155         33,969
       Taxes, other than income taxes                      2,129          1,914            7,230          6,096
                                                      ----------     ----------       ----------     ----------
                                                          45,133         69,458          207,671        325,647
                                                      ----------     ----------       ----------     ----------
     Operating Income (Loss)                              14,263          5,884           64,877        (74,909)
                                                      ----------     ----------       ----------     ----------
     Interest Expense
       Interest on long-term debt                          5,787          7,039           18,558         17,184
       Other interest charges                                180            212            1,009          1,317
       Interest capitalized                                 (375)          (548)          (1,235)        (1,868)
                                                      ----------     ----------       ----------     ----------
                                                           5,592          6,703           18,332         16,633
                                                      ----------     ----------       ----------     ----------
     Other Income (Expense)                                 (184)          (417)            (162)         1,581
                                                      ----------     ----------       ----------     ----------
     Income (Loss) Before Income Taxes &
       Minority Interest                                   8,487         (1,236)          46,383        (89,961)
                                                      ----------     ----------       ----------     ----------
     Minority Interest in Partnership                       (261)             -             (645)             -
                                                      ----------     ----------       ----------     ----------
     Income (Loss) Before Income Taxes                     8,226         (1,236)          45,738        (89,961)
                                                      ----------     ----------       ----------     ----------
     Income Tax Provision (Benefit)
       Current                                                 -              -                -              -
       Deferred                                            3,208           (482)          17,838        (35,084)
                                                      ----------     ----------       ----------     ----------
                                                           3,208           (482)          17,838        (35,084)
                                                      ----------     ----------       ----------     ----------
     Income (Loss) Before Extraordinary Item               5,018           (754)          27,900        (54,877)
     Extraordinary Loss Due to Early Retirement
       of Debt (Net of $569 Tax Benefit)                       -              -                -           (890)
                                                      ----------     ----------       ----------     ----------
     Net Income (Loss)                                $    5,018     $     (754)      $   27,900     $  (55,767)
                                                      ==========     ==========       ==========     ==========
     Basic Earnings Per Share                              $0.20         ($0.03)           $1.11         ($2.23)
                                                      ==========     ==========       ==========     ==========
     Basic Average Common Shares Outstanding          25,190,387     25,034,306       25,189,045     25,035,626
                                                      ==========     ==========       ==========     ==========
     Diluted Earnings Per Share                            $0.20         ($0.03)           $1.09        ($2.23)
                                                      ==========     ==========       ==========     ==========
     Diluted Average Common Shares Outstanding        25,621,214     25,034,306       25,591,554     25,035,626
                                                      ==========     ==========       ==========     ==========
     Dividends Declared Per Share Payable 5/5/00               -              -                -          $0.06
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

                  SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Nine Months Ended
                                                               September 30,
                                                           --------------------
                                                             2001        2000
                                                           --------    --------
                                                             ($ in thousands)
     Cash Flows From Operating Activities
       Net income (loss)                                   $ 27,900    $(55,767)
       Adjustments to reconcile net income (loss) to
         net cash provided by operating activities:
           Depreciation, depletion and amortization          39,342      35,010
           Deferred income taxes                             17,838     (35,084)
           Equity in loss of NOARK partnership                1,043       1,510
           Gain on sale of Missouri utility assets                -      (3,209)
           Extraordinary loss due to early retirement
             of debt (net of tax)                                 -         890
           Minority interest in partnership                     271           -
           Change in assets and liabilities:
             Accounts receivable                             49,082        (287)
             Inventories                                     (9,112)       (319)
             Under recovered purchased gas costs             10,845      (8,025)
             Accounts payable                               (23,872)      3,686
             Interest payable                                 4,070       4,613
             Other current assets and liabilities            (2,750)      3,978
                                                           --------    --------
     Net cash provided by (used in) operating activities    114,657     (53,004)
                                                           --------    --------
     Cash Flows From Investing Activities
       Capital expenditures                                 (77,143)    (57,422)
       Sale of Missouri utility assets                            -      32,000
       Sale of oil and gas properties                             -      13,651
       Investment in NOARK partnership                       (1,449)     (1,620)
       Change in gas stored underground                      (4,986)     (2,172)
       Other items                                              553        (132)
                                                           --------    --------
     Net cash used in investing activities                  (83,025)    (15,695)
                                                           --------    --------
     Cash Flows From Financing Activities
       Net change in revolving long-term debt               (39,700)    103,600
       Retirement of private placement notes and
         prepayment penalty                                       -     (24,910)
       Contributions from minority interest partner           6,355           -
       Payment on revolving short-term debt                       -      (7,500)
       Cash dividends                                             -      (3,004)
                                                           --------    --------
     Net cash provided by (used in) financing activities    (33,345)     68,186
                                                           --------    --------
     Decrease in cash                                        (1,713)       (513)
     Cash at beginning of year                                2,386       1,240
                                                           --------    --------
     Cash at end of period                                 $    673    $    727
                                                           ========    ========

                   The accompanying notes are an integral part
                          of the financial statements.

                  SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)

                                                            Three Months Ended        Nine Months Ended
                                                               September 30,             September 30,
                                                           --------------------      --------------------
                                                             2001        2000          2001        2000
                                                           --------    --------      --------    --------
                                                             ($ in thousands)          ($ in thousands)
     Net income (loss)                                     $  5,018    $   (754)     $ 27,900    $(55,767)
     Other comprehensive income:
        Unrealized gain on derivative instruments             2,112           -        21,299           -
                                                           --------    --------      --------    --------
     Comprehensive Income (Loss)                           $  7,130    $   (754)     $ 49,199    $(55,767)
                                                           ========    ========      ========    ========

     Reconciliation of Accumulated Other Comprehensive
        Income (Loss):

     Balance, Beginning of Period                          $  4,601   $       -      $      -    $      -
     Cumulative effect of adoption of SFAS No. 133                -           -       (36,963)          -
     Current period reclassification to earnings               (743)          -        21,634           -
     Current period change in derivative instruments          2,112           -        21,299           -
                                                           --------    --------      --------    --------
     Balance, End of Period                                $  5,970    $      -         5,970    $      -
                                                           ========    ========      ========    ========

                   The accompanying notes are an integral part
                          of the financial statements.

                  SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001

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

2.       OIL AND GAS PROPERTIES

         The Company utilizes the full cost method of accounting for costs related to its oil and natural gas properties. Under this method, all such costs (productive and nonproductive) are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the units-of-production method. These capitalized costs are subject to a ceiling test, however, which limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved gas and oil reserves discounted at 10 percent plus the lower of cost or market value of unproved properties. At September 30, 2001, the Company's unamortized costs of oil and gas properties exceeded this ceiling amount by $54.8 million due to low gas prices in effect on that date. The market price for natural gas at Henry Hub was $1.86 on September 30, 2001. However, due to the subsequent recovery in the market prices for natural gas the Company was not required to record a write-down of its oil and gas properties. The Company's full cost ceiling is evaluated at the end of each quarter. A decline in gas and oil prices from current levels, or other factors, without other mitigating circumstances, could cause a future write-down of capitalized costs and a non-cash charge against future earnings.

3.       EARNINGS PER SHARE

         Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during each year. The diluted earnings per share calculation adds to the weighted average number of common shares outstanding the incremental shares that would have been outstanding assuming the exercise of dilutive stock options. The Company had options for 997,700 shares of common stock with a weighted average exercise price of $13.90 per share at September 30, 2001, and options for 2,033,665 shares with an average exercise price of $10.53 per share at September 30,

         2000, that were not included in the calculation of diluted shares because they would have had an antidilutive effect.

4.       UNUSUAL ITEMS

         During the first nine months of 2000, the Company recorded unusual charges totaling $111.3 million related to the adverse Hales judgment and other litigation.

5.       DIVIDEND PAYABLE

         As a result of the financial impact of the Hales judgment in the second quarter of 2000, the Company has indefinitely suspended payment of quarterly dividends on its common stock.

6.       LONG-TERM DEBT

         In July 2001, the Company arranged a new unsecured revolving credit facility with a group of banks to replace its existing short-term credit facility that was put in place in July 2000. The new revolving credit facility has a capacity of $160 million and a three-year term. The interest rate on the new facility is 137.5 basis points over the current London Interbank Offered Rate (LIBOR), and was 4.9% at September 30, 2001. The new credit facility contains covenants which impose certain restrictions on the Company. Under the credit agreement, the Company may not issue total debt in excess of 75% of its total capital, must maintain a certain level of shareholders' equity, and the Company must maintain a ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) to fixed charges of at least
         3.75 or higher through March 30, 2002. These covenants change over the term of the credit facility and generally become more restrictive. At September 30, 2001, the Company's revolving credit facility had a balance of $131.3 million and was classified as long-term debt in the Company's balance sheet. The Company has also entered into an interest rate swap for calendar year 2002 that allows the Company to pay a fixed interest rate of 5.7% on $50 million of its outstanding revolving debt.

7.       DERIVATIVE AND HEDGING ACTIVITIES

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

         Upon adoption of SFAS No. 133 on January 1, 2001, the Company recorded a transition obligation of $60.6 million related to cash flow hedges that are intended to reduce the volatility in commodity prices for the Company's forecasted oil and gas production. At September 30, 2001, the Company recorded assets of $9.8 million related to its commodity and interest rate cash flow hedges. Additionally, at September 30, 2001, the Company recorded net of tax cumulative income to other comprehensive income (equity section of the balance sheet) of $6.0 million. The amount recorded in other comprehensive income will be taken to the income statement as the physical transactions being hedged occur. Additional volatility in earnings and other comprehensive income may occur in the future as a result of the adoption of SFAS No. 133.

8.       SEGMENT INFORMATION

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

                                                Exploration
                                                    and           Gas
                                                 Production   Distribution   Marketing       Other          Total
                                                -----------   ------------   ---------     ---------      ---------
                                                                           ($ in thousands)
         Three months ended September 30, 2001:
         --------------------------------------
         Revenues from external customers       $   34,079     $  13,925     $  11,392      $    --       $  59,396
         Intersegment revenues                       1,988            20        25,088          112          27,208
         Operating income (loss)                    15,913        (2,356)          640           66          14,263
         Depreciation, depletion and
            amortization expense                    12,344         1,496            17           24          13,881
         Interest expense(1)                         5,087           175            77          253           5,592
         Provision (benefit) for income taxes(1)     4,127          (972)          219         (166)          3,208
         Assets                                    523,789       144,475         9,474       29,473(2)      707,211(2)
         Capital expenditures                       27,870(4)      1,144            --          139          29,153(4)





                                               Exploration
                                                   and           Gas
                                                Production   Distribution    Marketing       Other           Total
                                               ------------  -------------   ----------    ---------       ---------
                                                                           ($ in thousands)

         Three months ended September 30, 2000:
         --------------------------------------
         Revenues from external customers       $  21,180      $  16,052     $  38,110      $   --        $  75,342
         Intersegment revenues                      5,337             29        20,796         112           26,274
         Unusual items                             (2,000)(3)         --            --          --           (2,000)(3)
         Operating income (loss)                    7,166(3)      (1,745)          464          (1)           5,884(3)
         Depreciation, depletion and
            amortization expense                   10,092          1,494            18          23           11,627
         Interest expense(1)                        5,570            859            --         274            6,703
         Provision (benefit) for income taxes(1)      638         (1,008)          176        (288)            (482)
         Assets                                   452,167        154,716        18,674      33,350(2)       658,907(2)
         Capital expenditures                      12,497          1,351            --         170           14,018


         Nine months ended September 30, 2001:
         -------------------------------------
         Revenues from external customers       $  93,570      $ 114,874     $  64,104      $   --        $  272,548
         Intersegment revenues                     23,948            169        98,036         336           122,489
         Operating income                          56,173          6,274         2,227         203            64,877
         Depreciation, depletion and
              amortization expense                 33,429          4,604            50          72            38,155
         Interest expense(1)                       15,664          1,646           239         783            18,332
         Provision (benefit) for income taxes(1)   15,549          2,028           775        (514)           17,838
         Assets                                   523,789        144,475         9,474      29,473(2)        707,211(2)
         Capital expenditures                      73,503(4)       3,313            17         310            77,143(4)


         Nine months ended September 30, 2000:
         -------------------------------------
         Revenues from external customers       $  54,694      $ 92,546      $ 103,498      $    --       $  250,738
         Intersegment revenues                     21,369           110         49,449          335           71,263
         Unusual items                           (111,288)(3)        --             --           --         (111,288)(3)
         Operating income (loss)                  (85,806)(3)     8,933          2,001          (37)         (74,909)(3)
         Depreciation, depletion and
            amortization expense                   28,854         4,991             53           71           33,969
         Interest expense(1)                       12,436         3,386             --          811           16,633
         Provision (benefit) for income taxes(1)  (38,553)        3,351            781         (663)         (35,084)
         Assets                                   452,167       154,716         18,674       33,350(2)       658,907(2)
         Capital expenditures                      53,014         4,003              4          401           57,422

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

(3) Includes an unusual charge of $2.0 million in the third quarter of 2000 for litigation and a loss of $109.3 million in the second quarter of 2000 for the Hales judgment. Excluding these items, operating income for the exploration and production segment would have been $9.2 million and $25.5 million for the three and nine month periods ended September 30, 2000, respectively.

(4) Capital expenditures for the Exploration and Production segment includes $7.7 million and $16.7 for the three and nine month periods ended September 30, 2001, related to the consolidated
              results   of  a  limited
              partnership. The Company received reimbursement of $6.4 million of the year to date amount from the minority interest partner.

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

9.       INTEREST AND INCOME TAXES PAID

         The following table provides interest and income taxes paid during each period presented.

                                          Three Months             Nine Months
         Periods Ended September 30     2001        2000          2001      2000
         -----------------------------------------------------------------------
                                                    (in thousands)
         Interest payments            $1,598      $2,323       $14,830   $12,394
         Income tax payments          $   --      $  206       $    --   $   206

10.      MINORITY INTEREST IN PARTNERSHIP

         In the second quarter of 2001, the Company formed a limited partnership with an investor to drill and complete the first 14 development wells in the Company's Overton Field located in Smith County, Texas. Because Southwestern is the sole general partner and controls the partnership, the operating and financial results are consolidated with the Company's exploration and production results and the investor's share of the partnership activity is reported as a minority interest item in the financial statements. The Company will contribute 50% of the capital required to drill the first 14 wells. Revenues and expenses are allocated 65% to the Company prior to payout of the initial investment and 85% to the Company thereafter.

11.      CONTINGENCIES AND COMMITMENTS

         The Company and the other general partner of NOARK have severally guaranteed the principal and interest payments on NOARK's 7.15% Notes due 2018. At September 30, 2001 and December 31, 2000, the principal outstanding for these Notes was $74.0 million and $75.0 million, respectively. The Company's share of the several guarantee is 60%. The Notes were issued in June 1998 and require semi-annual principal payments of $1.0 million. Under the several guarantee, the Company is required to fund its share of NOARK's debt service which is not funded by operations of the pipeline. As a result of the integration of NOARK Pipeline with the Ozark Gas Transmission System, management of the Company believes that it will realize its investment in NOARK over the life of the system. Therefore, no provision for any loss has been made in the accompanying financial statements. Additionally, the Company's gas distribution subsidiary has transportation contracts for firm capacity of 66.9 MMcfd on NOARK's integrated pipeline system. These contracts expire in 2002 and 2003, and are renewable year-to-year thereafter until terminated by 180 days' notice.

         The Company is also subject to laws and regulations relating to the protection of the environment. The Company's policy is to accrue environmental and cleanup related costs of a noncapital nature when it is both probable that a liability has been incurred and when the amount can be reasonably estimated. Management believes any future remediation or other compliance related costs will not have a material effect on the financial position or reported results of operations of the Company.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following updates information as to the Company's financial condition provided in the Company's Form 10-K for the year ended December 31, 2000, and analyzes the changes in the results of operations between the three and nine month periods ended September 30, 2001, and the comparable periods of 2000.

RESULTS OF OPERATIONS

Net income for the three months ended September 30, 2001 was $5.0 million, or $.20 per share, compared to a net loss of $.8 million, or $.03 per share, in 2000. The increase in net income was due to improved operating results experienced by the exploration and production segment. This segment benefited from both increased production and higher commodity prices.

Net income for the nine months ended September 30, 2001, was $27.9 million, or $1.11 of basic earnings per share ($1.09 per share on a fully diluted basis), compared to a net loss for the nine months ended September 30, 2000, of $55.8 million, or $2.23 per share. The Company's results for the nine months ended September 30, 2000, included an unusual charge of $109.3 million for the adverse judgment in the Hales royalty lawsuit ($66.7 million after-tax), an extraordinary loss on the early retirement of debt, a $3.2 million gain from the sale of the Company's Missouri utility properties, and a $2.0 million charge in the third quarter related to other litigation. Excluding these unusual and extraordinary items, Southwestern would have reported net income of $11.1 million, or $.44 per share, for the first nine months of 2000.

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

                                             Three Months              Nine Months
                                          Ended September 30,      Ended September 30,
                                          -------------------      -------------------
                                             2001        2000          2001       2000
                                          -------------------      -------------------
Revenues (in thousands)                   $36,067     $26,517      $117,518   $ 76,063
Operating income (loss) (in thousands)    $15,913     $ 7,166(1)   $ 56,173   $(85,806)(1)


                                             Three Months             Nine Months
                                          Ended September 30,      Ended September 30,
                                          -------------------      -------------------
                                             2001        2000          2001       2000
                                          -------------------      -------------------
Gas production (Bcf)                        9,420       7,936        26,098     23,636
Oil production (MBbls)                        183         171           535        495
     Total production (MMcfe)              10,518       8,962        29,308     26,606

Average gas price per Mcf                   $3.37       $2.87         $3.97      $2.71
Average oil price per Bbl                  $23.75      $21.56        $24.67     $22.36

Operating expenses per Mcfe
     Production expenses                    $0.38       $0.40         $0.44      $0.38
     Production taxes                       $0.15       $0.15         $0.18      $0.14
     General & administrative expenses      $0.21       $0.26         $0.32(2)   $0.29
     Full cost pool amortization            $1.15       $1.09         $1.11      $1.05

(1) Includes an unusual charge of $2.0 million in the third quarter of 2000 for litigation and a loss of $109.3 million in the second quarter of 2000 for the Hales judgment. Excluding these items, operating income for the exploration and production segment would have been $9.2 million and $25.5 million for the three and nine month periods ended September 30, 2000, respectively.

(2) Includes $2.0 million, or $.07 per Mcfe for the nine months ended September 30, 2001, for settled litigation.

Revenues and Operating Income
Revenues for the exploration and production segment were up 36% for the three months ended September 30, 2001 and up 55% for the nine month period ended September 30, 2001, compared to the same periods in 2000. The increases were due to both higher gas and oil prices and increased gas and oil production.

Operating income, excluding unusual items, for the exploration and production segment was up $6.7 million for the three months ended September 30, 2001, and up $30.7 million for the first nine months of 2001, both as compared to the same periods in 2000. The improvements in operating income were due to the higher segment revenues, partially offset by increased depreciation, depletion and amortization expense.

Production
Gas and oil production during the third quarter of 2001 was 10.5 billion cubic feet (Bcf) equivalent, up 17% from 9.0 Bcf equivalent for the same period in 2000. The increase in production primarily resulted from new wells added in 2000 and 2001 in the Company's Arkoma Basin and Gulf Coast operating areas. Gas production was 9.4 Bcf for the third quarter of 2001, compared to 7.9 Bcf for the same period in 2000. For the nine months ended September 30, 2001, gas and oil production was 29.3 Bcf equivalent, up 10% from 26.6 Bcf equivalent for the same period in 2000. Gas production was 26.1 Bcf for the first nine months of 2001 compared to 23.6 in 2000.

The Company's sales to its gas distribution systems were 3.7 Bcf during the nine months ended September 30, 2001, compared to 5.8 Bcf for the same period in 2000. Gas supply for the Company's gas distribution systems is provided using a competitive bidding process. Future sales to the gas distribution systems will be dependent upon the Company's success in obtaining gas supply contracts with the utility systems.

During the third quarter of 2001, the Company was successful in obtaining four out of six bid packages to supply the gas distribution systems with base load and swing-service gas supplies beginning in the fourth quarter of 2001. The Company was unsuccessful in bidding on a no-notice gas supply package that it previously held. This no-notice gas supply package extends through the first quarter of 2002. In the future, the Company will continue to bid to obtain these gas supply packages, although there is no assurance that it will be successful. If successful, the Company cannot predict the amount of premium that would be associated with the new contracts.

Commodity Prices
The Company realized an average price of $3.37 per thousand cubic feet (Mcf) for its natural gas production for the three months ended September 30, 2001, up from $2.87 per Mcf for the same period of 2000. For the first nine months of 2001, the Company realized an average gas price of $3.97 per Mcf, up from $2.71 for the same period of 2000. The Company hedged 20.4 Bcf of gas production in the first nine months of 2001 primarily through zero-cost collars, which had the effect of increasing the average gas price by $.57 per Mcf in the third quarter of 2001 and reducing the average gas price by $.78 per Mcf in the first nine months of 2001. On a comparative basis, the average realized price during the third quarter of 2000 was reduced by $1.36 per Mcf and was reduced by $.73 per Mcf in the first nine months of 2000, due to the effect of commodity price hedges.

For the remainder of 2001, the Company has 6.2 Bcf of gas production hedged with collars having an average NYMEX floor price of $4.06 per Mcf and an average NYMEX ceiling price of $4.95 per Mcf. The Company also has .4 Bcf of gas production for the remainder of 2001 hedged with fixed-price swaps at an average NYMEX price of $3.19 per Mcf. For 2002, the Company has fixed-price swaps on
13.0 Bcf at an average NYMEX price of $2.88 and a collar on 6.0 Bcf with a floor price of $4.00 and a ceiling price of $4.72. For 2003, the Company has fixed-price swaps on 9.2 Bcf at an average NYMEX price of $3.18. See Part I,
Item 3 of this Form 10-Q for additional information regarding the Company's commodity price risk hedging activities.

The Company received an average price of $23.75 per barrel for its oil production during the three months ended September 30, 2001, up from $21.56 per barrel for the same period of 2000.

For the nine months ended September 30, 2001, the Company received an average price of $24.67 per barrel for its oil production, up from $22.36 per barrel for the same period of 2000. For the remainder of 2001, the Company has a collar on 75,000 barrels with an average floor of $27.40 per barrel, and an average ceiling of $29.95 per barrel, and a hedge on 24,000 barrels at an average NYMEX price of $17.49 per barrel.

Operating Costs and Expenses
Operating costs and expenses for the exploration and production segment increased in the third quarter and first nine months of 2001 due to higher production related expenses and increased depreciation, depletion and amortization expense. The increase in operating expenses was due to increased production volumes, a higher level of workover expenses and an industry-wide increase in costs related to normal production activities. Additionally, increased severance and ad valorem taxes resulted from both increased production volumes and higher commodity prices. The Company anticipates that the inflationary increases in exploration and production related costs that have resulted from an overall increase in the activity level of the domestic oil and gas industry are beginning to decline along with the current level of commodity prices. The increases in depreciation, depletion and amortization expense were due to the increase in production and an increase in the amortization rate per unit of production. The full cost pool amortization rate for this segment averaged $1.15 per Mcf equivalent for the third quarter of 2001 and $1.11 for the first nine months of 2001, compared to $1.09 per Mcf equivalent for the third quarter of 2000 and $1.05 for the first nine months of 2000.

The Company utilizes the full cost method of accounting for costs related to its oil and natural gas properties. Under this method, all such costs (productive and nonproductive) are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the units-of-production method. These capitalized costs are subject to a ceiling test, however, which limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved gas and oil reserves discounted at 10 percent plus the lower of cost or market value of unproved properties. At September 30, 2001, the Company's unamortized costs of oil and gas properties exceeded this ceiling amount by $54.8 million due to low gas prices in effect on that date. The market price for natural gas at Henry Hub was $1.86 on September 30, 2001. However, due to the subsequent recovery in the market prices for natural gas, the Company was not required to record a write-down of its oil and gas properties. The Company's full cost ceiling is evaluated at the end of each quarter. A decline in gas and oil prices from current levels, or other factors, without other mitigating circumstances, could cause a future write-down of capitalized costs and a non-cash charge against future earnings.

Earlier in 2001, the Company formed a limited partnership with an investor to drill and complete the first 14 development wells in the Company's Overton Field located in Smith County, Texas. This partnership was created to provide the capital necessary to accelerate the field's development. The Overton properties were acquired by the Company in April 2000 and have multiple development locations through the downspacing of the existing producing units. Because Southwestern is the sole general partner and controls the partnership, operating and financial results for the partnership are consolidated with the other operations of the Company and the investor's share of the partnership activity is reported as a minority interest item in the financial statements.

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

                                                    Three Months                 Nine Months
                                                 Ended September 30,         Ended September 30,
                                                ---------------------       ---------------------
                                                    2001         2000           2001         2000
                                                ---------------------       ---------------------
                                                   ($ in thousands, except for per Mcf amounts)
Revenues                                        $ 13,945     $ 16,081       $115,043     $ 92,656
Gas purchases                                      6,099        8,611         78,536       51,869
Operating costs and expenses                      10,202        9,215         30,233       31,854
                                                --------     --------       --------     --------
Operating income (loss)                         $ (2,356)    $ (1,745)      $  6,274     $  8,933
                                                --------     --------       --------     --------

Deliveries (Bcf)
     Sales and end-use transportation                3.0          3.4           17.1         20.7
     Off-system transportation                       1.6           .7            2.6          2.8

Average number of customers                      131,313      131,082        133,890      159,109
Average sales rate per Mcf                         $7.85        $8.40          $9.14        $6.18

Heating weather - degree days                         51           44          2,378        2,026
                - percent of normal                  - %          - %            96%          81%

Note: Amounts and statistics for nine months ended September 30, 2000, include the operations of the Company's Missouri properties that were sold in May 2000.

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

Revenues and Operating Income
Revenues for the three months ended September 30, 2001 were down due to decreased deliveries to sales and end use customers and a decrease in the average sales rate, as compared to the comparable period of 2000. Revenues for the nine months ended September 30, 2001 were up primarily due to the increased cost of gas supply. The high cost of gas supply is reflected in the Company's average rate for its utility sales which increased during the first nine months of 2001 to $9.14 per Mcf, up from $6.18 per Mcf for the same period in 2000. The average sales rate for the third quarter of 2001 was $7.85 compared to $8.40 for the same period of 2000. The prices paid for purchases of natural gas are passed through to customers under automatic adjustment clauses.

Operating income of the gas distribution segment decreased 35% in the third quarter of 2001 and decreased 30% in the first nine months of 2001, as compared to the same periods of 2000. The decrease in operating income for the three months ended September 30, 2001 was primarily due to increased operating costs and expenses. The decrease in operating income for the nine month period was due primarily to the impact of the sale of the Company's Missouri gas distribution assets in May 2000. Weather during the first nine months of 2001 was 4% warmer than normal and 17% colder than in the same period of 2000. The Company has a weather normalization clause in its filed rate tariffs which lessens the impact of revenue increases and decreases that might result from weather variations during the winter heating season.

Deliveries
The utility systems delivered 3.0 Bcf to sales and end-use transportation customers during the third quarter of 2001, down from 3.4 Bcf for the same period in 2000. For the nine months ended September 30, 2001, the utility systems delivered 17.1 Bcf to sales and end-use transportation customers, compared to 20.7 Bcf for the same period in 2000. The decrease in deliveries for the first nine months of 2001 was due to the sale of the Missouri properties.

Operating Costs and Expenses
The changes in purchased gas costs for the gas distribution segment reflect volumes purchased, prices paid for supplies, the mix of purchases from intercompany versus third party sources and the sale of the Missouri assets as discussed above. Other operating costs and expenses of the gas distribution segment for the three months ended September 30, 2001 were higher due to an increase in the level of uncollectable accounts that resulted from the exceptionally high gas costs during the previous winter heating season, and from general inflationary increases. Other operating costs and expenses for the nine months ended September 30, 2001 were lower than the comparable period in 2000 primarily due to the sale of the Missouri assets.

                               Marketing and Other

                                                            Three Months             Nine Months
                                                        Ended September 30,      Ended September 30,
                                                        -------------------      -------------------
                                                           2001        2000          2001       2000
                                                        -------------------      -------------------
Marketing revenues (in thousands)                       $36,480     $58,906      $162,140   $152,947
Marketing operating income (in thousands)                  $640        $464        $2,227     $2,001

Gas volumes marketed (Bcf)                                 13.5        14.6          36.9       48.5

Marketing
The decrease in gas marketing revenues in the third quarter of 2001 was due to a decrease in both gas prices and volumes marketed. The increase in gas marketing revenues for the nine months ended September 30, 2001, relates to a substantial increase in natural gas commodity prices from the prior year, and was largely offset by a comparable increase in purchased gas costs. Operating income for the marketing segment was $.6 million for the third quarter of 2001 and $2.2 million for the first nine months of 2001, compared to $.5 million and $2.0 million for the comparable periods in 2000. The Company marketed 13.5 Bcf of gas in the third quarter of 2001 and 36.9 Bcf in the first nine months of 2001, compared to
14.6 Bcf and 48.5 Bcf for the same periods in 2000. The decreases in volumes marketed resulted from a planned decrease in volumes marketed for unaffiliated third parties.

NOARK Pipeline
The Company's share of the NOARK pre-tax loss included in other income was $1.0 million for the first nine months of 2001, compared to $1.5 million for the same period in 2000.

Interest Expense
Interest expense decreased 17% in the third quarter of 2001 and increased 10% for the first nine months of 2001, both as compared to the same periods in 2000. The decrease in third quarter interest expense resulted from lower average borrowings and a lower average interest rate. The increase in interest expense for the first nine months of 2001 was due to higher average borrowings caused by the payment of the Hales judgment in July 2000, and a lower level of capitalized interest. Interest is capitalized in the exploration and production segment on costs that are unevaluated and excluded from amortization.

Income Taxes
The changes in the provisions for current and deferred income taxes recorded in the three and nine month periods ended September 30, 2001, as compared to the same periods in 2000, resulted primarily from the increase in the level of taxable income in 2001. Also impacting deferred taxes is the deduction of intangible drilling costs in the year incurred for tax purposes, netted against the turnaround of intangible drilling costs deducted for tax purposes in prior years. Intangible drilling costs are capitalized and amortized over future years for financial reporting purposes under the full cost method of accounting.

CHANGES IN FINANCIAL CONDITION

Changes in the Company's financial condition at September 30, 2001, as compared to December 31, 2000, primarily reflect the seasonal nature of the Company's gas distribution segment and the effects of the adoption of SFAS No. 133 (See Note 5 to Consolidated Financial Statements in this Form 10-Q).

Routine capital expenditures and scheduled debt retirements have predominantly been funded through cash provided by operations. For the first nine months of 2001, cash provided by operating activities was $114.7 million and exceeded the total of these routine requirements. For the nine months ended September 30, 2000, cash used in operating activities was $53.0 million due to the funding of the Hales judgment. The Hales judgment, as well as routine capital expenditures, cash dividends and debt retirements for the first nine months of 2000 were funded through a combination of cash provided by operating activities and additional borrowings, as discussed in Financing Requirements.

Financing Requirements
In July 2001, the Company arranged a new unsecured revolving credit facility with a group of banks to replace the existing short-term credit facility. The short-term facility was put in place in July 2000 to fund the Hales judgment of $109.3 million, pay off the existing revolver balance and retire $22.0 million of private placement debt. The new revolving credit facility has a capacity of $160 million and a three-year term. The interest rate on the new facility is
137.5 basis points over the current London Interbank Offered Rate (LIBOR), and was 4.9% at September 30, 2001. The new credit facility contains covenants which impose certain restrictions on the Company. Under the credit agreement, the Company may not issue total debt in excess of 75% of its total capital, must maintain a certain level of shareholders' equity, and the Company must maintain a ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) to fixed charges of at least 3.75 or higher through March 30, 2002. These covenants change over the term of the credit facility and generally become more restrictive. At September 30, 2001, the Company's revolving credit facility had a balance of $131.3 million and was classified as long-term debt in the Company's balance sheet.

During the first nine months of 2001, the Company's total debt decreased by $39.7 million, as increased cash flow generated from operations exceeded the Company's capital requirements. Total debt at September 30, 2001, accounted for 67% of the Company's capitalization, down from 74% at December 31, 2000, and the Company's ratio of EBITDA to fixed charges for the twelve months ended September 30, 2001 was 5.5. Excluding the effects of SFAS No. 133, the percentage of debt to total capitalization would have been 68% at September 30, 2001.

The Company's capital expenditures for the first nine months of 2001 were $77.1 million, compared to $57.4 million for the same period in 2000. The Company's reported capital investments include the gross expenditures of the Overton partnership. The minority interest partner in Overton funded $6.4 million of the Company's reported expenditures during the period. Additionally, the Company's capital expenditures during 2001 included $5.8 million to purchase overriding royalty interests in a group of the Company's Arkoma Basin properties. This acquisition was made in connection with the settlement of litigation. Planned capital investments during calendar year 2001 are currently expected to be approximately $100 million, including approximately $12 million which will be funded by the minority interest partner in Overton.

At September 30, 2001, NOARK had outstanding debt totaling $74.0 million. The Company and the other general partner of NOARK have severally guaranteed the principal and interest payments on the NOARK debt. The Company's share of the several guarantee is 60%.

Working Capital
Accounts receivable have declined since December 31, 2000, due to the seasonal nature of the Company's gas distribution segment and a decrease in the amounts owed to the Company's exploration and production segment for oil and gas production due to lower commodity prices. Under-recovered purchased gas costs for the Company's gas distribution segment were $2.1 million at September 30, 2001, compared to $12.9 million at December 31, 2000. Purchased gas costs are recovered from the Company's utility customers in subsequent months through automatic cost of gas adjustment clauses included in the utility's filed rate tariffs. Inventories have increased due to the injection of gas into the Company's gas storage facilities. At September 30, 2001, the Company recorded a current hedging asset of $8.5 million and a current deferred income tax payable of $3.3 million under the provisions of SFAS No. 133.

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

                                     PART I

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to the Company's operations result primarily from changes in commodity prices and interest rates, as well as credit risk concentrations.
The Company uses natural gas and crude oil swap agreements and options and interest rate swaps to reduce the volatility of earnings, cash flow and the cost of purchased gas due to fluctuations in the prices of natural gas and oil and fluctuations in interest rates. The Board of Directors has approved risk management policies and procedures to utilize financial products for the reduction of defined commodity price and interest rate risks. These policies prohibit speculation with derivatives and limit swap agreements to counterparties with acceptable credit standings.

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

Interest Rate Risk
The Company's revolving debt obligations are sensitive to changes in interest rates. The Company's policy is to manage interest rates through use of a combination of fixed and floating rate debt. Interest rate swaps may be used to adjust interest rate exposures when appropriate. The Company has entered into an interest rate swap for calendar year 2002 that allows the Company to pay a fixed interest rate of 5.7% on $50 million of its outstanding revolving debt. The Company's revolving debt was $171.0 million at December 31, 2000, and had an average interest rate of 7.8%. At September 30, 2001, the Company's revolving debt was $131.3 million with an average interest rate of 4.9%. Other than the Company's revolving debt, there have been no material changes in the interest rate risk information that was presented in the Company's 2000 Form 10-K.

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

The  following  table  provides   information  about  the  Company's   financial
instruments that are sensitive to changes in commodity prices. The table presents the notional amount in Bcf (billion cubic feet) and MBbls (thousand barrels), the weighted average contract prices, and the total dollar contract amount by expected maturity dates. The "Carrying Amount" for the contract amounts are calculated as the contractual payments for the quantity of gas or oil to be exchanged under futures contracts and do not represent amounts recorded in the Company's financial statements. The "Fair Value" represents values for the same contracts using comparable market prices at September 30, 2001. At September 30, 2001, the "Fair Value" exceeded the "Carrying Amount" of these financial instruments by $10.6 million.

                                                                   Expected Maturity Date
                                                 ----------------------------------------------------------
                                                        2001                 2002                2003
                                                 -----------------    ----------------    -----------------
                                                 Carrying     Fair    Carrying    Fair    Carrying     Fair
                                                  Amount     Value     Amount    Value     Amount     Value
                                                 --------    -----    --------   -----    --------    -----
Production and Marketing
Natural Gas:
Swaps with a fixed price receipt
   Contract volume (Bcf)                              .5                 13.0                9.2
   Weighted average price per Mcf                  $3.05                $2.88              $3.18
   Contract amount (in millions)                    $1.4     $1.8       $37.4    $37.0     $29.3     $29.2

Swaps with a fixed price payment
   Contract volume (Bcf)                              .2                   .2                  -
   Weighted average price per Mcf                  $2.97                $2.99                  -
   Contract amount (in millions)                     $.6      $.4         $.6      $.6         -         -



                                                                   Expected Maturity Date
                                                 ----------------------------------------------------------
                                                        2001                 2002                2003
                                                 -----------------    ----------------    -----------------
                                                 Carrying     Fair    Carrying    Fair    Carrying     Fair
                                                  Amount     Value     Amount    Value     Amount     Value
                                                 --------    -----    --------   -----    --------    -----

Price collar
   Contract volume (Bcf)                             6.2                  6.0                  -
   Weighted average floor price
      per Mcf                                      $4.06                $4.00                  -
   Contract amount of floor
      (in millions)                                $25.4    $36.8       $24.0    $31.6         -         -
   Weighted average ceiling price
      per Mcf                                      $4.95                $4.72                  -
   Contract amount of ceiling
      (in millions)                                $31.0    $31.0       $28.3    $27.6         -         -


Oil:
Swaps with a fixed price receipt
   Contract volume (MBbls)                            24                    -                  -
   Weighted average price per Bbl                 $17.49                    -                  -
   Contract amount (in millions)                     $.4      $.3           -        -         -         -

Price collar
   Contract volume (MBbls)                            75                    -                  -
   Weighted average floor price
        Per Bbl                                   $27.40                    -                  -
   Contract amount of floor
        (in millions)                               $2.1     $2.4           -        -         -         -
   Weighted average ceiling price
        Per Bbl                                   $29.95                    -                  -
   Contract amount of ceiling
        (in millions)                               $2.2     $2.2           -        -         -         -

Natural Gas Purchases
Swaps with a fixed price payment
   Contract volume (Bcf)                             1.6                  3.3                  -
   Weighted average price per Mcf                  $4.11                $4.20                  -
   Contract amount (in millions)                    $6.4     $3.7       $13.9     $9.0         -         -


                                     PART II

                                OTHER INFORMATION

Items 1 - 6(a)

No developments required to be reported under Items 1 - 6(a) occurred during the quarter ended September 30, 2001.

Item 6(b)

On July 30, 2001, the Company filed a current report on Form 8-K containing the transcript of the Company's conference call on July 26, 2001 discussing the Company's results for the second quarter of 2001.

All other filings on Form 8-K during the quarter ended September 30, 2001 have been previously disclosed in the Company's Form 10-Q for the second quarter of 2001.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   SOUTHWESTERN ENERGY COMPANY
                                                   ---------------------------
                                                            Registrant

DATE:    October 12, 2001                               /s/ GREG D. KERLEY
     -----------------------                       ---------------------------
                                                         Greg D. Kerley
                                                      Executive Vice President
                                                     and Chief Financial Officer

     Southwestern Energy Company
     P.O. Box 1408
     Fayetteville, AR 72702-1408




     October 12, 2001


     Securities and Exchange Commission
     ATTN: Filing Desk, Stop 1-4
     450 Fifth Street, N.W.
     Washington, DC  20549-1004

     Gentlemen:

     Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Southwestern Energy Company is the Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

     This filing is being effected by direct transmission to the Commission's EDGAR System.

     Very truly yours,

     Stan Wilson
     Controller