Form 10-Q
period 2002-03-31
SOUTHWESTERN ENERGY CO
filed 2002-04-19
CIK 7332

================================================================================

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                        -----------------------
                               FORM 10-Q
 (Mark one)
    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934
                  For the quarterly period ended March 31, 2002
                                                 --------------

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
                              Yes: X    No:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               Class                         Outstanding at April 15, 2002
    ----------------------------            -------------------------------
    Common Stock, Par Value $.10                      25,599,140

================================================================================
                                   - 1 -

                                   PART I

                            FINANCIAL INFORMATION

                  SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                  March 31,      December 31,
                                                    2002             2001
                                               --------------    ------------
                                                      ($ in thousands)
     Current Assets
       Cash                                      $   1,315        $   3,641
       Accounts receivable                          41,771           42,763
       Inventories, at average cost                 24,547           26,606
       Hedging asset - SFAS No.133                   4,008            9,381
       Regulatory asset - hedges                         -            5,817
       Other                                         4,318            4,996
                                                 ---------        ---------
            Total current assets                    75,959           93,204
                                                 ---------        ---------

     Investments                                    15,338           15,538
                                                 ---------        ---------
     Property, Plant and Equipment, at cost
       Gas and oil properties, using the
         full cost method                          990,528          970,680
       Gas distribution systems                    193,567          192,784
       Gas in underground storage                   27,999           32,046
       Other                                        30,339           30,110
                                                 ---------        ---------
                                                 1,242,433        1,225,620
       Less:  Accumulated depreciation,
                depletion and amortization         619,581          605,790
                                                 ---------        ---------
                                                   622,852          619,830
                                                 ---------        ---------

     Other Assets                                   13,533           14,551
                                                 ---------        ---------

     Total Assets                                $ 727,682        $ 743,123
                                                 =========        =========



                   The accompanying notes are an integral part
                          of the financial statements.

                  SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                 March 31,      December 31,
                                                   2002             2001
                                               -------------    ------------
                                                      ($ in thousands)
     Current Liabilities
       Accounts payable                             29,403           41,644
       Taxes payable                                 4,494            4,400
       Interest payable                              6,604            2,653
       Customer deposits                             4,889            4,845
       Hedging liability - SFAS No. 133             12,641            6,990
       Over-recovered purchased gas costs            7,953            8,184
       Other                                         3,726            2,752
                                                 ---------        ---------
            Total current liabilities               69,710           71,468
                                                 ---------        ---------
     Long-Term Debt                                342,700          350,000
                                                 ---------        ---------
     Other Liabilities
       Deferred income taxes                       117,815          122,381
       Other                                         6,969            3,187
                                                 ---------        ---------
                                                   124,784          125,568
                                                 ---------        ---------
     Commitments and Contingencies

     Minority Interest in Partnership               13,294           13,001
                                                 ---------        ---------

     Shareholders' Equity
       Common stock, $.10 par value; authorized
         75,000,000 shares, issued 27,738,084
         shares                                      2,774            2,774
       Additional paid-in capital                   19,358           19,764
       Retained earnings                           190,392          183,677
       Accumulated other comprehensive
         income (loss)                              (7,825)           5,763
                                                 ---------        ---------
                                                   204,699          211,978
       Less:  Common stock in treasury, at cost,
                2,158,379 shares in 2002 and
                2,261,766 shares in 2001            24,045           25,196
              Unamortized cost of 422,203
                restricted shares in 2002
                and 416,537 restricted shares
                in 2001, issued under stock
                incentive plan                       3,460            3,696
                                                 ---------        ---------
                                                   177,194          183,086
                                                 ---------        ---------
     Total Liabilities and Shareholders' Equity  $ 727,682        $ 743,123
                                                 =========        =========

                   The accompanying notes are an integral part
                          of the financial statements.

                  SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Three Months Ended
                                                              March 31,
                                                      -------------------------
                                                         2002           2001
                                                      ----------     ----------
                                                       ($ in thousands, except
                                                          per share amounts)

     Operating Revenues
       Gas sales                                      $   66,986     $   95,385
       Gas marketing                                       9,702         35,189
       Oil sales                                           3,183          4,162
       Gas transportation and other                        1,787          2,393
                                                      ----------     ----------
                                                          81,658        137,129
                                                      ----------     ----------
     Operating Costs and Expenses
       Gas purchases - utility                            24,768         41,128
       Gas purchases - marketing                           8,673         33,735
       Operating expenses                                  9,558         10,463
       General and administrative expenses                 5,790          4,827
       Depreciation, depletion and amortization           13,870         11,637
       Taxes, other than income taxes                      2,160          2,740
                                                      ----------     ----------
                                                          64,819        104,530
                                                      ----------     ----------
     Operating Income                                     16,839         32,599
                                                      ----------     ----------
     Interest Expense
       Interest on long-term debt                          5,354          6,867
       Other interest charges                                322            291
       Interest capitalized                                 (291)          (436)
                                                      ----------     ----------
                                                           5,385          6,722
                                                      ----------     ----------
     Other Income (Expense)                                 (242)           380
                                                      ----------     ----------
     Income Before Income Taxes &
       Minority Interest                                  11,212         26,257
                                                      ----------     ----------
     Minority Interest in Partnership                       (293)             -
                                                      ----------     ----------
     Income Before Income Taxes                           10,919         26,257
                                                      ----------     ----------
     Income Tax Provision
       Current                                                 -              -
       Deferred                                            4,204         10,244
                                                      ----------     ----------
                                                           4,204         10,244
                                                      ----------     ----------
     Net Income                                       $    6,715     $   16,013
                                                      ==========     ==========
     Basic Earnings Per Share                              $0.26          $0.64
                                                      ==========     ==========
     Basic Average Common Shares Outstanding          25,499,294     25,187,103
                                                      ==========     ==========
     Diluted Earnings Per Share                            $0.26          $0.63
                                                      ==========     ==========
     Diluted Average Common Shares Outstanding        25,859,247     25,495,585
                                                      ==========     ==========

                   The accompanying notes are an integral part
                          of the financial statements.

                  SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Three Months Ended
                                                                  March 31,
                                                           --------------------
                                                             2002        2001
                                                           --------    --------
                                                             ($ in thousands)
     Cash Flows From Operating Activities
       Net income                                          $  6,715    $ 16,013
       Adjustments to reconcile net income to
         net cash provided by operating activities:
           Depreciation, depletion and amortization          14,472      12,012
           Deferred income taxes                              4,204      10,244
           Equity in loss of NOARK partnership                  200         305
           Minority interest in partnership                     293           -
           Change in assets and liabilities:
             Accounts receivable                                803       8,248
             Inventories                                      2,059        (789)
             Accounts payable                               (12,241)    (12,916)
             Taxes payable                                       94       2,117
             Interest payable                                 3,951       3,258
             Other current assets and liabilities               802       1,915
                                                           --------    --------
     Net cash provided by operating activities               21,352      40,407
                                                           --------    --------
     Cash Flows From Investing Activities
       Capital expenditures                                 (21,369)    (15,314)
       Change in gas stored underground                       4,047       2,534
       Other items                                              944       1,806
                                                           --------    --------
     Net cash used in investing activities                  (16,378)    (10,974)
                                                           --------    --------
     Cash Flows From Financing Activities
       Net change in revolving long-term debt                (7,300)    (29,200)
                                                           --------    --------
     Net cash used in financing activities                   (7,300)    (29,200)
                                                           --------    --------
     Increase (decrease) in cash                             (2,326)        233
     Cash at beginning of year                                3,641       2,386
                                                           --------    --------
     Cash at end of period                                 $  1,315    $  2,619
                                                           ========    ========

                   The accompanying notes are an integral part
                          of the financial statements.

                  SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                             2002        2001
                                                           --------    --------
                                                             ($ in thousands)
     Net income                                            $  6,715    $ 16,013
     Other comprehensive income (loss):
        Transition adjustment from adoption of
           SFAS No. 133                                           -     (36,963)
        Unrealized gain (loss) on derivative instruments    (11,812)      4,244
                                                           --------    --------
     Comprehensive Income (Loss)                           $ (5,097)   $(16,706)
                                                           ========    ========

     Reconciliation of Accumulated Other Comprehensive
        Income (Loss):

     Balance, Beginning of Period                          $  5,763   $       -
     Transition adjustment from adoption of SFAS No. 133          -     (36,963)
     Current period reclassification to earnings             (1,776)     20,546
     Current period change in derivative instruments        (11,812)      4,244
                                                           --------    --------
     Balance, End of Period                                $ (7,825)   $(12,173)
                                                           ========    ========

                   The accompanying notes are an integral part
                          of the financial statements.

                  SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2002

     1.  BASIS OF PRESENTATION

         The financial statements included herein are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The Company's accounting policies are summarized in the 2001 Annual Report on Form 10-K, Item 8, Notes to Consolidated Financial Statements.

     2.  OIL AND GAS PROPERTIES

         The Company utilizes the full cost method of accounting for costs related to its oil and natural gas properties. Under this method, all such costs (productive and nonproductive) are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the units-of-production method. These capitalized costs are subject to a ceiling test, however, which limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved gas and oil reserves discounted at 10 percent plus the lower of cost or market value of unproved properties. Any costs in excess of this ceiling are written off as a non-cash expense. The expense may not be reversed in future periods, even though higher oil and gas prices may subsequently increase the ceiling. At March 31, 2002, the Company's unamortized costs of oil and gas properties did not exceed this ceiling amount. The Company's full cost ceiling is evaluated at the end of each quarter. A decline in gas and oil prices from current levels, or other factors, without other mitigating circumstances, could cause a future write-down of capitalized costs and a non-cash charge against future earnings.

     3.  EARNINGS PER SHARE

         Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during each year. The diluted earnings per share calculation adds to the weighted average number of common shares outstanding the incremental shares that would have been outstanding assuming the exercise of dilutive stock options. The Company had options for 1,033,634 shares of common stock with a weighted average exercise price of $13.68 per share at March 31, 2002, and options for 1,109,882 shares with an average exercise price of $13.55 per share at March 31, 2001, that were not included in the calculation of diluted shares because they would have had an antidilutive effect.

     4.  LONG-TERM DEBT

         In July 2001, the Company arranged a new unsecured revolving credit facility with a group of banks to replace its existing short-term credit facility that was put in place in July 2000. The new revolving credit facility has a capacity of $155 million and a three-year term. The interest rate on the new facility is 137.5 basis points over the current London Interbank Offered Rate (LIBOR), and was 4.59%, including the effects of interest rate swaps, at March 31, 2002. The new credit facility contains covenants which impose certain restrictions on the Company. Under the credit agreement, the Company may not issue total debt in excess of 70% of its total capital, must maintain a certain level of shareholders' equity, and the Company must maintain a ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) to interest expense of at least 3.75 or higher through December 31, 2002. These covenants change over the term of the credit facility and generally become more restrictive. At March 31, 2002, the Company's revolving credit facility had a balance of $117.7 million and was classified as long-term debt in the Company's balance sheet. The Company has also entered into interest rate swaps for calendar year 2002 that allow the Company to pay a fixed interest rate of 4.8% (based upon current rates under the revolving credit facility) on $100.0 million of its outstanding revolving debt.

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

         At March 31, 2002, the Company's net liability related to its cash flow hedges was $12.4 million. Additionally, at March 31, 2002, the Company had recorded a net of tax cumulative loss to other comprehensive income (equity section of the balance sheet) of $7.8 million. The amount recorded in other comprehensive income will be relieved over time and taken to the income statement as the physical transactions being hedged occur. Additional volatility in earnings and other comprehensive income may occur in the future as a result of the adoption of SFAS No. 133.

     6.  SEGMENT INFORMATION

         The Company applies SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company's reportable business segments have been identified based on the differences in products or services provided. Revenues for the exploration and production segment are derived from the production and sale of natural gas and crude oil. Revenues for the gas distribution segment arise from the retail transportation and sale of natural gas. The marketing segment generates revenue through the marketing of both Company and third party produced gas volumes.

         Summarized financial information for the Company's reportable segments are shown in the following table. The "Other" column includes items related to non-reportable segments (real estate and pipeline operations) and corporate items.

                                                   Exploration
                                                       and           Gas
                                                   Production    Distribution    Marketing      Other         Total
                                                   -----------   ------------   -----------  -----------   ----------
                                                                              (in thousands)
         Three months ended March 31, 2002:
         ----------------------------------
         Revenues from external customers          $   23,564    $    48,392    $    9,702   $       --    $  81,658
         Intersegment revenues                          4,856             65        16,921          112       21,954
         Operating income                               7,330          8,663           781           65       16,839
         Depreciation, depletion and
              amortization expense                     12,280          1,565             2           23       13,870
         Interest expense (1)                           4,253            904             -          228        5,385
         Provision (benefit) for income taxes (1)       1,074          2,967           307         (144)       4,204
         Assets                                       534,314        156,952         9,380       27,036(2)   727,682
         Capital expenditures                          19,881(3)       1,348            --          140       21,369(3)

         Three months ended March 31, 2001:
         ----------------------------------
         Revenues from external customers          $   20,577    $    81,363     $  35,189   $       --    $ 137,129
         Intersegment revenues                         20,163            129        35,843          112       56,247
         Operating income                              21,988          9,398         1,143           70       32,599
         Depreciation, depletion and
              amortization expense                     10,046          1,551            17           23       11,637
         Interest expense (1)                           5,322          1,092            33          275        6,722
         Provision (benefit) for income taxes (1)       6,501          3,403           433          (93)      10,244
         Assets                                       464,260        184,697        18,523       36,043(2)   703,523
         Capital expenditures                          14,299            909            --          106       15,314

         (1) Interest expense and the provision (benefit) for income taxes by segment is an allocation of corporate amounts as debt and income tax expense (benefit) are incurred at the corporate level.
         (2) Other assets includes the Company's equity investment in the operations of the NOARK Pipeline System, Limited Partnership, corporate assets not allocated to segments, and assets for non-reportable segments.
         (3) Capital expenditures for the Exploration and Production segment includes $2.7 million for the three months ended March 31, 2002, related to the consolidated results of a limited partnership.

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

     7.  INTEREST AND INCOME TAXES PAID

         The following table provides interest and income taxes paid during each period presented. Interest payments include amounts paid or received for the settlement of interest rate hedges.

         Quarters Ended March 31                           2002          2001
         -----------------------------------------------------------------------
                                                             (in thousands)
         Interest payments                                $1,405        $3,615
         Income tax payments                              $   --        $   --

     8.  MINORITY INTEREST IN PARTNERSHIP

         In the second quarter of 2001, the Company's subsidiary, Southwestern Energy Production Company (SEPCO) formed a limited partnership, Overton Partners, L.P., with an investor to drill and complete the first 14 development wells in SEPCO's Overton Field located in Smith County, Texas. Because SEPCO is the sole general partner and owns a majority interest in the partnership, the operating and financial results are consolidated with the Company's exploration and production results and the investor's share of the partnership activity is reported as a minority interest item in the financial statements. SEPCO contributed 50% of the capital required to drill the first 14 wells. Revenues and expenses are allocated 65% to SEPCO prior to payout of the investor's initial investment and 85% thereafter.

     9.  CONTINGENCIES AND COMMITMENTS

         The Company and the other general partner of NOARK have severally guaranteed the principal and interest payments on NOARK's 7.15% Notes due 2018. At March 31, 2002 and December 31, 2001, the principal outstanding for these Notes was $73.0 million. The Company's share of the several guarantee is 60%. The Notes were issued in June 1998 and require semi-annual principal payments of $1.0 million. Under the several guarantee, the Company is required to fund its share of NOARK's debt service which is not funded by operations of the pipeline. As a result of the integration of NOARK Pipeline with the Ozark Gas Transmission System, management of the Company believes that it will realize its investment in NOARK over the life of the system. Therefore, no provision for any loss has been made in the accompanying financial statements. Additionally, the Company's gas distribution subsidiary has transportation contracts for firm capacity of 66.9 MMcfd on NOARK's integrated pipeline system. These contracts expire in 2002 and 2003, and are renewable year-to-year thereafter until terminated by 180 days' notice.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following updates information as to the Company's financial condition provided in the Company's Form 10-K for the year ended December 31, 2001, and analyzes the changes in the results of operations between the three month period ended March 31, 2002, and the comparable period of 2001.

     RESULTS OF OPERATIONS

     Southwestern reported net income of $6.7 million, or $.26 per share on a fully diluted basis, for the three months ended March 31, 2002, compared to $16.0 million, or $.63 per share, for the same period in 2001. The decrease in earnings primarily resulted from lower natural gas prices experienced by the Company's exploration and production segment, partially offset by an increase in production volumes.

                           Exploration and Production
                           --------------------------

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

                                                       Three Months
                                                      Ended March 31,
                                                 -------------------------
                                                    2002           2001
                                                 -------------------------
     Revenues (in thousands)                      $28,420         $40,740
     Operating income (in thousands)               $7,330         $21,988

     Gas production (MMcf)                          9,231           8,026
     Oil production (MBbls)                         182.8           161.0
     Total production (MMcfe)                      10,329           8,992

     Average gas price per Mcf                      $2.76           $4.48
     Average oil price per Bbl                     $17.41          $25.82

     Operating expenses per Mcfe
         Production expenses                        $0.43           $0.51
         Production taxes                           $0.15           $0.23
         General & administrative expenses          $0.27           $0.22
         Full cost pool amortization                $1.16           $1.08

     Revenues and Operating Income
     Revenues for the exploration and production segment were down 30% for the three-month period ended March 31, 2002 compared to the same period in 2001. The decrease was due to lower gas and oil prices received for the Company's production, partially offset by increased production volumes.

     Operating income for the exploration and production segment was down $14.7 million for the three months ended March 31, 2002, compared to the same period in 2001. The decrease in operating income resulted from the decline in revenues and an increase in depreciation, depletion and amortization expense.

     Production
     Gas and oil production during the first quarter of 2002 was 10.3 billion cubic feet (Bcf) equivalent, up from 9.0 Bcf equivalent for the same period in 2001. The increase in production resulted from the Company's continued development of its South Louisiana properties and its Overton Field in East Texas. Gas production was 9.2 Bcf for the first three months of 2002, compared to 8.0 Bcf for the same period in 2001. The Company's sales to its gas distribution systems were 1.9 Bcf during the three months ended March 31, 2002, compared to 2.3 Bcf for the same period in 2001. The Company's oil production was 182.8 thousand barrels (MBbls) during the first quarter of 2002, up from 161.0 MBbls for the same period of 2001.

     Commodity Prices
     The Company  received  an average  price of $2.76 per  thousand  cubic feet
     (Mcf) for its gas production for the three months ended March 31, 2002, down from $4.48 per Mcf for the same period of 2001. The Company hedged 4.7 Bcf of gas production in the first three months of 2002 through fixed-price swaps and zero-cost collars which had the effect of increasing the average gas price realized during the period by $.44 per Mcf. On a comparative basis, the average price during the first three months of 2001 included the negative effect of hedges that decreased the average price by $2.73 per Mcf.

     For the remainder of the year 2002, the Company has 9.4 Bcf of gas production hedged with collars having an average NYMEX floor price of $3.24 per Mcf and an average NYMEX ceiling price of $4.07 per Mcf. The Company also has 12.2 Bcf of gas production for the remainder of 2002 hedged with fixed price swaps at an average NYMEX price of $2.82 per Mcf. For 2003 and 2004, the Company has 23.1 Bcf hedged under zero-cost collars and fixed-price swaps. See Part I, Item 3 of this Form 10-Q for additional information regarding the Company's commodity price risk hedging activities.

     The Company received an average price of $17.41 per barrel for its oil production during the three months ended March 31, 2002, down from $25.82 per barrel for the same period of 2001. For the remainder of 2002, the Company has a hedge on 249,750 barrels at an average NYMEX price of $20.07 per barrel.

     Operating Costs and Expenses
     Operating costs and expenses for the exploration and production segment increased in the first three months of 2002 due to increased depreciation, depletion and amortization expense and higher general and administrative expenses, partially offset by a decrease in production costs and severance taxes. The increase in depreciation, depletion and amortization expense was due to the increase in production and an increase in the amortization rate per unit of production. The full cost pool amortization rate averaged $1.16 per Mcf equivalent for the first three months of 2002, compared to $1.08 per Mcf equivalent in the first three months of 2001. The increase in general and administrative expenses in 2002 resulted from increases in compensation expense and corporate overhead costs. The decrease in production costs was primarily due to a decrease in workover expenses as compared to 2001. Severance taxes decreased during the quarter due to lower average prices received for the Company's production.

     The Company utilizes the full cost method of accounting for costs related to its oil and natural gas properties. Under this method, all such costs (productive and nonproductive) are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the units-of-production method. These capitalized costs are subject to a ceiling test, however, which limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved gas and oil reserves discounted at 10 percent plus the lower of cost or market value of unproved properties. Any costs in excess of this ceiling are written off as a non-cash expense. The expense may not be reversed in future periods, even though higher oil and gas prices may subsequently increase the ceiling. At March 31, 2002, the Company's unamortized costs of oil and gas properties did not exceed this ceiling amount. The Company's full cost ceiling is evaluated at the end of each quarter. A decline in gas and oil prices from current levels, or other factors, without other mitigating circumstances, could cause a future write-down of capitalized costs and a non-cash charge against future earnings.

                                Gas Distribution
                                ----------------

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

                                                    Three Months
                                                   Ended March 31,
                                              -------------------------
                                                 2002           2001
                                              -------------------------
                                        ($ in thousands, except for Mcf amounts)

     Revenues                                  $48,457         $81,492
     Gas purchases                             $29,618         $61,289
     Operating costs and expenses              $10,176         $10,805
     Operating income                           $8,663          $9,398



     Deliveries (Bcf)
         Sales and end-use transportation         10.1            10.5
         Off-system transportation                  --              --

     Average number of customers               138,071         136,621
     Average sales rate per Mcf                  $5.98           $9.32

     Heating weather - degree days               2,049           2,161
                     - percent of normal           95%            100%

     Revenues and Operating Income
     Gas distribution revenues fluctuate due to the pass-through of gas supply cost changes and the effects of weather. Because of the corresponding changes in purchased gas costs, the revenue effect of the pass-through of gas cost changes has not materially affected net income.

     Revenues for the three months ended March 31, 2002 are down from the comparable period of 2001 primarily due to the significant drop in the cost of the utility's gas supply from the record high levels experienced during the first quarter of 2001. The decrease in gas cost was reflected in the Company's average rate for its utility sales which decreased during the first three months of 2002 to $5.98 per Mcf, down from $9.32 per Mcf for the same period in 2001. Costs paid for purchases of natural gas are passed through to customers under automatic adjustment clauses.

     Operating income of the gas distribution segment decreased 8% in the first quarter of 2002, as compared to the same period of 2001. The decrease was primarily due to warmer weather. Weather during the first quarter of 2002 was 5% warmer than both normal and the same period of 2001. The weather normalization clause in the Company's rates lessens the impacts of revenue increases and decreases that might result from weather variations during the winter heating season.

     Deliveries
     The utility systems delivered 10.1 Bcf to sales and end-use transportation customers during the three months ended March 31, 2002, down from 10.5 Bcf for the same period in 2001. The decrease in deliveries was primarily due to the effects of warmer weather.

     Operating Costs and Expenses
     The changes in purchased gas costs for the gas distribution segment reflect volumes purchased, prices paid for supplies and the mix of purchases from intercompany versus third-party sources. Other operating costs and expenses of the gas distribution segment for the quarter ended March 31, 2002 were lower than the comparable period of the prior year due primarily to a decrease in the average cost of fuel purchased for compression operations.

                               Marketing and Other
                               -------------------

                                                            Three Months
                                                           Ended March 31,
                                                     -------------------------
                                                       2002             2001
                                                     -------------------------

     Marketing revenues (in thousands)                $26,623         $71,032



     Marketing operating income (in thousands)           $781          $1,143

     Gas volumes marketed (Bcf)                          12.3            11.0

     Marketing
     The decrease in gas marketing revenues for the quarter ended March 31, 2002, relates to a substantial decrease in natural gas commodity prices from the prior year, and was largely offset by a comparable decrease in purchased gas costs. Operating income for the marketing segment was $.8 million for the first three months of 2002, compared to $1.1 million for the same period in 2001. The Company marketed 12.3 Bcf of gas in the first three months of 2002, compared to 11.0 Bcf for the same period in 2001. The increase in volumes marketed resulted from an increase in volumes marketed for Southwestern's exploration and production subsidiaries.

     NOARK Pipeline
     The Company's share of the NOARK Pipeline System Limited Partnership (NOARK) pretax loss included in other income was $.2 million for the first quarter of 2002, compared to $.3 million for the same period in 2001.

     Interest Expense
     Interest expense decreased 20% for the first quarter of 2002, compared to the same period in 2001, due to lower average borrowings and a lower average interest rate, partially offset by a lower level of capitalized interest. Interest is capitalized in the exploration and production segment on costs that are unevaluated and excluded from amortization.

     Income Taxes
     The changes in the provision for deferred income taxes recorded in the three months ended March 31, 2002, as compared to the same period in 2001, resulted primarily from the decrease in the level of taxable income in 2002. Also impacting deferred taxes is the deduction of intangible drilling costs in the year incurred for tax purposes, netted against the turnaround of intangible drilling costs deducted for tax purposes in prior years. Intangible drilling costs are capitalized and amortized over future years for financial reporting purposes under the full cost method of accounting.

     CHANGES IN FINANCIAL CONDITION

     Changes in the Company's financial condition at March 31, 2002, as compared to December 31, 2001, primarily reflect changes in the Company's cash flow from operating activities, the seasonal nature of the Company's gas distribution segment, the timing of cash payments and receipts and the effects of accounting for the Company's hedging activities as required by SFAS No. 133.

     The Company's cash flow from operating activities is highly dependent upon market prices that the Company receives for its gas and oil production. The price that the Company receives for its production is also influenced by the Company's commodity hedging activities. Natural gas and oil prices are subject to wide fluctuations and have declined significantly in the first quarter of 2002 as compared to prices received during 2001.

     Routine capital expenditures have predominantly been funded through cash provided by operations. For the first three months of 2002 and 2001, cash provided by operating activities was $21.4 million and $40.4 million, respectively, and met or exceeded the total of these routine requirements.

     Financing Requirements
     In July 2001, the Company arranged a new unsecured revolving credit facility with a group of banks to replace a short-term credit facility that was put in place in July 2000. The new revolving credit facility has a current capacity of $155 million and expires in July 2004. The interest rate on the current facility is 137.5 basis points over the current London Interbank Offered Rate (LIBOR), and was 4.59%, including the effects of interest rate swaps, at March 31, 2002. The credit facility contains covenants which impose certain restrictions on the Company. Under the credit agreement, the Company may not issue total debt in excess of 70% of its total capital, must maintain a certain level of shareholders' equity, and the Company must maintain a ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) to interest expense of at least 3.75 or higher through December 31, 2002. These covenants change over the term of the credit facility and generally become more restrictive. At March 31, 2002, the Company's revolving credit facility had a balance of $117.7 million and was classified as long-term debt in the Company's balance sheet. The Company has also entered into interest rate swaps for calendar year 2002 that allow the Company to pay an average fixed interest rate of 4.8% (based upon current rates under the revolving credit facility) on $100.0 million of its outstanding revolving debt.

     During the first three months of 2002, the Company's total debt decreased by $7.3 million. Total debt at March 31, 2002, accounted for 66% of the Company's capitalization. The percentage of debt to capitalization at March 31, 2002, would be 65% without consideration of the $7.8 million of accumulated other comprehensive loss recorded in the equity section of the Company's balance sheet. The other comprehensive loss in the March 31, 2002 balance sheet resulted from the Company's hedging activities and was recorded in accordance with the requirements of SFAS No. 133.

     The Company's capital expenditures for the first three months of 2002 were $21.4 million, compared to $15.3 million for the same period in 2001. Capital investments during calendar year 2002 are currently expected to be approximately $68.0 million. The Company may adjust its level of future capital investments dependent upon the level of cash flow generated from operations.

     At March 31, 2002, the NOARK partnership had outstanding debt totaling $73.0 million. The Company and the other general partner of NOARK have severally guaranteed the principal and interest payments on the NOARK debt. The Company's share of the several guarantee is 60%.

     Working Capital
     Accounts   receivable  has  declined  slightly  since  December  31,  2001, primarily due to the seasonality of the gas distribution segment's operations. Changes in accounts payable, interest payable and other current assets and liabilities since December 31, 2001 are due primarily to the timing of expenditures and receipts. Over-recovered purchased gas costs for the Company's gas distribution segment were $8.0 million at March 31, 2002, compared to $8.2 million at December 31, 2001. Purchased gas costs are recovered from the Company's utility customers in subsequent months through automatic cost of gas adjustment clauses included in the utility's filed rate tariffs. At March 31, 2002, the Company had a current hedging asset of $4.0 million, a current hedging liability of $12.6 million, and a regulatory liability of $.9 million recorded as a result of the provisions of SFAS No. 133.

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

     Interest Rate Risk
     The Company's revolving debt obligations are sensitive to changes in interest rates. The Company's policy is to manage interest rates through use of a combination of fixed and floating rate debt. Interest rate swaps may be used to adjust interest rate exposures when appropriate. The Company has entered into interest rate swaps for calendar year 2002 that allow the Company to pay an average fixed interest rate of 4.8% (based upon current rates under the revolving credit facility) on $100.0 million of its outstanding revolving debt. The Company's revolving debt was $125.0 million at December 31, 2001, and had an average interest rate of 3.44%. At March 31, 2002, the Company's revolving debt was $117.7 million with an average interest rate of 4.59%, including the effect of the interest rate swaps. Other than the Company's revolving debt, there have been no material changes in the interest rate risk information that was presented in the Company's 2001 Form 10-K.

     The Company's interest rate swaps have a carrying amount of $2.7 million, calculated as the contractual payments for interest on the notional amount to be exchanged under futures contracts and does not represent amounts recorded in the Company's financial statements. The fair value of $2.0 million represents the value for the same contracts using comparable market prices at March 31, 2002. At March 31, 2002, the "Carrying Amount" exceeded the "Fair Value" of interest rate swaps by $.7 million.

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

     The following table provides information about the Company's financial instruments that are sensitive to changes in commodity prices. The table presents the notional amount in Bcf (billion cubic feet) and MBbls (thousand barrels), the weighted average contract prices, and the total dollar contract amount by expected maturity dates. The "Carrying Amount" for the contract amounts is calculated as the contractual payments for the quantity of gas or oil to be exchanged under futures contracts and does not represent amounts recorded in the Company's financial statements. The "Fair Value" represents values for the same contracts using comparable market prices at March 31, 2002. At March 31, 2002, the "Carrying Amount" exceeded the "Fair Value" of these financial instruments by $11.7 million.


                                                                          Expected Maturity Date
                                                        --------------------------------------------------------
                                                              2002                2003                2004
                                                          -----------         -----------         ------------
                                                        Carrying   Fair     Carrying   Fair     Carrying    Fair
                                                         Amount   Value      Amount   Value      Amount    Value
                                                        --------  -----     --------  -----     --------   -----
     Natural Gas:
     ------------
     Swaps with a fixed price receipt
         Contract volume (Bcf)                            12.2                 9.2                    -
         Weighted average price per Mcf                  $2.82               $3.18                    -
         Contract amount (in millions)                   $34.5    $27.2      $29.3    $24.8           -        -

     Swaps with a fixed price payment
         Contract volume (Bcf)                              .1                   -                    -
         Weighted average price per Mcf                  $2.19                   -                    -
         Contract amount (in millions)                     $.2      $.3          -        -           -        -

     Price collar
         Contract volume (Bcf)                             9.4                 9.9                  4.0
         Weighted average floor price
           per Mcf                                       $3.24               $3.11                $3.25
         Contract amount of floor


          (in millions)                                  $30.6    $34.3      $30.6    $34.2       $13.0    $14.8
         Weighted average ceiling price
           per Mcf                                       $4.07               $4.71                $4.75
         Contract amount of ceiling
           (in millions)                                 $38.4    $35.9      $46.4    $42.2       $19.0    $17.3


     Oil:
     Swaps with a fixed price receipt
         Contract volume (MBbls)                           250                   -                    -
         Weighted average price per Bbl                 $20.07                   -                    -
         Contract amount (in millions)                    $5.6     $4.0          -        -           -        -

     Natural Gas Purchases:
     Swaps with a fixed price payment
         Contract volume (Bcf)                              .3                  .7                    -
         Weighted average price per Mcf                  $2.91               $2.91                    -
         Contract amount (in millions)                    $1.0     $1.3       $1.9     $2.5           -        -

                                     PART II

                                OTHER INFORMATION

     Items 1 - 6(a)

     No developments required to be reported under Items 1 - 6(a) occurred during the quarter ended March 31, 2002.

     Item 6(b)

     On February 19, 2002, the Company filed a current report on Form 8-K containing the transcript of the Company's conference call on February 15, 2002 discussing the Company's results for the fourth quarter and year-ended December 31, 2002.

     On March 21, 2002, the Company filed a current report on Form 8-K containing the Company's slide presentation made to investors on March 20, 2002 at the CIBC World Markets Annual Energy Conference in New York, New York, and discussing the Company's 2001 results and outlook and business strategy for 2002.

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    SOUTHWESTERN ENERGY COMPANY
                                                    ----------------------------
                                                             Registrant


DATE:    April 19, 2002                                /s/ GREG D. KERLEY
     ---------------------                         -----------------------------
                                                            Greg D. Kerley
                                                       Executive Vice President
                                                     and Chief Financial Officer

     Southwestern Energy Company
     P.O. Box 1408
     Fayetteville, AR 72702-1408




     April 19, 2002


     Securities and Exchange Commission
     ATTN: Filing Desk, Stop 1-4
     450 Fifth Street, N.W.
     Washington, DC  20549-1004

     Gentlemen:

     Pursuant  to  regulations  of  the  Securities  and  Exchange   Commission,
     submitted herewith for filing on behalf of Southwestern Energy Company is the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

     This filing is being effected by direct transmission to the Commission's EDGAR System.

     Very truly yours,

     Stan Wilson
     Controller