Form 10-K/A
period 2001-12-31
SOUTHWESTERN ENERGY CO
filed 2002-09-24
CIK 7332

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-K/A

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

Explanatory Note:
-----------------

      This Form 10-K/A amends our Annual Report on Form 10-K filed March 29, 2002. We have included certain changes in this Form 10-K/A in order to correct the presentation of comprehensive income for the year ended December 31, 2001, to properly reflect amounts associated with hedging activities (see Note 1 to the accompanying financial statements). This correction had no effect on the Company's previously reported net income, earnings per share or cash flows, nor did it have any impact on the Company's balance sheet. This filing also includes the opinion of PricewaterhouseCoopers LLP on their audit of the Company's financial statements as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001. The Company announced on June 20, 2002 that it had engaged PricewaterhouseCoopers LLP as its new independent accountants replacing Arthur Andersen LLP. Except as set forth in the preceding sentences, we have not materially updated or revised the information in our Annual Report.

TABLE OF CONTENTS
Part I                                                                        pg

Item 1          Business                                                       4

                Business strategy                                              4

                Exploration and production                                     4

                Natural gas distribution                                      10

                Marketing and transportation                                  13

                Other items                                                   15

Item 2          Properties                                                    15

Item 3          Legal proceedings                                             17

Item 4          Submission of matters to a vote of security holders           18

                Executive officers of the registrant                          18


Part II

Item 5          Market for registrant's common equity and related
                stockholder matters                                           19

Item 6          Selected financial data                                       20

Item 7          Management's discussion and analysis of financial
                condition and results of operations                           22

Item 7A         Quantitative and qualitative disclosure about
                market risks                                                  31

Item 8          Financial statements and supplementary data                   34

Item 9          Changes in and disagreements with accountants on
                accounting and financial disclosure                           58


Part III

Item 10         Directors and executive officers of the registrant            59

Item 11         Executive compensation                                        59

Item 12         Security ownership of certain beneficial owners
                and management                                                59

Item 13         Certain relationships and related transactions                59



Part IV

Item 14         Exhibits, financial statement schedules, and reports
                on Form 8-K                                                   60

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

     In February 2001, the APSC approved a 90-day temporary tariff to collect additional gas costs not yet billed to customers through the normal purchased gas adjustment clause in the utility's approved tariffs. Arkansas Western had under-recovered purchased gas costs of $12.9 million in its current assets at December 31, 2000. The amount of under-recovered purchased gas costs increased significantly during January 2001 as a result of rapidly increasing gas costs. The temporary tariff allowed recovery of the gas costs it had incurred during the 2000 - 2001 winter heating season. At December 31, 2001, Arkansas Western had over-recovered purchased gas costs of $8.2 million, which will be refunded to its customers during 2002.

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

Executive Officers of the Registrant

                                                                    Years Served
     Name                   Officer Position                  Age    as Officer
--------------------------------------------------------------------------------
Harold M. Korell    President, Chief Executive Officer         57           5
                    and Chairman of the Board

Greg D. Kerley      Executive Vice President and               46          12
                    Chief Financial Officer

Richard F. Lane     Executive Vice President,                  44           3
                    Southwestern Energy Production Company
                    and SEECO, Inc.

Mark K. Boling      Senior Vice President, General Counsel     44           -
                    and Secretary

Charles V. Stevens  Senior Vice President,                     52          13
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

                                                      Expected Maturity Date
                                                    2002                2003
                                          --------------------------------------
                                       32

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                             pg.
Reports of Management and Independent Public Accountants                     35

Consolidated  Statements  of Operations  for the years ended
December 31, 2001, 2000 and 1999                                             36

Consolidated Balance Sheets as of December 31, 2001 and 2000                 38

Consolidated  Statements  of Cash Flows for the years ended
December  31, 2001, 2000 and 1999                                            40

Consolidated Statements of Retained Earnings for the years ended
December 31, 2001, 2000 and 1999                                             41

Consolidated Statements of Comprehensive Income (Loss) for the
years ended December 31, 2001, 2000 and 1999                                 42

Notes to Consolidated Financial Statements, December 31, 2001,
2000 and 1999                                                                43

Report of Management

     Management is responsible for the preparation and integrity of the Company's financial statements. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States consistently applied, and necessarily include some amounts that are based on management's best estimates and judgment.

     The Company maintains a system of internal accounting and administrative controls and an ongoing program of internal audits that management believes provide reasonable assurance that assets are safeguarded and that transactions are properly recorded and executed in accordance with management's authorization. The Company's financial statements have been audited by its independent public accountants, PricewaterhouseCoopers LLP. In accordance with auditing standards generally accepted in the United States, the independent auditors obtained a sufficient understanding of the Company's internal controls to plan their audit and determine the nature, timing, and extent of other tests to be performed.

     The Audit Committee of the Board of Directors, composed solely of outside directors, meets with management, internal auditors, and PricewaterhouseCoopers LLP to review planned audit scopes and results and to discuss other matters affecting internal accounting controls and financial reporting. The independent auditors have direct access to the Audit Committee and periodically meet with it without management representatives present.


                    Report of Independent Public Accountants
                   ------------------------------------------

To the Board of Directors and Shareholders of Southwestern Energy Company:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows, retained earnings and comprehensive income (loss) present fairly, in all material respects, the financial position of Southwestern Energy Company and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company has corrected its statement of comprehensive income (loss) for the year ended December 31, 2001, which statement was previously audited by other auditors.

As discussed in Note 8 to the consolidated financial statments, effective January 1, 2001, the Company changed its method of accounting for derivatives to adopt the requirements of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities."

PricewaterhouseCoopers LLP

Tulsa, Oklahoma
September 12, 2002

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
---------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

                            Statements of Cash Flows

                  Southwestern Energy Company and Subsidiaries


For the years ended December 31,                                          2001        2000        1999
---------------------------------------------------------------------------------------------------------
                                                                                 (in thousands)
Cash flows from operating activities
Net income (loss)                                                      $  35,324   $ (46,687)  $   9,927
Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
        Depreciation, depletion and amortization                          54,505      47,227      42,971
        Deferred income taxes                                             21,917     (28,905)      5,912
        Equity in loss of NOARK partnership                                1,484       1,767       2,008
        Gain on sale of Missouri utility assets                                -      (3,209)          -
        Extraordinary loss due to early retirement of debt (net of tax)        -         890           -
        Minority interest in partnership                                    (533)          -           -
        Change in assets and liabilities:
           Accounts receivable                                            34,278     (36,693)     (2,684)
           Income taxes receivable                                             -          85       1,658
           Under/over-recovered purchased gas costs                       21,126     (14,104)       (273)
           Inventories                                                    (9,606)      2,290       1,292
           Accounts payable                                              (12,660)     22,156      (4,711)
           Other current assets and liabilities                           (1,252)      1,980       2,031
---------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                      144,583     (53,203)     58,131
---------------------------------------------------------------------------------------------------------
Cash flows from investing activities
Capital expenditures                                                    (106,060)    (75,717)    (66,967)
Sale of Missouri utility assets                                                -      32,000           -
Sale of oil and gas properties                                                 -      13,651           -
Investment in NOARK partnership                                           (1,449)     (3,250)     (2,273)
(Increase) decrease in gas stored underground                             (4,179)        845      (4,433)
Other items                                                                  826      (1,066)      2,380
---------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                   (110,862)    (33,537)    (71,293)
---------------------------------------------------------------------------------------------------------
Cash flows from financing activities
Net increase (decrease) in revolving debt and short-term note            (46,000)    115,800      20,300
Retirement of notes and payments on long-term debt                             -     (24,910)     (1,535)
Contribution from minority interest owner in partnership                  13,534           -           -
Dividends paid                                                                 -      (3,004)     (5,985)
---------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                      (32,466)     87,886      12,780
---------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                                                1,255       1,146        (382)
Cash at beginning of year                                                  2,386       1,240       1,622
---------------------------------------------------------------------------------------------------------
Cash at end of year                                                    $   3,641   $   2,386   $   1,240

The accompanying notes are an integral part of the financial statements.

                        Statements of Retained Earnings

                  Southwestern Energy Company and Subsidiaries



For the years ended December 31,                                          2001        2000        1999
---------------------------------------------------------------------------------------------------------
                                                                                 (in thousands)
Retained earnings, beginning of year                                   $ 148,353   $ 198,044   $ 194,102
Net income (loss)                                                         35,324     (46,687)      9,927
Cash dividends declared ($.12 per share in 2000, $.24 per share in 1999)       -      (3,004)     (5,985)
Retained earnings, end of year                                         $ 183,677   $ 148,353   $ 198,044


                    Statements of Comprehensive Income (Loss)

                  Southwestern Energy Company and Subsidiaries





For the years ended December 31,                                          2001*        2000        1999
---------------------------------------------------------------------------------------------------------
                                                                                 (in thousands)
Net income (loss)                                                      $  35,324   $ (46,687)  $   9,927
Other comprehensive income:
     Transition adjustment from adoption of SFAS No. 133                 (36,963)          -           -
     Change in value of derivative instruments                            42,726           -           -
---------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                                            $  41,087   $ (46,687)  $   9,927
---------------------------------------------------------------------------------------------------------

Reconciliation of accumulated other
     comprehensive income (loss):
Balance, beginning of year                                             $       -   $       -   $       -
Cumulative effect of adoption of SFAS No. 133                            (36,963)          -           -
Current period reclassification to earnings                               22,874           -           -
Current period change in derivative instruments                           19,852           -           -
---------------------------------------------------------------------------------------------------------
Balance, end of year                                                   $   5,763   $       -   $       -
---------------------------------------------------------------------------------------------------------

* The 2001 Consolidated Statement of comprehensive Income (Loss) was restated to correct the presentation of comprehensive income, as discussed in Footnote 1 to Consolidated Financial Statements.

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

Gas Production Imbalances

     The exploration and production subsidiaries record gas sales using the entitlement method. The entitlement method requires revenue recognition of the Company's revenue interest share of gas production from properties in which gas sales are disproportionately allocated to owners because of marketing or other
contractual  arrangements.   At  December  31,  2001,  the  Company  had
overproduction of 1.6 Bcf valued at $4.3 million and underproduction of 1.7 Bcf valued at $4.9 million. At December 31, 2000, the Company had overproduction of
1.6 Bcf valued at $4.4 million and underproduction of 1.7 Bcf valued at $4.9 million.

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

Dividend on Common Stock

     As a result of the adverse Hales judgment in June 2000, the Company has indefinitely suspended payment of quarterly dividends on its common stock. Additionally, payment of dividends is precluded under the Company's revolving debt aggreement.

Comprehensive Income

     Southwestern, in the accompanying financial statments, has corrected its presentation of comprehensive income for the year ended December 31, 2001, to properly reflect amounts associated with hedging activities. This change resulted in an increase of $22.9 million to previously reported comprehensive income for the year ended December 31, 2001, to yield corrected comprehensive income of $41.1 million. This correction had no effect on the Company's previously reported net income, earnings per share or cash flows, nor did it have any impact on the Company's balance sheet.

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
------------------------------------------------------------------------------------------------------

     The  components  of the Company's net deferred tax liability as of December
31, 2001 and 2000 were as follows:

                                                                                  2001         2000
                                                                             -------------------------
                                                                                    (in thousands)
Deferred tax liabilities:
     Differences between book and tax basis of property                       $  142,007   $  129,702
     Stored gas                                                                    8,037        8,883
     Deferred purchased gas costs                                                      -       11,313
     Prepaid pension costs                                                         1,908        1,884
     Book over tax basis in partnerships                                          11,148       11,755
     Other                                                                         6,694        1,072
------------------------------------------------------------------------------------------------------
                                                                                 169,794      164,609
------------------------------------------------------------------------------------------------------
Deferred tax assets:
     Accrued compensation                                                            721          884
     Alternative minimum tax credit carryforward                                   3,026        3,046
     Net operating loss carryforward                                              41,922       63,449
     Other                                                                         2,939        1,671
------------------------------------------------------------------------------------------------------
                                                                                  48,608       69,050
------------------------------------------------------------------------------------------------------
Net deferred tax liability                                                    $  121,186   $   95,559
------------------------------------------------------------------------------------------------------

     There were no income tax payments in 2001. Total income tax payments of $.5 million and $.6 million were made in 2000 and 1999, respectively. The Company's net operating loss carryforward at December 31, 2001, was $110.3 million with an expiration date of December 31, 2020. The Company also had an alternative minimum tax credit carryforward of $3.0 million and a statutory percentage depletion carryforward of $2.8 million at December 31, 2001.

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
------------------------------------------------------------------------------------------------------------

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: no dividend yield for 2001 and 2000 and a dividend yield of 2.3% for 1999; expected volatility of 46.4% for 2001, 44.0% for 2000 and 38.6% for 1999; risk-free interest rate of 4.8% for 2001, 6.0% for 2000 and 6.2% for 1999; and expected lives of 6 years for all option grants. The fair values of the option grants for each of the years 2001, 2000 and 1999 were $.8 million, $2.6 million and $1.1 million, respectively.

      The Company granted 299,850 shares, 149,925 shares and 100,225 shares of restricted stock in 2001, 2000 and 1999, respectively. The fair values of the grants were $2.9 million for 2001, $1.1 million for 2000 amnd $.6 million for 1999. Of the 752,995 shares granted to date, 421,895 shares vest over a three-year period, 288,550 shares vest over a four-year period, and the remaining shares vest over a five-year period. The related compensation expense is being amortized over the vesting periods. Compensation expense related to the amortization of restricted stock grants was $.6 million for both 2001 and 2000, and $.5 million for 1999. As of December 31, 2001, 295,146 shares have vested to employees and 41,480 shares have been canceled and returned to treasury shares.

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

(13) QUARTERLY RESULTS (UNAUDITED)

     The following is a summary of the quarterly results of operations for the years ended December 31, 2001 and 2000:

                                                 ---------------------------------------------------------
                                                  March 31       June 30     September 30     December 31
                                                 ---------------------------------------------------------
                                                          (in thousands, except per share amounts)

                                                                            2001
                                                 ---------------------------------------------------------
Operating revenues                                $ 137,129     $  76,023      $  59,396        $  72,379
Operating income                                  $  32,599     $  18,015      $  14,263        $  17,792
Net income                                        $  16,013     $   6,869      $   5,018        $   7,424
Basic earnings per share                               $.64          $.27           $.20             $.29
Diluted earnings per share                             $.63          $.27           $.20             $.29

                                                                            2000
                                                 ---------------------------------------------------------
Operating revenues                                $  96,913     $  78,483      $  75,342        $ 113,145
Operating income (loss)                           $  21,056     $(101,849)     $   5,884        $  21,440
Income (loss) before extraodinary item            $   9,186     $ (63,309)     $    (754)       $   9,080
Net income (loss)                                 $   9,186     $ (64,199)     $    (754)       $   9,080
Basic and diluted earnings (loss) per share:
  Income (loss) before extraordinary item              $.37        $(2.53)         $(.03)            $.36
  Net income (loss)                                    $.37        $(2.57)         $(.03)            $.36
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On June 20, 2002 the Board of Directors of Southwestern determined, upon the recommendation of its Audit Committee, to appoint PricewaterhouseCoopers LLP ("PwC") as Southwestern's independent public accountants, replacing Arthur Andersen LLP, which Southwestern dismissed on the same date. This determination followed Southwestern's decision, announced on March 29, 2002, to seek proposals from other independent public accountants to audit its financial statements for the fiscal year ended December 31, 2002.

     The audit reports of Andersen on the consolidated financial statements of Southwestern and subsidiaries as of and for the fiscal years ended December 31, 2001 and December 31, 2000 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty or audit scope. In addition, there were no modifications as to accounting principles except that the audit reports of Andersen contained an explanatory paragraph with respect to the change in the method of accounting for derivative instruments effective January 1, 2001 as required by the Financial Accounting Standards Board.

     During Southwestern's two most recent fiscal years ended December 31, 2001 and through June 20, 2002, there were no disagreements between Southwestern and Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Andersen's satisfaction, would have caused Andersen to make reference to the subject matter of the disagreement in connection with their reports; and there were no reportable events, as described in Item 304(a) (1)
(v) of Regulation S-K.

     Southwestern provided Andersen with a copy of the foregoing disclosures and Andersen provided the Company a letter dated June 20, 2002, stating that it had no basis for disagreement with such statements. This letter was filed as Exhibit
16.1 to the Company's report on Form 8-K dated June 20, 2002.


     During Southwestern's two most recent fiscal years and through June 20, 2002, Southwestern did not consult PwC with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Southwestern's consolidated financial statements, or any other matters or reportable events listed in Items 304(a) (2) (i) and (ii) of Regulation S-K.

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

                                            SOUTHWESTERN ENERGY COMPANY
                                            --------------------------------
                                                   (Registrant)



Dated: September 24, 2002                       BY:  /s/ Greg D. Kerley
                                            --------------------------------
                                                     Greg D. Kerley
                                                 Executive Vice President
                                                and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 24, 2002.

      /s/ Harold M. Korell               Director, Chairman, President
------------------------------------     and Chief Executive Officer
          Harold M. Korell

      /s/ Greg D. Kerley                 Executive Vice President
------------------------------------     and Chief Financial Officer
          Greg D. Kerley

      /s/ Stanley T. Wilson              Controller and Chief Accounting Officer
------------------------------------
          Stanley T. Wilson

      /s/ Charles E. Scharlau            Director
------------------------------------
          Charles E. Scharlau

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

                                 Not Applicable

                                 CERTIFICATION
                                 -------------

      I, Harold M. Korell, Chief Executive Officer of Southwestern Energy Company, certify that:

            1. I have reviewed this amended annual report on Form 10-K/A of Southwestern Energy Company;

            2. Based on my knowledge, this amended annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended annual report; and

            3. Based on my knowledge, the financial statements, and other financial information included in this amended annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended annual report.


      Date: September 24, 2002


                                                        /s/ HAROLD M. KORELL
                                                    ----------------------------
                                                           Harold M. Korell
                                                       Chief Executive Officer

                               CERTIFICATION
                                 -------------

      I, Greg D. Kerley, Chief Financial Officer of Southwestern Energy Company, certify that:

            1. I have reviewed this amended annual report on Form 10-K/A of Southwestern Energy Company;

            2. Based on my knowledge, this amended annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended annual report; and

            3. Based on my knowledge, the financial statements, and other financial information included in this amended annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended annual report.


      Date: September 24, 2002


                                                         /s/ GREG D. KERLEY
                                                    ----------------------------
                                                            Greg D. Kerley
                                                       Chief Financial Officer

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

     23.  Consent of PricewatehouseCoopers LLP (filed herewith).