Form 10-Q/A
period 2002-03-31
SOUTHWESTERN ENERGY CO
filed 2002-09-24
CIK 7332

================================================================================

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                        -----------------------
                               FORM 10-Q/A
 (Mark one)
    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934
                  For the quarterly period ended March 31, 2002
                                                 --------------

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

Explanatory Note:
-----------------

     This form 10-Q/A amends our Quarterly Report on Form 10-Q filed on April 19, 2002. We have included certain changes in this Form 10-Q/A in order to correct the presentation of comprehensive income for the three month periods ended March 31, 2002 and 2001, to properly reflect amounts associated with hedging activities (see Note 1 to the accompanying financial statements). This correction had no effect on the Company's previously reported net income, earnings per share or cash flows, nor did it have any impact on the Company's balance sheet. Except as set forth in the preceding sentences, we have not materially updated or revised the information in our Quarterly Report.

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

                  SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                             2002*       2001*
                                                           --------    --------
                                                             ($ in thousands)
     Net income                                            $  6,715    $ 16,013
     Other comprehensive income (loss):
        Transition adjustment from adoption of
           SFAS No. 133                                           -     (36,963)
        Change in value of derivative instruments           (13,588)     24,790
                                                           --------    --------
     Comprehensive Income (Loss)                           $ (6,873)   $  3,840
                                                           ========    ========

     Reconciliation of Accumulated Other Comprehensive
        Income (Loss):

     Balance, Beginning of Period                          $  5,763   $       -
     Cumulative effect of adoption of SFAS No. 133                -     (36,963)
     Current period reclassification to earnings             (1,776)     20,546
     Current period change in derivative instruments        (11,812)      4,244
                                                           --------    --------
     Balance, End of Period                                $ (7,825)   $(12,173)
                                                           ========    ========

* The 2002 and 2001 Consolidated Statements of Comprehensive Income (Loss) were restated to correct the presentation of comprehensive income, as discussed in Footnote 1 to Consolidated Financial Statements.

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

         Southwestern, in the accompanying financial statements, has corrected its presentation of comprehensive income for the quarters ended March 31, 2002 and March 31, 2001, to properly reflect amounts associated with hedging activities. This change resulted in a decrease of $1.8 million to previously reported comprehensive income for the three months ended March 31, 2002 and an increase of $20.5 million to previously reported comprehensive income for the three months ended
         March 31, 2001. This correction had no effect on the Company's previously reported net income, earnings per share or cash flows, nor did it have any impact on the Company's balance sheet.

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

                                                   Exploration
                                                       and           Gas
                                                   Production    Distribution    Marketing      Other         Total
                                                   -----------   ------------   -----------  -----------   ----------
                                                                              (in thousands)
         Three months ended March 31, 2002:
         ----------------------------------
         Revenues from external customers          $   23,564    $    48,392    $    9,702   $       --    $  81,658
         Intersegment revenues                          4,856             65        16,921          112       21,954
         Operating income                               7,330          8,663           781           65       16,839
         Depreciation, depletion and
              amortization expense                     12,280          1,565             2           23       13,870
         Interest expense (1)                           4,253            904            --          228        5,385
         Provision (benefit) for income taxes (1)       1,074          2,967           307         (144)       4,204
         Assets                                       534,314        156,952         9,380       27,036(2)   727,682
         Capital expenditures                          19,881(3)       1,348            --          140       21,369(3)

         Three months ended March 31, 2001:
         ----------------------------------
         Revenues from external customers          $   20,577    $    81,363     $  35,189   $       --    $ 137,129
         Intersegment revenues                         20,163            129        35,843          112       56,247
         Operating income                              21,988          9,398         1,143           70       32,599
         Depreciation, depletion and
              amortization expense                     10,046          1,551            17           23       11,637
         Interest expense (1)                           5,322          1,092            33          275        6,722
         Provision (benefit) for income taxes (1)       6,501          3,403           433          (93)      10,244
         Assets                                       464,260        184,697        18,523       36,043(2)   703,523
         Capital expenditures                          14,299            909            --          106       15,314

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

         The Company is subject to litigation and claims that have arisen in the ordinary course of business. The Company accrues for such items when a liability is both probable and the amount can be reasonably estimated. In the opinion of management, the results of such litigation and claims will not have a material effect on the results of operations or the financial position of the Company.

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

                                   - 16 -

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

     Item 6(b)

     On February 19, 2002, the Company filed a current report on Form 8-K containing the transcript of the Company's conference call on February 15, 2002 discussing the Company's results for the fourth quarter and year-ended December 31, 2001.

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
                                                    ----------------------------
                                                             Registrant


DATE: September 24, 2002                                /s/ GREG D. KERLEY
     ---------------------                         -----------------------------
                                                            Greg D. Kerley
                                                       Executive Vice President
                                                     and Chief Financial Officer

                                CERTIFICATION
                                 -------------

      I, Harold M. Korell, Chief Executive Officer of Southwestern Energy Company, certify that:

            1. I have reviewed this amended quarterly report on Form 10-Q/A of Southwestern Energy Company;

            2. Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report; and

            3. Based on my knowledge, the financial statements, and other financial information included in this amended quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended quarterly report.


      Date: September 24, 2002


                                                        /s/ HAROLD M. KORELL
                                                    ----------------------------
                                                           Harold M. Korell
                                                       Chief Executive Officer

                               CERTIFICATION
                                 -------------

      I, Greg D. Kerley, Chief Financial Officer of Southwestern Energy Company, certify that:

            1. I have reviewed this amended quarterly report on Form 10-Q/A of Southwestern Energy Company;

            2. Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report; and

            3. Based on my knowledge, the financial statements, and other financial information included in this amended quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended quarterly report.


      Date: September 24, 2002


                                                         /s/ GREG D. KERLEY
                                                    ----------------------------
                                                            Greg D. Kerley
                                                       Chief Financial Officer