Form 10-Q
period 2003-06-30
SOUTHWESTERN ENERGY CO
filed 2003-07-29
CIK 7332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the quarterly period ended June 30, 2003

or

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
Yes: X	No:

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes: X	No:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at July 24, 2003
Common Stock, Par Value $0.10	35,575,442

PART I

FINANCIAL INFORMATION

1

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2003	2002	2003	2002
	(in thousands, except share/per share amounts)
Operating Revenues:
Gas sales	$49,286	$37,606	$126,993	$104,592
Gas marketing	11,667	12,228	24,273	21,930
Oil sales	3,821	4,416	7,280	7,599
Gas transportation and other	1,713	1,754	6,596	3,541
	66,487	56,004	165,142	137,662
Operating Costs and Expenses:
Gas purchases - utility	2,199	3,804	29,247	28,572
Gas purchases - marketing	10,850	11,454	22,408	20,127
Operating expenses	9,248	9,505	18,294	19,063
General and administrative expenses	7,663	6,034	15,546	11,824
Depreciation, depletion and amortization	13,686	13,868	26,069	27,738
Taxes, other than income taxes	2,895	2,439	5,958	4,599
	46,541	47,104	117,522	111,923
Operating Income	19,946	8,900	47,620	25,739

Interest Expense:
Interest on long-term debt	4,075	5,345	9,002	10,699
Other interest charges	337	336	722	658
Interest capitalized	(501)	(360)	(866)	(651)
	3,911	5,321	8,858	10,706
Other Income (Expense)	(63)	(232)	1,359	(474)

Income Before Income Taxes, Minority Interest & Accounting Change	15,972	3,347	40,121	14,559
Minority Interest in Partnership	(609)	(469)	(1,374)	(762)

Income Before Income Taxes & Accounting Change	15,363	2,878	38,747	13,797
Provision for Income Taxes - Deferred	5,837	1,108	14,724	5,312

Income Before Accounting Change	9,526	1,770	24,023	8,485
Cumulative Effect of Adoption of Accounting Principle	-	-	(855)	-

Net Income	$9,526	$1,770	$23,168	$8,485

Basic Earnings Per Share:
Income Before Accounting Change	$0.27	$0.07	$0.76	$0.34
Cumulative Effect of Adoption of Accounting Principle	-	-	(0.03)	-
Net Income	$0.27	$0.07	$0.73	$0.34

Diluted Earnings Per Share:
Income Before Accounting Change	$0.26	$0.07	$0.74	$0.33
Cumulative Effect of Adoption of Accounting Principle	-	-	(0.03)	-
Net Income	$0.26	$0.07	$0.71	$0.33

Weighted Average Common Shares Outstanding:
Basic	35,053,171	25,208,974	31,614,921	25,146,550
Diluted	36,087,726	26,131,452	32,558,360	25,995,692

The accompanying notes are an integral part of the financial statements.

2

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	June 30,	December 31,
	2003	2002
	(in thousands)
Current Assets
Cash	$2,013	$1,690
Accounts receivable	38,174	42,115
Inventories, at average cost	19,837	24,735
Hedging asset - SFAS No. 133	29	3,130
Other	5,361	4,468
Total current assets	65,414	76,138

Investments	14,231	15,287

Property, Plant and Equipment, at cost
Gas and oil properties, using the full cost method	1,105,819	1,030,300
Gas distribution systems	201,821	197,473
Gas in underground storage	34,100	32,395
Other	31,997	31,391
	1,373,737	1,291,559
Less: Accumulated depreciation, depletion and amortization	680,391	659,398
	693,346	632,161

Other Assets	15,788	16,576

Total Assets	$788,779	$740,162

The accompanying notes are an integral part of the financial statements.

3

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

June 30,	December 31,
2003	2002
(in thousands)
Current Liabilities
Accounts payable	$32,401	$29,881
Taxes payable	2,973	5,213
Interest payable	2,217	2,513
Customer deposits	4,879	4,999
Hedging liability - SFAS No. 133	29,968	20,409
Regulatory liability - hedges	-	3,130
Over-recovered purchased gas costs	2,032	5,697
Other	2,982	2,715
Total current liabilities	77,452	74,557

Long-Term Debt	247,800	342,400

Other Liabilities
Deferred income taxes	125,486	116,591
Other	27,654	16,671
153,140	133,262

Commitments and Contingencies

Minority Interest in Partnership	13,298	12,455

Shareholders' Equity
Common stock, $.10 par value; authorized 75,000,000 shares, issued 37,225,584 shares	3,723	2,774
Additional paid-in capital	121,149	19,130
Retained earnings	221,156	197,988
Accumulated other comprehensive income (loss)	(26,299)	(17,358)
319,729	202,534
Less:	Common stock in treasury, at cost, 1,650,492 shares at June 30, 2003 and 1,793,456 shares at December 31, 2002	18,388	19,981
Unamortized cost of 496,429 restricted shares at June 30, 2003 and 498,123 restricted shares at December 31, 2002 issued under stock incentive plans	4,252	5, 065
297,089	177,488

Total Liabilities and Shareholders' Equity	$788,779	$740,162

The accompanying notes are an integral part of the financial statements.

4

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended
	June 30,
	2003	2002
	(in thousands)
Cash Flows From Operating Activities
Net income	$23,168	$8,485
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation, depletion and amortization	27,668	28,939
Deferred income taxes	14,724	5,312
Ineffectiveness of cash flow hedges	(556)	-
Equity in (income) loss of NOARK partnership	(1,444)	361
Minority interest in partnership	799	160
Cumulative effect of adoption of accounting principle	855	-
Change in assets and liabilities:
Accounts receivable	3,941	13,976
Inventories	4,898	1,172
Over-recovered purchased gas costs	(3,664)	(1,452)
Accounts payable	2,303	(14,196)
Taxes payable	(2,209)	(1,594)
Other operating assets and liabilities	(175)	1,093
Net cash provided by operating activities	70,308	42,256

Cash Flows From Investing Activities
Capital expenditures	(80,468)	(40,774)
Distribution from NOARK partnership	2,500	-
(Increase) decrease in gas stored underground	(1,705)	1,239
Other items	(479)	1,927
Net cash used in investing activities	(80,152)	(37,608)

Cash Flows From Financing Activities
Issuance of common stock	103,213	-
Payments on revolving long-term debt	(184,900)	(120,200)
Borrowings under revolving long-term debt	90,300	114,700
Change in bank drafts outstanding	218	-
Proceeds from exercise of common stock options	1,292	-
Minority interest contributions	44	-
Net cash provided by (used in) financing activities	10,167	(5,500)

Increase (decrease) in cash	323	(852)
Cash at beginning of year	1,690	3,641
Cash at end of period	$2,013	$2,789

The accompanying notes are an integral part of the financial statements.

5

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

						Unamortized	Accumulated
			Additional			Restricted	Other
	Common Stock		Paid-In	Retained	Treasury	Stock	Comprehensive
	Shares	Amount	Capital	Earnings	Stock	Awards	Income (Loss)	Total
				(in thousands)
Balance at December 31, 2002	27,738	$2,774	$19,130	$197,988	$(19,981)	$(5,065)	$(17,358)	$177,488
Comprehensive income:
Net Income	-	-	-	23,168	-	-	-	23,168
Change in value of derivatives	-	-	-	-	-	-	(8,941)	(8,941)
Total comprehensive income (loss)	-	-	-	-	-	-	-	14,227

Issuance of common stock	9,488	949	102,264	-	-	-	-	103,213
Exercise of stock options	-	-	(252)	-	1,544	-	-	1,292
Issuance of restricted stock	-	-	7	-	49	(56)	-	-
Amortization of restricted stock	-	-	-	-	-	869	-	869

Balance at June 30, 2003	37,226	$3,723	$121,149	$221,156	$(18,388)	$(4,252)	$(26,299)	$297,089

RECONCILIATION OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2003	2002	2003	2002
	(in thousands)		(in thousands)

Balance, beginning of period	$(21,342)	$(7,825)	$(17,358)	$5,763
Current period reclassification to earnings	5,075	2,432	16,963	656
Current period change in derivative instruments	(10,032)	(961)	(25,904)	(12,773)
Balance, end of period	$(26,299)	$(6,354)	$(26,299)	$(6,354)

The accompanying notes are an integral part of the financial statements.

6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Southwestern Energy Company and Subsidiaries
June 30, 2003

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

(2)        ISSUANCE OF COMMON STOCK

        In the first quarter of 2003, the Company completed the sale of 9,487,500 shares of its common stock under a registration statement filed with the Securities and Exchange Commission in December 2002. Aggregate net proceeds from the equity offering of $103.2 million were used to pay outstanding borrowings under the Company's revolving credit facility. The Company will reborrow the repaid amounts under the credit facility as necessary to fund the acceleration of the development of the Company's Overton Field in East Texas and for general corporate purposes.

(3)        GAS AND OIL PROPERTIES

        The Company follows the full cost method of accounting for the exploration, development, and acquisition of gas and oil reserves. Under this method, all such costs (productive and nonproductive) including salaries, benefits, and other internal costs directly attributable to these activities are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the units-of-production method. The Company excludes all costs of unevaluated properties from immediate amortization. The Company's unamortized costs of natural gas and oil properties are limited to the sum of the future net revenues attributable to proved natural gas and oil reserves discounted at 10 percent plus the lower of cost or market value of any unproved properties. If the Company's unamortized costs in natural gas and oil properties exceed this ceiling amount, a provision for additional depreciation, depletion and amortization is required. At June 30, 2003, the Company's net book value of natural gas and oil properties did not exceed the ceiling amount. Decreases in market prices from June 30, 2003 levels, as well as changes in production rates, levels of reserves, and the evaluation of costs excluded from amortization, could result in future ceiling test impairments.

        Statement of Financial Accounting Standards No. 141, "Business Combinations" (FAS 141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" (FAS 142), were issued in June 2001 and became effective for the Company on July 1, 2001, and January 1, 2002, respectively.  The Company understands the majority of the oil and natural gas industry did not change its accounting and disclosures for mineral interest use rights (leasehold acquisition costs) upon the implementation of FAS 141 and 142.  However, an interpretation of

FAS 141 and 142 is being deliberated by the Securities and Exchange Commission, Financial Accounting Standards Board and others as to whether mineral interest use rights in oil and natural gas properties are intangible assets.  Under this interpretation mineral interest use rights for both undeveloped and developed leaseholds would be classified as an asset separate from oil and natural gas properties as intangible assets.  The classification as an intangible asset would not affect how these items are accounted for under the full cost method of accounting with respect to the calculation of depreciation, depletion and amortization or the calculation of the ceiling test of oil and natural gas properties.  At June 30, 2003 the Company has undeveloped leasehold of approximately $8.3 million that would be classified as "intangible undeveloped leasehold."  Southwestern also has developed leasehold of approximately $7.2 million that would be classified as "intangible developed leasehold" if it applied the interpretation currently being deliberated.  The portion of developed leasehold that would be reclassified represents the costs of developed leaseholds acquired or transferred to the full cost pool subsequent to June 30, 2001, the effective date of FAS 141.

        Additionally, FAS 142 requires that certain disclosures be made for all intangible assets.  The Company has not made the disclosures set forth under FAS 142 related to the use rights of mineral interests.  The Company has continued to make the disclosures required by Statement of Financial Accounting Standards No. 69 "Disclosures about Oil and Gas Producing Activities" (FAS 69).

        Southwestern will continue to classify use rights of mineral interests in oil and gas properties until further guidance is provided that might result from the deliberations described above.

 (4)        EARNINGS PER SHARE

        Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during each period.  The diluted earnings per share calculation adds to the weighted average number of common shares outstanding the incremental shares that would have been outstanding assuming the exercise of dilutive stock options and the vesting of unvested restricted shares of common stock. The Company had options for 70,984 shares of common stock with a weighted average exercise price of $17.19 per share at June 30, 2003, and options for 538,934 shares with an average exercise price of $14.95 per share at June 30, 2002, that were not included in the calculation of diluted shares because they would have had an antidilutive effect.

 (5)        LONG-TERM DEBT

        Debt balances as of June 30, 2003 and December 31, 2002 consisted of the following:

	June 30,	December 31,
	2003	2002
	(in thousands)
Senior notes:
6.70% Series due 2005	$125,000	$125,000
7.625% Series due 2027, putable at the holders' option in 2009	60,000	60,000
7.21% Series due 2017	40,000	40,000
	225,000	225,000

Other:
Variable rate (2.77% at June 30, 2003 and 2.89% at December 31, 2002) unsecured revolving credit arrangements	22,800	117,400
Total long-term debt	$247,800	$342,400

        The Company's revolving credit facility has a capacity of $125 million and a three-year term that expires in July 2004. The Company intends to renew or replace its revolving credit facility prior to the July 2004 expiration date. The interest rate on the facility is 150 basis points over the current London Interbank Offered Rate (LIBOR). The credit facility contains covenants which impose certain restrictions on the Company. Under the credit agreement, the Company may not issue total debt in excess of 65% of its total capital, must maintain a certain level of shareholders' equity, and must maintain a ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) to interest expense of at least 4.00 or higher through December 31, 2003. These covenants change over the term of the credit facility and generally become more restrictive. Additionally, the Company is precluded from paying dividends on its common stock under the revolving credit agreement. At June 30, 2003, the Company's revolving credit facility had a balance of $22.8 million and was classified as long-term debt in the Company's balance sheet. The Company has also entered into interest rate swaps for calendar year 2003 that require the Company to pay a fixed interest rate of 3.8% (based upon current rates under the revolving credit facility) on $40.0 million of its outstanding revolving debt. As a result of the reduced level of current and anticipated borrowings under the revolving credit facility for the remainder of 2003, these interest rate swaps no longer qualify as cash flow hedges and therefore $0.2 million has been expensed in the accompanying financial statements for the first six months of 2003.

(6)        DERIVATIVE AND HEDGING ACTIVITIES

        Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137, SFAS No. 138 and SFAS No. 149, was adopted by the Company on January 1, 2001. SFAS No. 133 requires that all derivatives be recognized in the balance sheet as either an asset or liability measured at its fair value. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement.

        At June 30, 2003, the Company's net liability related to its cash flow hedges was $38.1 million. Additionally, at June 30, 2003, the Company had recorded a net of tax cumulative loss to other comprehensive income (equity section of the balance sheet) of $22.9 million. The amount recorded in other comprehensive income will be relieved over time and taken to the income statement as the physical transactions being hedged occur. Additional volatility in earnings and other comprehensive income may occur in the future as a result of the adoption of SFAS No. 133.

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

	Exploration
	and	Gas
	Production	Distribution	Marketing	Other		Total
	(in thousands)
Three months ended June 30, 2003:
Revenues from external customers	$34,211	$20,609	$11,667	$--		$66,487
Intersegment revenues	9,278	28	38,230	112		47,648
Operating income	21,476	(2,108)	536	42		19,946
Depreciation, depletion and amortization expense	12,117	1,534	12	23		13,686
Interest expense(1)	2,549	1,092	2	268		3,911
Provision (benefit) for income taxes(1)	6,966	(1,230)	203	(102)		5,837
Assets	583,429	150,176	17,709	37,465	(2)	788,779	(2)
Capital expenditures	46,784	3,099	2	214		50,099

Three months ended June 30, 2002:
Revenues from external customers	$26,915	$16,860	$12,229	$--		$56,004
Intersegment revenues	4,501	23	25,784	112		30,420
Operating income	10,063	(1,718)	503	52		8,900
Depreciation, depletion and amortization expense	12,248	1,564	32	24		13,868
Interest expense(1)	4,473	637	--	211		5,321
Provision (benefit) for income taxes(1)	1,980	(945)	196	(123)		1,108
Assets	539,565	144,681	12,595	28,136	(2)	724,977	(2)
Capital expenditures	17,954	1,412	2	37		19,405

Six months ended June 30, 2003:
Revenues from external customers	$62,820	$78,049	$24,273	$--		$165,142
Intersegment revenues	20,405	95	73,544	224		94,268
Operating income	40,413	5,897	1,227	83		47,620
Depreciation, depletion and amortization expense	22,931	3,068	24	46		26,069
Interest expense(1)	6,272	2,073	2	511		8,858
Provision for income taxes(1)	12,462	1,410	466	386		14,724
Assets	583,429	150,176	17,709	37,465	(2)	788,779	(2)
Capital expenditures	75,232	4,940	2	294		80,468

Six months ended June 30, 2002:
Revenues from external customers	$50,479	$65,252	$21,931	$--		$137,662
Intersegment revenues	9,357	88	42,705	224		52,374
Operating income	17,393	6,945	1,284	117		25,739
Depreciation, depletion and amortization expense	24,528	3,129	34	47		27,738
Interest expense(1)	8,726	1,541	--	439		10,706
Provision (benefit) for income taxes(1)	3,054	2,022	503	(267)		5,312
Assets	539,565	144,681	12,595	28,136	(2)	724,977	(2)
Capital expenditures	37,835	2,760	2	177		40,774

(1)   Interest expense and the provision (benefit) for income taxes by segment are an allocation of corporate amounts as debt and income tax expense (benefit) are incurred at the corporate level.

(2)   Other assets include the Company's equity investment in the operations of the NOARK Pipeline System, Limited Partnership, corporate assets not allocated to segments, and assets for non-reportable segments.

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

	For the six months ended
	June 30,
	2003	2002
	(in thousands)

Interest payments	$8,038	$10,973
Income tax payments	$--	$--

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

 (10)      CONTINGENCIES AND COMMITMENTS

        The Company and the other general partner of NOARK have severally guaranteed the principal and interest payments on NOARK's 7.15% Notes due 2018. At June 30, 2003 and December 31, 2002, the principal outstanding for these notes was $70.0 million and $71.0 million, respectively. The Company's share of the several guarantee is 60%. The notes were issued in June 1998 and require semi-annual principal payments of $1.0 million. Under the several guarantee, the Company is required to fund its share of NOARK's debt service which is not funded by operations of the pipeline. As a result of the integration of NOARK Pipeline with the Ozark Gas Transmission System, management of the Company believes that it will realize its investment in NOARK over the life of the system. Therefore, no provision for any loss has been made in the accompanying financial statements. Additionally, the Company's gas distribution subsidiary has transportation contracts for firm capacity of 66.9 MMcfd on NOARK's integrated pipeline system. These contracts expire in 2003, and are renewable year-to-year thereafter until terminated by 180 days' notice.

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

 (11)           ASSET RETIREMENT OBLIGATIONS

        Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143) was adopted by the Company on January 1, 2003. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and amends FASB Statement No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies."  SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. Associated with the adoption of the standard, the Company increased current and long-term liabilities by $1.2 million and $5.5 million, respectively, net property and equipment by $5.3 million, net deferred tax assets by $0.5 million, and recorded an expense of $0.9 million constituting the cumulative effect of adoption.  As of June 30, 2003, the Company had $0.7 million of current liabilities and $6.4 million of long-term liabilities associated with its asset retirement obligations.  The new standard had no material impact on income before the cumulative effect of adoption in the second quarter of 2003, nor would it have had a material impact in the second quarter of 2002 assuming an adoption of this accounting standard on a proforma basis.

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

	For the three months		For the six months
	ended June 30,		ended June 30,
	2003	2002	2003	2002
		(in thousands, except per share)

Net income, as reported	$9,526	$1,770	$23,168	$8,485
Add back: Amortization of restricted stock	435	312	869	625
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(716)	(566)	(1,431)	(1,133)

Pro forma net income	$9,245	$1,516	$22,606	$7,977

Earnings per share:
Basic-as reported	$0.27	$0.07	$0.73	$0.34
Basic-pro forma	0.26	0.06	0.72	0.32
Diluted-as reported	0.26	0.07	0.71	0.33
Diluted-pro forma	0.26	0.06	0.69	0.31

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for all periods presented: no dividend yield; expected volatility of 45.6%; risk-free interest rate of 3.4%; and expected lives of 6 years for all option grants. There were no options granted in the first six months of 2003. The fair value of the options granted in the first six months of 2002 was $0.2 million.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following updates information as to the Company's financial condition provided in our 2002 Annual Report on Form 10-K, and analyzes the changes in the results of operations between the three- and six- month periods ended June 30, 2003, and the comparable periods of 2002. For definitions of commonly used gas and oil terms as used in this Form 10-Q, please refer to the "Glossary of Certain Industry Terms" provided in our 2002 Annual Report on Form 10-K.

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

        We reported net income of $9.5 million, or $0.26 per share on a fully diluted basis, on revenues of $66.5 million for the three months ended June 30, 2003, compared to net income of $1.8 million, or $0.07 per share, on revenues of $56.0 million for the same period in 2002. Net income for the six months ended June 30, 2003 was $23.2 million, or $0.71 per share on a diluted basis, on revenues of $165.1 million, compared to net income of $8.5 million, or $0.33 per share, on revenues of $137.7 million for the same period in 2002. The increase in revenues and earnings primarily resulted from higher natural gas prices experienced by our exploration and production segment, partially offset by a decrease in production volumes.

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

	For the three months		For the six months
	ended June 30,		ended June 30,
	2003	2002	2003	2002

Revenues (in thousands)	$43,489	$31,416	$83,225	$59,836
Operating income (in thousands)	$21,476	$10,063	$40,413	$17,393

Gas production (MMcf)	9,259	9,128	17,360	18,359
Oil production (MBbls)	139	195	264	378
Total production (MMcfe)	10,093	10,298	18,944	20,627

Average gas price per Mcf	$4.28	$2.96	$4.22	$2.86
Average oil price per Bbl	$27.40	$22.62	$27.54	$20.10
Average unit costs per Mcfe
Lease operating expenses	$0.36	$0.42	$0.39	$0.43
General & administrative expenses	0.40	0.28	0.42	0.28
Taxes other than income taxes	0.23	0.18	0.25	0.16
Full cost pool amortization	1.17	1.16	1.17	1.16

Revenues, Operating Income and Production

        Revenues. Revenues for our exploration and production segment were up 38% and 39% for the three- and six- month periods ended June 30, 2003, respectively, both as compared to the same periods in 2002. The increases were primarily due to higher gas and oil prices received for our production.

        Operating Income. Operating income for the exploration and production segment was up $11.4 million for the three months ended June 30, 2003, and up $23.0 million for the first six months of 2003, both as compared to the same periods in 2002.  The increases in operating income resulted from the increases in revenues.

        Production. Gas and oil production during the second quarter of 2003 was 10.1 billion cubic feet (Bcf) equivalent, compared to 10.3 Bcf equivalent in the second quarter of 2002. Gas and oil production was 18.9 Bcf equivalent for the first six months of 2003, compared to 20.6 Bcf equivalent for the first six months of 2002. The comparative decreases in production resulted from declines experienced in our South Louisiana properties beginning in the last half of 2002, combined with the loss of production resulting from the November 2002 sale of our Mid-Continent properties, partially offset by increased production from the Overton Field in East Texas. Gas production was 9.3 Bcf for the second quarter of 2003 compared to 9.1 Bcf for the second quarter of 2002. Gas production was 17.4 Bcf for the first six months of 2003 compared to 18.4 Bcf for the same period of 2002. We sold 3.5 Bcf to our gas distribution systems during the six months ended June 30, 2003, compared to 3.2 Bcf for the same period in 2002. Our oil production was 139 thousand barrels (MBbls) during the second quarter of 2003 and 264 MBbls for the first six months of 2003, down from 195 MBbls and 378 MBbls for the same periods of 2002, respectively.

Commodity Prices

        We received an average price of $4.28 per thousand cubic feet (Mcf) for our gas production for the three months ended June 30, 2003, up from $2.96 per Mcf for the same period of 2002. For the first six months of 2003, we received an average gas price of $4.22 compared to $2.86 for the same period of 2002.  We hedged 15.2 Bcf of gas production in the first six months of 2003 through fixed-price swaps and zero-cost collars which had the effect of decreasing our average gas price realized during the period by $1.51 per Mcf. On a comparative basis, the average price realized during the first six months of 2002 included the effect of hedges that increased our average price by $0.04 per Mcf.

        For the remainder of 2003, we have 9.0 Bcf of gas production hedged with collars having an average NYMEX floor price of $3.30 per Mcf and an average NYMEX ceiling price of $5.07 per Mcf. We also have 6.1 Bcf of gas production for the remainder of 2003 hedged with fixed-price swaps at an average NYMEX price of $3.42 per Mcf.  For 2004, we have 29.2 Bcf hedged under zero-cost collars and fixed-price swaps. See Part I, Item 3 of this Form 10-Q for additional information regarding the Company's commodity price risk hedging activities.

        We received an average price of $27.54 per barrel for our oil production during the six months ended June 30, 2003, up from $20.10 per barrel for the same period of 2002. The average price we received for our oil production in the first half of 2003 and 2002 was reduced by $2.80 per barrel and $1.96 per barrel, respectively, due to the effects of fixed-price swaps. For the remainder of 2003, we have a hedge on 180,000 barrels at an average NYMEX price of $26.73 per barrel.

 Operating Costs and Expenses

        Lease operating expenses per Mcfe for this business segment were $0.36 for the second quarter of 2003, compared to $0.42 for the same period in 2002. Lease operating expenses per unit have decreased in 2003 as a larger portion of our production is being provided from the Overton Field which has lower operating costs. Taxes other than income taxes per Mcfe were $0.23 for the second quarter of 2003, compared to $0.18 for the same period in 2002. Severance taxes per Mcfe increased during the quarter due to higher average prices received for our production. General and administrative expenses per Mcfe were $0.40 and $0.42 for the second quarter and first six months of 2003, respectively, compared to $0.28 for the same two comparable periods of 2002. The increase in general and administrative expenses in 2003 was due primarily to increased pension costs and the accrual of incentive compensation costs.

        The Company utilizes the full cost method of accounting for costs related to its natural gas and oil properties. Under this method, all such costs (productive and nonproductive) are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the units-of-production method. These capitalized costs are subject to a ceiling test, however, which limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved gas and oil reserves discounted at 10 percent plus the lower of cost or market value of unproved properties. Any costs in excess of this ceiling are written off as a non-cash expense. The expense may not be reversed in future periods, even though higher gas and oil prices may subsequently increase the ceiling. Our full cost ceiling is evaluated at the end of each quarter. At June 30, 2003, our unamortized costs of gas and oil properties did not exceed this ceiling amount. A decline in gas and oil prices from current levels, or other factors, without other mitigating circumstances, could cause a future write-down of capitalized costs and a non-cash charge against future earnings.

 Natural Gas Distribution

        The operating results of our gas distribution segment are highly seasonal. This segment typically realizes operating income during the winter heating season in the first and fourth quarters and operating losses in the second and third quarters of the year.  The extent and duration of heating weather also impacts the profitability of this segment, although there is a weather normalization clause in our rates intended to lessen the impact of revenue increases and decreases which might result from weather variations during the winter heating season. The gas distribution segment's profitability is also dependent upon the timing and amount of regulatory rate increases that are filed with and approved by the Arkansas Public Service Commission (APSC). For periods subsequent to allowed rate increases, our profitability is impacted by our ability to manage and control this segment's operating costs and expenses.

	For the three months		For the six months
	ended June 30,		ended June 30,
	2003	2002	2003	2002

Revenues (in thousands)	$20,637	$16,883	$78,144	$65,340
Gas purchases (in thousands)	11,467	8,300	49,634	37,918
Operating costs and expenses (in thousands)	11,278	10,301	22,613	20,477
Operating income (loss) (in thousands)	(2,108)	(1,718)	5,897	6,945

Deliveries (Bcf)
Sales and end-use transportation	3.8	3.9	14.5	14.0
Off-system transportation	0.1	0.7	0.1	0.7

Average number of customers	138,671	136,488	139,611	137,280
Average sales rate per Mcf	$9.74	$7.66	$7.34	$6.32
Heating weather - degree days	279	228	2,554	2,277
- percent of normal	90%	74%	104%	92%

Revenues and Operating Income

        Revenues.  Gas distribution revenues fluctuate due to the pass-through of gas supply cost changes and the effects of weather. Because of the corresponding changes in purchased gas costs, the revenue effect of the pass-through of gas cost changes has not materially affected net income. Revenues for the three- and six-month periods ended June 30, 2003 increased 22% and 20%, respectively, from the comparable periods of 2002 due primarily to increases in the cost of gas supplies that were caused by higher gas prices.

        Operating Income.  Operating income of our gas distribution segment decreased $0.4 million in the second quarter of 2003 and decreased $1.0 million in the first six months of 2003, as compared to the same periods of 2002. The decreases were primarily due to increased operating costs and expenses.  Weather during the first half of 2003 was 4% colder than normal and 12% colder than the same period of 2002. The weather normalization clause in the utility's rates is intended to lessen the impacts of revenue increases and decreases that might result from weather variations during the winter heating season.

        We filed an application with the APSC on November 8, 2002, for a rate increase of $11.0 million annually. On July 17, 2003 the Company's gas distribution subsidiary, Arkansas Western Gas Company (AWG), executed a Joint Stipulation and Settlement Agreement (Settlement Agreement) with the Staff of the APSC and various other consumer groups that would resolve all outstanding issues relating to AWG's rate increase request.  Under the terms of the Settlement Agreement, AWG would receive a rate increase of $4.2 million  annually, exclusive of costs to be recovered through its purchase gas adjustment clause.  AWG would also be entitled to recover certain additional costs totaling $2.9 million through its purchase gas adjustment clause over a two-year period.   The difference between the $11.0 million rate adjustment requested by AWG and the rate adjustment contained in the Settlement Agreement primarily results from a reduction in AWG's requested return on equity and a change in AWG's assumed capital structure.  In the rate increase request that was filed with the APSC, AWG assumed an allowed return on equity of 12.9% and a capital structure of 48% debt and 52% equity.  The Settlement Agreement provides for an allowed return on equity of 9.9% and an assumed capital structure of 52% debt and 48% equity.  The 9.9% equity return is in line with the equity return approved in recent settlements that have been approved for the other two Arkansas local gas distribution companies.

        The proposed Settlement Agreement is subject to the approval of the APSC.  A scheduled hearing was held at the APSC on July 22nd and 23rd to hear testimony of AWG, the Staff of the APSC and the various other intervening parties that support the Settlement Agreement as well as testimony of the Office of the Attorney General of the State of Arkansas who opposes the Settlement Agreement. The APSC has requested the various parties file post-hearing briefs addressing the proposed Stipulation and Settlement Agreement by August 8th and the effective date of any rate increase has been extended until the first of October.  AWG's last rate increase was approved in December 1996 for its Northwest region and in December 1997 for its Northeast region.

Deliveries and Rates

        The utility systems delivered 3.8 Bcf and 14.5 Bcf to sales and end-use transportation customers during the three- and six-month periods ended June 30, 2003, compared to 3.9 Bcf and 14.0 Bcf for the same periods in 2002. The increase in deliveries during the first half of 2003 was primarily due to the effects of colder weather. The increase in gas costs in the first half of 2003 was reflected in the utility segment's average rate for its sales which increased to $7.34 per Mcf, up from $6.32 per Mcf for the same period in 2002. Costs paid for purchases of natural gas are passed through to customers under automatic adjustment clauses. Our utility segment hedged 2.7 Bcf of gas purchases in the first six months of 2003 decreasing its total gas supply cost by $6.7 million.  In the first half of 2002, 3.3 Bcf of gas purchase hedges increased the total gas supply cost by $5.8 million. We currently have hedges in place on 1.7 Bcf of future gas supply purchases for the months of November 2003 through March 2004 at an average fixed cost of $5.91 per Mcf.

 Operating Costs and Expenses

        The changes in purchased gas costs for our gas distribution segment reflect volumes purchased, prices paid for supplies and the mix of purchases from intercompany versus third-party sources. Other operating costs and expenses for this segment during the second quarter and six months ended June 30, 2003 were higher than the comparable periods of the prior year due primarily to increased general and administrative expenses that primarily resulted from increased pension costs and the accrual of incentive compensation costs, and from increased transmission costs that resulted from higher fuel costs.

 Marketing, Transportation and Other

        Operating income from the marketing, transportation and other segment, which includes income from real property held by our subsidiary, A.W. Realty Company, was $0.6 million for the second quarter of 2003 and $1.3 million for the first six months of 2003, compared to $0.6 million and $1.4 million, respectively, for the same periods of 2002.

 Marketing

	For the three months		For the six months
	ended June 30,		ended June 30,
	2003	2002	2003	2002

Marketing revenues (in thousands)	$49,897	$38,013	$97,817	$64,636
Marketing operating income (in thousands)	536	503	1,227	1,284

Gas volumes marketed (Bcf)	10.2	12.4	18.7	24.6

        The increase in our gas marketing revenues for the three- and six-month periods ended June 30, 2003 relates to a significant increase in natural gas commodity prices from the prior year and was offset by a comparable increase in purchased gas costs. Operating income for this segment was $0.5 million and $1.2 million for the three- and six-month periods ended June 30 2003, compared to $0.5 million and $1.3 million, respectively, for the same periods in 2002. We marketed 10.2 Bcf of gas in the second quarter and 18.7 Bcf in the first six months of 2003, compared to 12.4 Bcf and 24.6 Bcf for the same periods in 2002. The decrease in volumes marketed primarily resulted from lower volumes marketed for third parties due to our continuing effort to reduce credit risk.

 Transportation

        Our share of the NOARK Pipeline System Limited Partnership (NOARK) pretax results of operations included in other income was a gain of $1.4 million for the first six months of 2003, compared to a loss of $0.4 million for the same period in 2002. The gain in the first half of 2003 resulted primarily from a gain of $1.3 million recognized by the Company on the sale of a 28-mile portion of NOARK's pipeline located in Oklahoma that had limited strategic value to the overall system. Sales proceeds to NOARK were $10.0 million and our share of the proceeds was $2.5 million.

 Interest Expense

        Interest expense decreased 26% for the second quarter of 2003 and 17% for the first six months of 2003, both as compared to the same periods in 2002, due to lower average borrowings, a lower average interest rate, and increased capitalized interest. Our average borrowings decreased as net proceeds of $103.2 million from the Company's equity offering in the first quarter of 2003 were initially used to pay down the Company's revolving credit facility.  The Company will reborrow the repaid amounts under the credit facility as necessary to fund the acceleration of the development of the Company's Overton Field in East Texas and for general corporate purposes. Interest is capitalized in the exploration and production segment on costs that are unevaluated and excluded from amortization.

 Income Taxes

        The effective tax rate for the six months ended June 30, 2003 was 38.0% compared to 38.5% for the same period in 2002. The changes in the provision for deferred income taxes recorded in the six months ended June 30, 2003, as compared to the same period in 2002, resulted primarily from the increase in the level of pre-tax income in 2003. Also impacting deferred taxes is the deduction of intangible drilling costs in the year incurred for tax purposes, netted against the turnaround of intangible drilling costs deducted for tax purposes in prior years. Intangible drilling costs are capitalized and amortized over future years for financial reporting purposes under the full cost method of accounting.

 Adoption of Accounting Principle

Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143) was adopted by the Company on January 1, 2003. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and amends FASB Statement No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies."  SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The effect of this standard on the Company's results of operations and financial condition at adoption was an increase in current and long-term liabilities of $1.2 million and $5.5 million, respectively; a net increase in property, plant and equipment of $5.3 million; a cumulative effect of adoption expense of $0.9 million and a deferred tax asset of $0.5 million. As of June 30, 2003, the Company has $0.7 million of current liabilities and $6.4 million of long-term liabilities associated with its asset retirement obligations. Subsequent to adoption, the Company does not expect this standard to have a material impact on the Company's financial position or its results of operations.

LIQUIDITY AND CAPITAL RESOURCES

        We depend on internally-generated funds and our revolving line of credit (discussed below under "Financing Requirements") as our primary sources of liquidity. We may borrow up to $125.0 million under our revolving credit facility from time to time. During the first quarter of 2003, we completed the sale of 9,487,500 shares of our common stock under a registration statement filed with the Securities and Exchange Commission in December 2002. Aggregate net proceeds from the equity offering of $103.2 million were used to repay borrowings under our credit facility. We intend to reborrow the repaid amounts as necessary to fund the acceleration of the development of our Overton Field in East Texas and for general corporate purposes. As of June 30, 2003, the Company's revolving credit facility had a balance of $22.8 million and was classified as long-term debt in the Company's balance sheet. We expect our capital expenditures (discussed below under "Capital Expenditures") for 2003 to be funded by the cash flow generated by our operations and the funds that may be available under our credit facility.

        Net cash provided by operating activities was $70.3 million in the first six months of 2003, compared to $42.3 million for the same period of 2002. The primary components of cash generated from operations are net income, depreciation, depletion and amortization, the provision for deferred income taxes and changes in operating assets and liabilities. Historically, our capital expenditures have predominantly been funded through cash provided by operations. For the first six months of 2003, cash provided by operating activities provided 87% of these requirements. For the same period of 2002, cash provided by operating activities exceeded these requirements.

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

 Capital Expenditures

Our capital expenditures for the first six months of 2003 were $80.5 million, compared to $40.8 million for the same period in 2002. Capital investments during calendar year 2003 are currently expected to be approximately $173.6 million compared to $92.1 million in 2002. Our 2003 capital investment program is expected to be funded through cash flow from operations and borrowings under our revolving credit facility. We may adjust our level of future capital investments dependent upon the level of cash flow generated from operations.

Off-Balance Sheet Arrangements

        We hold a 25% general partnership interest in NOARK and account for our investment under the equity method of accounting. We and the other general partner of NOARK have severally guaranteed the principal and interest payments on NOARK's 7.15% Notes due 2018. This debt financed a portion of the original cost to construct the NOARK Pipeline. Our share of the guarantee is 60%. At June 30, 2003, the outstanding principal amount of these notes was $70.0 million and our share of the guarantee was $42.0 million. The notes were issued in June 1998 and require semi-annual principal payments of $1.0 million. Under the several guarantee, we are required to fund our share of NOARK's debt service which is not funded by operations of the pipeline. We were not required to advance any funds to NOARK in the first half of 2003 and do not expect to advance any funds during the remainder of 2003.

        Our share of the results of operations included in other income related to our NOARK investment was a gain of $1.4 million for the first six months of 2003, compared to a loss of $0.4 million for the same period in 2002. The gain in the first half of 2003 resulted primarily from NOARK's sale of a 28-mile portion of its pipeline located in Oklahoma that had limited strategic value to the overall system. Sales proceeds to NOARK were $10.0 million and our share of the proceeds was $2.5 million. In addition to the gain recognized on the sale, the improvements experienced recently in operating results of NOARK result primarily from the ability to collect higher transportation rates on interruptible volumes. We believe that we will be able to continue to reduce the losses we have experienced on the NOARK project and expect our investment in NOARK to be realized over the life of the system.

Contractual Obligations and Contingent Liabilities and Commitments

We have various contractual obligations in the normal course of our operations and financing activities. Significant contractual obligations at June 30, 2003 are as follows:

Contractual Obligations

	Payments Due by Period
		Less than	1 to 3	3 to 5	More than
	Total	1 Year	Years	Years	5 Years
			(in thousands)

Long-term debt	$247,800	$--	$147,800	$--	$100,000
Operating leases(1)	6,340	1,149	2,218	1,045	1,928
Unconditional purchase obligations(2)	--	--	--	--	--
Demand charges(3)	20,829	6,056	6,599	3,439	4,735
Other obligations(4)	1,960	1,960	--	--	--
	$276,929	$9,165	$156,617	$4,484	$106,663

(1)   We lease certain office space and equipment under operating leases expiring through 2013.

(2)   Our utility segment has volumetric commitments for the purchase of gas under competitive bid packages and wellhead contracts. Volumetric purchase commitments at June 30, 2003 totaled 2.6 Bcf, comprised of 1.0 Bcf in less than one year, 0.9 Bcf in one to three years, 0.5 Bcf in three to five years and 0.2 Bcf in more than five years. Our volumetric purchase commitments are priced at regional gas indices set at the first of each future month. These costs are recoverable from the utility's end-use customers.

(3)   Our utility segment has commitments for $13.8 million of demand charges on firm gas purchase and firm transportation agreements. These costs are recoverable from the utility's end-use customers.  Our E&P segment has a commitment for $7.0 million of demand transportation charges.

(4)  Our significant other obligations include approximately $0.4 million of land leases, approximately $0.8 million for drilling rig commitments and approximately $0.8 million of various information technology support and data subscription agreements.

We refer you to "Financing Requirements" below for a discussion of the terms of our long-term debt.

Contingent Liabilities or Commitments

        We have the following commitments and contingencies that could create, increase or accelerate our liabilities. Substantially all of our employees are covered by defined benefit and postretirement benefit plans. Our return on the assets of these plans in 2002 was negative which, combined with other factors, has resulted in an increase in pension expense and our required funding of the plans for 2003. As a result of actuarial data, we expect to record pension expense of approximately $3.4 million in 2003, of which $1.7 million has been recorded in the first half of 2003.

        As discussed above in "Off-Balance Sheet Arrangements," we have guaranteed 60% of the principal and interest payments on NOARK's 7.15% Notes due 2018. At June 30, 2003 the principal outstanding for these notes was $70.0 million. The notes require semi-annual principal payments of $1.0 million.

Financing Requirements

        Our total debt outstanding was $247.8 million at June 30, 2003 and $342.4 million at December 31, 2002. In July 2001, we arranged an unsecured revolving credit facility with a group of banks to replace a short-term credit facility that was put in place in July 2000. The revolving credit facility has a current capacity of $125 million and expires in July 2004. The Company intends to renew or replace its revolving credit facility prior to the July 2004 expiration date. The interest rate on the current facility is 150 basis points over the current LIBOR. The credit facility contains covenants which impose certain restrictions on us. Under the credit agreement, we may not issue total debt in excess of 65% of our total capital, we must maintain a certain level of shareholders' equity, and we must maintain a ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) to interest expense of at least 4.00 or higher through December 31, 2003. These covenants change over the term of the credit facility and generally become more restrictive. Additionally, we are precluded from paying dividends on our common stock under the revolving credit agreement. At June 30, 2003, the Company's revolving credit facility had a balance of $22.8 million and was classified as long-term debt in the Company's balance sheet. We have also entered into interest rate swaps for calendar year 2003 that require us to pay a fixed interest rate of 3.8% (based upon current rates under the revolving credit facility) on $40.0 million of our outstanding revolving debt. As a result of the reduced level of current and anticipated borrowings under the revolving credit facility for the remainder of 2003, these interest rate swaps no longer qualify as cash flow hedges and therefore $0.2 million has been expensed in the accompanying financial statements.

        During the first six months of 2003, our total debt decreased by $94.6 million primarily due to the initial use of the net proceeds from the issuance of common stock to pay off the balance of our revolving debt. We intend to reborrow the repaid amounts as necessary to fund the acceleration of the development drilling of our Overton Field properties in East Texas and for general corporate purposes as these costs are incurred. Total debt at June 30, 2003, accounted for 45% of our total capitalization.

        At June 30, 2003, the NOARK partnership had outstanding debt totaling $70.0 million. We and the other general partner of NOARK have severally guaranteed the principal and interest payments on the NOARK debt. Our share of the several guarantee is 60%.

Working Capital

        We maintain access to funds that may be needed to meet seasonal requirements through our credit facility described above. We had negative working capital of $12.0 million at June 30, 2003, compared to positive working capital of $1.6 million at December 31, 2002. Current assets decreased by 14% in the first half of 2003 while current liabilities increased 4%. The decrease in current assets during the first six months of 2003 was due primarily to a $5.0 million decrease in current gas stored underground due to withdrawals to meet sales requirements, a $3.9 million decrease in accounts receivable caused by seasonal deliveries of our gas distribution segment, and a $3.1 million decrease in our current hedging asset recorded under the provisions of SFAS No. 133. Increases in current liabilities during the first six months of 2003 related to our hedging activities and asset retirement obligations recorded under the provisions of SFAS No. 143 were partially offset by a decrease in our regulatory liability and a reduction in over-recovered gas purchase costs. Over-recovered purchased gas costs for the Company's gas distribution segment were $2.0 million at June 30, 2003, compared to $5.7 million at December 31, 2002. Purchased gas costs are recovered from our utility customers in subsequent months through automatic cost of gas adjustment clauses included in the utility's filed rate tariffs. Changes in other current assets and current liabilities are primarily due to the timing of expenditures and receipts. At June 30, 2003, we had a current hedging liability of $30.0 million recorded as a result of the provisions of SFAS No. 133.

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

        The risk that we will be required to write-down the carrying value of our natural gas and oil properties increases when natural gas and oil prices are depressed or if there are substantial downward revisions in estimated proved reserves. Application of these rules during periods of relatively low natural gas or oil prices, even if temporary, increases the probability of a ceiling test write-down. Based on natural gas and oil prices in effect on June 30, 2003, the unamortized cost of our natural gas and oil properties did not exceed the ceiling of proved natural gas and oil reserves. Natural gas pricing has historically been unpredictable and any significant declines could result in a ceiling test write-down in subsequent quarterly or annual reporting periods.

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

        Statement of Financial Accounting Standards No. 141, "Business Combinations" (FAS 141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" ( FAS 142), were issued in June 2001 and became effective for us on July 1, 2001, and January 1, 2002, respectively.  We understand the majority of the oil and natural gas industry did not change its accounting and disclosures for mineral interest use rights (leasehold acquisition costs) upon the implementation of FAS 141 and 142.  However, an interpretation of FAS 141 and 142 is being deliberated by the Securities and Exchange Commission, Financial Accounting Standards Board and others as to whether mineral interest use rights in oil and natural gas properties are intangible assets.  Under this interpretation, mineral interest use rights for both undeveloped and developed leaseholds would be classified as an asset separate from oil and natural gas properties as intangible assets.  The classification as an intangible asset would not affect how these items are accounted for under the full cost method of accounting with respect to the calculation of depreciation, depletion and amortization or the calculation of the ceiling test of our oil and natural gas properties.  At June 30, 2003 we have undeveloped leasehold of approximately $8.3 million that would be classified as "intangible undeveloped leasehold."  We also have developed leasehold of approximately $7.2 million that would be classified as "intangible developed leasehold" if we applied the interpretation currently being deliberated.  The portion of developed leasehold that would be reclassified represents the costs of developed leaseholds acquired or transferred to the full cost pool subsequent to June 30, 2001, the effective date of FAS 141.

        Additionally, FAS 142 requires that certain disclosures be made for all intangible assets.  We have not made the disclosures set forth under FAS 142 related to the use rights of mineral interests.  We have continued to make the disclosures required by Statement of Financial Accounting Standards No. 69 "Disclosures about Oil and Gas Producing Activities" (FAS 69).

        We will continue to classify use rights of mineral interests in oil and gas properties until further guidance is provided that might result from the deliberations described above.

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

         For 2003, we expect our pension expense to be approximately $3.4 million using an assumed discount rate of 6.8% and an assumed expected return of 9.0%. Accordingly, pension expense of $1.7 million was recorded in the first half of 2003.

Gas in Underground Storage

        We record our gas stored in inventory that is owned by the exploration and production segment at the lower of weighted average cost or market. Gas expected to be cycled within the next 12 months is recorded in current assets with the remaining stored gas reflected as a long-term asset. The quantity and average cost of gas in storage was 8.5 Bcf at $3.06 at June 30, 2003 and 10.1 Bcf at $3.05 at December 31, 2002.

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

         -     the timing and extent of our success in discovering, developing, producing and estimating reserves;

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

         -     the availability of oil field personnel, services, drilling rigs and other equipment; and

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

Credit Risks

        Our financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables and derivative contracts associated with commodities trading. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas. No single customer accounts for greater than 10% of accounts receivable. See the discussion of credit risk associated with commodities trading below.

 Interest Rate Risk

        Revolving debt obligations are sensitive to changes in interest rates. Our policy is to manage interest rates through use of a combination of fixed and floating rate debt. Interest rate swaps may be used to adjust interest rate exposures when appropriate. We have entered into interest rate swaps for calendar year 2003 that require us to pay an average fixed interest rate of 3.8% (based upon current rates under the revolving credit facility) on $40.0 million of our outstanding revolving debt. Our revolving debt was $117.4 million at December 31, 2002, and had an average interest rate of 3.23%. At June 30, 2003, we had a balance of $22.8 million that was classified as long-term debt in the Company's balance sheet. As a result of the reduced level of current and anticipated borrowings under the revolving credit facility for the remainder of 2003, these interest rate swaps no longer qualify as cash flow hedges and therefore $0.2 million has been expensed in the accompanying financial statements.

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

        The following table provides information about our financial instruments that are sensitive to changes in commodity prices. The table presents the notional amount in Bcf (billion cubic feet) and MBbls (thousand barrels), the weighted average contract prices, and the total dollar contract amount by expected maturity dates. The "Carrying Amount" for the contract amounts is calculated as the contractual payments for the quantity of gas or oil to be exchanged under futures contracts and does not represent amounts recorded in our financial statements. The "Fair Value" represents values for the same contracts using comparable market prices at June 30, 2003. At June 30, 2003, the "Carrying Amount" exceeded the "Fair Value" of these financial instruments by $37.8 million.

	Expected Maturity Date
	2003			2004
	Carrying	Fair	Carrying		Fair
	Amount	Value	Amount		Value

Natural Gas Production and Marketing:
Swaps with a fixed price receipt
Contract volume (Bcf)	6.2		7.2
Weighted average price per Mcf	$3.46		$4.01
Contract amount (in millions)	$21.6	$8.5	$28.9		$20.4

Swaps with a fixed price payment
Contract volume (Bcf)	0.1		-
Weighted average price per Mcf	$6.02		-
Contract amount (in millions)	$0.2	$0.2	-		-

Price collar
Contract volume (Bcf)	9.0		22.0
Weighted average floor price per Mcf	$3.30		$3.82
Contract amount of floor (in millions)	$29.9	$28.1	$84.0		$83.9
Weighted average ceiling price per Mcf	$5.07		$6.26
Contract amount of ceiling (in millions)	$45.8	$40.7	$137.8		$129.4

Oil Production:
Swaps with a fixed price receipt
Contract volume (MBbls)	180		-
Weighted average price per Bbl	$26.73		-
Contract amount (in millions)	$4.8	$4.4	-		-

Natural Gas Purchases:
Swaps with a fixed price payment
Contract volume (Bcf)	0.6		1.1
Weighted average price per Mcf	$5.91		$5.91
Contract amount (in millions)	$3.4	$3.2	$6.7		$6.5

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

PART II
OTHER INFORMATION

 Items 1 - 3.

No developments required to be reported under Items 1 - 3 occurred during the quarter ended June 30, 2003.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 14, 2003, for the purpose of electing Directors of the Company for the ensuing year. Holders of 30,011,047 shares (87.5% of total outstanding shares) voted in total.

Holders of 28,755,520 shares voted for the election of directors and 1,255,527 shares voted as withheld. The Directors were elected with the number of shares voted as follows:

	Voted For	Withheld
Lewis E. Epley, Jr.	29,347,676	583,687
John Paul Hammerschmidt	29,528,895	402,468
Robert L. Howard	29,545,997	385,366
Harold M. Korell	29,706,568	782,583
Vello A. Kuuskraa	29,615,651	315,712
Kenneth R. Mourton	29,544,960	386,403
Charles E. Scharlau	29,383,904	547,459

Item 5.

No developments required to be reported under Item 5 occurred during the quarter ended June 30, 2003.

Item 6(a). Exhibits

(31.1)   Certification of CEO filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)   Certification of CFO filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)      Certification of CEO and CFO furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6(b). Reports on Form 8-K

	Item	Financial Statements
Date of Report	Number	Required to be Filed

July 17, 2003	5,7	No
June 6, 2003	7,9	No
May 14, 2003	7,9	No
April 29, 2003	7,9	No
April 28, 2003	7,9	No
April 25, 2003	7,9	No

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHWESTERN ENERGY COMPANY
Registrant

Date:	July 29, 2003	/s/ GREG D. KERLEY
Greg D. Kerley Executive Vice President and Chief Financial Officer