Form 10-Q
period 2004-03-31
SOUTHWESTERN ENERGY CO
filed 2004-04-29
CIK 7332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the quarterly period ended March 31, 2004

or

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
Yes: X	No:

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes: X	No:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at April 26, 2004
Common Stock, Par Value $0.10	36,077,888

PART I

FINANCIAL INFORMATION

1

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	March 31,
	2004	2003
	(in thousands, except share/per share amounts)
Operating Revenues:
Gas sales	$101,019	$77,707
Gas marketing	9,186	12,606
Oil sales	4,334	3,459
Gas transportation and other	5,251	4,883
	119,790	98,655
Operating Cost and Expenses:
Gas purchases - utility	31,532	27,048
Gas purchases - marketing	8,063	11,558
Operating expenses	9,712	9,046
General and administrative expenses	8,010	7,883
Depreciation, depletion and amortization	15,526	12,383
Taxes, other than income taxes	3,640	3,063
	76,483	70,981
Operating Income	43,307	27,674

Interest Expense:
Interest on long-term debt	4,421	4,927
Other interest charges	512	385
Interest capitalized	(548)	(365)
	4,385	4,947
Other Income (Expense)	321	1,422

Income Before Income Taxes, Minority Interest & Accounting Change	39,243	24,149
Minority Interest in Partnership	(399)	(765)

Income Before Income Taxes & Accounting Change	38,844	23,384
Provision for Income Taxes - Deferred	14,372	8,887

Income Before Accounting Change	24,472	14,497
Cumulative Effect of Adoption of Accounting Principle	-	(855)

Net Income	$24,472	$13,642

Basic Earnings Per Share:
Income Before Accounting Change	$0.69	$0.51
Cumulative Effect of Adoption of Accounting Principle	-	(0.03)
Net Income	$0.69	$0.48

Diluted Earnings Per Share:
Income Before Accounting Change	$0.67	$0.50
Cumulative Effect of Adoption of Accounting Principle	-	(0.03)
Net Income	$0.67	$0.47

Weighted Average Common Shares Outstanding:
Basic	35,549,453	28,138,469
Diluted	36,614,578	28,991,295

The accompanying notes are an integral part of the financial statements.

2

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	March 31,	December 31,
	2004	2003
	(in thousands)
Current Assets
Cash	$1,083	$1,277
Accounts receivable	53,668	58,543
Inventories, at average cost	20,824	31,418
Under-recovered purchased gas costs	224	1,107
Hedging asset - FAS No. 133	198	3,693
Other	4,376	4,272
Total current assets	80,373	100,310

Investments	14,032	13,840

Property, Plant and Equipment, at cost
Gas and oil properties, using the full cost method	1,259,034	1,201,917
Gas distribution systems	205,213	203,793
Gas in underground storage	28,722	33,256
Other	30,303	30,038
	1,523,272	1,469,004
Less: Accumulated depreciation, depletion and amortization	721,977	706,720
	801,295	762,284
Other Assets	15,302	14,276

Total Assets	$911,002	$890,710

The accompanying notes are an integral part of the financial statements.

3

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

LIABILITIES AND SHAREH0LDERS' EQUITY

March 31,	December 31,
2004	2003
(in thousands)
Current Liabilities
Accounts payable	$56,598	$54,186
Taxes payable	6,239	5,692
Interest payable	6,222	2,338
Customer deposits	5,255	5,277
Hedging liability - FAS No. 133	24,518	20,997
Regulatory liability - hedges	-	2,137
Other	2,489	4,441
Total current liabilities	101,321	95,068

Long-Term Debt	255,000	278,800

Other Liabilities
Deferred income taxes	157,499	147,295
Other	23,044	15,859
180,543	163,154

Commitments and Contingencies

Minority Interest in Partnership	12,525	12,127

Shareholders' Equity
Common stock, $0.10 par value; authorized 75,000,000 shares, issued 37,225,584 shares in 2004 and 2003	3,723	3,723
Additional paid-in capital	124,298	123,519
Retained earnings	271,357	246,885
Accumulated other comprehensive income (loss)	(19,517)	(12,520)

Less:	Common stock in treasury, at cost, 1,168,196 shares at March 31, 2004 and 1,307,995 shares at December 31, 2003	(13,196)	(14,571)
Unamortized cost of 419,585 restricted shares at March 31, 2004 and 421,617 restricted shares at December 31, 2003 issued under stock incentive plan	(5,052)	(5,475)
361,613	341,561

Total Liabilities and Shareholders' Equity	$911,002	$890,710

The accompanying notes are an integral part of the financial statements

4

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended
	March 31,
	2004	2003
	(in thousands)
Cash Flows From Operating Activities
Net income	$24,472	$13,642
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation, depletion and amortization	16,489	13,105
Deferred income taxes	14,372	8,887
Ineffectiveness of cash flow hedges	979	914
Equity in income of NOARK partnership	(192)	(1,482)
Minority interest in partnership	399	765
Cumulative effect of adoption of accounting principle	-	855
Change in assets and liabilities:
Accounts receivable	4,875	(10,523)
Under/over-recovered gas costs	884	(1,730)
Inventories	15,093	8,404
Accounts payable	(2,901)	2,187
Taxes payable	547	(1,099)
Interest payable	3,884	3,726
Other operating assets and liabilities	(2,161)	921
Net cash provided by operating activities	76,740	38,572

Cash Flows From Investing Activities
Capital expenditures	(50,551)	(30,369)
Distribution from NOARK partnership	-	2,500
Decrease in gas stored underground	-	4,391
Other items	(285)	749
Net cash used in investing activities	(50,836)	(22,729)

Cash Flows From Financing Activities
Issuance of common stock	-	103,301
Payments on revolving long-term debt	(151,800)	(147,500)
Borrowings under revolving long-term debt	128,000	30,100
Debt issuance cost	(1,428)	-
Change in bank drafts outstanding	(2,596)	(616)
Proceeds from exercise of common stock options	1,726	963
Net cash used in financing activities	(26,098)	(13,752)

Increase (decrease) in cash	(194)	2,091
Cash at beginning of year	1,277	1,690
Cash at end of period	$1,083	$3,781

The accompanying notes are an integral part of the financial statements

5

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

						Unamortized	Accumulated
			Additional			Restricted	Other
	Common Stock		Paid-In	Retained	Treasury	Stock	Comprehensive
	Shares	Amount	Capital	Earnings	Stock	Awards	Loss	Total

Balance at December 31, 2003	37,226	$3,723	$123,519	$246,885	$(14,571)	$(5,475)	$(12,520)	$341,561
Comprehensive income:
Net Income	-	-	-	24,472	-	-	-	24,472
Change in value of derivatives, net of tax	-	-	-	-	-	-	(6,997)	(6,997)
Total comprehensive income	-	-	-	-	-	-	-	17,475

Exercise of stock options	-	-	747	-	1,344	-	-	2,091
Issuance of restricted stock	-	-	32	-	31	(63)	-	-
Amortization of restricted stock	-	-	-	-	-	486	-	486

Balance at March 31, 2003	37,226	$3,723	$124,298	$271,357	$(13,196)	$(45,052)	$(19,517)	$361,613

RECONCILIATION OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	For the three months ended
	March 31,
	2004	2003
	(in thousands, net of tax)

Balance, beginning of period	$(12,520)	$(17,358)
Current period reclassification to earnings	2,695	11,888
Current period change in derivative instruments	(9,692)	(15,872)
Balance, end of period	$(19,517)	$(21,342)

The accompanying notes are an integral part of the financial statements

6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Southwestern Energy Company and Subsidiaries

March 31, 2004

(1)        BASIS OF PRESENTATION

    The financial statements included herein are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The Company's significant accounting policies are summarized in Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2003 (the "2003 Annual Report on Form 10-K").

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

(3)        GAS AND OIL PROPERTIES

    The Company follows the full cost method of accounting for the exploration, development and acquisition of gas and oil reserves. Under this method, all such costs (productive and nonproductive) including salaries, benefits and other internal costs directly attributable to these activities are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the units-of-production method. The Company excludes all costs of unevaluated properties from immediate amortization. The Company's unamortized costs of natural gas and oil properties are limited to the sum of the future net revenues attributable to proved natural gas and oil reserves discounted at 10 percent plus the lower of cost or market value of any unproved properties. If the Company's unamortized costs in natural gas and oil properties exceed this ceiling amount, it will record a ceiling test write-down to the extent of such excess. A ceiling test write-down is a non-cash charge to earnings. At March 31, 2004, the Company's net book value of natural gas and oil properties did not exceed the ceiling amount. Decreases in market prices from March 31, 2004 levels, as well as changes in production rates, levels of reserves, and the evaluation of costs excluded from amortization, could result in future ceiling test impairments.

    Statement of Financial Accounting Standards No. 141, "Business Combinations" (FAS 141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142), were issued in June 2001 and became effective for the Company on July 1, 2001, and January 1, 2002, respectively. The Company understands the majority of the oil and natural gas industry did not change its accounting and disclosures for mineral interest use rights (leasehold acquisition costs) upon the implementation of FAS 141 and 142. However, an interpretation of FAS

141 and 142 is being considered as to whether mineral interest use rights in gas and oil properties are intangible assets. Under this interpretation, mineral interest use rights for both undeveloped and developed leaseholds would be classified as intangible assets, separate from gas and oil properties. The classification as an intangible asset would not affect how these items are accounted for under the full cost method of accounting with respect to the calculation of depreciation, depletion and amortization or the calculation of the ceiling test of gas and oil properties. This interpretation would not affect our results of operations or cash flows. The Company had undeveloped leasehold of approximately $18.9 million and $16.9 million at March 31, 2004 and December 31, 2003, respectively, that would be classified as "intangible undeveloped leasehold" if this interpretation were applied. Southwestern also had developed leasehold of approximately $9.4 million and $9.3 million at March 31, 2004 and December 31, 2003, respectively, that would be classified as "intangible developed leasehold" if it applied the interpretation currently being considered. The portion of developed leasehold that would be reclassified represents the costs of developed leaseholds acquired or transferred to the full cost pool subsequent to June 30, 2001, the effective date of FAS 141. Additionally, FAS 142 requires that certain disclosures be made for all intangible assets. The Company has not made the disclosures set forth under FAS 142 related to the use rights of mineral interests.

    The Emerging Issues Task Force has added this issue to its agenda and the Financial Accounting Standards Board has recently issued proposed FSP FAS 141-a and 142-a. The proposed FSP would amend FAS 141 and FAS 142 to remove some inconsistencies between the standards related to the proper classification of assets related to mineral rights. Southwestern will continue to monitor this issue and classify the use rights of mineral interests in gas and oil properties until further guidance is provided.

(4)        EARNINGS PER SHARE

    Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during each period. The diluted earnings per share calculation adds to the weighted average number of common shares outstanding the incremental shares that would have been outstanding assuming the exercise of dilutive stock options and the vesting of unvested restricted shares of common stock. Options for 48,000 shares, with an average exercise price of $24.78 per share at March 31, 2004, and options for 851,234 shares, with an average exercise price of $14.15 per share at March 31, 2003, were not included in the calculation of diluted shares because they would have had an antidilutive effect. The remaining 2,348,911 options at March 31, 2004, with a weighted average exercise price of $10.43, and 1,763,834 options at March 31, 2003, with a weighted average exercise price of $8.25 were included in the calculation of diluted shares. Restricted stock shares included in the calculation of diluted shares were 171,638 and 498,664 at March 31, 2004 and 2003, respectively.

(5)        DEBT

    Debt balances as of March 31, 2004 and December 31, 2003 consisted of the following:

	March 31,	December 31,
	2004	2003
	(in thousands)
Senior notes:
6.70% Series due 2005	$125,000	$125,000
7.625% Series due 2027, putable at the holders' option in 2009	60,000	60,000
7.21% Series due 2017	40,000	40,000
	225,000	225,000
Other:
Variable rate (2.34% at March 31, 2004 and 2.67% at December 31, 2003) unsecured revolving credit arrangements	30,000	53,800
Total debt	$255,000	$278,800

    In January 2004, the Company arranged a new $300 million three-year unsecured revolving credit facility with a group of banks to replace its previous $125 million credit facility that was scheduled to expire in July 2004. The Company also has access to an additional $15 million of borrowing capacity under a separate three-year unsecured credit facility that was entered into at the same time. The interest rate on each of the credit facilities is calculated based upon our debt rating and is currently 125 basis points over the current London Interbank Offered Rate (LIBOR). The credit facilities contain covenants which impose certain restrictions on the Company. Under the credit agreements, the Company may not issue total debt in excess of 60% of its total capital, must maintain a certain level of shareholders' equity, and must maintain a ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) to interest expense of at least 3.5 or above. There are also restrictions on the ability of the Company's subsidiaries to incur debt. The Company was in compliance with its debt agreements at March 31, 2004.

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

    At March 31, 2004, the Company's net liability related to its cash flow hedges was $31.7 million. Additionally, at March 31, 2004, the Company had recorded a net of tax cumulative loss to other comprehensive income (equity section of the balance sheet) of $19.0 million. The amount recorded in other comprehensive income will be relieved over time and taken to the income statement as the physical transactions being hedged occur. Additional volatility in earnings and other comprehensive income may occur in the future as a result of the adoption of FAS 133.

(7)        SEGMENT INFORMATION

    The Company applies Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information." The Company's reportable business segments have been identified based on the differences in products or services provided. Revenues for the exploration and production segment are derived from the production and sale of natural gas and crude oil. Revenues for the gas distribution segment arise from the transportation and sale of natural gas at retail. The marketing segment generates revenue through the marketing of both Company and third-party produced gas volumes.

    Summarized financial information for the Company's reportable segments is shown in the following table. The accounting policies of the segments are the same as those described in Note 1 to the financial statements in the Company's 2003 Annual Report on Form 10-K. Management evaluates the performance of its segments based on operating income, defined as operating revenues less operating costs and expenses. Income before income taxes and the cumulative effect of adoption of accounting principle is the sum of operating income, interest expense, other income (expense) and minority interest in partnership. The "Other" column includes items not related to the Company's reportable segments including real estate, pipeline operations and corporate items.

	Exploration
	and	Gas
	Production	Distribution	Marketing	Other		Total
	(in thousands)
Three months ended March 31, 2004:
Revenues from external customers	$49,245	$61,203	$9,186	$156		$119,790
Intersegment revenues	9,826	56	52,074	112		62,068
Operating income	33,429	8,810	887	181		43,307
Depreciation, depletion and amortization expense	13,892	1,601	9	24		15,526
Interest expense(1)	2,906	1,172	63	244		4,385
Provision for income taxes(1)	11,152	2,869	305	46		14,372
Assets	697,470	159,341	17,531	36,660	(2)	911,002	(2)
Capital expenditures	56,583 (3)	1,939	--	115		58,637	(3)

Three months ended March 31, 2003:
Revenues from external customers	$28,609	$57,440	$12,606	$--		$98,655
Intersegment revenues	11,127	67	35,314	112		46,620
Operating income	18,937	8,005	691	41		27,674
Depreciation, depletion and amortization expense	10,814	1,534	12	23		12,383
Interest expense(1)	3,723	981	--	243		4,947
Provision for income taxes(1)	5,496	2,640	263	488		8,887
Assets	545,682	155,166	18,320	40,545	(2)	759,713	(2)
Capital expenditures	28,448	1,841	--	80		30,369

(1)	Interest expense and the provision for income taxes by segment are an allocation of corporate amounts as debt and income tax expense are incurred at the corporate level.
(2)	Other assets include the Company's equity investment in the operations of the NOARK Pipeline System, Limited Partnership, corporate assets not allocated to segments, and assets for non-reportable segments.
(3)	Exploration and Production capital expenditures include $8.1 million of accrued expenditures.

    Intersegment sales by the exploration and production segment and marketing segment to the gas distribution segment are priced in accordance with terms of existing contracts and current market conditions. Parent company assets include furniture and fixtures, debt issuance costs and prepaid and intangible pension related costs. Parent company general and administrative costs, depreciation expense and taxes other than income are allocated to segments. All of the Company's operations are located within the United States.

(8)        INTEREST AND INCOME TAXES PAID

    The following table provides interest and income taxes paid during each period presented. Interest payments in 2003 include amounts paid for the settlement of interest rate hedges.

	For the three months ended
	March 31,
	2004	2003
	(in thousands)

Interest payments	$379	$968
Income tax payments	$ --	$ --

 (9)       MINORITY INTEREST IN PARTNERSHIP

    In 2001, the Company's subsidiary, Southwestern Energy Production Company (SEPCO) formed a limited partnership, Overton Partners, L.P., with an investor to drill and complete 14 development wells in SEPCO's Overton Field located in Smith County, Texas. Because SEPCO is the sole general partner and owns a majority interest in the partnership, the operating and financial results are consolidated with the Company's exploration and production results and the investor's share of the partnership activity is reported as minority interest in the financial statements.

(10)      CONTINGENCIES AND COMMITMENTS

    The Company and the other general partner of NOARK have severally guaranteed the principal and interest payments on NOARK's 7.15% Notes due 2018. At March 31, 2004 and December 31, 2003, the principal outstanding for these notes was $69.0 million. The Company's share of the several guarantee is 60%. The notes were issued in June 1998 and require semi-annual principal payments of $1.0 million. Under the several guarantee, the Company is required to fund its share of NOARK's debt service which is not funded by operations of the pipeline. Additionally, the Company's gas distribution subsidiary has a transportation contract for firm capacity of 66.9 MMcfd on NOARK's integrated pipeline system. This contract expires in 2014.

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

(11)      ACCOUNTING FOR STOCK-BASED COMPENSATION

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

	For the three months ended
	March 31,
	2004	2003
	(in thousands, except per share)

Net income, as reported	$24,472	$13,642
Add back: Amortization of restricted stock	306	434
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(597)	(715)

Pro forma net income	$24,181	$13,361

Earnings per share:
Basic-as reported	$0.69	$0.48
Basic-pro forma	0.68	0.47
Diluted-as reported	0.67	0.47
Diluted-pro forma	0.66	0.46

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for all periods presented: no dividend yield; expected volatility of 47.1%; risk-free interest rate of 3.7%; and expected lives of 6 years for all option grants. There were 7,000 options granted in the first three months of 2004 and no options granted in the first three months of 2003.

(12)      PENSION PLAN AND OTHER POSTRETIREMENT BENEFITS

    The Company applies Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." Substantially all employees are covered by the Company's defined benefit pension and postretirement benefit plans. Net periodic pension and other postretirement benefit costs include the following components for the first quarters of 2004 and 2003:

	Pension Benefits		Postretirement Benefits
	2004	2003	2004	2003

Service cost	$601	$543	$43	$35
Interest cost	923	915	63	59
Expected return on plan assets	(1,136)	(902)	(10)	(9)
Amortization of prior service cost	111	111	--	--
Amortization of net (gain) loss	58	166	22	22
Amortization of transition obligation	--	--	25	22
Net periodic benefit cost	$557	$833	$143	$129

    We currently expect to contribute $1.9 million to our pension plan in 2004, which is down from our original estimate at the end of 2003 of $2.4 million. As of March 31, 2004, $0.2 million of contributions have been made.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following updates information as to the Company's financial condition provided in our 2003 Annual Report on Form 10-K, and analyzes the changes in the results of operations between the three-month period ended March 31, 2004, and the comparable period of 2003. For definitions of commonly used gas and oil terms as used in this Form 10-Q, please refer to the "Glossary of Certain Industry Terms" provided in our 2003 Annual Report on Form 10-K.

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

    We reported net income of $24.5 million, or $0.67 per share on a diluted basis, on revenues of $119.8 million for the three months ended March 31, 2004, compared to $13.6 million, or $0.47 per share, on revenues of $98.7 million for the same period in 2003. The increase in net income was primarily a result of increased production volumes and higher realized natural gas and oil prices in our Exploration and Production, or E&P segment. Operating income for our E&P segment was $33.4 million for the quarter ended March 31, 2004, up from $18.9 million for the same period in 2003. Operating income for our gas distribution segment was $8.8 million for the quarter ended March 31, 2004, compared to $8.0 million for the same period in 2003. The increase in operating income for our gas distribution segment resulted primarily from increased rates implemented in October 2003. Our cash flow from operating activities was $76.7 million for the three months ended March 31, 2004, compared to $38.6 million for the same period in 2003.

    In the first quarter of 2004, our gas and oil production continued to increase, reaching 11.4 Bcfe, up from 8.9 Bcfe in the first quarter of 2003 and 11.2 Bcfe in the fourth quarter of 2003. The increase in 2004 production primarily resulted from an increase in production from our Overton Field in East Texas due to the accelerated development of the field.

    Our capital investments totaled $58.6 million for the first quarter of 2004, up from $30.4 million in the first quarter of 2003. We invested $56.6 million in our E&P segment in the first three months of 2004, compared to $28.4 million for the same period in 2003. Capital investments currently planned for calendar year 2004 total $203.5 million, including $194.0 million for our E&P segment.

    Our business strategy is focused on providing long-term growth in the net asset value of our business. We prepare economic analyses for each of our drilling and acquisition opportunities and rank them based upon the expected present value created for each dollar invested, which we refer to as PVI. The present value of the future expected cash flows for each project is determined using a 10% discount rate. We target creating at least $1.30 of discounted pre-tax present value for each dollar we invest in our E&P business.  We are also focused on creating and capturing additional value beyond the wellhead through our natural gas distribution, marketing and transportation businesses.

RESULTS OF OPERATIONS

Exploration and Production
	For the three months
	ended March 31,
	2004	2003

Revenues (in thousands)	$59,071	$39,736
Operating income (in thousands)	$33,429	$18,937

Gas production (MMcf)	10,516	8,101
Oil production (MBbls)	152	125
Total production (MMcfe)	11,428	8,851

Average gas price per Mcf, including hedges	$4.92	$4.15
Average gas price per Mcf, excluding hedges	$5.34	$6.41
Average oil price per Bbl, including hedges	$28.43	$27.69
Average oil price per Bbl, excluding hedges	$33.88	$32.06

Average unit costs per Mcfe
Lease operating expenses	$0.38	$0.42
General & administrative expenses	$0.39	$0.44
Taxes, other than income taxes	$0.26	$0.27
Full cost pool amortization	$1.18	$1.18

Revenues, Operating Income and Production

    Revenues. Revenues for our E&P segment were up 49% to $59.1 million for the three-month period ended March 31, 2004, compared to $39.7 million for the same period in 2003. The increase was primarily due to increased production volumes and higher gas and oil prices realized for our production.

    Operating Income. Operating income for the E&P segment was up 77% to $33.4 million for the three months ended March 31, 2004, compared to $18.9 million for the same period in 2003. The increase in operating income resulted from the increase in revenues, partially offset by increased operating costs and expenses.

    Production. Gas and oil production during the first quarter of 2004 was 11.4 billion cubic feet (Bcf) equivalent, up 29% from 8.9 Bcf equivalent in the first quarter of 2003. The comparative increase in first quarter production in 2004 primarily resulted from an increase in production from the Overton Field in East Texas due to the accelerated development of the field. Gas production was 10.5 Bcf for the first quarter of 2004 compared to 8.1 Bcf for the first quarter of 2003. Intersegment sales to our gas distribution systems were 1.7 Bcf during the three months ended March 31, 2004, compared to 1.7 Bcf for the same period in 2003. Our oil production was 152 thousand barrels (MBbls) during the first quarter of 2004, up from 125 MBbls for the same period of 2003.

Commodity Prices

    The average price realized for our gas production, including the effect of hedges, was $4.92 per thousand cubic feet (Mcf) for the three months ended March 31, 2004, up from $4.15 per Mcf for the same period of 2003. The changes in the average price realized primarily reflect changes in average annual spot market prices and the effects of our price hedging activities. Our hedging activities lowered our average gas price realized during the first quarter of 2004 by $0.42 per Mcf, and by $2.26 per Mcf during the same period of 2003.  Additionally, we have historically received demand charges related to sales made to our utility segment, which has increased the average gas price realized.

    We periodically enter into hedging activities with respect to a portion of our projected natural gas and crude oil production through a variety of financial arrangements intended to support natural gas and oil prices at targeted levels and to minimize the impact of price fluctuations. Our policies prohibit speculation with derivatives and limit swap agreements to counterparties with appropriate credit standings. For the remainder of 2004, we have hedges in place for 25.1 Bcf of gas production and for 2005 we have 30.0 Bcf of our future gas production hedged. See Part I, Item 3 of this Form 10-Q for additional information regarding the Company's commodity price risk hedging activities.

    We realized an average price of $28.43 per barrel for our oil production, including the effect of hedges, during the three months ended March 31, 2004, up from $27.69 per barrel for the same period of 2003. The average price we received for our oil production in the first quarter of 2004 and 2003 was reduced by $5.45 per barrel and $4.37 per barrel, respectively, due to the effects of our hedging activities. For the remainder of 2004, we have hedged 315,000 barrels of our oil production at an average NYMEX price of $28.21 per barrel.

Operating Costs and Expenses

    Lease operating expenses per Mcfe for this business segment were $0.38 for the first quarter of 2004, compared to $0.42 for the same period in 2003. Lease operating expenses per unit decreased in 2004 as a larger portion of our production is being provided from the Overton Field which has lower per unit operating costs. Taxes other than income taxes per Mcfe were $0.26 for the first quarter of 2004, compared to $0.27 for the same period in 2003. Severance taxes per Mcfe decreased during the quarter primarily due to comparatively lower average market prices in effect for natural gas, as reflected in the average price received for our production excluding the effect of hedges. General and administrative expenses per Mcfe were $0.39 during the first quarter of 2004, down from $0.44 for the same period in 2003. The decrease in per unit general and administrative expenses in 2004 is primarily due to the increase in our production.

    We utilize the full cost method of accounting for costs related to our natural gas and oil properties. Under this method, all such costs (productive and nonproductive) are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the units-of-production method. These capitalized costs are subject to a ceiling test, however, which limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved gas and oil reserves discounted at 10 percent plus the lower of cost or market value of unproved properties. Any costs in excess of this ceiling are written off as a non-cash expense. The expense may not be reversed in future periods, even though higher gas and oil prices may subsequently increase the ceiling. Full cost companies must use the prices in effect at the end of each accounting quarter, including the impact of derivatives qualifying as hedges, to calculate the ceiling value of their reserves. At March 31, 2004, our unamortized costs of gas and oil properties did not exceed this ceiling amount. Our standardized measure at March 31, 2004 was calculated based upon quoted market prices of $5.42 per Mcf for gas and $35.76 per barrel for oil, adjusted for market differentials. A decline in gas and oil prices from the March 31, 2004 levels, or other factors, without other mitigating circumstances, could cause a future write-down of capitalized costs and a non-cash charge against future earnings.

Natural Gas Distribution
	For the three months ended
	March 31,
	2004	2003

Revenues (in thousands)	$61,259	$57,507
Gas purchases (in thousands)	$41,348	$38,167
Operating costs and expenses (in thousands)	$11,101	$11,335
Operating income (in thousands)	$8,810	$8,005

Deliveries (Bcf)
Sales and end-use transportation	9.8	10.7
Off-system transportation	1.0	--

Customers at quarter-end	143,347	140,688
Average sales rate per Mcf	$8.11	$6.77
Heating weather - degree days	2,061	2,275
Percent of normal	96%	106%

Revenues and Operating Income

    Revenues. Gas distribution revenues fluctuate due to the pass-through of gas supply cost changes and the effects of weather. Because of the corresponding changes in purchased gas costs, the revenue effect of the pass-through of gas cost changes has not materially affected net income. Revenues for the three-month period ended March 31, 2004 increased 7% from the comparable period of 2003 due primarily to increased cost of gas supplies caused by higher gas prices and to the effects of a $4.1 million annual rate increase implemented in October 2003.

    Operating Income. Operating income of our gas distribution segment increased $0.8 million in the first quarter of 2004, as compared to the same period of 2003. The increase was primarily due to the rate increase implemented in late 2003 combined with an increase in the number of customers served, partially offset by decreased volumes sold caused by warmer than normal weather. Weather during the first three months of 2004 was 4% warmer than normal and 10% warmer than the same period of 2003.

Deliveries and Rates

    The utility systems delivered 9.8 Bcf to sales and end-use transportation customers during the three-month period ended March 31, 2004, compared to 10.7 Bcf for the same period in 2003. The decrease in deliveries during the first three months of 2004 was primarily due to the effects of warmer weather and customer conservation brought about by high gas prices in recent years. Our utility's tariffs contain a weather normalization clause intended to lessen the impacts of revenue increases and decreases that might result from weather variations during the winter heating season. The increase in gas costs in the first three months of 2004 was reflected in the utility segment's average rate for its sales which increased to $8.11 per Mcf, up from $6.77 per Mcf for the same period in 2003. The fluctuations in the average sales rate reflect changes in the average cost of gas purchased for delivery to our customers, which are passed through to customers under automatic adjustment clauses. Our utility segment hedged 3.8 Bcf of gas purchases in the first three months of 2004 which had the effect of decreasing its total gas supply cost by $0.1 million. In the first three months of 2003, our utility hedged 2.7 Bcf of its gas supply which decreased its total gas supply cost by $7.5 million.

Operating Costs and Expenses

    The changes in purchased gas costs for our gas distribution segment reflect volumes purchased, prices paid for supplies and the mix of purchases from various gas supply contracts (base load, swing and no-notice). Other operating costs and expenses for this segment during the quarter ended March 31, 2004 were lower than the comparable periods of the prior year due primarily to decreased general and administrative expenses. The decrease in general and administrative expense primarily resulted from decreased pension costs.

Marketing and Transportation

Marketing

	For the three months ended
	March 31,
	2004	2003

Revenues (in thousands)	$61,260	$47,920
Operating income (in thousands)	$887	$691
Gas volumes marketed (Bcf)	12.3	8.5

    Our operating income from natural gas marketing was $0.9 million on revenues of $61.3 in the first quarter of 2004 compared to $0.7 million on revenues of $47.9 in the same period in 2003. The increase in revenues for the three-month period ended March 31, 2004, as compared to the same period in the prior year, was due to an increase in affiliated volumes marketed and an increase in natural gas commodity prices. These increases were largely offset by comparable increases in purchased gas costs. We marketed 10.1 Bcf of affiliated gas in the first quarter of 2004, representing 82% of total volumes marketed, compared to 5.7 Bcf, or 67% of total volumes marketed, for the same period in 2003. We enter into hedging activities from time to time with respect to our gas marketing activities to provide margin protection. We refer you to Item 3, "Quantitative and Qualitative Disclosure About Market Risk" in this Form 10-Q for additional information.

Transportation

    We recorded pre-tax income from operations related to our investment in the NOARK Pipeline System Limited Partnership (NOARK) of $0.2 million for the first three months of 2004, compared to pre-tax income of $1.5 million for the same period in 2003. These amounts are recorded in other income (expense) in our income statement. The pre-tax income in the first three months of 2003 included a gain of $1.3 million recognized by the Company on the sale of a 28-mile portion of NOARK's pipeline located in Oklahoma that had limited strategic value to the overall system. Sales proceeds to NOARK were $10.0 million and our share of the proceeds was $2.5 million.

Other Revenues

    Revenues and operating income for the first quarters of 2004 and 2003 include pre-tax gains of $3.0 million and $2.7 million, respectively, related to the sale of gas in storage inventory.

Interest Expense

    Interest costs, net of capitalization, decreased 11% in the first quarter of 2004, compared to the same period in 2003, due to lower average borrowings and increased capitalized interest. Our average borrowings decreased during the first quarter of 2003 as net proceeds of $103.1 million from the Company's equity offering were initially used to pay down our revolving credit facility.

We are reborrowing the repaid amounts under the credit facility as necessary to fund the acceleration of the development of the Company's Overton Field in East Texas and for general corporate purposes. Changes in capitalized interest are primarily due to the level of costs excluded from amortization in our E&P segment.

Income Taxes

    The effective tax rate for the three months ended March 31, 2004 was 37.0% compared to 38.0% for the same period in 2003. The changes in the provision for deferred income taxes recorded each period result primarily from the level of income before income taxes, adjusted for permanent differences.

Pension Expense

    We recorded pension expense of $0.6 million in the first quarter of 2004 compared to pension expense of $0.8 million for the same period in 2003. The amount of pension expense recorded by us is determined by actuarial calculations and is also impacted by the funded status of our plans. We currently expect to contribute $1.9 million to our pension plan in 2004, which is down from our original estimate at the end of 2003 of $2.4 million. As of March 31, 2004, $0.2 million of contributions have been made. For further information regarding our pension plans, we refer you to Note 12 of the financial statements in this Form 10-Q and "Critical Accounting Policies" below.

LIQUIDITY AND CAPITAL RESOURCES

    We depend on internally-generated funds and our unsecured revolving credit facilities (discussed below under "Financing Requirements") as our primary sources of liquidity. We may borrow up to $315.0 million under our revolving credit facilities from time to time. As of March 31, 2004, we had $30.0 million of indebtedness outstanding under our revolving credit facilities. During 2004 we expect to draw on a portion of the funds available under our credit facilities to fund our planned capital expenditures (discussed below under "Capital Expenditures") which are expected to exceed the net cash generated by our operations. In December 2002, we filed a shelf registration statement with the SEC pursuant to which we may from time to time, subject to market conditions, publicly offer equity, debt or other securities.

    Net cash provided by operating activities was $76.7 million in the first three months of 2004, compared to $38.6 million for the same period of 2003. The primary components of cash generated from operations are net income, depreciation, depletion and amortization, the provision for deferred income taxes and changes in operating assets and liabilities. Cash from operating activities increased in the first quarter of 2004, as compared to the first quarter of 2003, due primarily to increased net income and the related increase in deferred income taxes and changes in our operating assets and liabilities. For the first three months of 2004 and 2003, cash provided by operating activities provided over 100% of our cash requirements for capital expenditures.

    Our cash flow from operating activities is highly dependent upon market prices that we receive for our gas and oil production. The price received for our production is also influenced by our commodity hedging activities, as more fully discussed in Note 6 to the financial statements in this form 10-Q and Item 3, "Quantitative and Qualitative Disclosures About Market Risks." Natural gas and oil prices are subject to wide fluctuations. As a result, we are unable to forecast with certainty our future level of cash flow from operations. We adjust our discretionary uses of cash dependent upon cash flow available.

Capital Expenditures

    Our capital expenditures for the first three months of 2004 were $58.6 million, including $8.1 million of accrued expenditures, compared to $30.4 million for the same period in 2003. We currently expect our capital investments for calendar year 2004 to be approximately $203.5 million. Our 2004 capital investment program is expected to be funded through cash flow from operations and borrowings under our revolving credit facilities. We may adjust our level of future capital investments dependent upon the level of cash flow generated from operations.

Off-Balance Sheet Arrangements

    We hold a 25% general partnership interest in NOARK, which owns the Ozark Pipeline that is utilized to transport our gas production and the gas production of others, and account for our investment under the equity method of accounting. We and the other general partner of NOARK have severally guaranteed the principal and interest payments on NOARK's 7.15% Notes due 2018. This debt financed a portion of the original cost to construct the NOARK Pipeline. Our share of the guarantee is 60% and we are allocated 60% of the interest expense. At March 31, 2004, the outstanding principal amount of these notes was $69.0 million and our share of the guarantee was $41.4 million. The notes were issued in June 1998 and require semi-annual principal payments of $1.0 million. Under the several guarantee, we are required to fund our share of NOARK's debt service which is not funded by operations of the pipeline. We were not required to advance any funds to NOARK in the first three months of 2004 and do not expect to advance any funds during the remainder of 2004. We do not derive any liquidity, capital resources, market risk support or credit risk support from our investment in NOARK.

    Our share of the results of operations included in other (expense) income related to our NOARK investment was pre-tax income of $0.2 million for the first three month of 2004, compared to pre-tax income of $1.5 million for the same period in 2003. Our share of the pre-tax income in the first three months of 2003 included a gain of $1.3 million from NOARK's sale of a 28-mile portion of its pipeline located in Oklahoma that had limited strategic value to the overall system. Sales proceeds to NOARK were $10.0 million and our share of the proceeds was $2.5 million. We believe that we will be able to continue to improve the operating results of the NOARK project and expect our investment in NOARK to be realized over the life of the system.

Contractual Obligations and Contingent Liabilities and Commitments

    We have various contractual obligations in the normal course of our operations and financing activities. Significant contractual obligations at March 31, 2004 are as follows:

Contractual Obligations
	Payments Due by Period
		Less than	1 to 3	3 to 5	More than
	Total	1 Year	Years	Years	5 Years
	(in thousands)

Long-term debt	$255,000	$--	$155,000	$--	$100,000
Operating leases(1)	5,820	1,228	1,991	904	1,698
Unconditional purchase obligations(2)	--	--	--	--	--
Demand charges(3)	73,654	9,826	17,200	14,370	32,258
Other obligations(4)	4,802	4,647	155	--	--
	$339,276	$15,701	$174,346	$15,274	$133,956

(1)	We lease certain office space and equipment under non-cancelable operating leases expiring through 2013.

(2)	Our utility segment has volumetric commitments for the purchase of gas under non-cancelable competitive bid packages and non-cancelable wellhead contracts. Volumetric purchase commitments at March 31, 2004 totaled 1.7 Bcf, comprised of 0.9 Bcf in less than one year, 0.5 Bcf in one to three years, 0.2 Bcf in three to five years and 0.1 Bcf in more than five years. Our volumetric purchase commitments are priced primarily at regional gas indices set at the first of each future month. These costs are recoverable from the utility's end-use customers.

(3)	Our utility segment has commitments for approximately $67.6 million of demand charges on firm non-cancelable gas purchase and firm transportation agreements. These costs are recoverable from the utility's end-use customers. Our E&P segment has a commitment for approximately $6.1 million of demand transportation charges.

(4)	Our significant other contractual obligations include approximately $2.1 million for funding of benefit plans, approximately $0.4 million of land leases, approximately $1.0 million for drilling rig commitments and approximately $1.0 million of various information technology support and data subscription agreements.

    We refer you to "Financing Requirements" below for a discussion of the terms of our long-term debt.

Contingent Liabilities or Commitments

    We have the following commitments and contingencies that could create, increase or accelerate our liabilities. Substantially all of our employees are covered by defined benefit and postretirement benefit plans. As a result of actuarial data, we expect to record pension expense of approximately $2.2 million in 2004, of which $0.6 million has been recorded in the first three months of 2004. For further information regarding our pension plans, we refer you to Note 12 of the financial statements in this Form 10-Q and "Critical Accounting Policies" below.

    As discussed above in "Off-Balance Sheet Arrangements," we have guaranteed 60% of the principal and interest payments on NOARK's 7.15% Notes due 2018. At March 31, 2004 the principal outstanding for these notes was $69.0 million and our share of the guarantee was $41.4 million. The notes require semi-annual principal payments of $1.0 million.

    Our utility segment is in the process of finalizing a new firm transportation agreement which would result in an additional demand charge commitment totaling approximately $34 million over its ten-year term.

Financing Requirements

    Our total debt outstanding was $255.0 million at March 31, 2004 and $278.8 million at December 31, 2003. Of the total outstanding at March 31, 2004, $30.0 million was outstanding under our revolving credit facilities. In January 2004, the Company arranged a new $300 million three-year unsecured revolving credit facility with a group of banks to replace its previous $125 million credit facility that was scheduled to expire in July 2004. We also has access to an additional $15 million of borrowing capacity under a separate three-year unsecured credit facility that was entered into at the same time. The interest rate on each of the new facilities is calculated based upon our debt rating and is currently 125 basis points over the current London Interbank Offered Rate (LIBOR). Our publicly traded notes are rated BBB by Standard and Poor's and Ba2 by Moody's. Any downgrades in our public debt ratings could increase the cost of funds under our revolving credit facilities.

    Our revolving credit facilities contain covenants which impose certain restrictions on us. Under the credit agreements, we may not issue total debt in excess of 60% of our total capital, must maintain a certain level of shareholders' equity, and must maintain a ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) to interest expense of 3.5 or above. EBITDA is a measure required by our debt covenants and is defined as net income plus interest expense, income tax expense, and depreciation, depletion and amortization. Additionally, there are certain limitations on the amount of indebtedness that may be incurred by our subsidiaries. We were in compliance with the covenants of our debt agreements at March 31, 2004. Although we do not anticipate debt covenant violations, our ability to comply with our debt agreements is dependent upon the success of our exploration and development program and upon factors beyond our control, such as the market prices for natural gas and oil.

    At March 31, 2004 our capital structure consisted of 41% debt (excluding our several guarantee of NOARK's obligations), down from 45% debt at December 31, 2003, and our ratio of EBITDA to interest expense was 10.3. At March 31, 2004, the NOARK partnership had outstanding debt totaling $69.0 million. We and the other general partner of NOARK have severally guaranteed the principal and interest payments on the NOARK debt. Our share of the several guarantee is 60%.

    During the first quarter of 2003, our total debt decreased by $80.4 million primarily due to the initial use of the net proceeds from the issuance of common stock to pay off the balance of our revolving debt. We are reborrowing the repaid amounts as necessary to fund the acceleration of the development drilling of our Overton Field properties in East Texas and for general corporate purposes as these costs are incurred.

Working Capital

    We maintain access to funds that may be needed to meet seasonal requirements through our credit facilities described above. We had negative working capital of $20.9 million at March 31, 2004, compared to negative working capital of $5.2 million at December 31, 2003. Current assets decreased by 20% in the first three months of 2004 while current liabilities increased 7%. The decrease in current assets during the first three months of 2004 was due primarily to a $10.6 million decrease in current inventories that resulted from a $12.3 million decrease in current gas stored underground for gas sold during the first quarter. The change in current liabilities was primarily caused by an increase in our hedging liability and interest payable. Under-recovered purchased gas costs for the Company's gas distribution segment were $0.2 million at March 31, 2004, compared to $1.1 million at December 31, 2003. Purchased gas costs are recovered from our utility customers in subsequent months through automatic cost of gas adjustment clauses included in the utility's filed rate tariffs. Changes in other current assets and current liabilities are primarily due to the timing of expenditures and receipts. At March 31, 2004, we had a current hedging liability of $24.5 million recorded as a result of the provisions of FAS 133, compared to $21.0 million at December 31, 2003.

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

    The risk that we will be required to write-down the carrying value of our natural gas and oil properties increases when natural gas and oil prices are depressed or if there are substantial downward revisions in estimated proved reserves. Application of these rules during periods of relatively low natural gas or oil prices due to seasonality or other reasons, even if temporary, increases the probability of a ceiling test write-down. Based on natural gas and oil prices in effect on March 31, 2004, the unamortized cost of our natural gas and oil properties did not exceed the ceiling of proved natural gas and oil reserves. Natural gas pricing has historically been unpredictable and any significant declines could result in a ceiling test write-down in subsequent quarterly or annual reporting periods.

    Natural gas and oil reserves used in the full cost method of accounting cannot be measured exactly. Our estimate of natural gas and oil reserves requires extensive judgments of reservoir engineering data and is generally less precise than other estimates made in connection with financial disclosures. Assigning monetary values to such estimates does not reduce the subjectivity and changing nature of such reserve estimates. The uncertainties inherent in the disclosure are compounded by applying additional estimates of the rates and timing of production and the costs that will be incurred in developing and producing the reserves. We engage the services of an independent petroleum consulting firm to audit reserves as estimated by our reservoir engineers.

    Statement of Financial Accounting Standards No. 141, "Business Combinations" (FAS 141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142), were issued in June 2001 and became effective for the Company on July 1, 2001, and January 1, 2002, respectively. The Company understands the majority of the oil and natural gas industry did not change accounting and disclosures for mineral interest use rights (leasehold acquisition costs) upon the implementation of FAS 141 and 142. However, an interpretation of FAS 141 and 142 is being considered as to whether mineral interest use rights in gas and oil properties are intangible assets. Under this interpretation mineral interest use rights for both undeveloped and developed leaseholds would be classified as intangible assets, separate from gas and oil properties. The classification as an intangible asset would not affect how these items are accounted for under the full cost method of accounting with respect to the calculation of depreciation, depletion and amortization or the calculation of the ceiling test of gas and oil properties. This interpretation would not affect our results of operations or cash flows. At March 31, 2004 and December 31, 2003, the Company had undeveloped leasehold of approximately $18.9 million and $16.9 million, respectively, that would be classified as "intangible undeveloped leasehold" if this interpretation were applied. Southwestern also had developed leasehold of approximately $9.4 million and $9.3 million at March 31, 2004 and December 31, 2003, respectively, that would be classified as "intangible developed leasehold" if it applied the interpretation currently being considered. The portion of developed leasehold that would be reclassified represents the costs of developed leaseholds acquired or transferred to the full cost pool subsequent to June 30, 2001, the effective date of FAS 141. Additionally, FAS 142 requires that certain disclosures be made for all intangible assets. . The Company has not made the disclosures set forth under FAS 142 related to the use rights of mineral interests.

    The Emerging Issues Task Force has added this issue to its agenda and the Financial Accounting Standards Board has recently issued proposed FSP FAS 141-a and 142-a. The proposed FSP would amend FAS 141 and FAS 142 to remove some inconsistencies between the standards related to the proper classification of assets related to mineral rights. Southwestern will continue to monitor this issue and classify the use rights of mineral interests in gas and oil properties until further guidance is provided.

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

Regulated Utility Operations

    Our utility operations are subject to the rate regulation and accounting requirements of the Arkansas Public Service Commission (APSC). Allocations of costs and revenues to accounting periods for ratemaking and regulatory purposes may differ from those generally applied by non-regulated operations. Such allocations to meet regulatory accounting requirements are considered generally accepted accounting principles for regulated utilities provided that there is a demonstrated ability to recover any deferred costs in future rates.

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

Pension and Other Postretirement Benefits

    We record our prepaid or accrued benefit cost, as well as our periodic benefit cost, for our pension and other postretirement benefit plans using measurement assumptions that we consider reasonable at the time of calculation. Two of the assumptions that affect the amounts recorded are the discount rate, which estimates the rate at which benefits could be effectively settled, and the expected return on plan assets, which reflects the average rate of earnings expected on the funds invested. For 2003, the assumed discount rate was 6.75% for the periodic benefit cost and 6.25% for the benefit obligations. The assumed expected return was 9.0% for 2003.

    For 2004, we expect our pension expense to be approximately $2.2 million using an assumed discount rate of 6.25% and an assumed expected return of 9.0%. Pension expense of $0.6 million was recorded in the first quarter of 2004.

Gas in Underground Storage

    We record our gas stored in inventory that is owned by the E&P segment at the lower of weighted average cost or market. Gas expected to be cycled within the next 12 months is recorded in current assets with the remaining stored gas reflected as a long-term asset. The quantity and average cost of gas in storage was 7.9 Bcf at $2.98 at March 31, 2004 and 10.4 Bcf at $3.33 at December 31, 2003.

    The gas in inventory for the E&P segment is used primarily to supplement production in meeting the segment's contractual commitments including delivery to customers of our gas distribution business, especially during periods of colder weather. As a result, demand fees paid by the gas distribution segment to the E&P segment, which are passed through to the utility's customers, are a part of the realized price of the gas in storage. In determining the lower of cost or market for storage gas, we utilize the gas futures market in assessing the price we expect to be able to realize for our gas in inventory. Declines in the future market price of natural gas could result in a write down of our gas in storage carrying cost.

    See further discussion of our significant accounting policies in Note 1 to the financial statements in our 2003 Annual Report on Form 10-K.

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

  our future property acquisition or divestiture activities;

  the effects of weather and regulation on our gas distribution segment;

  increased competition;

  the impact of federal, state and local government regulation;

  the financial impact of accounting regulations;

  changing market conditions and prices (including regional basis differentials);

  the comparative cost of alternative fuels;

  the availability of oil field personnel, services, drilling rigs and other equipment; and

  any other factors listed in the reports we have filed and may file with the SEC.

      We caution you that these forward-looking statements are subject to all of the risks and uncertainties, many of which are beyond our control, incident to the exploration for and development, production and sale of natural gas and oil. These risks include, but are not limited to, commodity price volatility, third-party interruption of sales to market, inflation, lack of availability of goods and services, environmental risks, drilling and other operating risks, regulatory changes, the uncertainty inherent in estimating proved natural gas and oil reserves and in projecting future rates of production and timing of development expenditures and the other risks set forth in our 2003 Annual Report on Form 10-K which is incorporated by reference herein.

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

  Credit Risks

      Our financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables and derivative contracts associated with commodities trading. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas. No single customer accounts for greater than 5% of accounts receivable at March 31, 2004. See the discussion of credit risk associated with commodities trading below.

  Interest Rate Risk

      Revolving debt obligations are sensitive to changes in interest rates. Our policy is to manage interest rates through use of a combination of fixed and floating rate debt. Interest rate swaps may be used to adjust interest rate exposures when appropriate, although we do not have any interest rate swaps in effect currently.

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

      The following table provides information about our financial instruments that are sensitive to changes in commodity prices and that are used to hedge prices for our gas and oil production, gas purchases and marketing activities. The table presents the notional amount in Bcf (billion cubic feet) and MBbls (thousand barrels), the weighted average contract prices, and the fair value by expected maturity dates. At March 31, 2004, the fair value of these financial instruments was a $31.7 million liability.
	Expected Maturity Date
	2004	2005

Production and Marketing
Natural Gas
Swaps with a fixed price receipt
Contract Volume (Bcf)	5.4	11.0
Weighted average price per Mcf	$3.96	$4.87
Fair value (in millions)	($10.8)	($6.1)
Price collars
Contract volume (Bcf)	19.5	18.0
Weighted average floor price per Mcf	$3.92	$4.50
Fair value of floor (in millions)	$0.3	$3.3
Weighted average ceiling price per Mcf	$6.51	$6.94
Fair value of ceiling (in millions)	($10.8)	($5.9)
Swaps with a fixed price payment
Contract volume (Bcf)	0.2	-
Weighted average price per Mcf	$5.06	-
Fair value (in millions)	$0.2	-
Oil
Swaps with a fixed price receipt
Contract volume (MBbls)	0.3	0.2
Weighted average price per Bbl	$28.21	$30.05
Fair value (in millions)	($1.7)	($0.2)
Natural Gas Purchases
Swaps with a fixed price payment
Contract volume (Bcf)	-	-
Weighted average price per Mcf	-	-
Fair value (in millions)	-	-

      At March 31, 2004, the Company had outstanding fixed-price basis differential swaps on 3.0 Bcf of 2004 gas production that did not qualify for hedge accounting treatment. The fair value of these differential swaps was an asset of $0.04 million at March 31, 2004.

      At December 31, 2003, the Company had outstanding natural gas price swaps on total notional volumes of 8.0 Bcf at a weighted average price per Mcf of $4.21 in 2004 and 6.0 Bcf at a weighted average price per Mcf of $4.67 in 2005. Outstanding oil price swaps on 426 MBbls were in place that are yielding the Company an average price of $28.39 per barrel during 2004. At December 31, 2003, the Company also had outstanding natural gas price swaps on total notional gas purchase volumes of 3.8 Bcf in 2004 for which the Company paid an average fixed price of $5.34 per Mcf.

      At December 31, 2003, the Company had collars in place on 23.6 Bcf in 2004 and 1.0 Bcf in 2005 of gas production. The 23.6 Bcf in 2004 has a weighted average floor and ceiling price of $3.85 and $6.48 per Mcf, respectively. The 1.0 Bcf in 2005 has a weighted average floor and ceiling price of $4.50 and $8.00 per Mcf, respectively.

      Subsequent to March 31, 2004 and prior to April 26, 2004, we entered into additional derivative contracts to hedge gas production sales. Costless collar hedges on 1.0 Bcf of 2005 gas production sales have an average floor of $4.75 per Mcf and an average ceiling of $8.08 per Mcf.

  ITEM 4. CONTROLS AND PROCEDURES

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

  PART II

  OTHER INFORMATION

  Items 1 - 5.

  No developments required to be reported under Items 1 - 5 occurred during the quarter ended March 31, 2004.

  Item 6(a). Exhibits

(31.1)	Certification of CEO filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of CFO filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of CEO and CFO furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  Item 6(b). Reports on Form 8-K

	Item	Financial Statements
Date of Report	Number	Required to be Filed

April 20, 2004	9	No
March 25, 2004	9	No
March 9, 2004	9	No
March 3, 2004	9	No

  Signatures

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHWESTERN ENERGY COMPANY
Registrant

Date:	April 29, 2004	/s/ GREG D. KERLEY
Greg D. Kerley Executive Vice President and Chief Financial Officer