Form 10-Q
period 2004-06-30
SOUTHWESTERN ENERGY CO
filed 2004-07-29
CIK 7332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the quarterly period ended June 30, 2004

or

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
Yes: X	No:

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes: X	No:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at July 27, 2004
Common Stock, Par Value $0.10	36,167,339

PART I

FINANCIAL INFORMATION

1

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2004	2003	2004	2003
	(in thousands, except share/per share amounts)
Operating Revenues:
Gas sales	$73,838	$49,286	$174,857	$126,993
Gas marketing	15,674	11,667	24,860	24,273
Oil sales	4,008	3,821	8,342	7,280
Gas transportation and other	2,907	1,713	8,158	6,596
	96,427	66,487	216,217	165,142
Operating Costs and Expenses:
Gas purchases - utility	3,518	2,199	35,050	29,247
Gas purchases - marketing	14,572	10,850	22,635	22,408
Operating expenses	10,498	9,248	20,210	18,294
General and administrative expenses	8,264	7,663	16,274	15,546
Depreciation, depletion and amortization	17,091	13,686	32,617	26,069
Taxes, other than income taxes	4,238	2,895	7,878	5,958
	58,181	46,541	134,664	117,522
Operating Income	38,246	19,946	81,553	47,620

Interest Expense:
Interest on long-term debt	4,376	4,075	8,797	9,002
Other interest charges	316	337	828	722
Interest capitalized	(745)	(501)	(1,293)	(866)
	3,947	3,911	8,332	8,858
Other Income (Expense)	(868)	(63)	(547)	1,359

Income Before Income Taxes, Minority Interest & Accounting Change	33,431	15,972	72,674	40,121
Minority Interest in Partnership	(431)	(609)	(830)	(1,374)

Income Before Income Taxes & Accounting Change	33,000	15,363	71,844	38,747
Provision for Income Taxes - Deferred	12,210	5,837	26,582	14,724

Income Before Accounting Change	20,790	9,526	45,262	24,023
Cumulative Effect of Adoption of Accounting Principle	-	-	-	(855)

Net Income	$20,790	$9,526	$45,262	$23,168

Basic Earnings Per Share:
Income Before Accounting Change	$0.58	$0.27	$1.27	$0.76
Cumulative Effect of Adoption of Accounting Principle	-	-	-	(0.03)
Net Income	$0.58	$0.27	$1.27	$0.73

Diluted Earnings Per Share:
Income Before Accounting Change	$0.56	$0.26	$1.23	$0.74
Cumulative Effect of Adoption of Accounting Principle	-	-	-	(0.03)
Net Income	$0.56	$0.26	$1.23	$0.71

Weighted Average Common Shares Outstanding:
Basic	35,671,456	35,053,171	35,610,454	31,614,921
Diluted	36,825,281	36,087,726	36,719,929	32,558,360

The accompanying notes are an integral part of the financial statements.

2

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	June 30,	December 31,
	2004	2003
	(in thousands)
Current Assets
Cash	$1,086	$1,277
Accounts receivable	53,915	58,543
Inventories, at average cost	23,698	31,418
Under-recovered purchased gas costs	1,745	1,107
Hedging asset - SFAS No. 133	100	3,693
Deferred income tax assets	6,773	-
Other	4,053	4,272
Total current assets	91,370	100,310

Investments	13,295	13,840

Property, Plant and Equipment, at cost
Gas and oil properties, using the full cost method	1,325,351	1,201,917
Gas distribution systems	205,556	203,793
Gas in underground storage	32,254	33,256
Other	33,142	30,038
	1,596,303	1,469,004
Less: Accumulated depreciation, depletion and amortization	738,020	706,720
	858,283	762,284

Other Assets	15,490	14,276

Total Assets	$978,438	$890,710

The accompanying notes are an integral part of the financial statements.

3

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

June 30,	December 31,
2003	2002
(in thousands)
Current Liabilities
Accounts payable	$63,993	$54,186
Taxes payable	4,695	5,692
Interest payable	2,211	2,338
Customer deposits	5,304	5,277
Hedging liability - SFAS No. 133	28,646	20,997
Regulatory liability - hedges	-	2,137
Other	2,742	4,441
Total current liabilities	107,591	95,068

Long-Term Debt	278,000	278,800

Other Liabilities
Deferred income tax liabilities	173,397	147,295
Other	27,007	15,859
200,404	163,154

Commitments and Contingencies

Minority Interest in Partnership	12,483	12,127

Shareholders' Equity
Common stock, $.10 par value; authorized 75,000,000 shares, issued 37,225,584 shares	3,723	3,723
Additional paid-in capital	124,680	123,519
Retained earnings	292,147	246,885
Accumulated other comprehensive income (loss)	(24,201)	(12,520)
Less:	Common stock in treasury, at cost, 1,058,245 shares at June 30, 2004 and 1,307,995 shares at December 31, 2003	(11,789)	(14,571)
Unamortized cost of 418,125 restricted shares at June 30, 2004 and 421,617 restricted shares at December 31, 2003 issued under stock incentive plans	(4,600)	(5, 475)
379,960	341,561

Total Liabilities and Shareholders' Equity	$978,438	$890,710

The accompanying notes are an integral part of the financial statements.

4

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended
	June 30,
	2004	2003
	(in thousands)
Cash Flows From Operating Activities
Net income	$45,262	$23,168
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation, depletion and amortization	34,372	27,668
Deferred income taxes	26,582	14,724
Ineffectiveness of cash flow hedges	1,239	(556)
Gain on sale of property, plant & equipment	(1,534)	-
Equity in (income) loss of NOARK partnership	545	(1,444)
Minority interest in partnership	356	799
Cumulative effect of adoption of accounting principle	-	855
Change in operating assets and liabilities:
Accounts receivable	4,628	3,941
Inventories	5,957	4,898
Under-recovered purchased gas costs	(638)	(3,664)
Accounts payable	6,482	2,303
Taxes payable	(997)	(2,209)
Other operating assets and liabilities	(1,781)	(175)
Net cash provided by operating activities	120,473	70,308

Cash Flows From Investing Activities
Capital expenditures	(124,234)	(80,468)
Distribution from NOARK partnership	-	2,500
Proceeds from sale of other property, plant & equipment	1,906	-
Increase in gas stored underground	-	(1,705)
Other items	(74)	(479)
Net cash used in investing activities	(122,402)	(80,152)

Cash Flows From Financing Activities
Issuance of common stock	-	103,213
Payments on revolving long-term debt	(210,300)	(184,900)
Borrowings under revolving long-term debt	209,500	90,300
Debt issuance costs	(1,514)	-
Change in bank drafts outstanding	898	218
Proceeds from exercise of common stock options	3,154	1,292
Minority interest contributions	-	44
Net cash provided by financing activities	1,738	10,167

Increase (decrease) in cash	(191)	323
Cash at beginning of year	1,277	1,690
Cash at end of period	$1,086	$2,013

The accompanying notes are an integral part of the financial statements.

5

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

						Unamortized	Accumulated
			Additional			Restricted	Other
	Common Stock		Paid-In	Retained	Treasury	Stock	Comprehensive
	Shares	Amount	Capital	Earnings	Stock	Awards	Income (Loss)	Total
				(in thousands)
Balance at December 31, 2003	37,226	$3,723	$123,519	$246,885	($14,571)	($5,475)	($12,520)	$341,561
Comprehensive income:
Net Income	-	-	-	45,262	-	-	-	45,262
Change in value of derivatives	-	-	-	-	-	-	(11,681)	(11,681)
Total comprehensive income	-	-	-	-	-	-	-	33,581

Exercise of stock options	-	-	1,106	-	2,743	-	-	3,849
Issuance of restricted stock	-	-	55	-	39	(94)	-	-
Amortization of restricted stock	-	-	-	-	-	969	-	969

Balance at June 30, 2004	37,226	$3,723	$124,680	$292,147	($11,789)	($4,600)	($24,201)	$379,960

RECONCILIATION OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)

Balance, beginning of period	$(19,517)	$(21,342)	$(12,520)	$(17,358)
Current period reclassification to earnings	4,946	5,075	7,641	16,963
Current period change in derivative instruments	(9,630)	(10,032)	(19,322)	(25,904)
Balance, end of period	$(24,201)	$(26,299)	$(24,201)	$(26,299)

The accompanying notes are an integral part of the financial statements.

6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Southwestern Energy Company and Subsidiaries

June 30, 2004

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

(3)    GAS AND OIL PROPERTIES

    The Company follows the full cost method of accounting for the exploration, development and acquisition of gas and oil reserves. Under this method, all costs (productive and nonproductive) directly attributable to these activities, including salaries, benefits and other internal costs, are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the units-of-production method. The Company excludes all costs of unevaluated properties from immediate amortization. The Company's unamortized costs of natural gas and oil properties are limited to the sum of the future net revenues attributable to proved natural gas and oil reserves discounted at 10 percent plus the lower of cost or market value of any unproved properties. If the Company's unamortized costs in natural gas and oil properties exceed this ceiling amount, it will record a ceiling test write-down to the extent of such excess. A ceiling test write-down is a non-cash charge to earnings. At June 30, 2004, the Company's net book value of natural gas and oil properties did not exceed the ceiling amount. Decreases in market prices from June 30, 2004 levels, as well as changes in production rates, levels of reserves, and the evaluation of costs excluded from amortization, could result in future ceiling test impairments.

    Statement of Financial Accounting Standards No. 141, "Business Combinations" (FAS 141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142), were issued in June 2001 and became effective for the Company on July 1, 2001, and January 1, 2002, respectively. The Company understands the majority of the oil and natural gas industry did not change its accounting and disclosures for mineral interest use rights (leasehold acquisition costs) upon the implementation of FAS 141 and 142. However, an interpretation of FAS

141 and 142 is being considered as to whether mineral interest use rights in gas and oil properties are intangible assets. Under this interpretation, mineral interest use rights for both undeveloped and developed leaseholds would be classified as intangible assets, separate from gas and oil properties. The classification as an intangible asset would not affect how these items are accounted for under the full cost method of accounting with respect to the calculation of depreciation, depletion and amortization or the calculation of the ceiling test of gas and oil properties. This interpretation would not affect our results of operations or cash flows. The Company had undeveloped leasehold of approximately $19.7 million and $16.9 million at June 30, 2004 and December 31, 2003, respectively, that would be classified as "intangible undeveloped leasehold" if this interpretation were applied. Southwestern also had developed leasehold of approximately $10.4 million and $9.3 million at June 30, 2004 and December 31, 2003, respectively, that would be classified as "intangible developed leasehold" if it applied this interpretation. The portion of developed leasehold that would be reclassified represents the costs of developed leaseholds acquired or transferred to the full cost pool subsequent to June 30, 2001, the effective date of FAS 141. Additionally, FAS 142 requires that certain disclosures be made for all intangible assets. The Company has not made the disclosures set forth under FAS 142 related to the use rights of mineral interests.

    The Financial Accounting Standards Board (FASB) has issued a proposed FASB Staff Position (FSP 142-b) to address the application of FAS 141 to the oil and gas industry. If adopted as written, the proposed FSP would confirm the Company's historical treatment of these costs. Southwestern will continue to monitor this issue.

(4)    EARNINGS PER SHARE

    Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during each period. The diluted earnings per share calculation adds to the weighted average number of common shares outstanding the incremental shares that would have been outstanding assuming the exercise of dilutive stock options and the vesting of unvested restricted shares of common stock. Options for 2,287,333 shares at June 30, 2004, with a weighted average exercise price of $10.68, and options for 2,500,270 shares at June 30, 2003, with a weighted average exercise price of $10.10, were included in the calculation of diluted shares. Options for 70,984 shares, with an average exercise price of $17.19 per share at June 30, 2003, were not included in the calculation of diluted shares because they would have had an antidilutive effect. Restricted stock shares included in the calculation of diluted shares were 187,031 and 498,664 at June 30, 2004 and 2003, respectively.

(5) DEBT

Debt balances as of June 30, 2004 and December 31, 2003 consisted of the following:

	June 30,	December 31,
	2004	2003
	(in thousands)
Senior notes:
6.70% Series due 2005	$ 125,000	$ 125,000
7.625% Series due 2027, putable at the holders' option in 2009	60,000	60,000
7.21% Series due 2017	40,000	40,000
	225,000	225,000
Other:
Variable rate (2.27% at June 30, 2004 and 2.67% at December 31, 2003) unsecured revolving credit arrangements	53,000	53,800
Total debt	$ 278,000	$ 278,800

    In January 2004, the Company arranged a new $300 million three-year unsecured revolving credit facility with a group of banks to replace its previous $125 million credit facility that was scheduled to expire in July 2004. The Company also has access to an additional $15 million of borrowing capacity under a separate three-year unsecured credit facility that was entered into at the same time. The interest rate on each of the credit facilities is calculated based upon our debt rating and is currently 125 basis points over the current London Interbank Offered Rate (LIBOR). The credit facilities contain covenants which impose certain restrictions on the Company. Under the credit agreements, the Company may not issue total debt in excess of 60% of its total capital, must maintain a certain level of shareholders' equity, and must maintain a ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) to interest expense of at least 3.5 or above. There are also restrictions on the ability of the Company's subsidiaries to incur debt. The Company was in compliance with its debt agreements at June 30, 2004.

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

    At June 30, 2004, the Company's net liability related to its cash flow hedges was $39.4 million. Additionally, at June 30, 2004, the Company had recorded a net of tax cumulative loss to other comprehensive income (equity section of the balance sheet) of $23.7 million. The amount recorded in other comprehensive income will be relieved over time and taken to the income statement as the physical transactions being hedged occur. The amount estimated to be reclassified to earnings as a loss over the next 12 months is approximately $28.6 million.  The changes in accumulated other comprehensive loss related to derivatives were losses of $7.4 million ($4.7 million after tax) and

$8.0 million ($5.0 million after tax) for the three months ended June 30, 2004 and 2003, respectively, and $18.5 million ($11.7 million after tax) and $14.4 million ($8.9 million after tax) for the six months ended June 30, 2004 and 2003, respectively.  Additional volatility in earnings and other comprehensive income may occur in the future as a result of the adoption of FAS 133.

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

	Exploration
	And		Gas
	Production		Distribution	Marketing	Other		Total
	(in thousands)

Three months ended June 30, 2004:
Revenues from external customers	$56,389		$22,986	$15,674	$1,378		$96,427
Intersegment revenues	9,483		26	56,761	112		66,382
Operating income (loss)	37,452		(1,428)	811	1,411		38,246
Depreciation, depletion and amortization expense	15,444		1,616	9	22		17,091
Interest expense (1)	2,533		1,103	77	234		3,947
Provision (benefit) for income taxes (1)	12,761		(975)	272	152		12,210
Assets	753,866		154,648	25,905	37,246	(2)	971,665	(2)
Capital expenditures	66,428	(3)	1,241	1	532		68,202	(3)

Three months ended June 30, 2003:
Revenues from external customers	$34,211		$20,609	$11,667	$ --		$66,487
Intersegment revenues	9,278		28	38,230	112		47,648
Operating income (loss)	21,476		(2,108)	536	42		19,946
Depreciation, depletion and amortization expense	12,117		1,534	12	23		13,686
Interest expense (1)	2,549		1,092	2	268		3,911
Provision (benefit) for income taxes (1)	6,966		(1,230)	203	(102)		5,837
Assets	583,429		150,176	17,709	37,465	(2)	788,779	(2)
Capital expenditures	46,784		3,099	2	214		50,099

Six months ended June 30, 2004:
Revenues from external customers	$105,634		$84,189	$24,860	$1,534		$216,217
Intersegment revenues	19,309		82	108,835	224		128,450
Operating income	70,881		7,382	1,698	1,592		81,553
Depreciation, depletion and amortization expense	29,336		3,217	18	46		32,617
Interest expense (1)	5,439		2,275	140	478		8,332
Provision for income taxes (1)	23,913		1,884	577	208		26,582
Assets	753,866		154,648	25,905	37,246	(2)	971,665	(2)
Capital expenditures	123,011	(3)	3,180	1	647		126,839	(3)

Six months ended June 30, 2003:
Revenues from external customers	$62,820		$78,049	$24,273	$ --		$165,142
Intersegment revenues	20,405		95	73,544	224		94,268
Operating income	40,413		5,897	1,227	83		47,620
Depreciation, depletion and amortization expense	22,931		3,068	24	46		26,069
Interest expense (1)	6,272		2,073	2	511		8,858
Provision for income taxes (1)	12,462		1,410	466	386		14,724
Assets	583,429		150,176	17,709	37,465	(2)	788,779	(2)
Capital expenditures	75,232		4,940	2	294		80,468

(1)  Interest expense and the provision for income taxes by segment are an allocation of corporate amounts as debt and income tax expense are incurred at the corporate level.

(2)  Other assets include the Company's equity investment in the operations of the NOARK Pipeline System, Limited Partnership, corporate assets not allocated to segments, and assets for non-reportable segments.

(3)  Exploration and Production capital expenditures include ($5.5) million and $2.6 million for the three- and six-month periods ended June 30, 2004, respectively, relating to the effects of accrued expenditures.

    Intersegment sales by the exploration and production segment and marketing segment to the gas distribution segment are priced in accordance with terms of existing contracts and current market conditions. Parent company assets include furniture and fixtures, debt issuance costs and intangible pension related costs. Parent company general and administrative costs, depreciation expense and taxes other than income are allocated to segments. All of the Company's operations are located within the United States.

(8)    INTEREST AND INCOME TAXES PAID

    The following table provides interest and income taxes paid during each period presented. Interest payments in 2003 include amounts paid for the settlement of interest rate hedges.

	For the six months ended
	June 30,
	2004	2003
	(in thousands)

Interest payments	$8,695	$9,007
Income tax payments	$--	$--

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

(10)    CONTINGENCIES AND COMMITMENTS

    The Company and the other general partner of NOARK have severally guaranteed the principal and interest payments on NOARK's 7.15% Notes due 2018. At June 30, 2004 and December 31, 2003, the outstanding principal for these notes was $68.0 million and $69.0 million, respectively. The Company's share of the several guarantee is 60%. The notes were issued in June 1998 and require semi-annual principal payments of $1.0 million. Under the several guarantee, the Company is required to fund its share of NOARK's debt service to the extent not funded by operations of the pipeline. Additionally, the Company's gas distribution subsidiary has a transportation contract for firm capacity of 66.9 MMcfd on NOARK's integrated pipeline system under which approximately $1.0 million in costs have been incurred in 2004. This contract expires in 2014.

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

	For the three months ended		For the six months ended
	June 30,		June 30,
	2004	2003	2004	2003
	(in thousands, except per share)

Net Income, as reported	$ 20,790	$ 9,526	$ 45,262	$ 23,168
Add back: Amortization of restricted stock	304	435	610	869
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(595)	(716)	(1,192)	(1,431)
Pro forma net income	$ 20,499	$ 9,245	$ 44,680	$ 22,606

Earnings per share:
Basic-as reported	$ 0.58	$ 0.27	$ 1.27	$ 0.73
Basic-pro forma	0.57	0.26	1.25	0.72
Diluted-as reported	0.56	0.26	1.23	0.71
Diluted-pro forma	0.56	0.26	1.22	0.69

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for all periods presented: no dividend yield; expected volatility of 47.1%; risk-free interest rate of 3.7%; and expected lives of 6 years for all option grants. There were 7,000 options granted in the first six months of 2004 and no options granted in the first six months of 2003.

(12)    PENSION PLAN AND OTHER POSTRETIREMENT BENEFITS

    The Company applies Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." Substantially all employees are covered by the Company's defined benefit pension and postretirement benefit plans. Net periodic pension and other postretirement benefit costs include the following components for the three- and six-month periods ended June 30, 2004 and 2003:

	Pension Benefits
	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
	(in thousands)

Service cost	$ 601	$ 543	$ 1,202	$ 1,086
Interest cost	923	915	1,846	1,830
Expected return on plan assets	(1,136)	(902)	(2,272)	(1,804)
Amortization of prior service cost	111	111	222	222
Amortization of net loss	58	166	117	332
Net periodic benefit cost	$ 557	$ 833	$ 1,115	$ 1,666

	Postretirement Benefits
	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
	(in thousands)

Service cost	$ 44	$ 35	$ 87	$ 70
Interest cost	63	60	126	119
Expected return on plan assets	(11)	(9)	(21)	(18)
Amortization of net loss	29	22	51	44
Amortization of transition obligation	18	21	43	43
Net periodic benefit cost	$ 143	$ 129	$ 286	$ 258

    We currently expect to contribute $1.9 million to our pension plan in 2004, which is down from our original estimate at the end of 2003 of $2.4 million. As of June 30, 2004, $0.8 million of contributions have been made.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following updates information as to the Company's financial condition provided in our 2003 Annual Report on Form 10-K, and analyzes the changes in the results of operations between the three- and six-month periods ended June 30, 2004, and the comparable periods of 2003. For definitions of commonly used gas and oil terms as used in this Form 10-Q, please refer to the "Glossary of Certain Industry Terms" provided in our 2003 Annual Report on Form 10-K.

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

    Our business strategy is focused on providing long-term growth in the net asset value of our business. We prepare economic analyses for each of our drilling and acquisition opportunities and rank them based upon the expected present value created for each dollar invested, which we refer to as PVI. The present value of the future expected cash flows for each project is determined using a 10% discount rate. We target creating at least $1.30 of discounted pre-tax present value for each dollar we invest in our Exploration and Production, or E&P, business. We are also focused on creating and capturing additional value beyond the wellhead through our natural gas distribution, marketing and transportation businesses.

Quarter Ended June 30, 2004 Compared with Quarter Ended June 30, 2003

    We reported net income of $20.8 million, or $0.56 per share on a diluted basis, on revenues of $96.4 million for the three months ended June 30, 2004, compared to $9.5 million, or $0.26 per share, on revenues of $66.5 million for the same period in 2003. The increase in net income was primarily a result of increased production volumes and higher realized natural gas and oil prices in our E&P segment. Operating income for our E&P segment was $37.5 million for the quarter ended June 30, 2004, up from $21.5 million for the same period in 2003. Our gas distribution segment incurred an operating loss of $1.4 million for the three months ended June 30, 2004, compared to a loss of $2.1 million for the same period in 2003. The decrease in operating loss for our gas distribution segment resulted primarily from an increase in approved rates charged to customers that were implemented in October 2003.

    In the second quarter of 2004, our gas and oil production continued to increase, reaching 12.6 Bcfe, up from 10.1 Bcfe in the second quarter of 2003 and 11.4 Bcfe in the first quarter of 2004. The increase in 2004 production primarily resulted from an increase in production from our Overton Field in East Texas due to the accelerated development of the field and from increased production from our River Ridge discovery in New Mexico.

    Our capital investments totaled $68.2 million for the second quarter of 2004, up from $50.1 million in the second quarter of 2003. We invested $66.4 million in our E&P segment in the second quarter of 2004, compared to $46.8 million for the same period in 2003.

Six Months Ended June 30, 2004 Compared with Six Months Ended June 30, 2003

    Net income for the six months ended June 30, 2004 was $45.3 million, or $1.23 per share on a diluted basis, on revenues of $216.2 million, compared to net income of $23.2 million, or $0.71 per share, on revenues of $165.1 million for the same period in 2003. Operating income for our E&P segment was $70.9 million for the first six months of 2004, up from $40.4 million for the same period in 2003. The increases were due to increased production volumes and higher prices realized for our production. Operating income for our gas distribution segment was $7.4 million for the first six months of 2004, compared to $5.9 million for the same period in 2003. The increase in operating income for our gas distribution segment resulted primarily from increased rates implemented in October 2003. Our cash flow from operating activities was $120.5 million for the six months ended June 30, 2004, compared to $70.3 million for the same period in 2003. The increase in operating cash flow was primarily due to the improved operating results of our E&P segment.

    In the first six months of 2004, our gas and oil production increased to 24.0 Bcfe, up from 18.9 Bcfe in the same period of 2003. The increase in 2004 production primarily resulted from an increase in production from our Overton Field in East Texas due to the accelerated development of the field and from increased production in the Arkoma basin and from our River Ridge discovery in New Mexico.

    Our capital investments totaled $126.8 million for the first six months of 2004, up from $80.4 million in the first six months of 2003. We invested $123.0 million in our E&P segment in the first six months of 2004, compared to $75.2 million for the same period in 2003. Capital investments currently planned for calendar year 2004 total $254.0 million, including $244.5 million for our E&P segment. The expected capital investments for 2004 include $14.4 million that was incurred in July for the acquisition of additional working interests in our River Ridge discovery in New Mexico.

RESULTS OF OPERATIONS

Exploration and Production
	For the three months		For the six months
	ended June 30,		ended June 30,
	2004	2003	2004	2003

Revenues (in thousands)	$65,872	$43,489	$124,943	$83,225
Operating income (in thousands)	$37,452	$21,476	$70,881	$40,413

Gas production (MMcf)	11,781	9,259	22,296	17,360
Oil production (MBbls)	140	139	292	264
Total production (MMcfe)	12,621	10,093	24,048	18,944

Average gas price per Mcf, including hedges	$5.25	$4.28	$5.09	$4.22
Average gas price per Mcf, excluding hedges	$5.82	$5.14	$5.59	$5.73
Average oil price per Bbl, including hedges	$28.68	$27.40	$28.55	$27.54
Average oil price per Bbl, excluding hedges	$37.09	$28.80	$35.41	$30.34

Average unit costs per Mcfe
Lease operating expenses	$0.39	$0.36	$0.39	$0.39
General & administrative expenses	$0.35	$0.40	$0.37	$0.42
Taxes, other than income taxes	$0.28	$0.23	$0.27	$0.25
Full cost pool amortization	$1.18	$1.17	$1.18	$1.17

Revenues, Operating Income and Production

    Revenues. Revenues for our E&P segment were up 51% to $65.9 million for the three months ended June 30, 2004 and up 50% to $124.9 million for the six months ended June 30, 2004, as compared to the respective periods in 2003. The increases were primarily due to increased production volumes and higher gas and oil prices realized for our production.

    Operating Income. Operating income for the E&P segment was up 74% to $37.5 million for the second quarter of 2004 and up 75% to $70.9 million for the six months ended June 30, 2004, compared to $21.5 million and $40.4 million for the same respective periods in 2003. The increase in operating income resulted from the increase in revenues, partially offset by increased operating costs and expenses.

    Production. Gas and oil production during the second quarter of 2004 was 12.6 billion cubic feet (Bcf) equivalent, up 25% from 10.1 Bcf equivalent in the second quarter of 2003. Gas and oil production was 24.0 Bcf equivalent for the first six months of 2004, compared to 18.9 Bcf equivalent for the same period of 2003. The comparative increases in production primarily resulted from an increase in production from our Overton Field in East Texas due to the accelerated development of the field, and increased production in the Arkoma basin and from our River Ridge discovery in New Mexico. Gas production was 11.8 Bcf for the second quarter of 2004 up from 9.3 Bcf for the second quarter of 2003. Gas production was 22.3 Bcf for the first six months of 2004 compared to 17.4 Bcf for the same period of 2003. Intersegment sales to our gas distribution systems were 3.3 Bcf during the six months ended June 30, 2004, compared to 3.5 Bcf for the same period in 2003. Our oil production was 140 thousand barrels (MBbls) during the second quarter of 2004 and 292 MBbls for the first six months of 2004, up from 139 MBbls and 264 MBbls for the same periods of 2003, respectively.

Commodity Prices

    The average price realized for our gas production, including the effect of hedges, was $5.25 per thousand cubic feet (Mcf) for the three months ended June 30, 2004, up from $4.28 per Mcf for the same period of 2003. For the first six months of 2004, we received an average gas price of $5.09 compared to $4.22 for the same period of 2003. The changes in the average price realized primarily reflect changes in average annual spot market prices and the effects of our price hedging activities. Our hedging activities lowered our average gas price realized during the first six months of 2004 by $0.50 per Mcf, compared to $1.51 per Mcf during the same period of 2003. Additionally, we have historically received demand charges related to sales made to our utility segment, which have increased the average gas price realized.

    We periodically enter into hedging activities with respect to a portion of our projected natural gas and crude oil production through a variety of financial arrangements intended to support natural gas and oil prices at targeted levels and to minimize the impact of price fluctuations. Our policies prohibit speculation with derivatives and limit swap agreements to counterparties with appropriate credit standings. For the remainder of 2004, we have hedges in place for 16.5 Bcf of gas production and for 2005 we have 30.0 Bcf of our future gas production hedged. See Part I, Item 3 of this Form 10-Q for additional information regarding the Company's commodity price risk hedging activities.

    We realized an average price of $28.55 per barrel for our oil production, including the effect of hedges, during the six months ended June 30, 2004, up from $27.54 per barrel for the same period of 2003. The average price we received for our oil production in the first half of 2004 and 2003 was reduced by $6.86 per barrel and $2.80 per barrel, respectively, due to the effects of our hedging activities. For the remainder of 2004, we have hedged 207,000 barrels of our oil production at an average NYMEX price of $28.05 per barrel.

Operating Costs and Expenses

    Lease operating expenses per Mcfe for our E&P segment were $0.39 for both the second quarter of 2004 and the first six months of 2004, compared to $0.36 and $0.39 for the same respective periods in 2003. Taxes other than income taxes per Mcfe were $0.28 and $0.27 for the second quarter and first six months of 2004, respectively, compared to $0.23 and $0.25 for the same periods in 2003. The increases in severance taxes per Mcfe in 2004 are primarily due to comparatively higher average market prices in effect for natural gas and crude oil, as reflected in the average price received for our production excluding the effect of hedges. General and administrative expenses per Mcfe were $0.35 and $0.37 during the second quarter and for the first six months of 2004, down from $0.40 and $0.42 for the same periods in 2003. The decreases in per unit general and administrative expenses in 2004 are primarily due to the increase in our production volumes.

    We utilize the full cost method of accounting for costs related to our natural gas and oil properties. Under this method, all such costs (productive and nonproductive) are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the units-of-production method. The Company excludes all costs of unevaluated properties from immediate amortization. These capitalized costs are subject to a ceiling test, however, which limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved gas and oil reserves discounted at 10 percent plus the lower of cost or market value of unproved properties. Any costs in excess of this ceiling are written off as a non-cash expense. The expense may not be reversed in future periods, even though higher gas and oil prices may subsequently increase the ceiling. Full cost companies must use the prices in effect at the end of each accounting quarter, including the impact of derivatives qualifying as hedges, to calculate the ceiling value of their reserves. At June 30, 2004, our unamortized costs of gas and oil properties did not exceed this ceiling amount. Our standardized measure at June 30, 2004 was calculated based upon quoted market prices of $5.76 per Mcf for gas and $37.05 per barrel for oil, adjusted for market differentials. A decline in gas and oil prices from the June 30, 2004 levels, or other factors, without other mitigating circumstances, could cause a future write-down of capitalized costs and a non-cash charge against future earnings.

Natural Gas Distribution
	For the three months		For the six months
	ended June 30,		ended June 30,
	2004	2003	2004	2003

Revenues (in thousands)	$23,012	$20,637	$84,271	$78,144
Gas purchases (in thousands)	$12,994	$11,467	$54,342	$49,634
Operating costs and expenses (in thousands)	$11,446	$11,278	$22,547	$22,613
Operating income (loss) (in thousands)	($1,428)	($2,108)	$7,382	$5,897

Deliveries (Bcf)
Sales and end-use transportation	3.9	3.8	13.7	14.5
Off-system transportation	-	0.1	1.0	0.1

Customers at period-end	140,227	137,690	140,227	137,690
Average sales rate per Mcf	$11.06	$9.74	$8.73	$7.34
Heating weather - degree days	261	279	2,322	2,554
Percent of normal	84%	90%	95%	104%

Revenues and Operating Income

    Revenues. Gas distribution revenues fluctuate due to the pass-through of gas supply cost changes and the effects of weather. Because of the corresponding changes in purchased gas costs, the revenue effect of the pass-through of gas cost changes has not materially affected net income. Revenues for the three- and six-month periods ended June 30, 2004 increased 12% and 8%, respectively, from the comparable periods of 2003 due primarily to increased cost of gas supplies caused by higher gas prices and to the effects of a $4.1 million annual rate increase implemented in October 2003.

    Operating Income. The seasonal operating loss for our gas distribution segment decreased $0.7 million in the second quarter of 2004 and operating income increased $1.5 million in the first six months of 2004, as compared to the same periods of 2003. The changes in operating income were primarily due to the rate increase implemented in late 2003, combined with an increase in the number of customers served, partially offset by decreased volumes sold due to warmer than normal weather. Weather during the first half of 2004 was 5% warmer than normal and 9% warmer than the same period in 2003.

Deliveries and Rates

    The utility systems delivered 3.9 Bcf and 13.7 Bcf to sales and end-use transportation customers during the three- and six-month periods ended June 30, 2004, compared to 3.8 Bcf and 14.5 Bcf for the same periods in 2003. The decrease in deliveries during the first half of 2004 was primarily due to the effects of warmer weather and customer conservation brought about by high gas prices. Our utility's tariffs contain a weather normalization clause intended to lessen the impacts of revenue increases and decreases that might result from weather variations during the winter heating season. The increase in gas costs in the first half of 2004 was reflected in the utility segment's average rate for its sales which increased to $8.73 per Mcf, up from $7.34 per Mcf for the same period in 2003. The fluctuations in the average sales rate reflect changes in the average cost of gas purchased for delivery to our customers, which are passed through to customers under automatic adjustment clauses. Our utility segment hedged 3.8 Bcf of gas purchases in the first six months of 2004 which had the effect of decreasing its total gas supply cost by $0.1 million. In the first half of 2003, our utility hedged 2.7 Bcf of its gas supply which decreased its total gas supply cost by $7.5 million.

Operating Costs and Expenses

    The changes in purchased gas costs for our gas distribution segment reflect volumes purchased, prices paid for supplies and the mix of purchases from various gas supply contracts (base load, swing and no-notice). Other operating costs and expenses for this segment during the second quarter were higher than the comparable period of the prior year due primarily to higher general and administrative expenses. The increase in general and administrative expense primarily resulted from increased payroll.

Marketing and Transportation

Marketing

	For the three months ended		For the six months ended
	June 30,		June 30,
	2004	2003	2004	2003

Revenues (in thousands)	$72,435	$49,897	$133,695	$97,817
Operating income (in thousands)	$811	$536	$1,698	$1,227
Gas volumes marketed (Bcf)	13.1	10.2	25.4	18.7

    Our operating income from natural gas marketing was $0.8 million on revenues of $72.4 million in the second quarter of 2004, and $1.7 million on revenues of $133.7 million for the first six months of 2004, compared to $0.5 million on revenues of $49.9 million and $1.2 million on revenues of $97.8 million in the same respective periods of 2003. The increase in revenues for the three- and six-month periods ended June 30, 2004, as compared to the same periods in the prior year, was primarily due to an increase in affiliated volumes marketed. These increases were largely offset by comparable increases in purchased gas costs. We marketed 10.1 Bcf of affiliated gas in the second quarter of 2004, representing 77% of total volumes marketed, compared to 7.5 Bcf, or 74% of total volumes marketed, for the same period in 2003. Affiliated gas marketed for the first six months of 2004 was 20.2 Bcf compared to 13.2 Bcf for the same period in 2003. We enter into hedging activities from time to time with respect to our gas marketing activities to provide margin protection. We refer you to Item 3, "Qualitative and Quantitative Disclosure about Market Risks" in this Form 10-Q for additional information.

Transportation

    We recorded a pre-tax loss from operations related to our investment in the NOARK Pipeline System Limited Partnership (NOARK) of $0.7 million for the second quarter of 2004 and $0.5 million for the first six months of 2004, compared to a pre-tax loss of $0.1 million for the second quarter of 2003 and pre-tax income of $1.4 million for first six months of 2003. These amounts were recorded in other income (expense) in our income statement. The pre-tax loss in the second quarter of 2004 included adjustments to previous allocations of income and expense by the pipeline's operator. The pre-tax income in the first six months of 2003 included a gain of $1.3 million recognized by the Company on the sale of a 28-mile portion of NOARK's pipeline located in Oklahoma that had limited strategic value to the overall system. Sales proceeds to NOARK were $10.0 million and our share of the proceeds was $2.5 million.

Other Revenues

    Revenues and operating income for the first six months of 2004 and 2003 include pre-tax gains of $3.0 million and $2.7 million, respectively, related to the sale of gas in storage inventory. Additionally, the second quarter of 2004 included a gain of $1.5 million related to the sale of undeveloped real estate.

Interest Expense

    Interest costs, net of capitalization, increased 1% in the second quarter of 2004 and decreased 6% for the first six months of 2004, compared to the same periods in 2003. During the second quarter of 2004, higher interest costs that resulted from increased average borrowings were offset by an increase in capitalized interest. Interest costs decreased for the six months ended June 30, 2004, as compared to the same period in 2003, primarily due to lower average borrowings and increased capitalized interest. Our average borrowings decreased during the second quarter of 2003 as net proceeds of $103.1 million from the Company's equity offering were initially used to pay down our revolving credit facility. We are reborrowing the repaid amounts under the credit facility as necessary to fund the acceleration of the development of the Company's Overton Field in East Texas and for general corporate purposes. Changes in capitalized interest are primarily due to the level of costs excluded from amortization in our E&P segment.

Income Taxes

    Our effective tax rate for the six months ended June 30, 2004 was 37.0% compared to 38.0% for the same period in 2003. The changes in the provision for deferred income taxes recorded each period result primarily from the level of income before income taxes, adjusted for permanent differences.

Pension Expense

    We recorded pension expense of $0.6 million in the second quarter of 2004 and $1.1 million for the first six months of 2004 compared to pension expense of $0.8 million and $1.7 million, respectively, for the same periods in 2003. The amount of pension expense recorded by us is determined by actuarial calculations and is also impacted by the funded status of our plans. We currently expect to contribute $1.9 million to our pension plan in 2004, which is down from our original estimate at the end of 2003 of $2.4 million. As of June 30, 2004, $0.8 million of contributions have been made. For further information regarding our pension plans, we refer you to Note 12 of the financial statements in this Form 10-Q and "Critical Accounting Policies" below.

LIQUIDITY AND CAPITAL RESOURCES

    We depend on internally-generated funds and our unsecured revolving credit facilities (discussed below under "Financing Requirements") as our primary sources of liquidity. We may borrow up to $315.0 million under our revolving credit facilities from time to time. As of June 30, 2004, we had $53.0 million of indebtedness outstanding under our revolving credit facilities. During 2004 we expect to draw on a portion of the funds available under our credit facilities to fund our planned capital expenditures (discussed below under "Capital Expenditures"). In December 2002, we filed a shelf registration statement with the SEC pursuant to which we may from time to time, subject to market conditions, publicly offer equity, debt or other securities.

    Net cash provided by operating activities was $120.5 million in the first six months of 2004, compared to $70.3 million for the same period of 2003. The primary components of cash provided from operations are net income adjusted for depreciation, depletion and amortization, the provision for deferred income taxes and changes in operating assets and liabilities. For the first six months of 2004, cash provided by operating activities provided 95% of our requirements for capital expenditures. For the same period of 2003, cash provided by operating activities supplied 87% these requirements.

    Our cash flow from operating activities is highly dependent upon market prices that we receive for our gas and oil production. The price received for our production is also influenced by our commodity hedging activities, as more fully discussed in Note 6 to the financial statements included in this Form 10-Q and Item 3, "Quantitative and Qualitative Disclosures about Market Risks." Natural gas and oil prices are subject to wide fluctuations. As a result, we are unable to forecast with certainty our future level of cash flow from operations. We adjust our discretionary uses of cash dependent upon cash flow available.

Capital Expenditures

    Our capital expenditures for the first six months of 2004 were $126.8 million, including $2.6 million of accrued expenditures, compared to $80.5 million for the same period in 2003. We currently expect our capital investments for calendar year 2004 to be approximately $254.0 million including $244.5 million of capital investments in our E&P segment. Our planned capital investments for 2004 include approximately $14.4 million that was incurred in July for the acquisition of additional working interests in our River Ridge discovery in New Mexico. Our 2004 capital investment program is expected to be funded through cash flow from operations and, as necessary, borrowings under our revolving credit facilities. We may adjust our level of future capital investments dependent upon the level of cash flow generated from operations.

Off-Balance Sheet Arrangements

    We hold a 25% general partnership interest in NOARK, which owns the Ozark Pipeline that is utilized to transport our gas production and the gas production of others, and account for our investment under the equity method of accounting. We and the other general partner of NOARK have severally guaranteed the principal and interest payments on NOARK's 7.15% Notes due 2018. This debt financed a portion of the original cost to construct the NOARK Pipeline. Our share of the guarantee is 60% and we are allocated 60% of the interest expense. At June 30, 2004, the outstanding principal amount of these notes was $68.0 million and our share of the guarantee was $40.8 million. The notes were issued in June 1998 and require semi-annual principal payments of $1.0 million. Under the several guarantee, we are required to fund our share of NOARK's debt service which is not funded by operations of the pipeline. We were not required to advance any funds to NOARK in the first half of 2004 and do not expect to advance any funds during the remainder of 2004. We do not derive any liquidity, capital resources, market risk support or credit risk support from our investment in NOARK.

    Our share of the results of operations included in other income (expense) related to our NOARK investment was a pre-tax loss of $0.7 million for the second quarter of 2004 and $0.5 million for the first six months of 2004, compared to a pre-tax loss of $0.1 million for the second quarter of 2003 and and pre-tax income of $1.4 million for the first six months of 2003. The pre-tax loss in the second quarter of 2004 included adjustments to previous allocations of income and expense by the pipeline's operator. Our share of the pre-tax income in the first half of 2003 included a gain of $1.3 million from NOARK's sale of a 28-mile portion of its pipeline located in Oklahoma that had limited strategic value to the overall system. Sales proceeds to NOARK were $10.0 million and our share of the proceeds was $2.5 million. We believe that we will be able to continue to improve the operating results of the NOARK project and expect our investment in NOARK to be realized over the life of the system.

Contractual Obligations and Contingent Liabilities and Commitments

    We have various contractual obligations in the normal course of our operations and financing activities. Significant contractual obligations at June 30, 2004 are as follows:

Contractual Obligations
	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)

Long-term debt	$278,000	$ -	$178,000	$ -	$100,000
Operating leases(1)	5,532	1,226	1,808	900	1,598
Unconditional purchase obligations(2)	-	-	-	-	-
Demand charges(3)	105,498	10,026	19,471	19,638	56,363
Other obligations(4)	3,824	3,689	110	25	-
	$392,854	$14,941	$199,389	$20,563	$157,961

(1)    We lease certain office space and equipment under non-cancelable operating leases expiring through 2013.

(2)    Our utility segment has volumetric commitments for the purchase of gas under non-cancelable competitive bid packages and non-cancelable wellhead contracts. Volumetric purchase commitments at June 30, 2004 totaled 1.6 Bcf, comprised of 0.8 Bcf in less than one year, 0.5 Bcf in one to three years, 0.2 Bcf in three to five years and 0.1 Bcf in more than five years. Our volumetric purchase commitments are priced primarily at regional gas indices set at the first of each future month. These costs are recoverable from the utility's end-use customers.

(3)    Our utility segment has commitments for approximately $99.8 million of demand charges on firm non-cancelable gas purchase and firm transportation agreements. These costs are recoverable from the utility's end-use customers. Our E&P segment has a commitment for approximately $5.7 million of demand transportation charges.

(4)    Our significant other contractual obligations include approximately $1.6 million for funding of benefit plans, approximately $1.0 million of various information technology support and data subscription agreements, $0.5 million for drilling rig commitments, and approximately $0.4 million of land leases.

    We refer you to "Financing Requirements" below for a discussion of the terms of our long-term debt.

Contingent Liabilities or Commitments

    We have the following commitments and contingencies that could create, increase or accelerate our liabilities. Substantially all of our employees are covered by defined benefit and postretirement benefit plans. As a result of actuarial data, we expect to record pension expense of approximately

$2.2 million in 2004, of which $1.1 million has been recorded in the first half of 2004. For further information regarding our pension plans, we refer you to Note 12 of the financial statements in this Form 10-Q and "Critical Accounting Policies" below.

    As discussed above in "Off-Balance Sheet Arrangements," we have guaranteed 60% of the principal and interest payments on NOARK's 7.15% Notes due 2018. At June 30, 2004 the outstanding principal of these notes was $68.0 million and our share of the guarantee was $40.8 million. The notes require semi-annual principal payments of $1.0 million.

Financing Requirements

    Our total debt outstanding was $278.0 million at June 30, 2004 and $278.8 million at December 31, 2003. Of the total outstanding at June 30, 2004, $53.0 million was outstanding under our revolving credit facilities. In January 2004, the Company arranged a new $300 million three-year unsecured revolving credit facility with a group of banks to replace its previous $125 million credit facility that was scheduled to expire in July 2004. The Company also has access to an additional $15 million of borrowing capacity under a separate three-year unsecured credit facility that was entered into at the same time. The interest rate on each of the new facilities is calculated based upon our debt rating and is currently 125 basis points over the current London Interbank Offered Rate (LIBOR). Our publicly traded notes are rated BBB by Standard and Poor's and Ba2 by Moody's. Any downgrades in our public debt ratings could increase the cost of funds under our revolving credit facilities.

    Our revolving credit facilities contain covenants which impose certain restrictions on us. Under the credit agreements, we may not issue total debt in excess of 60% of our total capital, must maintain a certain level of shareholders' equity, and must maintain a ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) to interest expense of 3.5 or above. EBITDA is a measure required by our debt covenants and is defined as net income plus interest expense, income tax expense, and depreciation, depletion and amortization. Additionally, there are certain limitations on the amount of indebtedness that may be incurred by our subsidiaries. We were in compliance with the covenants of our debt agreements at June 30, 2004. Although we do not anticipate debt covenant violations, our ability to comply with our debt agreements is dependent upon the success of our exploration and development program and upon factors beyond our control, such as the market prices for natural gas and oil.

    At June 30, 2004, our capital structure consisted of 42% debt (excluding our several guarantee of NOARK's obligations), down from 45% at December 31, 2003, and our ratio of EBITDA to interest expense was 11.5. At June 30, 2004, the NOARK partnership had outstanding debt totaling $68.0 million. We and the other general partner of NOARK have severally guaranteed the principal and interest payments on the NOARK debt. Our share of the several guarantee is 60%.

Working Capital

    We maintain access to funds that may be needed to meet seasonal requirements through our credit facilities described above. We had negative working capital of $16.2 million at June 30, 2004, compared to positive working capital of $5.2 million at December 31, 2003. At June 30, 2004, we had $262.0 million of available borrowing capacity under our revolving credit facilities. Current assets decreased by 9% in the first half of 2004 while current liabilities increased 13%. The decrease in current assets during the first half of 2004 was due primarily to a $7.7 million decrease in current inventories that resulted from the sale of gas stored underground combined with a $5.0 million decrease in accounts receivable caused primarily by the seasonality of the gas distribution segment's operations. These decreases were partially offset by a $6.8 million increase in deferred income tax assets primarily related to the current hedging liability.  The change in current liabilities was primarily caused by an increase in our hedging liability and accounts payable. Under-recovered purchased gas costs for the Company's gas distribution segment were $1.7 million at June 30, 2004, compared to $1.1 million at December 31, 2003. Purchased gas costs are recovered from our utility customers in subsequent months through automatic cost of gas adjustment clauses included in the utility's filed rate tariffs. Changes in other current assets, accounts payable and other current liabilities are primarily due to the timing of expenditures and receipts. At June 30, 2004, we had a current hedging liability of $28.6 million recorded as a result of the provisions of FAS 133, compared to $21.0 million at December 31, 2003.

CRITICAL ACCOUNTING POLICIES

Natural Gas and Oil Properties

    We utilize the full cost method of accounting for costs related to our natural gas and oil properties. We review the carrying value of our natural gas and oil properties under the full cost accounting rules of the SEC on a quarterly basis. Under these rules, all such costs (productive and nonproductive) directly attributable to these activities, including salaries, benefits and other internal costs are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the units-of-production method. The Company excludes all costs of unevaluated properties from immediate amortization. These capitalized costs are subject to a ceiling test, however, which limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved gas and oil reserves discounted at 10 percent plus the lower of cost or market value of unproved properties. If the net capitalized costs of natural gas and oil properties exceed the ceiling, we will record a ceiling test write-down to the extent of such excess. A ceiling test write-down is a non-cash charge to earnings. If required, it reduces earnings and impacts shareholders' equity in the period of occurrence and results in lower depreciation, depletion and amortization expense in future periods. The write-down may not be reversed in future periods, even though higher natural gas and oil prices may subsequently increase the ceiling.

    The risk that we will be required to write-down the carrying value of our natural gas and oil properties increases when natural gas and oil prices are depressed or if there are substantial downward revisions in estimated proved reserves. Application of these rules during periods of relatively low natural gas or oil prices due to seasonality or other reasons, even if temporary, increases the probability of a ceiling test write-down. Based on natural gas and oil prices in effect on June 30, 2004, the unamortized cost of our natural gas and oil properties did not exceed the ceiling of proved natural gas and oil reserves. Natural gas pricing has historically been unpredictable and any significant declines could result in a ceiling test write-down in subsequent quarterly or annual reporting periods.

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

    Statement of Financial Accounting Standards No. 141, "Business Combinations" (FAS 141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142), were issued in June 2001 and became effective for the Company on July 1, 2001, and January 1, 2002, respectively. The Company understands the majority of the oil and natural gas industry did not change accounting and disclosures for mineral interest use rights (leasehold acquisition costs) upon the implementation of FAS 141 and 142. However, an interpretation of FAS 141 and 142 is being considered as to whether mineral interest use rights in gas and oil properties are intangible assets. Under this interpretation mineral interest use rights for both undeveloped and developed leaseholds would be classified as intangible assets, separate from gas and oil properties. The classification as an intangible asset would not affect how these items are accounted for under the full cost method of accounting with respect to the calculation of depreciation, depletion and amortization or the calculation of the ceiling test of gas and oil properties. This interpretation would not affect our results of operations or cash flows. At June 30, 2004 and December 31, 2003, the Company had undeveloped leasehold of approximately $19.7 million and $16.9 million, respectively, that would be classified as "intangible undeveloped leasehold" if this interpretation were applied. Southwestern also had developed leasehold of approximately $10.4 million and $9.3 million at June 30, 2004 and December 31, 2003, respectively, that would be classified as "intangible developed leasehold" if it applied this interpretation. The portion of developed leasehold that would be reclassified represents the costs of developed leaseholds acquired or transferred to the full cost pool subsequent to June 30, 2001, the effective date of FAS 141. Additionally, FAS 142 requires that certain disclosures be made for all intangible assets. The Company has not made the disclosures set forth under FAS 142 related to the use rights of mineral interests.

    The Financial Accounting Standards Board (FASB) has issued a proposed FASB Staff Position (FSP 142-b) to address the application of FAS 141 to the oil and gas industry. If adopted as written, the proposed FSP would confirm the Company's historical treatment of these costs. Southwestern will continue to monitor this issue.

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

    For 2004, we expect our pension expense to be approximately $2.2 million using an assumed discount rate of 6.25% and an assumed expected return of 9.0%. Pension expense of $1.1 million was recorded in the first six months of 2004.

Gas in Underground Storage

    We record our gas stored in inventory that is owned by the E&P segment at the lower of weighted average cost or market. Gas expected to be cycled within the next 12 months is recorded in current assets with the remaining stored gas reflected as a long-term asset. The quantity and average cost of gas in storage was 8.0 Bcf at $3.04 at June 30, 2004 and 10.4 Bcf at $3.33 at December 31, 2003.

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

FORWARD-LOOKING INFORMATION

    All statements, other than historical financial information, may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements that address activities, outcomes and other matters that should or may occur in the future, including, without limitation, statements regarding the financial position, business strategy, production and reserve growth and other plans and objectives for our future operations, are forward-looking statements. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions, such statements are not guarantees of future performance, and actual results or developments may differ materially from those in forward-looking statements. We have no obligation and make no undertaking to publicly update or revise any forward-looking statements.

    Forward-looking statements include the items identified in the preceding paragraph, information concerning possible or assumed future results of operations and other statements in this Form 10-Q identified by words such as "anticipate," "project," "intend," "estimate," "expect," "believe," "predict," "budget," "projection," "goal," "plan," "forecast," "target" or similar expressions.

    You should not place undue reliance on forward-looking statements. They are subject to known and unknown risks, uncertainties and other factors that may affect our operations, markets, products, services and prices and cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-

looking statements. In addition to any assumptions and other factors referred to specifically in connection with forward-looking statements, risks, uncertainties and factors that could cause our actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:

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

      We caution you that these forward-looking statements are subject to all of the risks and uncertainties, many of which are beyond our control, incident to the exploration for and development, production and sale of natural gas and oil. These risks include, but are not limited to, commodity price volatility, third-party interruption of sales to market, inflation, lack of availability of goods and services, environmental risks, drilling and other operating risks, regulatory changes, the uncertainty inherent in estimating proved natural gas and oil reserves and in projecting future rates of production and timing of development expenditures and the other risks set forth under the heading "Risk Factors" in Part I, Item 1 of our 2003 Annual Report on Form 10-K which are incorporated by reference herein.

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

      Should one or more of the risks or uncertainties described or incorporated by reference above occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. We specifically disclaim all responsibility to publicly update any information contained in a forward-looking statement or any forward-looking statement in its entirety and therefore disclaim any resulting liability for potentially related damages.

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

  Credit Risks

      Our financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables and derivative contracts associated with commodities trading. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas. No single customer accounts for greater than 5% of accounts receivable at June 30, 2004. See the discussion of credit risk associated with commodities trading below.

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

      The following table provides information about our financial instruments that are sensitive to changes in commodity prices and that are used to hedge prices for our gas and oil production, gas purchases and marketing activities. The table presents the notional amount in Bcf (billion cubic feet) and MBbls (thousand barrels), the weighted average contract prices, and the fair value by expected maturity dates. At June 30, 2004, the fair value of these financial instruments was a $39.4 million liability.

	Expected Maturity Date
	2004	2005

Production and Marketing
Natural Gas
Swaps with a fixed price receipt
Contract Volume (Bcf)	3.5	11.0
Weighted average price per Mcf	$3.99	$4.87
Fair value (in millions)	($8.2)	($12.2)
Price collars
Contract volume (Bcf)	13.0	19.0
Weighted average floor price per Mcf	$3.92	$4.51
Fair value of floor (in millions)	-	$2.1
Weighted average ceiling price per Mcf	$6.54	$7.01
Fair value of ceiling (in millions)	($8.5)	($9.8)
Swaps with a fixed price payment
Contract volume (Bcf)	0.1	-
Weighted average price per Mcf	$5.06	-
Fair value (in millions)	$0.1	-
Oil
Swaps with a fixed price receipt
Contract volume (MBbls)	0.2	0.2
Weighted average price per Bbl	$28.05	$30.05
Fair value (in millions)	($1.8)	($1.1)

      At June 30, 2004, the Company had outstanding fixed-price basis differential swaps on 1.2 Bcf of 2004 gas production that did not qualify for hedge accounting treatment. The fair value of these differential swaps was an asset of $0.04 million at June 30, 2004.

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

      Subsequent to June 30, 2004 and prior to July 26, 2004, we entered into additional derivative contracts to hedge gas production sales. During this time period we added price swaps on 1.6 Bcf of 2005 gas production at a weighted average price of $6.24 per Mcf, and costless collar hedges on 4.0 Bcf of 2005 gas production sales that have an average floor of $4.50 per Mcf and an average ceiling of $10.21 per Mcf. Additionally, we added price swaps on 1.0 Bcf of 2006 gas production at a weighted average price of $5.74 per Mcf, and costless collar hedges on 10.0 Bcf of 2006 gas production sales that have an average floor of $4.50 per Mcf and an average ceiling of $8.65 per Mcf.

  ITEM 4. CONTROLS AND PROCEDURES

      Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize, and report in a timely manner the information we must disclose in reports that we file with the SEC. Our disclosure controls and procedures include our internal accounting controls. Based on the evaluation of our Chief Executive Officer and our Chief Financial Officer, our disclosure controls and procedures are effective. There were no changes in our internal controls or in other factors that could materially affect these controls subsequent to the date of our evaluation.

  PART II

  OTHER INFORMATION

  Items 1 - 3.

  No developments required to be reported under Items 1 - 3 occurred during the quarter ended June 30, 2004.

  Item 4. Submission of Matters to a Vote of Security Holders.

  The Company held its Annual Meeting of Shareholders on May 12, 2004, for the purpose of electing Directors of the Company for the ensuing year and to vote on a proposal to adopt a new stock incentive plan for the compensation of officers, directors, and key employees of the Company and its subsidiaries. Holders of 32,435,568 shares (90.1% of total outstanding shares) voted in total.

  Holders of 31,378,850 shares voted for the election of directors and holders of 1,056,718 shares withheld their votes. The Directors were elected with the number of shares voted as follows:

	Voted For	Withheld
Lewis E. Epley, Jr.	31,700,406	458,138
John Paul Hammerschmidt	31,294,210	864,334
Robert L. Howard	31,167,631	1,033,580
Harold M. Korell	33,197,713	814,665
Vello A. Kuuskraa	31,190,891	1,010,320
Kenneth R. Mourton	31,120,112	1,038,432
Charles E. Scharlau	31,224,452	934,092

  Holders of 23,458,292 shares voted for a proposal to adopt a new stock incentive plan for the compensation of officers, directors, and key employees of the Company and its subsidiaries, 4,849,218 shares voted against, and 101,341 shares abstained.

  Item 5.

  No developments required to be reported under Item 5 occurred during the quarter ended June 30, 2004.

  Item 6(a). Exhibits

  (31.1) Certification of CEO filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  (31.2) Certification of CFO filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  (32.1) Certification of CEO and CFO furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  Item 6(b). Reports on Form 8-K

Date of Report	Item Number	Financial Statements Required to be Filed

July 23, 2004	5,7	No
July 8, 2004	9	No
June 30, 2004	9	No
June 7, 2004	9	No
June 3, 2004	5,7	No
May 4, 2004	9	No
April 29, 2004	12	No

  Signatures

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHWESTERN ENERGY COMPANY
Registrant

Dated:	July 29, 2004	/s/ GREG D. KERLEY
Greg D. Kerley
Executive Vice President
and Chief Financial Officer