Form 10-Q/A
period 2006-06-30
SOUTHWESTERN ENERGY CO
filed 2006-08-03
CIK 7332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

(Mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the quarterly period ended June 30, 2006

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the transition period from___________ to ___________

Commission file number 1-08246

SOUTHWESTERN ENERGY COMPANY
(Exact name of the registrant as specified in its charter)

Delaware	71-0205415
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2350 N. Sam Houston Pkwy. E., Suite 300, Houston, Texas	77032
(Address of principal executive offices)	(Zip Code)

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

EXPLANATORY NOTE: This Form 10-Q/A is being filed in order to correct a single error on the cover page of the Report on Form 10-Q of Southwestern Energy Company originally filed on August 1, 2006 and the contents of the report have not otherwise been modified or changed. This Form 10-Q/A amends and replaces the original 10-Q filing in its entirety.

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

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, many of which are beyond our control, incident to the exploration for and development, production and sale of natural gas and oil. These risks include, but are not limited to, commodity price volatility, third-party interruption of sales to market, inflation, lack of availability of goods and services, environmental risks, drilling and other operating risks, regulatory changes, the uncertainty inherent in estimating proved natural gas and oil reserves and in projecting future rates of production and timing of development expenditures and the other risks described in our Annual Report on Form 10-K for the year ended December 31, 2005 and all quarterly reports on Form 10-Q filed subsequently thereto, including this Form 10-Q/A (“Form 10-Qs”).

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

SOUTHWESTERN ENERGY COMPANY
Registrant

Dated:	August 3, 2006	/s/ GREG D. KERLEY
Greg D. Kerley
Executive Vice President
and Chief Financial Officer