Form 10-Q
period 2007-06-30
SOUTHWESTERN ENERGY CO
filed 2007-07-31
CIK 7332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the quarterly period ended June 30, 2007

or

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
Large accelerated filer X Accelerated filer Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes:	No: X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at July 27, 2007
Common Stock, Par Value $0.01	170,229,759

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

*

our ability to fund our planned capital investments;

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

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, many of which are beyond our control, incident to the exploration for and development, production and sale of natural gas and oil. These risks include, but are not limited to, commodity price volatility, third-party interruption of sales to market, inflation, lack of availability of goods and services, environmental risks, drilling and other operating risks, regulatory changes, the uncertainty inherent in estimating proved natural gas and oil reserves and in projecting future rates of production and timing of development expenditures and the other risks described in our Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Annual Report on Form 10-K”), and all quarterly reports on Form 10-Q filed subsequently thereto, including this Form 10-Q (“Form 10-Qs”).

Should one or more of the risks or uncertainties described above or elsewhere in our 2006 Annual Report on Form 10-K or the Form 10-Qs occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. We specifically disclaim all responsibility to publicly update any information contained in a forward-looking statement or any forward-looking statement in its entirety and therefore disclaim any resulting liability for potentially related damages.

All forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary statement.

PART I

FINANCIAL INFORMATION

3

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands, except share/per share amounts)
Operating Revenues:
Gas sales	$184,059	$107,570	$395,703	$288,368
Gas marketing	72,238	34,051	127,555	65,016
Oil sales	10,216	10,409	19,453	20,444
Gas transportation and other	3,569	1,969	12,023	6,873
	270,082	153,999	554,734	380,701
Operating Costs and Expenses:
Gas purchases - midstream services	69,488	31,733	122,705	60,160
Gas purchases - gas distribution	7,427	3,464	55,408	48,820
Operating expenses	20,485	16,077	40,522	30,468
General and administrative expenses	17,935	15,238	34,683	29,791
Depreciation, depletion and amortization	66,435	31,950	122,220	60,053
Taxes, other than income taxes	6,306	7,243	13,431	13,311
	188,076	105,705	388,969	242,603
Operating Income	82,006	48,294	165,765	138,098

Interest Expense:
Interest on long-term debt	7,384	2,642	11,509	4,819
Other interest charges	545	317	926	643
Interest capitalized	(2,923)	(2,823)	(5,971)	(5,181)
	5,006	136	6,464	281
Other Income (Loss)	(125)	13,281	(104)	16,457

Income Before Income Taxes and Minority Interest	76,875	61,439	159,197	154,274
Minority Interest in Partnership	(111)	(114)	(194)	(405)

Income Before Income Taxes	76,764	61,325	159,003	153,869
Provision for Income Taxes - Deferred	29,170	24,321	60,421	58,470

Net Income	$47,594	$37,004	$98,582	$95,399

Earnings Per Share:
Basic	$0.28	$0.22	$0.58	$0.57
Diluted	$0.28	$0.22	$0.57	$0.56

Weighted Average Common Shares Outstanding:
Basic	169,466,912	167,044,589	169,036,525	166,911,812
Diluted	172,500,541	170,888,839	172,268,902	170,918,407

The accompanying notes are an integral part of these consolidated financial statements.

4

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
BALANCE SHEETS
(Unaudited)

ASSETS

	June 30,	December 31,
	2007	2006
	(in thousands)
Current Assets
Cash and cash equivalents	$311	$42,927
Accounts receivable	153,156	131,370
Inventories, at average cost	61,678	62,488
Hedging asset - FAS 133	50,048	64,082
Other	18,981	22,969
Total current assets	284,174	323,836

Property, Plant and Equipment, at cost
Gas and oil properties, using the full cost method, including $221.8 million in 2007 and $166.8 million in 2006 excluded from amortization	3,313,573	2,651,427
Gas distribution systems	231,491	226,067
Gathering systems	96,694	51,836
Gas in underground storage	32,254	32,254
Other	86,280	77,702
	3,760,292	3,039,286
Less: Accumulated depreciation, depletion and amortization	1,144,838	1,022,786
	2,615,454	2,016,500

Other Assets	29,366	38,733

Total Assets	$2,928,994	$2,379,069

The accompanying notes are an integral part of these consolidated financial statements.

5

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
BALANCE SHEETS
(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

	June 30,	December 31,
	2007	2006
	(in thousands)
Current Liabilities
Current portion of long-term debt	$1,200	$1,200
Accounts payable	319,163	266,023
Taxes payable	11,212	16,088
Advances from partners and customer deposits	30,781	31,941
Hedging liability - FAS 133	13,816	23,864
Over-recovered purchased gas costs	14,681	10,580
Current deferred income taxes	7,886	19,162
Other	10,847	10,002
Total current liabilities	409,586	378,860

Long-Term Debt	496,100	136,600

Other Liabilities
Deferred income taxes	413,282	370,522
Long-term hedging liability	15,965	4,902
Pension liability	12,492	11,697
Other	31,740	30,811
	473,479	417,932

Commitments and Contingencies

Minority Interest in Partnership	11,093	11,034

Stockholders' Equity
Common stock, $0.01 par value; authorized 540,000,000 shares, issued 170,201,992 shares in 2007 and 168,953,893 in 2006	1,702	1,690
Additional paid-in capital	766,054	740,609
Retained earnings	759,439	660,857
Accumulated other comprehensive income	11,541	31,487
	1,538,736	1,434,643

Total Liabilities and Stockholders' Equity	$2,928,994	$2,379,069

The accompanying notes are an integral part of these consolidated financial statements.

6

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended
	June 30,
	2007	2006
	(in thousands)
Cash Flows From Operating Activities
Net income	$98,582	$95,399
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation, depletion and amortization	122,887	60,657
Deferred income taxes	60,421	58,470
Unrealized loss on derivatives	4,589	4,919
Stock-based compensation expense	2,648	2,018
Gain on sale of investment in partnership and other property	-	(10,863)
Equity in income of NOARK partnership	-	(925)
Minority interest in partnership	59	(10)
Change in assets and liabilities:
Accounts receivable	(21,786)	47,958
Inventories	811	2,265
Under/over-recovered purchased gas costs	4,101	371
Accounts payable	14,403	(24,080)
Advances from partners and customer deposits	(1,161)	4,134
Deferred tax benefit - stock options	(17,764)	(6,397)
Other assets and liabilities	(9,572)	(4,865)
Net cash provided by operating activities	258,218	229,051

Cash Flows From Investing Activities
Capital investments	(704,583)	(357,195)
Proceeds from sale of investment in partnership and other property	2,712	69,065
Other items	158	(43)
Net cash used in investing activities	(701,713)	(288,173)

Cash Flows From Financing Activities
Debt retirement	(600)	(600)
Payments on revolving long-term debt	(355,200)	-
Borrowings under revolving long-term debt	715,300	-
Revolving credit facility amendment costs	(1,275)	-
Excess tax benefit for stock-based compensation	17,764	6,397
Change in bank drafts outstanding	21,056	3,222
Proceeds from exercise of common stock options	3,834	2,390
Net cash provided by financing activities	400,879	11,409

Decrease in cash and cash equivalents	(42,616)	(47,713)
Cash and cash equivalents at beginning of year	42,927	223,705
Cash and cash equivalents at end of period	$311	$175,992

The accompanying notes are an integral part of these consolidated financial statements.

7

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

					Accumulated
	Common Stock		Additional		Other
	Shares		Paid-In	Retained	Comprehensive
	Issued	Amount	Capital	Earnings	Income (Loss)	Total
	(in thousands)
Balance at December 31, 2006	168,954	$1,690	$740,609	$660,857	$31,487	$1,434,643
Comprehensive income:
Net income	-	-	-	98,582	-	98,582
Change in value of derivatives	-	-	-	-	(19,946)	(19,946)
Total comprehensive income (loss)	-	-	-	-	-	78,636

Tax benefit for stock-based compensation	-	-	17,764	-	-	17,764
Stock-based compensation - FAS 123(R)	-	-	3,859	-	-	3,859
Exercise of stock options	1,242	12	3,822	-	-	3,834
Issuance of restricted stock	22	-	-	-	-	-
Cancellation of restricted stock	(16)	-	-	-	-	-

Balance at June 30, 2007	170,202	$1,702	$766,054	$759,439	$11,541	$1,538,736

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)

Net Income	$47,594	$37,004	$98,582	$95,399

Change in value of derivatives
Current period reclassification to earnings	(1,798)	928	(14,054)	(115)
Current period ineffectiveness	(114)	(2,760)	4,809	(4,466)
Current period change in derivative instruments	40,130	23,529	(10,701)	88,692
Total Change in value of derivatives	38,218	21,697	(19,946)	84,111
Comprehensive Income, end of period	$85,812	$58,701	$78,636	$179,510

The accompanying notes are an integral part of these consolidated financial statements.

8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Southwestern Energy Company and Subsidiaries

June 30, 2007

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

(2)

GAS AND OIL PROPERTIES

The Company utilizes the full cost method of accounting for costs related to the exploration, development, and acquisition of natural gas and oil reserves. Under this method, all such costs (productive and nonproductive) including salaries, benefits and other internal costs directly attributable to these activities are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the units-of-production method. These capitalized costs are subject to a ceiling test that limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved natural gas and oil reserves discounted at 10 percent (standardized measure) plus the lower of cost or market value of unproved properties. Any costs in excess of the ceiling are written off as a non-cash expense.  The expense may not be reversed in future periods, even though higher natural gas and oil prices may subsequently increase the ceiling. Full cost companies must use the prices in effect at the end of each accounting quarter, including the impact of derivatives qualifying as hedges, to calculate the ceiling value of their reserves. However, commodity price increases subsequent to the end of a reporting period but prior to the release of periodic reports may be utilized to calculate the ceiling value of reserves. At June 30, 2007 and 2006, the Company’s unamortized costs of natural gas and oil properties did not exceed this ceiling amount. At June 30, 2007, the ceiling value of the Company’s reserves was calculated based upon quoted market prices of $6.80 per Mcf for Henry Hub gas and $67.25 per barrel for West Texas Intermediate oil, adjusted for market differentials, and included approximately $129.0 million related to the positive effects of future cash flow hedges of natural gas production. The Company had approximately 176.0 Bcf of future production hedged at June 30, 2007. A decline in natural gas and oil prices from June 30, 2007 levels or other factors, without other mitigating circumstances, could cause a future write-down of capitalized costs and a non-cash charge against future earnings.

(3)

EARNINGS PER SHARE

The following table presents the computation of earnings per share for the three and six months ended June 30, 2007 and 2006, respectively:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Net Income (in thousands)	$ 47,594	$ 37,004	$ 98,582	$ 95,399

Number of Common Shares:
Weighted average outstanding	169,466,912	167,044,589	169,036,525	166,911,812
Issued upon assumed exercise of outstanding stock options	2,789,110	3,308,304	3,017,657	3,464,833
Effect of issuance of nonvested restricted common shares	244,519	535,946	214,720	541,762
Weighted average and potential dilutive outstanding (1)	172,500,541	170,888,839	172,268,902	170,918,407

Net Income per Common Share:
Basic	$ 0.28	$ 0.22	$ 0.58	$ 0.57
Diluted	$ 0.28	$ 0.22	$ 0.57	$ 0.56

(1)   Options for 209,730 shares for the six months ended June 30, 2007, and for 223,780 shares for the comparable period of 2006, were excluded from the calculations because they would have had an antidilutive effect.  Additionally, 200 shares of restricted stock for the six months ended June 30, 2007, and 124,990 shares of restricted stock for the comparable period of 2006, were excluded from the calculations because they would have had an antidilutive effect.

(4)

DEBT

Debt balances as of June 30, 2007 and December 31, 2006 consisted of the following:

	June 30,	December 31,
	2007	2006
	(in thousands)

Short-term:
7.15% Senior Notes due 2018 (current portion)	$ 1,200	$ 1,200

Long-term:
Variable rate (6.20% at June 30, 2007) unsecured revolving credit arrangements	360,100	-
7.625% Senior Notes due 2027, putable at the holders' option in 2009	60,000	60,000
7.21% Senior Notes due 2017	40,000	40,000
7.15% Senior Notes due 2018	36,000	36,600
Total long-term debt	496,100	136,600

Total debt	$ 497,300	$ 137,800

In February 2007, the Company amended its unsecured revolving credit facility increasing the borrowing capacity to $750 million, lowering the borrowing cost and extending the maturity date to 2012. The amount available under the revolving credit facility may be increased to $1 billion at any time upon the Company’s agreement with its existing or additional lenders.  There was $360.1 million outstanding under the revolving credit facility at June 30, 2007, compared to no amount outstanding at December 31, 2006. The interest rate on the amended credit facility is calculated based upon the Company’s debt rating and is currently 87.5 basis points over the current London Interbank Offered Rate (LIBOR). The revolving credit facility is currently guaranteed by the Company’s subsidiaries, Southwestern Energy Production Company, SEECO, Inc. and Southwestern Energy Services Company and requires additional subsidiary guarantors if certain guaranty coverage levels are not satisfied. The revolving credit facility also contains covenants which impose certain restrictions on the Company. Under the credit agreement, the Company may not issue total debt in excess of 60% of its total capital, must maintain a certain level of stockholders' equity, and must maintain a ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) to interest expense of 3.5 or above. There are also restrictions on the ability of the Company’s subsidiaries to incur debt.  At June 30, 2007, the Company’s capital structure consisted of 24% debt and 76% equity and it was in compliance with the covenants of its debt agreements.

(5)

DERIVATIVES AND RISK MANAGEMENT

Management enters into various types of derivative instruments for a portion of the Company’s projected gas and oil sales to reduce its exposure to market price volatility for natural gas and oil.  At June 30, 2007, our gas derivative instruments consisted of price swaps, costless collars and basis swaps. Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), as amended by FAS 137, FAS 138 and FAS 149, requires that all derivatives be recognized in the balance sheet as either an asset or liability measured at its fair value. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement or as a component of other comprehensive income. The Company’s hedging practices are summarized in Note 8 of the Notes to Consolidated Financial Statements of the 2006 Annual Report on Form 10-K.

At June 30, 2007, the Company's net asset recorded on the balance sheet related to its hedging activities was $30.9 million. Additionally, at June 30, 2007, the Company had recorded a gain to other comprehensive income (loss) of $21.5 million related to its hedging activities. The amount recorded in other comprehensive income (loss) will be relieved over time and taken to the income statement as the physical transactions being hedged occur. Assuming the market prices of gas and oil futures as of June 30, 2007 remain unchanged, the Company would expect to transfer an aggregate after-tax gain of approximately $22.3 million from accumulated other comprehensive income to earnings during the next 12 months. The change in accumulated other comprehensive income (loss) related to derivatives was a gain of $61.6 million ($38.2 million after tax) compared to a gain of $34.4 million ($21.7 million after tax) for the three months ended June 30, 2007 and 2006, respectively, and a loss of $32.2 million ($19.9 million after tax) compared to a gain of $133.5 million ($84.1 million after tax) for the six months ended June 30, 2007 and 2006, respectively.  Additional volatility in earnings and other comprehensive income (loss) may occur in the future as a result of the application of FAS 133.

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

	Exploration And Production	Midstream Services	Natural Gas Distribution	Other		Total
	(in thousands)
Three months ended June 30, 2007:
Revenues from external customers	$ 168,434	$ 74,079	$ 27,569	$ -		$ 270,082
Intersegment revenues	13,364	159,588	36	112		173,100
Operating income (loss)	81,352	2,310	(1,706)	50		82,006
Interest and other income (loss) (1)	21	-	(153)	7		(125)
Depreciation, depletion and amortization expense	64,039	744	1,615	37		66,435
Interest expense (1)	3,546	381	1,079	-		5,006
Provision (benefit) for income taxes (1)	29,533	733	(1,117)	21		29,170
Assets	2,501,659	187,779	175,296	64,260	(2)	2,928,994	(2)
Capital investments (3)	369,125	23,660	3,339	717		396,841

Three months ended June 30, 2006:
Revenues from external customers	$ 97,243	$ 34,282	$ 22,474	$ -		$ 153,999
Intersegment revenues	9,066	69,178	36	112		78,392
Operating income (loss)	49,501	799	(2,092)	86		48,294
Interest and other income (loss) (1)	2,563	-	(146)	10,864		13,281
Depreciation, depletion and amortization expense	30,186	172	1,569	23		31,950
Interest expense (1)	104	-	32	-		136
Provision (benefit) for income taxes (1)	20,611	315	(776)	4,171		24,321
Assets	1,580,458	68,828	177,296	217,835	(2)	2,044,417	(2)
Capital investments (3)	189,309	11,144	2,836	3,842		207,131

Six months ended June 30, 2007:
Revenues from external customers	$ 319,889	$ 130,398	$ 104,447	$ -		$ 554,734
Intersegment revenues	23,170	281,858	152	224		305,404
Operating income	155,662	2,321	7,675	107		165,765
Interest and other income (loss) (1)	93	-	(204)	7		(104)
Depreciation, depletion and amortization expense	117,113	1,786	3,249	72		122,220
Interest expense (1)	3,639	381	2,444	-		6,464
Provision for income taxes (1)	57,730	737	1,910	44		60,421
Assets	2,501,659	187,779	175,296	64,260	(2)	2,928,994	(2)
Capital investments (3)	670,323	45,280	5,943	2,548		724,094

Six months ended June 30, 2006:
Revenues from external customers	$ 214,680	$ 65,336	$ 100,685	$ -		$ 380,701
Intersegment revenues	20,793	146,798	160	225		167,976
Operating income	130,280	1,869	5,815	134		138,098
Interest and other income (loss) (1)	4,854	1	(195)	11,797		16,457
Depreciation, depletion and amortization expense	56,433	406	3,166	48		60,053
Interest expense (1)	204	-	77	-		281
Provision for income taxes (1)	51,119	710	2,107	4,534		58,470
Assets	1,580,458	68,828	177,296	217,835	(2)	2,044,417	(2)
Capital investments (3)	344,217	15,912	6,331	7,217		373,677

(1)

Interest income, interest expense and the provision (benefit) for income taxes by segment are allocations as they are incurred at the corporate level.

(2)

Other assets include corporate assets not allocated to segments, assets for non-reportable segments and the Company's investment in cash equivalents.

(3)

Capital investments include $64.0 million and $17.7 million for the three- and six-month periods ended June 30, 2007, respectively, and $5.7 million and $15.3 million for the three- and six-month periods ended June 30, 2006, respectively, relating to the change in accrued expenditures between periods.

Included in intersegment revenues of the Midstream Services segment are $142.1 million and $59.1 million for the second quarters of 2007 and 2006, respectively, and $249.1 million and $122.6 million for the six months ended June 30, 2007 and 2006, respectively, for marketing of the Company's E&P sales. Intersegment sales by the E&P segment and Midstream Services segment to the Natural Gas Distribution segment are priced in accordance with terms of existing contracts and current market conditions. Parent company assets include furniture and fixtures and prepaid debt costs. Parent company general and administrative costs, depreciation expense and taxes other than income are allocated to segments. All of the Company's operations are located within the United States.

(7)

INTEREST AND INCOME TAXES PAID

The following table provides interest and income taxes paid during each period presented:

	For the six months ended
	June 30,
	2007	2006
	(in thousands)

Interest payments	$11,080	$5,138
Income tax payments	$-	$6

(8)

CONTINGENCIES AND COMMITMENTS

Operating Commitments

The Company has various operating commitments in the normal course of its operations. The Company has not made any new material operating commitments or modified its disclosed material commitments other than as disclosed in the 2006 Annual Report on Form 10-K and the Form 10-Q for the period ended March 31, 2007.

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

(9)

STOCK-BASED COMPENSATION

The Company has incentive plans that provide for the issuance of equity awards, including stock options and restricted stock. These plans are discussed more fully in Note 9 of the Notes to Consolidated Financial Statements included in Item 8 of the 2006 Annual Report on Form 10-K. The Company has issued options and restricted stock under these plans. All options are issued at fair market value at the date of grant and expire seven years from the date of grant for awards under the 2004 Plan and ten years from the date of grant for awards under all other plans. Generally, stock options granted to employees and directors vest ratably over three to four years from the grant date. There were no stock options granted during the first six months of 2007. The Company issues shares of restricted stock to employees and directors which generally vest over four years. The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the individual grants with the exception of awards granted to participants who have reached retirement age and have met the minimum service requirements in order to become fully vested prior to the requisite service period.

For the second quarter and first six months of 2007, the Company recorded compensation cost of $0.5 and $1.3 million, respectively, in general and administrative expense related to stock options.  Additional amounts of $0.1 million and $0.3 million for the same respective periods were directly related to the acquisition, exploration and development activities for the Company’s gas and oil properties and were capitalized into the full cost pool. The Company also recorded a deferred tax benefit of $0.5 million related to stock options for the six months ended June 30, 2007. A total of $4.6 million of unrecognized compensation costs related to stock options not yet vested is expected to be recognized over future periods. For the second quarter and first six months of 2006, the Company recorded compensation cost of $0.6 and $1.0 million, respectively, in general and administrative expense related to stock options.  Additional amounts of $0.1 million and $0.3 million for the same respective periods were directly related to the acquisition, exploration and development activities for the Company’s gas and oil properties and were capitalized into the full cost pool.

For the second quarter 2007, restricted stock expense recorded in general and administrative expenses was $0.6 million. For the six months ended June 30, 2007, $1.3 million of general and administrative expense related to restricted stock was recognized.  Additional amounts of $0.4 million and $0.9 million for the same respective periods were capitalized into the full cost pool. As of June 30, 2007, there was $10.3 million of total unrecognized compensation cost related to nonvested shares of restricted stock. For the second quarter 2006, restricted stock expense recorded in general and administrative expenses was $0.5 million. For the six months ended June 30, 2006, $0.9 million of general and administrative expense related to restricted stock was recognized.  Additional amounts of $0.3 million and $0.6 million for the same respective periods were capitalized into the full cost pool.

The following tables summarize stock option activity for the first half of 2007 and provide information for options outstanding at June 30, 2007:

	Number of Options	Weighted Average Exercise Price

Outstanding at December 31, 2006	5,792,240	$ 6.19
Granted	-	-
Exercised	(1,241,622)	3.09
Forfeited or expired	(12,000)	20.91
Outstanding at June 30, 2007	4,538,618	$ 7.01

Exercisable at June 30, 2007	3,990,314	$ 3.95

During the first six months of 2007 and 2006 there were no options granted. The total intrinsic value of options exercised during the first six months of 2007 and 2006 was $48.6 million and $23.1 million, respectively. Associated with the exercise of stock options, the Company received a tax benefit of $17.8 million and $6.4 million in the first six months of 2007 and 2006, respectively. The tax benefit is recorded as an increase in additional paid-in capital.

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Options Outstanding at June 30, 2007	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)	Options Exercisable at June 30, 2007	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)

$1.50 - $1.86	1,728,945	$ 1.75	3.0		1,728,945	$ 1.75
$1.87 - $2.85	472,108	2.52	4.0		472,108	2.52
$2.86 - $5.00	761,806	2.90	5.1		761,806	2.90
$5.01 - $12.00	759,462	5.48	6.5		719,462	5.45
$12.01 - $42.00	816,297	25.98	5.2		307,993	17.55
	4,538,618	$ 7.01	4.5	$ 170,175	3,990,314	$ 3.95	$ 161,822

The following table summarizes restricted stock activity for the first half of 2007:

	Number of Shares	Weighted Average Grant Date Fair Value

Unvested shares at December 31, 2006	478,732	$ 25.30
Granted	22,250	40.39
Vested	(10,716)	14.50
Forfeited	(15,772)	28.81
Unvested shares at June 30, 2007	474,494	$ 26.13

(10) PENSION PLAN AND OTHER POSTRETIREMENT BENEFITS

The Company applies Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." Substantially all employees are covered by the Company's defined benefit pension and postretirement benefit plans. Net periodic pension and other postretirement benefit costs include the following components for the three- and six-month periods ended June 30, 2007 and 2006:

	Pension Benefits
	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
	(in thousands)

Service cost	$ 996	$ 753	$ 1,992	$ 1,505
Interest cost	1,061	970	2,121	1,940
Expected return on plan assets	(1,139)	(1,144)	(2,279)	(2,288)
Amortization of prior service cost	118	109	237	218
Amortization of net loss	115	190	230	380
Net periodic benefit cost	$ 1,151	$ 878	$ 2,301	$ 1,755

	Postretirement Benefits
	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
	(in thousands)

Service cost	$ 105	$ 67	$ 209	$ 135
Interest cost	54	47	108	94
Expected return on plan assets	(20)	(17)	(40)	(34)
Amortization of net loss	5	9	10	17
Amortization of transition obligation	21	21	43	43
Net periodic benefit cost	$ 165	$ 127	$ 330	$ 255

The Company currently expects to contribute $6.5 million to the pension plans and $0.4 million to the postretirement benefit plans in 2007. As of June 30, 2007, $1.5 million has been contributed to our pension plans, and $0.2 million has been contributed to the postretirement benefit plans.

(11) ASSET RETIREMENT OBLIGATIONS

Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," (FAS 143) requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The Company owns natural gas and oil properties which require expenditures to plug and abandon the wells when reserves in the wells are depleted. These expenditures under FAS 143 are recorded in the period the liability is incurred (at the time the wells are drilled or acquired). The following table summarizes the Company's activity related to asset retirement obligations (in thousands) for the six-month period ended June 30, 2007 and for the year ended December 31, 2006:

Asset retirement obligation at January 1	$ 10,545	$ 9,229
Accretion of discount	224	401
Obligations incurred	894	1,152
Obligations settled/removed	(272)	(645)
Revisions of estimates	(1)	408
Asset retirement obligation at June 30, 2007 and December 31, 2006	$ 11,390	$ 10,545

Current liability	702	593
Long-term liability	10,688	9,952
Asset retirement obligation at June 30, 2007 and December 31, 2006	$ 11,390	$ 10,545

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

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurements” (FAS 157).  FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Prior to this statement, there were different definitions of fair value and limited guidance for applying those definitions in GAAP.  In developing FAS 157, FASB considered the need for increased consistency and comparability in fair value measurements and for expanded disclosures about fair value measurements. This statement applies to other accounting pronouncements that require or permit fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact FAS 157 may have on its results of operations or financial condition.

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (FAS 159). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions of this statement apply only to entities that elect the fair value option. This statement applies to other accounting pronouncements that require or permit fair value measurements. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact FAS 159 may have on its results of operations or financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following updates information as to Southwestern Energy Company's financial condition provided in our 2006 Annual Report on Form 10-K and analyzes the changes in the results of operations between the three- and six-month periods ended June 30, 2007 and 2006. For definitions of commonly used gas and oil terms used in this Form 10-Q, please refer to the "Glossary of Certain Industry Terms" provided in our 2006 Annual Report on Form 10-K.

This Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in our forward-looking statements for many reasons, including the risks described in Item 1A, "Risk Factors" in Part I and elsewhere in our 2006 Annual Report on Form 10-K and Item 1A, “Risk Factors” in Part II in this Form 10-Q. You should read the following discussion with our financial statements and related notes included in this Form 10-Q.

OVERVIEW

Southwestern Energy Company is an independent energy company primarily focused on natural gas. Our primary business is the exploration, development and production of natural gas and crude oil within the United States, with operations principally located in Arkansas, Oklahoma, Texas and New Mexico. We are also focused on creating and capturing additional value at and beyond the wellhead through our established natural gas distribution and marketing businesses and our expanding gathering activities. Our marketing and our gas gathering businesses are collectively referred to as our Midstream Services.  We operate principally in three segments: Exploration and Production (E&P), Midstream Services and Natural Gas Distribution.

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

Three Months Ended June 30, 2007, Compared with Three Months Ended June 30, 2006

In the second quarter of 2007, our gas and oil production increased to 25.8 Bcfe, up 57% from the second quarter of 2006.  The increase in 2007 production primarily resulted from a significant increase in production from our Fayetteville Shale play as a result of our ongoing development program.

We reported net income of $47.6 million in the second quarter of 2007, or $0.28 per share on a fully diluted basis, up 29% from the prior year, due to increased production volumes in our E&P segment and higher realized natural gas prices, which were up 11% from the second quarter of 2006.  This increase was partially offset by increased operating costs and expenses. Our cash flow from operating activities was $129.8 million in the second quarter of 2007, up from $85.7 million due primarily to the increase in net income and adjustments for non-cash expenses. Operating income for our E&P segment was $81.4 million for the second quarter of 2007, up 64% from the comparable period of 2006 as a result of the increased production volumes and higher realized prices for our gas production, partially offset by increased operating costs and expenses. Operating income for our Midstream Services segment was $2.3 million for the second quarter of 2007, compared to $0.8 million in the second quarter of 2006, due primarily to an increase in gathering revenues. Our Natural Gas Distribution segment’s seasonal operating loss decreased 18% to $1.7 million for the three months ended June 30, 2007, primarily due to increased deliveries as a result of colder weather.

Our capital investments increased approximately 92% to $396.8 million for the second quarter of 2007, of which $369.1 million was invested in our E&P segment.

Six Months Ended June 30, 2007, Compared with Six Months Ended June 30, 2006

For the six months ended June 30, 2007, our gas and oil production increased to 48.7 Bcfe, up 51% compared to the same period in 2006.  The increase in 2007 production primarily resulted from the increase in production from our Fayetteville Shale play.

We reported net income of $98.6 million for the first six months of 2007, or $0.57 per share on a fully diluted basis, up 3% from the prior year, as increased production volumes in our E&P segment were largely offset by increased operating costs and expenses and lower realized natural gas prices, which were down 3% from the same period in 2006.  Our cash flow from operating activities was $258.2 million for the first six months of 2007, up from $229.1 million, due primarily to an increase in net income and adjustments to net income for non-cash expenses. Operating income for our E&P segment was $155.7 million for the six months ended June 30, 2007, up from $130.3 million in the comparable period of 2006, as a result of increased production volumes which were partially offset by increased operating costs and expenses and lower realized prices for our gas production. Operating income for our Midstream Services segment was $2.3 million for the first six months of 2007, up from $1.9 million for the same period of 2006, due to an increase in gas gathering revenues from the Fayetteville Shale play. Operating income for our Natural Gas Distribution segment increased to $7.7 million for the six months ended June 30, 2007, up from $5.8 million in the comparable period of 2006, primarily due to colder weather in the first part of the year.

Our capital investments increased approximately 94% to $724.1 million for the six months ended June 30, 2007, of which $670.3 million was invested in our E&P segment.

RESULTS OF OPERATIONS

Exploration and Production

	For the three months ended		For the six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues (in thousands)	$181,798	$106,309	$343,059	$235,473
Operating income (in thousands)	$81,352	$49,501	$155,662	$130,280

Gas production (MMcf)	24,848	15,404	46,734	30,240
Oil production (MBbls)	166	170	333	347
Total production (MMcfe)	25,841	16,426	48,732	32,322

Average gas price per Mcf, including hedges	$6.90	$6.23	$6.81	$7.03
Average gas price per Mcf, excluding hedges	$6.83	$6.16	$6.53	$6.87
Average oil price per Bbl, including hedges	$61.72	$61.11	$58.42	$58.91
Average oil price per Bbl, excluding hedges	$61.72	$66.99	$58.42	$63.75

Average unit costs per Mcfe
Lease operating expenses	$0.73	$0.64	$0.73	$0.58
General & administrative expenses	$0.48	$0.60	$0.47	$0.57
Taxes, other than income taxes	$0.21	$0.39	$0.23	$0.36
Full cost pool amortization	$2.41	$1.79	$2.33	$1.69

Revenues, Operating Income and Production

Revenues. Revenues for our E&P segment were up 71% for the three months ended June 30, 2007, compared to the same period in 2006, primarily due to increased production volumes and higher gas prices realized for our production. Revenues were up 46% for the six months ended June 30, 2007, compared to the first half of 2006, primarily due to increased production volumes. Revenues for the first six months of 2007 and 2006 also include pre-tax gains of $5.1 million and $1.9 million, respectively, related to the sale of gas in storage inventory. We expect our production volumes to continue to increase due to the continued development of our Fayetteville Shale play in Arkansas. Gas and oil prices are difficult to predict and subject to wide price fluctuations. As of July 27, 2007, we have hedged 43.0 Bcf of our remaining 2007 gas production, 85.0 Bcf of 2008 gas production and 48.0 Bcf of 2009 gas production to limit our exposure to price fluctuations.

Operating Income. Operating income for the E&P segment was up 64% to $81.4 million for the second quarter of 2007 from $49.5 million for the same period in 2006.  For the six months ended June 30, 2007, operating income increased 19% to $155.7 from $130.3 for the same period in 2006.  The increases in operating income were a result of the increases in revenues, partially offset by increases in operating costs and expenses.

Production. Gas and oil production during the second quarter of 2007 was up approximately 57% to 25.8 Bcfe and was up approximately 51% to 48.7 Bcfe for the first six months of 2007 as compared to prior periods due to an increase in production from our Fayetteville Shale play as a result of our ongoing development program. Our total gas production was up approximately 61% to 24.8 Bcf for the second quarter of 2007 which represented approximately 96% of our total equivalent production and up approximately 55% to 46.7 Bcf for the first six months of 2007. Net production from the Fayetteville Shale was 10.7 Bcf in the second quarter of 2007, compared to 1.8 Bcf in the second quarter of 2006. For the first six months of 2007, production from the Fayetteville Shale was 18.9 Bcf compared to 2.5 Bcf for the first six months of 2006. As of July 28, 2007, our gross production rate from our Fayetteville Shale properties approximated 200.0 MMcf per day.

Commodity Prices

We periodically enter into various hedging and other financial arrangements with respect to a portion of our projected natural gas and crude oil production in order to ensure certain desired levels of cash flow and to minimize the impact of price fluctuations, including fluctuations in locational market differentials (we refer you to Item 3 and Note 5 of the Notes to Consolidating Financial Statements in this Form 10-Q for additional discussion). The average price realized for our gas production, including the effect of hedges, increased approximately 11% to $6.90 per Mcf for the three months ended June 30, 2007, and decreased 3% to $6.81 for the first six months of 2007 as compared to the same periods last year. The change in the average price realized primarily reflects changes in average spot market prices and the effects of our price hedging activities. Our hedging activities increased our average gas price $0.07 per Mcf during the second quarters of both 2007 and 2006. Our hedging activities increased our average gas price $0.28 per Mcf for the first six months of 2007, compared to an increase of $0.16 per Mcf during the same period of 2006. Locational differences in market prices for natural gas have continued to be wider than historically experienced.  We had financially protected approximately 84% of our production in the second quarter of 2007 from the impact of widening basis differentials.  For the remainder of 2007, we have protected approximately 74% of our anticipated gas production from the impact of widening basis differentials through our hedging activities and sales arrangements.  Disregarding the impact of hedges, the average price received for our gas production during the first six months of 2007 was approximately $0.63 lower than average NYMEX spot prices, which represented the average locational basis differential.

As of July 27, 2007, we have NYMEX commodity price hedges in place for 43.0 Bcf of our 2007 gas production. For our 2008 and 2009 future gas production, we have hedges in place on 85.0 Bcf and 48.0 Bcf, respectively. Additionally, we have basis swaps on 34.2 Bcf for the remainder of 2007, and for 2008 we have basis swaps on 53.2 Bcf in order to reduce the effects of changes in market differentials on prices we receive.

Operating Costs and Expenses

Lease operating expenses per Mcfe for our E&P segment increased 14% to $0.73 for the second quarter of 2007, and 26% to $0.73 for the first six months of 2007, primarily as a result of increases in our gathering and compression costs related to our operations in the Fayetteville Shale play. Based on our projected production, we expect our per unit operating costs for 2007 to range between $0.82 and $0.87 per Mcfe.

General and administrative expenses per Mcfe decreased 20% to $0.48 for the second quarter of 2007 and 18% to $0.47 for the first six months of 2007, due primarily to the effects of our increased production volumes.  Total general and administrative expenses for our E&P segment were $12.3 million in the second quarter of 2007, compared to $9.8 million in the second quarter of 2006 and were $23.1 million for the first six months of 2007, compared to $18.3 million for the first six months of 2006. The increases in general and administrative costs were due primarily to increased payroll and related costs associated with the expansion of our E&P operations due to the Fayetteville Shale play.  We expect our per unit G&A expense to continue to decline for the remainder of 2007 and to range between $0.41 and $0.46 per Mcfe for the year due to increased production volumes from our Fayetteville Shale play.

Our full cost pool amortization rate averaged $2.41 per Mcfe for the second quarter of 2007 and $2.33 for the first six months of 2007, up 35% and 38%, respectively, compared to the same periods in 2006. Our full cost pool amortization rate increased due to increased capital investments and future development costs relative to reserve additions, including revisions. We currently expect our full cost pool amortization rate to range between $2.20 and $2.40 per Mcfe for the year. The amortization rate is impacted by the timing and amount of reserve additions and the costs associated with those additions, revisions of previous reserve estimates due to both price and well performance, write-downs that result from full cost ceiling tests, and the level of unevaluated costs excluded from amortization. We cannot predict our future full cost pool amortization rate with accuracy due to the variability of each of the factors discussed above, as well as the uncertainty of the amount of future reserves attributed to our Fayetteville Shale play. Unevaluated costs excluded from amortization were $221.8 million at June 30, 2007, compared to $152.4 million at June 30, 2006. The increase in unevaluated costs since June 30, 2006 resulted primarily from an increase in our undeveloped leasehold acreage and seismic costs related to our Fayetteville Shale play and our increased drilling activity.

We utilize the full cost method of accounting for costs related to the exploration, development, and acquisition of natural gas and oil reserves. Under this method, all such costs (productive and nonproductive) including salaries, benefits and other internal costs directly attributable to these activities are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the units-of-production method. These capitalized costs are subject to a ceiling test that limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved natural gas and oil reserves discounted at 10 percent (standardized measure) plus the lower of cost or market value of unproved properties. Any costs in excess of the ceiling are written off as a non-cash expense.  The expense may not be reversed in future periods, even though higher natural gas and oil prices may subsequently increase the ceiling. Full cost companies must use the prices in effect at the end of each accounting quarter, including the impact of derivatives qualifying as hedges, to calculate the ceiling value of their reserves. However, commodity price increases subsequent to the end of a reporting period but prior to the release of periodic reports may be utilized to calculate the ceiling value of reserves. At June 30, 2007 and 2006, the Company’s unamortized costs of natural gas and oil properties did not exceed this ceiling amount. At June 30, 2007, the ceiling value of our reserves was calculated based upon quoted market prices of $6.80 per Mcf for Henry Hub gas and $67.25 per barrel for West Texas Intermediate oil, adjusted for market differentials, and included approximately $129.0 million related to the positive effects of future cash flow hedges of natural gas production. We had approximately 176.0 Bcf of future production hedged at June 30, 2007 (see Item 3 of this Form 10-Q for additional discussion of our hedging activities). A decline in natural gas and oil prices from June 30, 2007 levels or other factors, without other mitigating circumstances, could cause a future write-down of capitalized costs and a non-cash charge against future earnings.

Taxes other than income taxes per Mcfe decreased 46% to $0.21 for the second quarter of 2007, compared to the same period in 2006 and decreased 36% to $0.23 for the six months ended June 30, 2007, compared to the first half of 2006, primarily due to the effects of the changing mix of production.

The timing and amount of production and reserve additions attributed to our Fayetteville Shale play could have a material impact on per unit costs; if production or reserves additions are lower than projected, our per unit costs would increase.

Midstream Services

	For the three months ended		For the six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	($ in thousands)

Revenues	$233,667	$103,460	$412,256	$212,134
Gas purchases	$224,221	$99,853	$395,900	$205,386
Operating costs and expenses	$7,136	$2,808	$14,035	$4,879
Operating income	$2,310	$799	$2,321	$1,869
Gas volumes marketed (Bcf)	32.3	16.6	59.4	30.4

Revenues from our Midstream Services segment were up 126% in the second quarter of 2007 and up 94% for the first six months of 2007, as compared to prior year periods. The increases in revenues primarily resulted from an increase in volumes marketed and increased gathering revenues. Increases and decreases in marketing revenues due to changes in commodity prices are largely offset by corresponding changes in gas purchase expense. Midstream Services had gathering revenues of $7.5 million in the second quarter of 2007 and $12.4 million for the first six months of 2007, compared to $1.3 million and $1.9 million for the comparable periods of 2006. Gathering revenues and expenses for this segment are expected to continue to grow in the future as reserves related to our Fayetteville Shale play are developed and production increases. Operating income from our Midstream Services segment increased 189% in the second quarter of 2007 and 24% for the first six months of 2007, as compared to the same periods of 2006 as a result of the increases in gathering revenues from the Fayetteville Shale play. The margin generated from natural gas marketing activities was down 15% for the second quarter of 2007 and down 19% for the first six months of 2007 as compared to the same periods of 2006.  Margins fluctuate depending on the prices paid for commodities and the ultimate disposition of those commodities. The increase in volumes marketed in the second quarter of 2007, as compared to the same period in 2006, resulted from increased production volumes in the Fayetteville Shale play. Approximately 70% of our volumes marketed for the second quarters and first six months of 2006 and 2007 related to affiliated gas production volumes. We enter into hedging activities from time to time with respect to our gas marketing activities to provide margin protection. We refer you to Item 3, "Qualitative and Quantitative Disclosure about Market Risks" in this Form 10-Q for additional information.

Natural Gas Distribution

	For the three months ended		For the six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues (in thousands)	$27,605	$22,510	$104,599	$100,845
Gas purchases (in thousands)	$16,186	$11,624	$70,403	$68,129
Operating costs and expenses (in thousands)	$13,125	$12,978	$26,521	$26,901
Operating income (loss) (in thousands)	($1,706)	($2,092)	$7,675	$5,815

Sales and end-use transportation deliveries (Bcf)	4.2	3.6	13.7	12.0

Sales customers at period-end	149,389	146,489	149,389	146,489
Average sales rate per Mcf	$11.34	$12.34	$10.85	$12.93

Heating weather - degree days	359	163	2,300	1,950
Percent of normal	111%	50%	92%	78%

Revenues and Operating Income

Revenues for the second quarter of 2007 increased 23% from the comparable period of 2006 and increased 4% for the six months ended June 30, 2007 from the comparable period of 2006 due to increases in volumes delivered that resulted from colder weather.  Weather during the first six months of 2007 was 8% warmer than normal and 14% colder than the same period in 2006.

Operating income for our Natural Gas Distribution segment increased 18% in the second quarter of 2007 and increased 32% for the first six months of 2007, as compared to the same periods of 2006, due to the increases in volumes delivered.

Deliveries and Rates

Deliveries increased 17% and 14% in the three- and six-month periods ended June 30, 2007, respectively, as compared to the same periods of 2006, due to the colder weather. The average sales rate per Mcf decreased during the second quarter and the first six months as an increase in incremental volumes delivered had more impact on the average rates than did changes in natural gas prices.

Our utility segment hedged 3.1 Bcf of derivative gas purchases in the first half of 2007, which had the effect of increasing its total gas supply cost by $6.6 million.  In the first six months of 2006, our utility hedged 1.8 Bcf of its gas supply, which increased its total gas supply cost by $6.8 million. Additionally, our utility segment currently has hedges in place on 2.1 Bcf of gas purchases at an average purchase price of $8.71 per Mcf for the 2007-2008 winter season. See Note 5 of the Notes to Consolidated Financial Statements and Item 3 of this Form 10-Q for additional information regarding our commodity price risk hedging activities.

In July 2007, in response to our utility segment’s request for a $13.1 million rate increase, the APSC approved a rate increase totaling $5.8 million annually, exclusive of costs to be recovered through the utility’s purchase gas adjustment clause. The rate increase will be effective for billings rendered on or after August 1, 2007. The original request relating to the August 2007 increase assumed a rate of return of 11.5% and a capital structure of 50% debt and 50% equity. The APSC order provided for an allowed return on equity of 9.5% and an assumed capital structure of 55% debt and 45% equity.

Operating Costs and Expenses

For the first half of 2007, operating costs and expenses (exclusive of purchased gas costs) for this segment were lower than the comparable period of the prior year due primarily to lower general and administrative expenses. The decrease in general and administrative expenses primarily resulted from a decrease in corporate expenses allocated to the natural gas distribution segment.

Transportation

In the second quarter of 2006, we sold our 25% partnership interest in NOARK to Atlas Pipeline Partners, L.P. for $69.0 million and recognized a pre-tax gain of approximately $10.9 million ($6.7 million after tax) relating to the transaction.  Pre-tax income from operations of $0.9 million for the first six months of 2006 and the gain on the sale in the second quarter were recorded in other income in our statements of operations.

Other Revenues

Other revenues for the first six months of 2007 and 2006 included pre-tax gains of $5.1 million and $1.9 million, respectively, related to the sale of gas-in-storage inventory.

Interest Expense and Interest Income

Interest costs, net of capitalization, increased to $5.0 million and $6.5 million for the second quarter and the first six months of 2007, respectively, due to increased debt levels resulting from our increased level of capital investments. We capitalized $6.0 million of interest in the first six months of 2007 compared to $5.2 million for the same period in 2006, as our costs excluded from amortization in the E&P segment increased to $221.8 million at June 30, 2007, compared to $152.4 million at June 30, 2006.

During the first six months of 2007, we earned interest income of $0.1 million related to our cash equivalents, compared to $4.8 million for the same period in 2006. These amounts are recorded in other income.  We had no cash investments as of June 30, 2007.

Income Taxes

Our provision for deferred income taxes was an effective rate of 38.0% for both the first six months of 2007 and 2006. Any changes in the provision for deferred income taxes recorded each period result primarily from the level of income before income taxes, adjusted for permanent differences.

Pension Expense

We incurred pension costs of $1.3 million and $2.6 million in the second quarter and first six months of 2007, respectively, for our pension and other postretirement benefit plans, compared to $1.0 million and $2.0 million for the same periods of 2006. The increases were primarily the result of an increase in our number of employees. The amount of pension expense recorded is determined by actuarial calculations and is also impacted by the funded status of our plans. We currently expect to contribute $6.9 million to our pension and other postretirement plans in 2007. As of June 30, 2007, $1.5 million has been contributed to our pension plans and $0.2 million has been contributed to our other postretirement plans. For further information regarding our pension plans, we refer you to Note 10 of the Notes to Consolidating Financial Statements in this Form 10-Q.

Stock-Based Compensation

     We recognized expense of $2.6 million and capitalized $1.2 million to the full cost pool for stock-based compensation in the first six months of 2007, compared to $2.0 million expensed and $0.9 million capitalized to the full cost pool for the comparable period of 2006. We refer you to Note 9 of the Notes to Consolidating Financial Statements in this Form 10-Q for additional discussion of our equity based compensation plans.

Adoption of Accounting Principles

During the first quarter of 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48).  FIN 48 provides guidance for recognizing and measuring uncertain tax positions, as defined in FAS 109. FIN 48 prescribes a threshold condition that a tax position must meet to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification and disclosure of these uncertain tax positions.  FIN 48 was effective for fiscal years beginning after December 15, 2006.  The adoption of FIN 48 had no material impact on our results of operations and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

We depend on internally-generated funds, our unsecured revolving credit facility (discussed below under "Financing Requirements") and funds accessed through public debt and equity markets as our primary sources of liquidity. We may borrow up to $750 million under our revolving credit facility from time to time. The amount available under our revolving credit facility may be increased up to $1 billion at any time upon our agreement with our existing or additional lenders. As of June 30, 2007, we had $360.1 million outstanding under our revolving credit facility. At December 31, 2006, we had no indebtedness outstanding under our revolving credit facility.

Net cash provided by operating activities increased 13% to $258.2 million in the first six months of 2007, compared to the same period in 2006, due primarily to an increase in net income and adjustments for non-cash expenses. For the first six months of 2007, requirements for our capital investments were met primarily by our revolving credit facility, cash provided by operating activities, and cash equivalents from the sale and operating leaseback of our drilling rigs on December 29, 2006.

At June 30, 2007, our capital structure consisted of 24% debt and 76% equity.  We believe that our operating cash flow and borrowings under our credit facility will be adequate to meet our capital and operating requirements for the remainder of 2007, however, we may also raise funds in the public debt and equity markets to meet a portion of our cash requirements.

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

Capital Investments

Our capital investments increased 94% to $724.1 million (including $17.7 million for the change in accrued expenditures from December 31, 2006 to June 30, 2007) for the first half of 2007 as compared to the same period last year, of which $670.3 million was invested in our E&P segment. E&P segment investments during the first half of 2006 were $344.2 million, including $45.2 million for drilling rigs that were subsequently sold and leased back in December 2006. Our projected capital investments for 2007 of $1,341 million include approximately $1,237 million related to our E&P segment, of which we expect to allocate approximately $875 million to our Fayetteville Shale play. Our capital investment program for the remainder of 2007 is expected to be funded through cash flow from operations and borrowings under our revolving credit facility. We may also raise funds in the public debt and equity markets to fund a portion of our capital investment program. We may also adjust our level of 2007 capital investments dependent upon our level of cash flow generated from operations, our ability to borrow under our credit facility or access the capital markets.

Financing Requirements

Our total debt outstanding was $497.3 million at June 30, 2007, compared to $137.8 million at December 31, 2006. Our revolving credit facility was amended in February 2007, increasing our borrowing capacity to $750 million (with an accordion feature for an additional $250 million) lowering our borrowing cost and extending the maturity date to February 2012. At June 30, 2007, we had $360.1 million debt under our revolving credit facility. The interest rate on the facility is calculated based upon our public debt rating and is currently 87.5 basis points over LIBOR. The revolving credit facility is currently guaranteed by our subsidiaries, Southwestern Energy Production Company, SEECO, Inc. and Southwestern Energy Services Company and requires additional subsidiary guarantors if certain guaranty coverage levels are not satisfied. Our publicly traded notes were downgraded on August 1, 2006 by Standard and Poor’s to BB+ with a stable outlook from BBB- with a negative outlook. We have a Corporate Family Rating of Ba2 by Moody’s, and our publicly traded notes were rated Ba3 by Moody’s under Moody’s Loss Given Default Assessment on September 19, 2006. Any future downgrades in our public debt ratings could increase our cost of funds under the credit facility. We do not expect our current ratings to impact our ability to obtain acceptable financing terms if we elect to access the public debt market in the future.

Our revolving credit facility contains covenants which impose certain restrictions on us. Under the credit agreement, we may not issue total debt in excess of 60% of our total capital, must maintain a certain level of stockholders’ equity and must maintain a ratio of EBITDA to interest expense of 3.5 or above. Additionally, there are certain limitations on the amount of indebtedness that may be incurred by our subsidiaries. We were in compliance with all of the covenants of our credit agreement at June 30, 2007. Although we do not anticipate any violations of our financial covenants, our ability to comply with those covenants is dependent upon the success of our exploration and development program and upon factors beyond our control, such as the market prices for natural gas and oil. If we are unable to borrow under our credit facility, we would have to decrease our capital investment plans.

At June 30, 2007, our capital structure consisted of 24% debt and 76% equity. Stockholders’ equity in the June 30, 2007 balance sheet includes an accumulated other comprehensive gain of $21.5 million related to our hedging activities that is required to be recorded under the provisions of Statement on Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133), and a loss of $9.9 million related to changes in our pension liability and the adoption of FAS 158. The amount recorded for FAS 133 is based on current market values of our hedges at June 30, 2007, and does not necessarily reflect the value that we will receive or pay when the hedges ultimately are settled, nor does it take into account revenues to be received associated with the physical delivery of sales volumes hedged. Our credit facility’s financial covenants with respect to capitalization percentages exclude the effects of non-cash entries that result from FAS 133 and FAS 158 and the non-cash impact of any full cost ceiling write-downs. Our capital structure at June 30, 2007 would be 25% debt and 75% equity without consideration of the accumulated other comprehensive gain and loss related to FAS 133 and FAS 158.

As part of our strategy to ensure a certain level of cash flow to fund our operations, we have hedged approximately 74% of our expected 2007 gas production. The amount of long-term debt we incur will be dependent upon commodity prices and our capital investment plans. If commodity prices remain at or near their current levels throughout the remainder of 2007, our capital investment plans do not change and we do not issue equity, we will increase our long-term debt in 2007 by approximately $700 to $750 million. If commodity prices significantly decrease, we may decrease and/or reallocate our planned capital investments.

Off-Balance Sheet Arrangements

On May 2, 2006, we sold our 25% partnership interest in NOARK to Atlas Pipeline Partners, L.P., for $69.0 million. As part of the transaction, we assumed and recorded $39.0 million of debt obligations of NOARK Pipeline Finance, L.L.C., which we had previously guaranteed as part of the financing of NOARK.

On December 29, 2006, we entered into a sale/leaseback transaction pursuant to which we sold 13 operating drilling rigs, two rigs yet to be delivered and related equipment and then leased such drilling rigs and equipment from the buyer for an initial term of eight years commencing January 1, 2007 for aggregate rental payments of approximately $19.6 million annually. Subject to certain conditions, we have options to purchase the rigs and related equipment from the lessors at the end of the 84th month of the lease term at an agreed upon price or at the end of the lease term for the then fair market value. Additionally, we have the option to renew each lease for a negotiated renewal term at a periodic rental equal to the fair market rental value of the rigs as determined at the time of renewal.

Contractual Obligations and Contingent Liabilities and Commitments

We have various contractual obligations in the normal course of our operations and financing activities. Other than the agreements mentioned below, there have been no material changes to our contractual obligations as disclosed in our 2006 Annual Report on Form 10-K.

During the first quarter of 2007, one of our E&P subsidiaries renegotiated a previous agreement with a rig operating company, resulting in the net reduction of our future commitments for rig operating fees by approximately $20.6 million over the next three years.

Contingent Liabilities and Commitments

Substantially all of our employees are covered by defined benefit and postretirement benefit plans. As a result of actuarial data, we expect to record expenses of $5.3 million in 2007 for these plans, of which $2.6 million has been recorded in the first six months of 2007. At June 30, 2007, we had an accrued pension benefit liability recorded of $12.5 million. For further information regarding our pension and other postretirement benefit plans, we refer you to Note 10 of the Notes to Consolidating Financial Statements in this Form 10-Q.

We are subject to litigation and claims (including with respect to environmental matters) that arise in the ordinary course of business. Management believes, individually or in aggregate, such litigation and claims will not have a material adverse impact on our financial position or our results of operations, but these matters are subject to inherent uncertainties and management's view may change in the future. If an unfavorable final outcome were to occur, there exists the possibility of a material impact on our financial position and the results of operations for the period in which the effect becomes reasonably estimable.

Working Capital

We maintain access to funds that may be needed to meet capital requirements through our credit facility described above. We had negative working capital of $125.4 million at June 30, 2007, and $55.0 million at December 31, 2006. Current assets decreased at June 30, 2007 primarily due to a decrease of $42.0 million in cash equivalents. Current liabilities increased $30.7 million primarily due to an increase in our accounts payable at June 30, 2007. Both changes reflect our increased level of capital investments as discussed in “Capital Investments” above.

Gas in Underground Storage

We record our gas stored in inventory that is owned by the E&P segment at the lower of weighted average cost or market. Gas expected to be cycled within the next 12 months is recorded in current assets with the remaining stored gas reflected as a long-term asset. The quantity and average cost of gas in storage was 9.1 Bcf at $3.89 per Mcf at June 30, 2007, and 9.6 Bcf at $3.89 per Mcf at December 31, 2006.

The gas in inventory for the E&P segment is used primarily to supplement field production in meeting the segment's contractual commitments, including delivery to customers of our natural gas distribution business, particularly during periods of colder weather. As a result, demand fees paid by the Natural Gas Distribution segment to the E&P segment, which are passed through to the utility's customers, are a part of the realized price of the gas in storage. In determining the lower of cost or market for storage gas, we utilize the gas futures market in assessing the price we expect to be able to realize for our gas in inventory. A significant decline in the future market price of natural gas could result in a write-down of our gas in storage carrying cost.

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

Credit Risk

Our financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables and derivative contracts associated with commodities trading. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas. No single customer accounts for greater than 5% of accounts receivable at June 30, 2007. In addition, please see the discussion of credit risk associated with commodities trading below.

Interest Rate Risk

At June 30, 2007, we had $497.3 million of total debt with an average interest rate of 6.52%.  Our revolving credit facility has a floating interest rate (6.20% at June 30, 2007). At June 30, 2007, we had $360.1 million of borrowings outstanding under the facility.  Our policy is to manage interest rates through use of a combination of fixed and floating rate debt. Interest rate swaps may be used to adjust interest rate exposures when appropriate.  We do not have any interest rate swaps in effect currently.

Commodities Risk

We use over-the-counter natural gas and crude oil swap agreements and options to hedge sales of our production, to hedge activity in our midstream services segment, and to hedge the purchase of gas in our natural gas distribution segment against the inherent price risks of adverse price fluctuations or locational pricing differences between a published index and the NYMEX futures market. These swaps and options include (1) transactions in which one party will pay a fixed price (or variable price) for a notional quantity in exchange for receiving a variable price (or fixed price) based on a published index (referred to as price swaps), (2) transactions in which parties agree to pay a price based on two different indices (referred to as basis swaps), and (3) the purchase and sale of index-related puts and calls (collars) that provide a "floor" price below which the counterparty pays (production hedge) or receives (gas purchase hedge) funds equal to the amount by which the price of the commodity is below the contracted floor, and a "ceiling" price above which we pay to (production hedge) or receive from (gas purchase hedge) the counterparty the amount by which the price of the commodity is above the contracted ceiling.

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

Exploration and Production

The following table provides information about our financial instruments that are sensitive to changes in commodity prices and that are used to hedge prices for our future gas production. The table presents the notional amount in Bcf (billion cubic feet), the weighted average contract prices, and the fair value by expected maturity dates. At June 30, 2007, the fair value of our financial instruments related to natural gas production and underground storage sales was a $30.8 million asset.

	Volume	Weighted Average Price to be Swapped ($)	Weighted Average Floor Price ($)	Weighted Average Ceiling Price ($)	Weighted Average Basis Differential ($)	Fair Value at June 30, 2007 ($ in millions)
Natural Gas (Bcf):

Fixed Price Swaps:
2007 (1)	26.2	7.91	-	-	-	16.2
2008 (2)	37.6	8.35	-	-	-	5.8
2009	26.0	8.05	-	-	-	(3.5)

Costless Collars:
2007	17.0	-	6.85	10.64	-	4.8
2008	48.0	-	7.92	11.60	-	12.5
2009	22.0	-	7.83	11.18	-	(2.4)

Basis Swaps:
2007	19.1	-	-	-	(0.55)	(1.8)
2008	44.1	-	-	-	(0.47)	(1.8)

Matched-Basis Swaps:
2007	15.1	-	-	-	(0.42)	1.7
2008	8.0	-	-	-	(0.73)	(0.7)

(1)

Includes fixed-price swaps for 0.2 Bcf relating to future sales from our underground storage facility that have a fair value asset of $0.2 million.

(2)

Includes fixed-price swaps for 0.6 Bcf relating to future sales from our underground storage facility that have a fair value asset of $0.5 million.

At June 30, 2007, we had outstanding fixed-price basis differential swaps on 19.1 Bcf of 2007 and 44.1 Bcf of 2008 gas production that did not qualify for hedge accounting treatment, as shown in the table above. The fair value of these differential swaps was a liability of $3.6 million at June 30, 2007.  As of July 27, 2007, we have basis-protected an additional 1.1 Bcf of future gas production subsequent to the end of the quarter.

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

Midstream Services

At June 30, 2007, our Midstream Services segment had outstanding hedges in place on 1.0 Bcf of gas.  These hedges are a mixture of fixed-price swap purchases and sales relating to our gas marketing activities. These hedges have contract months from July 2007 through March 2008 and have fair value asset of $0.9 million as of June 30, 2007.  An additional liability of $0.8 million was recognized as an offset to these hedges for physical gas purchases and sales commitments relating specifically to the hedged deals.

Natural Gas Distribution

At June 30, 2007, our Natural Gas Distribution segment had outstanding hedges in place on 0.8 Bcf of gas.  These hedges are fixed-price swap purchases that relate to the utility’s planned hedging program for the winter heating season. These hedges have contract months from November 2007 through March 2008, and have a fair value liability of $0.4 million as of June 30, 2007.  As of July 27, 2007, we have entered into additional hedges of 1.3 Bcf for total outstanding hedges of 2.1 Bcf related to the utility’s future gas purchases.

ITEM 4. CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act).  Our disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, accumulate and communicate information to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and submission within the time periods specified in the SEC’s rules and forms. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those determined to be effective can provide only a reasonable assurance with respect to financial statement preparation and presentation. Based on the evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2007, and provided a level of reasonable assurance with respect to financial statement preparation and presentation. There were no changes in our internal control over financial reporting during the three months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its Annual Meeting of Shareholders on May 10, 2007, for the purpose of electing Directors of the Company for the ensuing year and to ratify the appointment of PricewaterhouseCoopers LLP to serve as the Company’s independent registered public accounting firm for 2007. Holders of 157,626,046 shares (93.26% of total outstanding shares) voted in total.

The Directors were elected with the number of shares voted as follows:

	Voted For	Withheld
Lewis E. Epley, Jr.	157,356,268	269,778
Robert L. Howard	156,298,723	1,327,323
Harold M. Korell	156,387,546	1,238,500
Vello A. Kuuskraa	157,352,653	273,393
Kenneth R. Mourton	156,295,339	1,330,707
Charles E. Scharlau	147,777,869	9,848,177

Holders of 157,310,677 shares voted for the proposal to ratify the appointment of PricewaterhouseCoopers LLP to serve as the Company’s independent registered public accounting firm for 2007, 68,382 shares voted against and 246,987 shares abstained.

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

SOUTHWESTERN ENERGY COMPANY
Registrant

Dated:	July 31, 2007	/s/ GREG D. KERLEY
Greg D. Kerley
Executive Vice President
and Chief Financial Officer