Form 10-Q
period 2007-09-30
SOUTHWESTERN ENERGY CO
filed 2007-11-07
CIK 7332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the quarterly period ended September 30, 2007

or

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
Large accelerated filer X Accelerated filer Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes:	No: X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at November 5, 2007
Common Stock, Par Value $0.01	170,435,408

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

*

our ability to fund our planned capital investments;

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

PART I

FINANCIAL INFORMATION

3

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands, except share/per share amounts)
Operating Revenues:
Gas sales	$201,095	$121,515	$596,798	$409,883
Gas marketing	81,361	33,261	208,916	98,277
Oil sales	10,113	11,305	29,566	31,749
Gas transportation and other	5,053	2,313	17,076	9,186
	297,622	168,394	852,356	549,095
Operating Costs and Expenses:
Gas purchases - midstream services	78,588	31,314	201,293	91,474
Gas purchases - gas distribution	2,063	2,174	57,471	50,994
Operating expenses	21,562	17,360	62,084	47,828
General and administrative expenses	20,099	16,947	54,782	46,738
Depreciation, depletion and amortization	81,426	40,459	203,646	100,512
Taxes, other than income taxes	4,431	7,022	17,862	20,333
	208,169	115,276	597,138	357,879
Operating Income	89,453	53,118	255,218	191,216

Interest Expense:
Interest on long-term debt	10,695	2,871	22,204	7,690
Other interest charges	173	400	1,099	1,043
Interest capitalized	(3,604)	(3,051)	(9,575)	(8,232)
	7,264	220	13,728	501
Other Income (Loss)	83	1,217	(21)	17,674

Income Before Income Taxes and Minority Interest	82,272	54,115	241,469	208,389
Minority Interest in Partnership	(79)	(120)	(273)	(525)

Income Before Income Taxes	82,193	53,995	241,196	207,864
Provision for Income Taxes - Deferred	31,233	20,518	91,654	78,988

Net Income	$50,960	$33,477	$149,542	$128,876

Earnings Per Share:
Basic	$0.30	$0.20	$0.88	$0.77
Diluted	$0.30	$0.20	$0.87	$0.75

Weighted Average Common Shares Outstanding:
Basic	169,795,520	167,514,249	169,292,304	167,114,831
Diluted	172,544,112	171,578,104	172,363,419	171,140,513

The accompanying notes are an integral part of these consolidated financial statements.

4

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
BALANCE SHEETS
(Unaudited)

ASSETS

	September 30,	December 31,
	2007	2006
	(in thousands)
Current Assets
Cash and cash equivalents	$615	$42,927
Accounts receivable	136,053	131,370
Inventories, at average cost	75,244	62,488
Hedging asset - FAS 133	69,147	64,082
Other	30,094	22,969
Total current assets	311,153	323,836

Property, Plant and Equipment, at cost
Gas and oil properties, using the full cost method, including $288.8 million in 2007 and $166.8 million in 2006 excluded from amortization	3,692,926	2,651,427
Gas distribution systems	233,005	226,067
Gathering systems	127,714	51,836
Gas in underground storage	32,254	32,254
Other	86,939	77,702
	4,172,838	3,039,286
Less: Accumulated depreciation, depletion and amortization	1,225,527	1,022,786
	2,947,311	2,016,500

Other Assets	34,665	38,733

Total Assets	$3,293,129	$2,379,069

The accompanying notes are an integral part of these consolidated financial statements.

5

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
BALANCE SHEETS
(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

	September 30,	December 31,
	2007	2006
	(in thousands)
Current Liabilities
Current portion of long-term debt	$1,200	$1,200
Accounts payable	333,676	266,023
Taxes payable	12,291	16,088
Advances from partners and customer deposits	37,443	31,941
Hedging liability - FAS 133	8,145	23,864
Over-recovered purchased gas costs	15,214	10,580
Current deferred income taxes	7,004	19,162
Other	14,537	10,002
Total current liabilities	429,510	378,860

Long-Term Debt	730,300	136,600

Other Liabilities
Deferred income taxes	459,525	370,522
Long-term hedging liability	7,915	4,902
Pension liability	9,938	11,697
Other	34,515	30,811
	511,893	417,932

Commitments and Contingencies

Minority Interest in Partnership	10,912	11,034

Stockholders' Equity
Common stock, $0.01 par value; authorized 540,000,000 shares, issued 170,307,333 shares in 2007 and 168,953,893 in 2006	1,703	1,690
Additional paid-in capital	768,312	740,609
Retained earnings	810,399	660,857
Accumulated other comprehensive income	34,752	31,487
Common stock in treasury, at cost, 111,162 shares in 2007	(4,652)	-
	1,610,514	1,434,643

Total Liabilities and Stockholders' Equity	$3,293,129	$2,379,069

The accompanying notes are an integral part of these consolidated financial statements.

6

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended
	September 30,
	2007	2006
	(in thousands)
Cash Flows From Operating Activities
Net income	$149,542	$128,876
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation, depletion and amortization	204,662	101,425
Deferred income taxes	91,654	78,988
Unrealized (gain) loss on derivatives	(2,669)	3,542
Stock-based compensation expense	3,839	4,034
Minority interest in partnership	(122)	(230)
Gain on sale of investment in partnership and other property	-	(10,863)
Equity in income of NOARK partnership	-	(925)
Change in assets and liabilities:
Accounts receivable	(4,683)	47,468
Inventories	(12,756)	(11,654)
Under/over-recovered purchased gas costs	4,634	(148)
Accounts payable	21,513	(17,506)
Advances from partners and customer deposits	5,501	16,500
Deferred tax benefit - stock options	(17,858)	(7,447)
Other assets and liabilities	(8,239)	(924)
Net cash provided by operating activities	435,018	331,136

Cash Flows From Investing Activities
Capital investments	(1,139,946)	(603,410)
Proceeds from sale of investment in partnership and other property	5,777	79,655
Other items	383	880
Net cash used in investing activities	(1,133,786)	(522,875)

Cash Flows From Financing Activities
Debt retirement	(600)	(600)
Payments on revolving long-term debt	(628,050)	-
Borrowings under revolving long-term debt	1,222,350	-
Revolving credit facility amendment costs	(1,275)	-
Excess tax benefit for stock-based compensation	17,858	7,447
Change in bank drafts outstanding	42,013	11,768
Proceeds from exercise of common stock options	4,160	2,540
Net cash provided by financing activities	656,456	21,155

Decrease in cash and cash equivalents	(42,312)	(170,584)
Cash and cash equivalents at beginning of year	42,927	223,705
Cash and cash equivalents at end of period	$615	$53,121

The accompanying notes are an integral part of these consolidated financial statements.

7

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

						Accumulated
	Common Stock		Additional		Common	Other
	Shares		Paid-In	Retained	Stock in	Comprehensive
	Issued	Amount	Capital	Earnings	Treasury	Income (Loss)	Total
	(in thousands)
Balance at December 31, 2006	168,954	$1,690	$740,609	$660,857	$-	$31,487	$1,434,643
Comprehensive income:
Net income	-	-	-	149,542	-	-	149,542
Change in value of derivatives	-	-	-	-	-	2,830	2,830
Change in value of pension liability	-	-	-	-	-	435	435
Total comprehensive income	-	-	-	-	-	-	152,807

Tax benefit for stock-based compensation	-	-	17,858	-	-	-	17,858
Stock-based compensation - FAS 123(R)	-	-	5,698	-	-	-	5,698
Exercise of stock options	1,339	13	4,147	-	-	-	4,160
Issuance of restricted stock	36	-	-	-	-	-	-
Cancellation of restricted stock	(22)	-	-	-	-	-	-
Treasury stock	-	-	-	-	(4,652)	-	(4,652)

Balance at September 30, 2007	170,307	$1,703	$768,312	$810,399	$(4,652)	$34,752	$1,610,514

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)

Net income	$50,960	$33,477	$149,542	$128,876
Change in value of derivatives
Current period reclassification to earnings	(16,136)	474	(30,075)	359
Current period ineffectiveness	(870)	(6,396)	3,939	(10,863)
Current period change in derivative instruments	39,782	44,973	28,966	133,667
Total change in value of derivatives	22,776	39,051	2,830	123,163
Current period change in pension liability	435	-	435	-
Comprehensive income, end of period	$74,171	$72,528	$152,807	$252,039

The accompanying notes are an integral part of these consolidated financial statements.

8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Southwestern Energy Company and Subsidiaries

September 30, 2007

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

(2)

(

GAS AND OIL PROPERTIES

The Company utilizes the full cost method of accounting for costs related to the exploration, development, and acquisition of natural gas and oil reserves. Under this method, all such costs (productive and nonproductive) including salaries, benefits and other internal costs directly attributable to these activities are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the units-of-production method. These capitalized costs are subject to a ceiling test that limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved natural gas and oil reserves discounted at 10 percent (standardized measure) plus the lower of cost or market value of unproved properties. Any costs in excess of the ceiling are written off as a non-cash expense.  The expense may not be reversed in future periods, even though higher natural gas and oil prices may subsequently increase the ceiling. Full cost companies must use the prices in effect at the end of each accounting quarter, including the impact of derivatives qualifying as hedges, to calculate the ceiling value of their reserves. However, commodity price increases subsequent to the end of a reporting period but prior to the release of periodic reports may be utilized to calculate the ceiling value of reserves. At September 30, 2007, the ceiling value of the Company’s reserves was calculated based upon quoted market prices of $6.38 per Mcf for Henry Hub gas and $78.25 per barrel for West Texas Intermediate oil, adjusted for market differentials. At September 30, 2007, the Company's unamortized costs of natural gas and oil properties did not exceed this ceiling amount. Cash flow hedges of gas production in place at September 30, 2007 increased the calculated ceiling value by approximately $225.0 million (net of tax). Without the effects of cash flow hedges, the Company’s unamortized costs of natural gas and oil properties would have exceeded the ceiling amount. The Company had approximately 174.0 Bcf of future gas production hedged at September 30, 2007. Decreases in market prices from September 30, 2007 levels, as well as changes in production rates, levels of reserves, the evaluation of costs excluded from amortization, future development costs, and service costs could result in future ceiling test impairments.

(3)

EARNINGS PER SHARE

The following table presents the computation of earnings per share for the three and nine months ended September 30, 2007 and 2006, respectively:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Net Income (in thousands)	$ 50,960	$ 33,477	$ 149,542	$ 128,876

Number of Common Shares:
Weighted average outstanding	169,795,520	167,514,249	169,292,304	167,114,831
Issued upon assumed exercise of outstanding stock options	2,506,547	3,565,013	2,847,287	3,498,226
Effect of issuance of nonvested restricted common shares	242,045	498,842	223,828	527,456
Weighted average and potential dilutive outstanding (1)	172,544,112	171,578,104	172,363,419	171,140,513

Net Income per Common Share:
Basic	$ 0.30	$ 0.20	$ 0.88	$ 0.77
Diluted	$ 0.30	$ 0.20	$ 0.87	$ 0.75

(1)   Options for 226,473 shares for the nine months ended September 30, 2007 and 220,730 shares for the comparable period of 2006 were excluded from the calculations because they would have had an antidilutive effect.  Additionally, 400 shares of restricted stock for the nine months ended September 30, 2007 and 5,535 shares of restricted stock for the comparable period of 2006 were excluded from the calculations because they would have had an antidilutive effect.

(4)

DEBT

Debt balances as of September 30, 2007 and December 31, 2006 consisted of the following:

	September 30,	December 31,
	2007	2006
	(in thousands)

Short-term:
7.15% Senior Notes due 2018 (current portion)	$ 1,200	$ 1,200

Long-term:
Variable rate (6.10% at September 30, 2007) unsecured revolving credit facility	594,300	-
7.625% Senior Notes due 2027, putable at the holders' option in 2009	60,000	60,000
7.21% Senior Notes due 2017	40,000	40,000
7.15% Senior Notes due 2018	36,000	36,600
Total long-term debt	730,300	136,600

Total debt	$ 731,500	$ 137,800

On October 12, 2007, the Company amended its unsecured revolving credit facility to, among other things, increase the current borrowing capacity to $1.0 billion.  Pursuant to the amendment, the amount available under the revolving credit facility may be increased to $1.25 billion at any time upon the Company’s agreement with its existing or additional lenders.  There was $594.3 million outstanding under the revolving credit facility at September 30, 2007, compared to no amount outstanding at December 31, 2006. The interest rate on the amended credit facility is calculated based upon the Company’s debt rating and is currently 87.5 basis points over the current London Interbank Offered Rate (LIBOR). The revolving credit facility is currently guaranteed by the Company’s subsidiaries, Southwestern Energy Production Company, SEECO, Inc. and Southwestern Energy Services Company and requires additional subsidiary guarantors if certain guaranty coverage levels are not satisfied. The revolving credit facility also contains covenants which impose certain restrictions on the Company. Under the credit agreement, the Company may not issue total debt in excess of 60% of its total capital, must maintain a certain level of stockholders' equity, and must maintain a ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) to interest expense of 3.5 or above. There are also restrictions on the ability of the Company’s subsidiaries to incur debt.  At September 30, 2007, the Company’s capital structure consisted of 31% debt and 69% equity and it was in compliance with the covenants of its debt agreements.

(5)

DERIVATIVES AND RISK MANAGEMENT

Management enters into various types of derivative instruments for a portion of the Company’s projected gas and oil sales to reduce its exposure to market price volatility for natural gas and oil.  At September 30, 2007, our gas derivative instruments consisted of price swaps, costless collars and basis swaps. Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), as amended by FAS 137, FAS 138 and FAS 149, requires that all derivatives be recognized in the balance sheet as either an asset or liability measured at its fair value. Accounting for qualifying hedges allows a derivative's gains and losses to be recorded as a component of other comprehensive income. Hedges that are not elected for hedge accounting treatment or that do not meet the requirement of FAS 133 cannot be recorded as a component of other comprehensive income. The Company’s hedging practices are summarized in Note 8 of the Notes to Consolidated Financial Statements of the 2006 Annual Report on Form 10-K.

At September 30, 2007, the Company's net asset recorded on the balance sheet related to its hedging activities was $74.9 million. Additionally, at September 30, 2007, the Company had recorded a gain to other comprehensive income of $44.2 million related to its hedging activities. The amount recorded in other comprehensive income will be relieved over time and taken to the income statement as the physical transactions being hedged occur. Assuming the market prices of gas futures as of September 30, 2007 remain unchanged, the Company would expect to transfer an aggregate after-tax gain of approximately $36.1 million from accumulated other comprehensive income to earnings during the next 12 months. The change in accumulated other comprehensive income related to derivatives was a gain of $36.2 million ($22.8 million after tax) compared to a gain of $62.0 million ($39.1 million after tax) for the three months ended September 30, 2007 and 2006, respectively, and a gain of $4.5 million ($2.8 million after tax) compared to a gain of $195.5 million ($123.2 million after tax) for the nine months ended September 30, 2007 and 2006, respectively.  Additional volatility in earnings and other comprehensive income may occur in the future as a result of the application of FAS 133.

(6)

SEGMENT INFORMATION

The Company’s three reportable business segments, Exploration and Production (E&P), Midstream Services and Natural Gas Distribution, have been identified based on the differences in products or services provided. Revenues for the E&P segment are derived from the production and sale of natural gas and crude oil. The Midstream Services segment generates revenue through the marketing of both Company and third-party produced gas volumes and through gathering fees associated with the transportation of natural gas to market. Gathering revenues are expected to increase in the future as the level of production from our Fayetteville Shale properties continues to increase. Revenues for the Natural Gas Distribution segment arise from the transportation and sale of natural gas at retail.

Summarized financial information for the Company's reportable segments is shown in the following table. The accounting policies of the segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of the 2006 Annual Report on Form 10-K. Management evaluates the performance of its segments based on operating income, defined as operating revenues less operating costs and expenses. Income before income taxes is the sum of operating income, interest expense, other income (expense) and minority interest in partnership. The "Other" column includes items not related to the Company's reportable segments including real estate, corporate items and, with respect to the nine months ended September 30, 2006, the Company’s former investment in the Ozark Gas Transmission system.

	Exploration And Production	Midstream Services	Natural Gas Distribution	Other		Total
	(in thousands)
Three months ended September 30, 2007:
Revenues from external customers	$ 195,569	$ 84,819	$ 17,234	$ -		$ 297,622
Intersegment revenues	8,561	154,208	20	112		162,901
Operating income (loss)	88,856	4,078	(3,541)	60		89,453
Interest and other income (loss) (1)	299	-	(216)	-		83
Depreciation, depletion and amortization expense	78,279	1,505	1,610	32		81,426
Interest expense (1)	5,483	608	1,173	-		7,264
Provision (benefit) for income taxes (1)	31,766	1,318	(1,873)	22		31,233
Assets	2,838,405	203,649	179,988	71,087	(2)	3,293,129	(2)
Capital investments (3)	381,099	31,115	2,498	1,888		416,600

Three months ended September 30, 2006:
Revenues from external customers	$ 116,289	$ 33,830	$ 18,275	$ -		$ 168,394
Intersegment revenues	8,483	91,497	20	111		100,111
Operating income (loss)	56,326	1,259	(4,530)	63		53,118
Interest and other income (loss) (1)	1,330	-	(117)	4		1,217
Depreciation, depletion and amortization expense	38,792	174	1,470	23		40,459
Interest expense (1)	190	-	30	-		220
Provision (benefit) for income taxes (1)	21,763	474	(1,776)	57		20,518
Assets	1,818,899	73,937	185,918	101,789	(2)	2,180,543	(2)
Capital investments (3)	233,688	14,727	2,777	7,253		258,445

	Exploration And Production	Midstream Services	Natural Gas Distribution	Other		Total
	(in thousands)
Nine months ended September 30, 2007:
Revenues from external customers	$ 515,458	$ 215,217	$ 121,681	$ -		$ 852,356
Intersegment revenues	31,731	436,066	172	336		468,305
Operating income	244,518	6,399	4,134	167		255,218
Interest and other income (loss) (1)	392	-	(420)	7		(21)
Depreciation, depletion and amortization expense	195,392	3,291	4,859	104		203,646
Interest expense (1)	9,122	989	3,617	-		13,728
Provision for income taxes (1)	89,496	2,055	37	66		91,654
Assets	2,838,405	203,649	179,988	71,087	(2)	3,293,129	(2)
Capital investments (3)	1,051,422	76,395	8,441	4,436		1,140,694

Nine months ended September 30, 2006:
Revenues from external customers	$ 330,969	$ 99,166	$ 118,960	$ -		$ 549,095
Intersegment revenues	29,276	238,295	180	336		268,087
Operating income	186,606	3,128	1,285	197		191,216
Interest and other income (loss) (1)	6,184	-	(312)	11,802		17,674
Depreciation, depletion and amortization expense	95,225	580	4,636	71		100,512
Interest expense (1)	394	-	107	-		501
Provision for income taxes (1)	72,882	1,184	331	4,591		78,988
Assets	1,818,899	73,937	185,918	101,789	(2)	2,180,543	(2)
Capital investments (3)	577,905	30,639	9,108	14,470		632,122

(1)

Interest income, interest expense and the provision (benefit) for income taxes by segment are allocations as they are incurred at the corporate level.

(2)

Other assets include corporate assets not allocated to segments, assets for non-reportable segments and the Company's investment in cash equivalents.

(3)

Capital investments include a reduction of $20.2 million and $2.5 million for the three- and nine-month periods ended September 30, 2007, respectively, and an increase of $11.5 million and $26.8 million for the three- and nine-month periods ended September 30, 2006, respectively, relating to the change in accrued expenditures between periods.

Included in intersegment revenues of the Midstream Services segment are $133.7 million and $77.7 million for the third quarters of 2007 and 2006, respectively, and $382.8 million and $200.3 million for the nine months ended September 30, 2007 and 2006, respectively, for marketing of the Company's E&P sales. Intersegment sales by the E&P segment and Midstream Services segment to the Natural Gas Distribution segment are priced in accordance with the terms of existing contracts and current market conditions. Parent company assets include furniture and fixtures and prepaid costs. Parent company general and administrative costs, depreciation expense and taxes other than income are allocated to segments. All of the Company's operations are located within the United States.

(7)

INTEREST AND INCOME TAXES PAID

The following table provides interest and income taxes paid during each period presented:

	For the nine months ended
	September 30,
	2007	2006
	(in thousands)

Interest payments	$19,141	$5,825
Income tax payments	$-	$6

(8)

CONTINGENCIES AND COMMITMENTS

Operating Commitments

The Company has various operating commitments in the normal course of its operations. The Company has not made any new material operating commitments or modified its disclosed material commitments other than as disclosed in the 2006 Annual Report on Form 10-K and the Form 10-Q for the period ended June 30, 2007.

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

(9)

STOCK-BASED COMPENSATION

The Company has incentive plans that provide for the issuance of equity awards, including stock options and restricted stock. These plans are discussed more fully in Note 9 of the Notes to Consolidated Financial Statements included in Item 8 of the 2006 Annual Report on Form 10-K. The Company has issued options and restricted stock under these plans. All options are issued at fair market value at the date of grant and expire seven years from the date of grant for awards under the 2004 Plan and ten years from the date of grant for awards under all other plans. Generally, stock options granted to employees and directors vest ratably over three to four years from the grant date. There were no stock options granted during the first nine months of 2007. The Company issues shares of restricted stock to employees and directors which generally vest over four years. The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the individual grants with the exception of awards granted to participants who have reached retirement age and have met the minimum service requirements in order to become fully vested prior to the requisite service period.

For the third quarter and first nine months of 2007, the Company recorded compensation cost of $0.6 and $1.9 million, respectively, in general and administrative expense related to stock options.  Additional amounts of $0.2 million and $0.5 million for the same respective periods were directly related to the acquisition, exploration and development activities for the Company’s gas and oil properties and were capitalized into the full cost pool. The Company also recorded a deferred tax benefit of $0.7 million related to stock options for the nine months ended September 30, 2007. A total of $3.9 million of unrecognized compensation costs related to stock options not yet vested is expected to be recognized over future periods. For the third quarter and first nine months of 2006, the Company recorded compensation cost of $1.4 and $2.5 million, respectively, in general and administrative expense related to stock options.  Additional amounts of $0.1 million and $0.4 million for the same respective periods were directly related to the acquisition, exploration and development activities for the Company’s gas and oil properties and were capitalized into the full cost pool.

For the third quarter and first nine months of 2007, the Company recorded compensation cost of $0.6 and $1.9 million, respectively, in general and administrative expense related to prior restricted stock grants. Additional amounts of $0.5 million and $1.4 million for the same respective periods were directly related to the acquisition, exploration and development activities for the Company’s gas and oil properties and were capitalized into the full cost pool. As of September 30, 2007, there was $9.6 million of total unrecognized compensation cost related to nonvested shares of restricted stock.  For the third quarter and first nine months of 2006, the Company recorded compensation cost of $0.6 and $1.5 million, respectively, in general and administrative expense related to restricted stock.  Additional amounts of $0.3 million and $0.9 million for the same respective periods were directly related to the acquisition, exploration and development activities for the Company’s gas and oil properties and were capitalized into the full cost pool.

The following tables summarize stock option activity for the first three quarters of 2007 and provide information for options outstanding at September 30, 2007:

	Number of Options	Weighted Average Exercise Price

Outstanding at December 31, 2006	5,792,240	$ 6.19
Granted	-	-
Exercised	(1,338,931)	3.11
Forfeited or expired	(12,000)	20.91
Outstanding at September 30, 2007	4,441,309	$ 7.09

Exercisable at September 30, 2007	3,893,005	$ 3.96

During the first nine months of 2007 and 2006 there were no options granted. The total intrinsic value of options exercised during the first nine months of 2007 and 2006 was $52.1 million and $25.6 million, respectively. Associated with the exercise of stock options, the Company received a tax benefit of $17.9 million and $7.4 million in the first nine months of 2007 and 2006, respectively. The tax benefit is recorded as an increase in additional paid-in capital.

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Options Outstanding at September 30, 2007	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)	Options Exercisable at September 30, 2007	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)

$1.50 - $1.86	1,683,243	$ 1.75	2.8		1,683,243	$ 1.75
$1.87 - $2.85	461,307	2.52	3.8		461,307	2.52
$2.86 - $5.00	751,806	2.91	4.9		751,806	2.91
$5.01 - $12.00	733,514	5.49	6.2		693,514	5.45
$12.01 - $42.00	811,439	26.06	5.0		303,135	17.63
	4,441,309	$ 7.09	4.2	$ 154,401	3,893,005	$ 3.96	$ 147,501

The following table summarizes restricted stock activity for the first nine months of 2007:

	Number of Shares	Weighted Average Grant Date Fair Value

Unvested shares at December 31, 2006	478,732	$ 25.30
Granted	35,550	39.07
Vested	(16,633)	17.79
Forfeited	(21,842)	29.99
Unvested shares at September 30, 2007	475,807	$ 26.37

(10)

PENSION PLAN AND OTHER POSTRETIREMENT BENEFITS

The Company applies Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." Substantially all employees are covered by the Company's defined benefit pension and postretirement benefit plans. Net periodic pension and other postretirement benefit costs include the following components for the three- and nine-month periods ended September 30, 2007 and 2006:

	Pension Benefits
	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
	(in thousands)

Service cost	$ 995	$ 753	$ 2,987	$ 2,258
Interest cost	1,061	971	3,182	2,911
Expected return on plan assets	(1,140)	(1,145)	(3,419)	(3,433)
Amortization of prior service cost	119	109	356	327
Amortization of net loss	115	189	345	569
Net periodic benefit cost	$ 1,150	$ 877	$ 3,451	$ 2,632

	Postretirement Benefits
	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
	(in thousands)

Service cost	$ 104	$ 68	$ 313	$ 203
Interest cost	54	47	162	141
Expected return on plan assets	(21)	(18)	(61)	(52)
Amortization of net loss	6	9	16	26
Amortization of transition obligation	22	22	65	65
Net periodic benefit cost	$ 165	$ 128	$ 495	$ 383

The Company currently expects to contribute $6.5 million to the pension plans and $0.4 million to the postretirement benefit plans in 2007. As of September 30, 2007, $4.5 million has been contributed to our pension plans, and $0.3 million has been contributed to the postretirement benefit plans.

The Company also maintains a non-qualified defined contribution supplemental retirement savings plan for certain key employees whereby participants may elect to defer and contribute a portion of their compensation, as permitted by the plan. The Company maintains supplemental retirement savings plan assets that are accounted for in accordance with EITF Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Accounts are Held in a Rabbi Trust and Invested” (EITF 97-14), and the underlying assets are held in a Rabbi Trust.  Shares of the Company’s common stock purchased under a non-qualified deferred compensation arrangement are held in a Rabbi Trust and are presented as treasury stock. As of September 30, 2007, 111,162 shares were accounted for as treasury stock.

(11)

ASSET RETIREMENT OBLIGATIONS

Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," (FAS 143) requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The Company owns natural gas and oil properties which require expenditures to plug and abandon the wells when reserves in the wells are depleted. These expenditures under FAS 143 are recorded in the period the liability is incurred (at the time the wells are drilled or acquired). The following table summarizes the Company's activity related to asset retirement obligations (in thousands) for the nine-month period ended September 30, 2007 and for the year ended December 31, 2006:

Asset retirement obligation at January 1	$ 10,545	$ 9,229
Accretion of discount	346	401
Obligations incurred	1,683	1,152
Obligations settled/removed	(329)	(645)
Revisions of estimates	-	408
Asset retirement obligation at September 30, 2007 and December 31, 2006	$ 12,245	$ 10,545

Current liability	727	593
Long-term liability	11,518	9,952
Asset retirement obligation at September 30, 2007 and December 31, 2006	$ 12,245	$ 10,545

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following updates information as to Southwestern Energy Company's financial condition provided in our 2006 Annual Report on Form 10-K and analyzes the changes in the results of operations between the three- and nine-month periods ended September 30, 2007 and 2006. For definitions of commonly used gas and oil terms used in this Form 10-Q, please refer to the "Glossary of Certain Industry Terms" provided in our 2006 Annual Report on Form 10-K.

This Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in our forward-looking statements for many reasons, including the risks described in the “Forward-Looking Information” in the fore part of this Form 10-Q, in Item 1A, "Risk Factors" in Part I and elsewhere in our 2006 Annual Report on Form 10-K, and Item 1A, “Risk Factors” in Part II in this Form 10-Q. You should read the following discussion with our financial statements and related notes included in this Form10-Q.

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

Three Months Ended September 30, 2007, Compared with Three Months Ended September 30, 2006

In the third quarter of 2007, our gas and oil production increased to 30.0 Bcfe, up 56% from the third quarter of 2006.  The increase in 2007 production primarily resulted from a significant increase in production from our Fayetteville Shale play as a result of our ongoing development program.

We reported net income of $51.0 million in the third quarter of 2007, or $0.30 per share on a fully diluted basis, up 52% from the prior year, due to increased production volumes in our E&P segment and higher realized natural gas prices, which were up 7% from the third quarter of 2006, partially offset by increased operating costs and expenses. Operating income for our E&P segment was $88.9 million for the third quarter of 2007, up 58% from the comparable period of 2006 as a result of the increased production volumes and higher realized prices for our gas production, partially offset by increased operating costs and expenses. Operating income for our Midstream Services segment was $4.1 million for the third quarter of 2007, up from $1.3 million in the third quarter of 2006, due primarily to an increase in gathering revenues related to our Fayetteville Shale play. Our Natural Gas Distribution segment’s seasonal loss decreased 22% to $3.5 million for the three months ended September 30, 2007, primarily due to the implementation of a rate increase and decreased operating costs and expenses.

Our capital investments increased approximately 61% to $416.6 million for the third quarter of 2007, of which $381.1 million was invested in our E&P segment.

Nine Months Ended September 30, 2007, Compared with Nine Months Ended September 30, 2006

For the nine months ended September 30, 2007, our gas and oil production increased to 78.7 Bcfe, up 53% compared to the same period in 2006.  The increase in 2007 production primarily resulted from the increase in production from our Fayetteville Shale play.

We reported net income of $149.5 million for the first nine months of 2007, or $0.87 per share on a fully diluted basis, up 16% from the prior year, due primarily to increased production volumes in our E&P segment, partially offset by increased operating costs and expenses.  Our cash flow from operating activities was $435.0 million for the first nine months of 2007, up from $331.1 million, due primarily to an increase in net income and adjustments to net income for non-cash expenses. Operating income for our E&P segment was $244.5 million for the nine months ended September 30, 2007, up from $186.6 million in the comparable period of 2006, as a result of the increased production volumes, partially offset by increased operating costs and expenses. Operating income for our

Midstream Services segment was $6.4 million for the first nine months of 2007, up from $3.1 million for the same period of 2006, due to an increase in gas gathering revenues related to the Fayetteville Shale play. Operating income for our Natural Gas Distribution segment increased to $4.1 million for the nine months ended September 30, 2007, up from $1.3 million in the comparable period of 2006, primarily due to colder weather in the first part of the year and the implementation of a rate increase effective August 2007.

Our capital investments increased approximately 80% to $1,140.7 million for the nine months ended September 30, 2007, of which $1,051.4 million was invested in our E&P segment.

RESULTS OF OPERATIONS

Exploration and Production

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2007	2006	2007	2006

Revenues (in thousands)	$204,130	$124,772	$547,189	$360,245
Operating income (in thousands)	$88,856	$56,326	$244,518	$186,606

Gas production (MMcf)	29,145	18,175	75,879	48,415
Oil production (MBbls)	139	180	472	527
Total production (MMcfe)	29,982	19,255	78,714	51,577

Average gas price per Mcf, including hedges	$6.66	$6.23	$6.75	$6.73
Average gas price per Mcf, excluding hedges	$5.49	$6.04	$6.13	$6.56
Average oil price per Bbl, including hedges	$72.52	$62.78	$62.58	$60.24
Average oil price per Bbl, excluding hedges	$72.52	$68.31	$62.58	$65.31

Average unit costs per Mcfe
Lease operating expenses	$0.67	$0.68	$0.71	$0.62
General & administrative expenses	$0.46	$0.54	$0.47	$0.56
Taxes, other than income taxes	$0.11	$0.32	$0.19	$0.34
Full cost pool amortization	$2.56	$1.97	$2.41	$1.79

Revenues, Operating Income and Production

Revenues. Revenues for our E&P segment were up 64% for the three months ended September 30, 2007, compared to the same period in 2006, primarily due to increased production volumes and higher gas prices realized for our production. Revenues were up 52% for the nine months ended September 30, 2007, compared to the first nine months of 2006, primarily due to increased production volumes. Revenues for the first nine months of 2007 and 2006 also included pre-tax gains of $5.1 million and $1.9 million, respectively, related to the sale of gas in storage inventory. We expect our production volumes to continue to increase due to the continued development of our Fayetteville Shale play in Arkansas. Gas and oil prices are difficult to predict and subject to wide price fluctuations. As of November 5, 2007, we have hedged 22.0 Bcf of our remaining 2007 gas production, 97.0 Bcf of 2008 gas production and 72.0 Bcf of 2009 gas production to limit our exposure to price fluctuations.

Operating Income. Operating income for the E&P segment was up 58% to $88.9 million for the third quarter of 2007 from $56.3 million for the same period in 2006.  For the nine months ended September 30, 2007, operating income increased 31% to $244.5 from $186.6 for the same period in 2006.  The increases in operating income were a result of the increases in revenues, partially offset by increases in operating costs and expenses.

Production. Gas and oil production during the third quarter of 2007 was up approximately 56% to 30.0 Bcfe and was up approximately 53% to 78.7 Bcfe for the first nine months of 2007, as compared to prior periods, due to an increase in production from our Fayetteville Shale play as a result of our ongoing development program. Our total gas production was up approximately 60% to 29.1 Bcf for the third quarter of 2007, which represented approximately 97% of our total equivalent production, and up approximately 57% to 75.9 Bcf for the first nine months of 2007. Net production from the Fayetteville Shale was 14.7 Bcf in the third quarter of 2007, compared to 3.8 Bcf in the third quarter of 2006. For the first nine months of 2007, production from the Fayetteville Shale was 33.6 Bcf compared to 6.3 Bcf for the first nine months of 2006.

Commodity Prices

We periodically enter into various hedging and other financial arrangements with respect to a portion of our projected natural gas and crude oil production in order to ensure certain desired levels of cash flow and to minimize the impact of price fluctuations, including fluctuations in locational market differentials (we refer you to Item 3 and Note 5 of the Notes to Consolidating Financial Statements in this Form 10-Q for additional discussion). The average price realized for our gas production, including the effect of hedges, increased approximately 7% to $6.66 per Mcf for the three months ended September 30, 2007, and increased slightly to $6.75 for the first nine months of 2007, as compared to the same periods last year. The change in the average price realized primarily reflects changes in average spot market prices and the positive effects of our price hedging activities. Our hedging activities increased our average gas price $1.17 and $0.19 per Mcf during the third quarters of 2007 and 2006, respectively. Our hedging activities increased our average gas price $0.62 per Mcf for the first nine months of 2007, compared to an increase of $0.17 per Mcf during the same period of 2006. Locational differences in market prices for natural gas have continued to be wider than historically experienced.  We had financially protected approximately 75% of our production in the third quarter of 2007 from the impact of widening basis differentials.  For the fourth quarter of 2007, we have protected approximately 83% of our anticipated gas production from the impact of widening basis differentials through our hedging activities and sales arrangements.  Disregarding the impact of hedges, the average price received for our gas production during the first nine months of 2007 was approximately $0.70 lower than average NYMEX spot prices, which represented the average locational basis differential.

As of November 5, 2007, we have NYMEX commodity price hedges in place for 22.0 Bcf of our remaining 2007 gas production. For our 2008 and 2009 future gas production, we have hedges in place on 97.0 Bcf and 72.0 Bcf, respectively. Additionally, we have basis swaps on 18.0 Bcf for the remainder of 2007, and for 2008 and 2009, we have basis swaps on 61.7 Bcf and 1.8 Bcf, respectively, in order to reduce the effects of changes in market differentials on prices we receive.

Operating Costs and Expenses

Lease operating expenses per Mcfe for our E&P segment were down slightly to $0.67 for the third quarter of 2007, and increased 15% to $0.71 for the first nine months of 2007, both as compared to the same periods in 2006. The decrease in lease operating expenses per Mcfe for the third quarter resulted primarily from a decline in the cost of fuel gas for our compression-related expenses, partially offset by increases in gathering costs, both primarily related to our Fayetteville Shale play. The increase in the year-to-date cost was primarily a result of increases in our gathering and compression costs related to our operations in the Fayetteville Shale play. Based on our projected production, we expect our per unit operating costs for 2007 to be approximately $0.75 per Mcfe.

General and administrative expenses per Mcfe decreased 15% to $0.46 for the third quarter of 2007 and 16% to $0.47 for the first nine months of 2007, due primarily to the effects of our increased production volumes.  Total general and administrative expenses for our E&P segment were $13.7 million in the third quarter of 2007, compared to $10.4 million in the third quarter of 2006 and were $36.8 million for the first nine months of 2007, compared to $28.7 million for the first nine months of 2006. The increases in general and administrative costs were due primarily to increased payroll and related costs associated with the expansion of our E&P operations due to the Fayetteville Shale play.  We expect our per unit G&A expense to continue to decline for the remainder of 2007 and to be approximately $0.47 per Mcfe for the year due to increased production volumes from our Fayetteville Shale play.

Our full cost pool amortization rate averaged $2.56 per Mcfe for the third quarter of 2007 and $2.41 for the first nine months of 2007, up 30% and 35%, respectively, compared to the same periods in 2006. Our full cost pool amortization rate increased due to increased capital investments and future development costs relative to reserve additions, including revisions. The amortization rate is impacted by the timing and amount of reserve additions and the costs associated with those additions, revisions of previous reserve estimates due to both price and well performance, write-downs that result from full cost ceiling tests, and the level of unevaluated costs excluded from amortization. We cannot predict our future full cost pool amortization rate with accuracy due to the variability of each of the factors discussed above, as well as the uncertainty of the amount of future reserves attributed to our Fayetteville Shale play. Unevaluated costs excluded from amortization were $288.8 million at September 30, 2007, compared to $169.7 million at September 30, 2006. The increase in unevaluated costs since September 30, 2006 resulted primarily from an increase in our undeveloped leasehold acreage and seismic costs related to our Fayetteville Shale play and our increased drilling activity.

Taxes other than income taxes per Mcfe decreased to $0.11 for the third quarter of 2007, compared to the same period in 2006 and decreased to $0.19 for the nine months ended September 30, 2007, compared to the first nine months of 2006, primarily due to the changing mix of production. Additionally, we accrued $2.0 million in the third quarter and $3.3 million for the first nine months of 2007 for severance tax refunds related to our East Texas production.

The timing and amount of production and reserve additions attributed to our Fayetteville Shale play could have a material impact on per unit costs; if production or reserves additions are lower than projected, our per unit costs would increase.

We utilize the full cost method of accounting for costs related to the exploration, development, and acquisition of natural gas and oil reserves. Under this method, all such costs (productive and nonproductive) including salaries, benefits and other internal costs directly attributable to these activities are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the units-of-production method. These capitalized costs are subject to a ceiling test that limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved natural gas and oil reserves discounted at 10 percent (standardized measure) plus the lower of cost or market value of unproved properties. Any costs in excess of the ceiling are written off as a non-cash expense.  The expense may not be reversed in future periods, even though higher natural gas and oil prices may subsequently increase the ceiling. Full cost companies must use the prices in effect at the end of each accounting quarter, including the impact of derivatives qualifying as hedges, to calculate the ceiling value of their reserves. However, commodity price increases subsequent to the end of a reporting period but prior to the release of periodic reports may be utilized to calculate the ceiling value of reserves. At September 30, 2007, the ceiling value of our reserves was calculated based upon quoted market prices of $6.38 per Mcf for Henry Hub gas and $78.25 per barrel for West Texas Intermediate oil, adjusted for market differentials. At September 30, 2007, our unamortized costs of natural gas and oil properties did not exceed this ceiling amount. Cash flow hedges of gas production in place at September 30, 2007 increased the calculated ceiling value by approximately $225.0 million (net of tax). Without the effects of cash flow hedges, our unamortized costs of natural gas and oil properties would have exceeded the ceiling amount. We had approximately 174.0 Bcf of future gas production hedged at September 30, 2007. Decreases in market prices from September 30, 2007 levels, as well as changes in production rates, levels of reserves, the evaluation of costs excluded from amortization, future development costs, and service costs could result in future ceiling test impairments.

Midstream Services

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	($ in thousands)

Revenues - marketing	$228,771	$122,519	$628,609	$332,760
Revenues - gathering	$10,256	$2,808	$22,674	$4,701
Gas purchases - marketing	$226,209	$120,571	$622,109	$325,957
Operating costs and expenses	$8,740	$3,497	$22,775	$8,376
Operating income	$4,078	$1,259	$6,399	$3,128
Gas volumes marketed (Bcf)	40.2	20.1	99.5	50.5

Revenues from our Midstream Services segment were up 91% in the third quarter of 2007 and up 93% for the first nine months of 2007, as compared to prior year periods. The increases in revenues primarily resulted from an increase in volumes marketed and increased gathering revenues. Increases and decreases in marketing revenues due to changes in commodity prices are largely offset by corresponding changes in gas purchase expense. Midstream Services had gathering revenues of $10.3 million in the third quarter of 2007 and $22.7 million for the first nine months of 2007, compared to $2.8 million and $4.7 million for the comparable periods of 2006. Gathering revenues and expenses for this segment are expected to continue to grow in the future as reserves related to our Fayetteville Shale play are developed and production increases. Operating income from our Midstream Services segment increased 224% in the third quarter of 2007 and 105% for the first nine months of 2007, as compared to the same periods of 2006 as a result of the increases in marketing and gathering revenues from the Fayetteville Shale play, partially offset by increased operating costs and expenses. The margin generated from natural gas marketing activities was up 32% for the third quarter of 2007 and down 4% for the first nine months of 2007 as compared to the same periods of 2006.  Margins fluctuate depending on the prices paid for commodities and the ultimate disposition of those commodities. The increase in volumes marketed in the third quarter of 2007, as compared to the same period in 2006, resulted from increased production volumes in the Fayetteville Shale play. For the third quarter of 2007, 70% of our volumes marketed related to affiliated gas production volumes, compared to 74% for the same period in 2006. For the first nine months of 2007, 71% of volumes marketed related to affiliated gas production volumes, compared to 72% for the same period in 2006. We enter into hedging activities from time to time with respect to our gas marketing activities to provide margin protection. We refer you to Item 3, "Quantitative and Qualitative Disclosures about Market Risks" in this Form 10-Q for additional information.

Natural Gas Distribution

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2007	2006	2007	2006

Revenues (in thousands)	$17,254	$18,295	$121,853	$119,140
Gas purchases (in thousands)	$7,557	$9,128	$77,960	$77,257
Operating costs and expenses (in thousands)	$13,238	$13,697	$39,759	$40,598
Operating income (loss) (in thousands)	($3,541)	($4,530)	$4,134	$1,285

Sales and end-use transportation deliveries (Bcf)	3.0	3.0	16.7	14.9

Sales customers at period-end	148,111	145,987	148,111	145,987
Average sales rate per Mcf	$13.22	$14.21	$11.11	$13.11

Heating weather - degree days	9	55	2,309	2,005
Percent of normal	23%	117%	92%	79%

Revenues and Operating Income

Revenues decreased 6% for the third quarter of 2007 and increased 2% for the nine months ended September 30, 2007, compared to the comparable periods of 2006.  The decrease in third quarter revenues resulted primarily from a decrease in the average sales rate per Mcf.  The increase in revenues for the first nine months of 2007 was due to an increase in volumes delivered, offset by a decrease in the average sales rates per Mcf.  Weather during the first nine months of 2007 was 8% warmer than normal and 13% colder than the same period in 2006.

The seasonal operating loss in the third quarter of 2007 decreased 22% and operating income for the nine months ended September 30, 2007 increased 222%, both as compared to the comparable periods of 2006. The decrease in the third quarter 2007 operating loss resulted from decreased operating costs and expenses and a rate increase implemented in August 2007.  The increase in operating income for the first nine months of 2007 resulted from an increase in volumes delivered, decreased operating costs and expenses and the rate increase implemented in August 2007.

Deliveries and Rates

Deliveries were even in the third quarter and increased 12% in the nine-months ended September 30, 2007, as compared to the same periods in 2006. The increase in deliveries for the first nine months of 2007 was due to the colder weather. The average sales rate per Mcf decreased during the third quarter and the first nine months due to changes in natural gas prices and the impact of incremental volumes delivered.

Our utility segment hedged 3.1 Bcf of derivative gas purchases during the first nine months of 2007, which had the effect of increasing its total gas supply cost by $6.6 million.  In the first nine months of 2006, our utility hedged 1.8 Bcf of its gas supply, which increased its total gas supply cost by $6.8 million. Additionally, our utility segment currently has hedges in place on 2.9 Bcf of gas purchases at an average purchase price of $8.42 per Mcf for the 2007-2008 winter season. See Note 5 of the Notes to Consolidated Financial Statements and Item 3 of this Form 10-Q for additional information regarding our commodity price risk hedging activities.

In July 2007, the APSC approved a rate increase for our utility segment totaling $5.8 million annually, exclusive of costs to be recovered through the utility’s purchase gas adjustment clause. The rate increase became effective for billings rendered on or after August 1, 2007. The APSC order provided for an allowed return on equity of 9.5% and an assumed capital structure of 55% debt and 45% equity.

Operating Costs and Expenses

For the first nine months of 2007, operating costs and expenses (exclusive of purchased gas costs) for this segment were lower than the comparable period of the prior year due primarily to lower general and administrative expenses. The decrease in general and administrative expenses primarily resulted from a decrease in corporate expenses allocated to the Natural Gas Distribution segment.

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

Other Revenues

Other revenues for the first nine months of 2007 and 2006 included pre-tax gains of $5.1 million and $1.9 million, respectively, related to the sale of gas-in-storage inventory.

Interest Expense and Interest Income

Interest costs, net of capitalization, increased to $7.3 million and $13.7 million for the third quarter and the first nine months of 2007, respectively, due to increased debt levels resulting from our increased level of capital investments. We capitalized $9.6 million of interest in the first nine months of 2007, compared to $8.2 million for the same period in 2006, as our costs excluded from amortization in the E&P segment increased to $288.8 million at September 30, 2007, compared to $169.7 million at September 30, 2006. Additionally in 2006, interest was capitalized during the construction period of drilling rigs that were ultimately sold and leased back in December 2006.

During the first nine months of 2006, we earned interest income of $6.2 million related to our investment in cash equivalents. This amount was recorded in other income. We had no cash investments as of September 30, 2007.

Income Taxes

Our provision for deferred income taxes was an effective rate of 38.0% for both the first nine months of 2007 and 2006. Any changes in the provision for deferred income taxes recorded each period result primarily from the level of income before income taxes, adjusted for permanent differences.

Pension Expense

We incurred pension costs of $1.3 million and $3.9 million in the third quarter and first nine months of 2007, respectively, for our pension and other postretirement benefit plans, compared to $1.0 million and $3.0 million for the same periods of 2006. The increases were primarily the result of an increase in our number of employees. The amount of pension expense recorded is determined by actuarial calculations and is also impacted by the funded status of our plans. We currently expect to contribute $6.9 million to our pension and other postretirement plans in 2007. As of September 30, 2007, $4.5 million has been contributed to our pension plans and $0.3 million has been contributed to our other postretirement plans. For further information regarding our pension plans, we refer you to Note 10 of the Notes to Consolidated Financial Statements in this Form 10-Q.

Stock-Based Compensation

     We recognized expense of $3.8 million and capitalized $1.9 million to the full cost pool for stock-based compensation in the first nine months of 2007, compared to $4.0 million expensed and $1.3 million capitalized to the full cost pool for the comparable period of 2006. We refer you to Note 9 of the Notes to Consolidated Financial Statements in this Form 10-Q for additional discussion of our equity based compensation plans.

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

LIQUIDITY AND CAPITAL RESOURCES

We depend on internally-generated funds, our unsecured revolving credit facility (discussed below under "Financing Requirements") and funds accessed through public debt and equity markets as our primary sources of liquidity. We may borrow up to $1.0 billion under our revolving credit facility from time to time. The amount available under our revolving credit facility may be increased up to $1.25 billion at any time upon our agreement with our existing or additional lenders. As of September 30, 2007, we had $594.3 million outstanding under our revolving credit facility. At December 31, 2006, we had no indebtedness outstanding under our revolving credit facility.

Net cash provided by operating activities increased 31% to $435.0 million in the first nine months of 2007, compared to the same period in 2006, due primarily to an increase in net income and adjustments for non-cash expenses. For the first nine months of 2007, requirements for our capital investments were met primarily by our revolving credit facility, cash provided by operating activities, and cash equivalents from the sale and leaseback of our drilling rigs on December 29, 2006.

At September 30, 2007, our capital structure consisted of 31% debt and 69% equity.  We believe that our operating cash flow and the amount available for borrowing under our credit facility will be adequate to meet our capital and operating requirements for the remainder of 2007. If the level of cash flow generated by our operations is insufficient and/or our credit facility is unavailable, we may access the public debt and/or equity markets or adjust our level of 2007 capital investments. We expect to raise funds in the public debt and/or equity markets in order to meet a significant portion of our future cash requirements.

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

Capital Investments

Our capital investments increased 80% to $1,140.7 million for the first nine months of 2007 as compared to $632.1 million for the same period last year. Our E&P segment investments during the first nine months of 2007 were $1,051.4 million and were $577.9 million for the comparable period in 2006, including $73.8 million for drilling rigs that were subsequently sold and leased back in December 2006. We are currently projecting capital investments for 2007 of $1,455 million, including approximately $1,335 million related to our E&P segment, of which we expect to allocate approximately $940 million to our Fayetteville Shale play. Our capital investment program for the remainder of 2007 is expected to be funded through cash flow from operations and borrowings under our revolving credit facility. If the level of cash flow generated by our operations is insufficient and/or our credit facility is unavailable, we may access the public debt and/or equity markets or adjust our level of 2007 capital investments. We expect to raise funds in the public debt and/or equity markets in order to meet a significant portion of our future capital investment programs.

Financing Requirements

Our total debt outstanding was $731.5 million at September 30, 2007, compared to $137.8 million at December 31, 2006. On October 12, 2007, we amended our unsecured revolving credit facility to, among other things, increase the current borrowing capacity to $1.0 billion.  Pursuant to the amendment, the amount available under the revolving credit facility may be increased to $1.25 billion at any time upon the Company’s agreement with its existing or additional lenders. At September 30, 2007, we had $594.3 million debt under our revolving credit facility. The interest rate on the facility is calculated based upon our public debt rating and is currently 87.5 basis points over LIBOR. The revolving credit facility is currently guaranteed by our subsidiaries, Southwestern Energy Production Company, SEECO, Inc. and Southwestern Energy Services Company and requires additional subsidiary guarantors if certain guaranty coverage levels are not satisfied. Our publicly traded notes were downgraded on August 1, 2006 by Standard and Poor’s to BB+ with a stable outlook from BBB- with a negative outlook. We have a Corporate Family Rating of Ba2 by Moody’s, and our publicly traded notes were rated Ba3 by Moody’s under Moody’s Loss Given Default Assessment on September 19, 2006. Any future downgrades in our public debt ratings could increase our cost of funds under the credit facility. We do not expect our current ratings to impact our ability to obtain acceptable financing terms if we elect to access the public debt market.

Our revolving credit facility contains covenants which impose certain restrictions on us. Under the credit agreement, we may not issue total debt in excess of 60% of our total capital, must maintain a certain level of stockholders’ equity and must maintain a ratio of EBITDA to interest expense of 3.5 or above. Additionally, there are certain limitations on the amount of indebtedness that may be incurred by our subsidiaries. We were in compliance with all of the covenants of our credit agreement at September 30, 2007. Although we do not anticipate any violations of our financial covenants, our ability to comply with those covenants is dependent upon the success of our exploration and development program and upon factors beyond our control, such as the market prices for natural gas and oil. If we are unable to borrow under our credit facility, we would have to decrease our capital investment plans.

At September 30, 2007, our capital structure consisted of 31% debt and 69% equity. Stockholders’ equity in the September 30, 2007 balance sheet includes an accumulated other comprehensive gain of $44.2 million related to our hedging activities that is required to be recorded under the provisions of Statement on Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133), and a loss of $9.5 million related to changes in our pension liability and the adoption of Statement on Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (FAS 158). The amount recorded for FAS 133 is based on current market values of our hedges at September 30, 2007, and does not necessarily reflect the value that we will receive or pay when the hedges ultimately are settled, nor does it take into account revenues to be received associated with the physical delivery of sales volumes hedged. Our credit facility’s financial covenants with respect to capitalization percentages exclude the effects of non-cash entries that result from FAS 133 and FAS 158 and the non-cash impact of any full cost ceiling write-downs. Our capital structure at September 30, 2007 would have been 32% debt and 68% equity without consideration of the accumulated other comprehensive gain and loss related to FAS 133 and FAS 158.

As part of our strategy to ensure a certain level of cash flow to fund our operations, we have hedged approximately 75% of our expected 2007 gas production. The amount of long-term debt we incur will be dependent upon commodity prices and our capital investment plans. If commodity prices remain at or near their current levels throughout the remainder of 2007, our capital investment plans do not change and we do not issue equity, we will increase our long-term debt in 2007 by approximately $775 to $825 million. If commodity prices significantly decrease, we may decrease and/or reallocate our planned capital investments.

Off-Balance Sheet Arrangements

On May 2, 2006, we sold our 25% partnership interest in NOARK to Atlas Pipeline Partners, L.P., for $69.0 million. As part of the transaction, we assumed and recorded $39.0 million of debt obligations of NOARK Pipeline Finance, L.L.C., which we had previously guaranteed as part of the financing of NOARK.

On December 29, 2006, we entered into a sale and leaseback transaction pursuant to which we sold 13 operating drilling rigs, two rigs yet to be delivered and related equipment and then leased such drilling rigs and equipment for an initial term of eight years commencing January 1, 2007, with aggregate annual rental payments of approximately $19.6 million. Subject to certain conditions, we have options to purchase the rigs and related equipment from the lessors at the end of the 84th month of the lease term at an agreed upon price, or at the end of the lease term for the then fair market value. Additionally, we have the option to renew each lease for a negotiated renewal term at a periodic rental equal to the fair market rental value of the rigs as determined at the time of renewal.

Contractual Obligations and Contingent Liabilities and Commitments

We have various contractual obligations in the normal course of our operations and financing activities. There have been no material changes to our contractual obligations other than as disclosed in our 2006 Annual Report on Form 10-K and our Form 10-Q for the period ended June 30, 2007.

Contingent Liabilities and Commitments

Substantially all of our employees are covered by defined benefit and postretirement benefit plans. As a result of actuarial data, we expect to record expenses of $5.3 million in 2007 for these plans, of which $3.9 million has been recorded in the first nine months of 2007. At September 30, 2007, we had an accrued pension benefit liability recorded of $9.9 million. For further information regarding our pension and other postretirement benefit plans, we refer you to Note 10 of the Notes to Consolidated Financial Statements in this Form 10-Q.

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

Working Capital

We maintain access to funds that may be needed to meet capital requirements through our credit facility described above. We had negative working capital of $118.4 million at September 30, 2007, and $55.0 million at December 31, 2006. Current assets decreased at September 30, 2007 primarily due to a decrease of $42.0 million in cash equivalents. Current liabilities increased $50.6 million primarily due to an increase in our accounts payable at September 30, 2007. Both changes reflect our increased level of capital investments as discussed in “Capital Investments” above.

Gas in Underground Storage

We record our gas stored in inventory that is owned by the E&P segment at the lower of weighted average cost or market. Gas expected to be cycled within the next 12 months is recorded in current assets with the remaining stored gas reflected as a long-term asset. The quantity and average cost of gas in storage was 10.5 Bcf at $4.13 per Mcf at September 30, 2007, and 9.6 Bcf at $3.89 per Mcf at December 31, 2006.

The gas in inventory for the E&P segment is used to supplement field production in meeting the segment's contractual commitments, including delivery to customers of our natural gas distribution business, particularly during periods of colder weather. In determining the lower of cost or market for storage gas, we utilize the gas futures market in assessing the price we expect to be able to realize for our gas in inventory. A significant decline in the future market price of natural gas could result in a write-down of our gas in storage carrying cost.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Credit Risk

Our financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables and derivative contracts associated with commodities trading. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas. No single customer accounts for greater than 4% of accounts receivable at September 30, 2007. In addition, please see the discussion of credit risk associated with commodities trading below.

Interest Rate Risk

At September 30, 2007, we had $731.5 million of total debt with an average interest rate of 6.34%.  Our revolving credit facility has a floating interest rate (6.10% at September 30, 2007). At September 30, 2007, we had $594.3 million of borrowings outstanding under the facility.  Our policy is to manage interest rates through use of a combination of fixed and floating rate debt. Interest rate swaps may be used to adjust interest rate exposures when appropriate.  We do not have any interest rate swaps in effect currently.

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

Exploration and Production

The following table provides information about our financial instruments that are sensitive to changes in commodity prices and that are used to hedge prices for our future gas production. The table presents the notional amount in Bcf (billion cubic feet), the weighted average contract prices, and the fair value by expected maturity dates. At September 30, 2007, the fair value of our financial instruments related to natural gas production and underground storage sales was a $74.8 million asset.

	Volume	Weighted Average Price to be Swapped ($)	Weighted Average Floor Price ($)	Weighted Average Ceiling Price ($)	Weighted Average Basis Differential ($)	Fair Value at September 30, 2007 ($ in millions)
Natural Gas (Bcf):

Fixed Price Swaps:
2007 (1)	12.1	8.11	-	-	-	13.0
2008 (2)	41.7	8.32	-	-	-	19.7
2009	42.0	8.15	-	-	-	1.2

Costless Collars:
2007	10.5	-	7.10	11.21	-	6.2
2008	48.0	-	7.92	11.60	-	25.5
2009	22.0	-	8.07	10.94	-	4.9

Basis Swaps:
2007	9.5	-	-	-	(0.66)	(0.6)
2008	52.5	-	-	-	(0.53)	2.9

Matched-Basis Swaps:
2007	8.5	-	-	-	(0.46)	1.8
2008	8.0	-	-	-	(0.73)	0.2

(1)

Includes fixed-price swaps for 0.6 Bcf relating to future sales from our underground storage facility that have a fair value asset of $0.5 million.

(2)

Includes fixed-price swaps for 1.7 Bcf relating to future sales from our underground storage facility that have a fair value asset of $1.1 million.

At September 30, 2007, we had outstanding fixed-price basis differential swaps on 9.5 Bcf of 2007 and 52.5 Bcf of 2008 gas production that did not qualify for hedge accounting treatment, as shown in the table above. The fair value of these differential swaps was an asset of $2.3 million at September 30, 2007.  As of November 5, 2007, we have basis-protected an additional 3.0 Bcf of future gas production subsequent to the end of the quarter.

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

Midstream Services

At September 30, 2007, our Midstream Services segment had outstanding hedges in place on 1.1 Bcf of gas.  These hedges are a mixture of fixed-price swap purchases and sales relating to our gas marketing activities. These hedges have contract months from October 2007 through December 2008 and have fair value asset of $0.8 million as of September 30, 2007.  An additional liability of $0.7 million was recognized as an offset to these hedges for physical gas purchases and sales commitments relating specifically to the hedged deals.

Natural Gas Distribution

At September 30, 2007, our Natural Gas Distribution segment had outstanding hedges in place on 2.9 Bcf of gas.  These hedges are fixed-price swap purchases that relate to the utility’s planned and discretionary hedging program for the winter heating season that have a weighted average price of $8.42.  These hedges have contract months from November 2007 through March 2008, and have a fair value liability of $1.6 million as of September 30, 2007.

ITEM 4. CONTROLS AND PROCEDURES.

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act).  Our disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, accumulate and communicate information to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and submission within the time periods specified in the SEC’s rules and forms. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those determined to be effective can provide only a reasonable assurance with respect to financial statement preparation and presentation. Based on the evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2007, and provided a level of reasonable assurance with respect to financial statement preparation and presentation. There were no changes in our internal control over financial reporting during the three months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

(4.1)

First Amendment to Second Amended and Restated Credit Agreement dated October 12, 2007 by and among Southwestern Energy Company, JPMorgan Chase Bank, NA, SunTrust Bank, The Royal Bank of Scotland PLC, Royal Bank of Canada, Bank of America, N.A., and the other lenders named therein, JPMorgan Chase Bank, NA, as administrative agent, SunTrust Bank as syndication agent.

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

SOUTHWESTERN ENERGY COMPANY
Registrant

Dated:	November 7, 2007	/s/ GREG D. KERLEY
Greg D. Kerley
Executive Vice President
and Chief Financial Officer