Form 10-Q/A
period 2009-06-30
SOUTHWESTERN ENERGY CO
filed 2009-08-20
CIK 7332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A (Amendment No. 1)

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

EXPLANATORY NOTE

Amendment No. 1 to Form 10-Q for the quarterly period ended June 30, 2009 is filed solely to provide Exhibit 101 in accordance with Rule 405(a)(2) of Regulation S-T, the electronic submission of which failed in the original filing of the Form 10-Q on July 31, 2009.  The information furnished pursuant to Exhibit 101 shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and will not be incorporated by reference into any registration statement filed by Southwestern Energy Company under the Securities Act of 1933, as amended, unless specifically identified therein as being incorporated therein by reference.

The contents of the Form 10-Q have not otherwise been modified or changed.  This Form 10-Q/A speaks as of the original filing date of the Form 10-Q and has not been updated to reflect events occurring subsequent to the original filing date.

ITEM 6. EXHIBITS.

(31.1)*

Certification of CEO filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)*

Certification of CFO filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)*

Certification of CEO and CFO furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101.INS)**

Interactive Data File Instance Document

(101.SCH)**

Interactive Data File Schema Document

(101.CAL)**

Interactive Data File Calculation Linkbase Document

(101.LAB)**

Interactive Data File Label Linkbase Document

(101.PRE)**

Interactive Data File Presentation Linkbase Document

(101.DEF)**

Interactive Data File Definition Linkbase Document

*

Previously filed with Form 10-Q.

**

Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHWESTERN ENERGY COMPANY
Registrant

Dated:	August 20, 2009	/s/ GREG D. KERLEY
Greg D. Kerley
Executive Vice President
and Chief Financial Officer

3