Form 10-K
period 2009-12-31
SOUTHWESTERN ENERGY CO
filed 2010-02-25
CIK 7332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒   No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒   No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was $13,121,603,390 based on the New York Stock Exchange – Composite Transactions closing price on June 30, 2009, of $38.85. For purposes of this calculation, the registrant has assumed that its directors and executive officers are affiliates.

As of February 23, 2010, the number of outstanding shares of the registrant’s Common Stock, par value $0.01, was 346,087,780.
Document Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be filed with respect to the annual meeting of stockholders to be held on or about May 18, 2010 are incorporated by reference into Part III of this Form 10-K.

1 SWN

SOUTHWESTERN ENERGY COMPANY
ANNUAL REPORT ON FORM 10-K
For Fiscal Year Ended December 31, 2009

                      Page

PART I

Item 1.

Business

3

Glossary of Certain Industry Terms

20

Item 1A.

Risk Factors

25

Item 1B.

Unresolved Staff Comments

35

Item 2.

Properties

36

Item 3.

Legal Proceedings

39

Item 4.

Submission of Matters to a Vote of Security Holders

39

Executive Officers of the Registrant

39

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of
Equity Securities

40

Stock Performance Graph

41

Item 6.

Selected Financial Data

42

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

44

Results of Operations

46

Liquidity and Capital Resources

51

Critical Accounting Policies and Estimates

55

Cautionary Statement about Forward-Looking Statements

60

Item 7A.

Quantitative and Qualitative Disclosures about Market Risk

62

Item 8.

Financial Statements and Supplementary Data

64

Index to Consolidated Financial Statements

64

Item 9.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

105

Item 9A.

Controls and Procedures

105

Item 9B.

Other Information

105

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

105

Item 11.

Executive Compensation

105

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

106

Item 13.

Certain Relationships and Related Transactions, and Director Independence

106

Item 14.

Principal Accounting Fees and Services

106

PART IV

Item 15.

Exhibits, Financial Statement Schedules

106

EXHIBIT INDEX

108

This Annual Report on Form 10-K includes certain statements that may be deemed to be “forward-looking” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. We refer you to “Risk Factors” in Item 1A of Part I and to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cautionary Statement about Forward-Looking Statements” in Item 7 of Part II of this Form 10-K for a discussion of factors that could cause actual results to differ materially from any such forward-looking statements. The electronic version of this Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those forms filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge as soon as reasonably practicable after they are filed with the Securities and Exchange Commission, or SEC, on our website at www.swn.com.  Our corporate governance guidelines and the charters of the Audit, Compensation, Nominating and Governance and Retirement Committees of our Board of Directors are available on our website, and are available in print free of charge to any stockholder upon request.

2 SWN

ITEM 1.  BUSINESS

Southwestern Energy Company is an independent energy company engaged in natural gas and crude oil exploration, development and production (E&P). We are also focused on creating and capturing additional value through our natural gas gathering and marketing businesses, which we refer to as Midstream Services.

Exploration and Production - Our primary business is the exploration for and production of natural gas within the United States, with our current operations being principally focused on development of an unconventional gas reservoir located on the Arkansas side of the Arkoma Basin, which we refer to as the Fayetteville Shale play.  We are also actively engaged in exploration and production activities in Oklahoma, Texas and Pennsylvania.  We conduct our exploration and production operations through our wholly-owned subsidiaries, SEECO, Inc., or SEECO, and Southwestern Energy Production Company, or SEPCO. SEECO operates exclusively in Arkansas where it holds a large base of both developed and undeveloped gas reserves, and conducts the Fayetteville Shale drilling program and the conventional Arkoma Basin drilling program in the Arkoma Basin. SEPCO conducts development drilling and exploration programs in the Oklahoma portion of the Arkoma Basin as well as in Texas and Pennsylvania.  DeSoto Drilling, Inc., or DDI, a wholly-owned subsidiary of SEPCO, operates drilling rigs in the Fayetteville Shale play and in East Texas.

Midstream Services - We engage in gas gathering activities in Arkansas and Texas through our gathering subsidiaries, DeSoto Gathering Company, L.L.C., which we refer to as DeSoto Gathering, and Angelina Gathering Company, L.L.C., which we refer to as Angelina Gathering. DeSoto Gathering and Angelina Gathering primarily support our E&P operations and generate revenue from gathering fees associated with the transportation of our and third party gas to market. Our gas marketing subsidiary, Southwestern Energy Services Company, or SES, captures downstream opportunities which arise through marketing and transportation activity of the gas produced in our E&P operations.

The vast majority of our operating income and earnings before interest, taxes, depreciation, depletion and amortization, or EBITDA, is derived from our E&P business.  In 2009, absent our $907.8 million, or $558.3 million net of taxes, non-cash ceiling test impairment of our natural gas and oil properties, 86% of our operating income and 90% of our EBITDA were generated from our E&P business, compared to 92% of our operating income and 89% of our EBITDA in 2008 and 94% of our operating income and 95% of our EBITDA in 2007. In 2009, 14% of our operating income, absent the non-cash ceiling test impairment of our natural gas and oil properties, and 10% of our EBITDA were generated from Midstream Services, compared to 7% of our operating income and 5% of our EBITDA in 2008 and 3% of our operating income and 3% of our EBITDA in 2007. In 2008 and 2007, the remainder of our EBITDA was generated from our Gas Distribution business which was sold effective July 1, 2008.  EBITDA is a non-GAAP measure.  We refer you to “Business — Other Items — Reconciliation of Non-GAAP Measures” in Item 1 of Part I of this Form 10-K for a table that reconciles EBITDA to net income (loss) attributable to Southwestern Energy.

Our Business Strategy

We are focused on providing long-term growth in the net asset value of our business.  In our E&P business, we prepare an economic analysis for each investment opportunity based upon the expected present value added for each dollar to be invested, which we refer to as Present Value Index, or PVI.  The PVI of the future expected cash flows for each project is determined using a 10% discount rate.  We target creating at least $1.30 of discounted pre-tax PVI for each dollar we invest in our E&P projects.  Our actual PVI results are utilized to help determine the allocation of our future capital investments.  The key elements of our business strategy are:

•

Exploit and Develop Our Position in the Fayetteville Shale.  We seek to maximize the value of our significant acreage position in the Fayetteville Shale play, which we believe will continue to provide significant production and reserve growth. We intend to further develop our acreage position and improve our well results through the use of advanced technologies and detailed technical analysis of our properties. During 2009, primarily as a result of the economic recession, natural gas prices fell to their lowest levels over the last 7 years and if natural gas prices rebound in 2010 we could increase our planned investments and accelerate the development of our Fayetteville Shale play by utilizing additional drilling rigs.

•

Maximize Efficiency through Economies of Scale.  In our key operating areas, the concentration of our properties allows us to achieve economies of scale that result in lower costs.  In our Fayetteville Shale play, we have achieved significant cost savings by operating a fleet of drilling rigs designed specifically for the play and from our other associated oilfield services.  We seek to serve as the operator of the wells in which we have a significant interest.  As the operator, we are better positioned to control the enhancing, drilling, completing and producing of wells and the marketing of production to minimize costs and maximize both production volumes and realized price.

3 SWN

•

Enhancing Our Overall Returns through Expanding Our Midstream Operations.  We seek to maximize profitability by exercising control over the delivery of natural gas from the areas where we have production.  We have continued to design and improve our gas gathering infrastructure to better manage the physical movement of our production and the costs of our operations.  As of December 31, 2009, we have invested approximately $548.9 million in the 1,137 mile gas gathering system built for our Fayetteville Shale play which was gathering approximately 1.3 Bcf per day at year-end. We intend to invest $270 million in our Midstream operations in 2010 to continue the expansion of our infrastructure.  We have also been proactive in encouraging the construction of interstate pipelines to provide access to increase the markets in which we can sell our production.  Our marketing subsidiary is a “foundation shipper” on two Fayetteville Shale pipeline projects that will provide access to the eastern and southern United States.

•

Grow through New Exploration and Development Activities.  We actively seek to find and develop new oil and gas plays with significant exploration and exploitation potential, which we refer to as “New Ventures.” New Ventures prospects are evaluated based on repeatability, multi-well potential and land availability as well as other criteria, and can be located both inside and outside of the United States.  Our Fayetteville Shale play and our Marcellus Shale play began as a New Ventures projects in 2002 and 2007, respectively. As of December 31, 2009, we held 36,125 net undeveloped acres in New Ventures projects. In addition to New Ventures prospects, we also strategically seek to expand existing operations including joint ventures, farm-ins or farm-outs.

Recent Developments

Our planned capital investment program for 2010 is approximately $2.1 billion, which includes approximately $1.7 billion for our E&P segment, $270 million for our Midstream Services segment and $95 million for corporate and other purposes.  Our 2010 capital program is expected to be primarily funded by our cash flow from operations and borrowings under our $1 billion revolving credit facility.  The planned capital program for 2010 is flexible and can be adjusted to reflect market conditions.  We will reevaluate our proposed investments as needed to take into account prevailing market conditions. Based on our capital program, we also announced our targeted 2010 gas and oil production of approximately 400 to 410 Bcfe, an increase of approximately 35% over our 2009 production (using the midpoint of targeted 2010 gas and oil production).

Exploration and Production

Overview

Our operations are primarily focused on the Fayetteville Shale, an unconventional reservoir located in the Arkoma Basin in Arkansas. We also conduct conventional operations in the Arkoma Basin where we target Atokan-age gas reservoirs. In addition to our Arkansas operations, we conduct both conventional and unconventional operations in East Texas primarily targeting the Cotton Valley, James Lime, Pettet, Haynesville Shale and Middle Bossier formations. We also hold a significant acreage position in northeastern Pennsylvania that we will begin drilling in 2010 targeting the Marcellus Shale. We continue to actively seek to develop both conventional and unconventional natural gas and oil resource plays with significant exploration and exploitation potential.

Our E&P segment recorded an operating loss of $157.7 million in 2009 as a result of the recognition of a $907.8 million, or $558.3 million net of taxes, non-cash ceiling test impairment of our natural gas and oil properties recorded for the three months ended March 31, 2009 due to a significant decline in natural gas prices. Our E&P segment recorded operating income of $813.5 million in 2008 and $358.1 million in 2007. The operating loss in 2009 was primarily due to the recognition of this ceiling test impairment, however, even without the write-down, operating income would have decreased, when compared to 2008 operating income, due to lower prices realized from the sale of our production and an increase in operating costs and expenses which more than offset the higher revenues realized from increased gas production.  EBITDA from our E&P segment was $1.2 billion in 2009, compared to $1.2 billion in 2008 and $640.5 million in 2007. Our EBITDA in 2009 was approximately equal to 2008 as the impact of our increased production volumes was offset by decreased prices realized from the sale of our production and increased operating costs and expenses.  The increases in both our operating income and EBITDA in 2008 when compared to 2007 were due to increased production volumes and higher realized prices, partially offset by increases in operating costs and expenses.  EBITDA is a non-GAAP measure. We refer you to “Business — Other Items — Reconciliation of Non-GAAP Measures” in Item 1 of Part I of this Form 10-K for a reconciliation of EBITDA to net income (loss) attributable to Southwestern Energy.

4 SWN

Our Proved Reserves

Our estimated proved natural gas and oil reserves were 3,657 Bcfe at year-end 2009, compared to 2,185 Bcfe at year-end 2008 and 1,450 Bcfe at year-end 2007. The overall increase in total estimated proved reserves in the past three years is primarily due to the development of the Fayetteville Shale play in Arkansas. In 2009, the SEC adopted a number of  revisions to its oil and gas reporting disclosure requirements which are effective for this Form 10-K and accordingly, our estimated proved natural gas and oil reserves as of December 31, 2009 were valued utilizing the average prices in the 12-month period, which is defined, with certain exceptions, as the unweighted arithmetic average of the first-day-of-the-month price for each month within such period, of $3.87 per Mcf for natural gas and $57.65 per barrel for oil. The market prices for natural gas and crude oil used in calculating the value of our estimated proved natural gas and oil reserves for 2008 and 2007 were single day prices permitted to be used under the SEC’s prior rules, which were $5.71 per Mcf for natural gas and $41.00 per barrel for oil at year-end 2008 and $6.80 per Mcf and $92.50 per barrel at year-end 2007.

The after-tax PV-10, or standardized measure of discounted future net cash flows relating to proved gas and oil reserve quantities, was $1.8 billion at year-end 2009, compared to $2.1 billion at year-end 2008 and $2.0 billion at year-end 2007.  The decrease in the after-tax PV-10 value in 2009 is primarily due to a comparative decrease in the average 2009 price from the year-end 2008 gas price and higher operating and future development costs which were partially offset by an increase in reserves. Our proved reserves are almost entirely natural gas and as such the after-tax PV-10 measure is highly dependent upon the natural gas price used in the after-tax PV-10 calculation. The reconciling difference in after-tax PV-10 and pre-tax PV-10 (a non-GAAP measure which is reconciled in the 2009 Proved Reserves by Category and Summary Operating Data table below) is the discounted value of future income taxes on the estimated cash flows.  Our year-end 2009 estimated proved reserves had a present value of estimated future net cash flows before income tax, or pre-tax PV-10, of $2.3 billion, compared to $3.0 billion at year-end 2008 and $2.6 billion at year-end 2007.

We believe that the pre-tax PV-10 value of the estimated cash flows related to our estimated proved reserves is a useful supplemental disclosure to the after-tax PV-10 value.  While pre-tax PV-10 is based on prices, costs and discount factors that are comparable from company to company, the after-tax PV-10 is dependent on the unique tax situation of each individual company.  We understand that securities analysts use pre-tax PV-10 as one measure of the value of a company’s current proved reserves and to compare relative values among peer companies without regard to income taxes.  We refer you to Note 4 in the consolidated financial statements for a discussion of our standardized measure of discounted future cash flows related to our proved natural gas and oil reserves, to the risk factor “Although our estimated natural gas and oil reserve data is independently audited, our estimates may still prove to be inaccurate” in Item 1A of Part I of this Form 10-K, and to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cautionary Statement about Forward-Looking Statements” in Item 7 of Part II of this Form 10-K for a discussion of the risks inherent in utilization of standardized measures and estimated reserve data.

Approximately 100% of our year-end 2009 estimated proved reserves were natural gas and 54% were classified as proved developed, compared to 100% and 62%, respectively, in 2008 and 96% and 64%, respectively, in 2007.  We operate approximately 94% of our reserves, based on the pre-tax PV-10 value of our proved developed producing reserves, and our reserve life index approximated 12.2 years at year-end 2009.  Sales of natural gas production accounted for nearly 100% of total operating revenues for this segment in 2009, 97% in 2008 and 94% in 2007.

5 SWN

The following table provides an overall and by category summary of our oil and gas reserves, as of fiscal year-end 2009 based on average fiscal year prices, and our well count, net acreage and PV-10 as of December 31, 2009 and sets forth 2009 annual information related to production and capital investments for each of our operating areas:

                                    2009 PROVED RESERVES BY CATEGORY AND SUMMARY OPERATING DATA

		U.S. Exploitation
	Fayetteville	East	Arkoma		New
	Shale Play	Texas	Basin	Appalachia	Ventures	Total
Estimated Proved Reserves:
Natural Gas (Bcf):
Developed (Bcf)	1,501	280	190	2	-	1,973
Undeveloped (Bcf)	1,616	43	18	-	-	1,677
	3,117	323	208	2	-	3,650
Crude Oil (MMBbls):
Developed (MMBbls)	-	1	-	-	-	1
Undeveloped (MMBbls)	-	-	-	-	-	-
	-	1	-	-	-	1
Total Proved Reserves (Bcfe)(1):
Proved Developed (Bcfe)	1,501	287	190	2	-	1,980
Proved Undeveloped (Bcfe)	1,616	43	18	-	-	1,677
	3,117	330	208	2	-	3,657
Percent of Total	85%	9%	6%	-	-	100%

Percent Proved Developed	48%	87%	91%	100%	-	54%
Percent Proved Undeveloped	52%	13%	9%	-	-	46%

Production (Bcfe)	243.5	34.9	22.0	-	-	300.4
Capital Investments (millions)(2)	$ 1,259	$ 167	$ 40	$ 40	$ 25	$ 1,531
Total Gross Producing Wells	1,428	582	1,193	-	-	3,203
Total Net Producing Wells	993	449	583	-	-	2,025

Total Net Acreage	763,293(3)	115,199(4)	463,888(5)	149,317(6)	36,125	1,527,822
Net Undeveloped Acreage	394,538(3)	61,298(4)	278,927(5)	149,317(6)	36,125	920,205

PV-10:
Pre-tax (millions)(7)	$ 1,857	$ 260	$ 185	$ 2	$ -	$ 2,304
PV of taxes (millions)(7)	405	57	40	-	-	502
After-tax (millions)(7)	$ 1,452	$ 203	$ 145	$ 2	$ -	$ 1,802
Percent of Total	81%	11%	8%	-	-	100%
Percent Operated(8)	95%	97%	85%	-	-	94%

 (1) We have no reserves from synthetic gas, synthetic oil or nonrenewable natural resources intended to be upgraded into synthetic gas or oil. Our proved reserves increased by 1,685 Bcfe as a result of our drilling program and net upward revisions of 92.9 Bcfe in 2009.  Of the reserve additions, 757.6 Bcfe were proved developed and 927.5 Bcfe were proved undeveloped.  We used standard engineering and geoscience methods, or a combination of methods, such as performance analysis, volumetric analysis and analogy to establish the appropriate level of certainty for reserve estimates from the material properties included in our total reserves.

(2)  Our Total and Fayetteville Shale play capital investments exclude $35 million related to our sand facility and the purchase of drilling rig related and ancillary equipment.

(3)  Assuming successful wells are not drilled and leases are not extended, leasehold expiring over the next three years will be 120,977 net acres in 2010, 23,722 net acres in 2011 and 34,231 net acres in 2012.

(4)  Assuming successful wells are not drilled to develop the acreage and leases are not extended, leasehold expiring over the next three years will be 21,747 net acres in 2010, 24,594 net acres in 2011 and 2,334 net acres in 2012.

(5)  Includes 123,442 net developed acres and 1,960 net undeveloped acres in the Arkoma Basin that are also within our Fayetteville Shale focus area but not included in the Fayetteville Shale acreage in the table above. Assuming successful wells are not drilled and leases are not extended, leasehold expiring over the next three years will be 32,434 net acres in 2010, 34,115 net acres in 2011 and 28,153 net acres in 2012.

(6)  Assuming successful wells are not drilled to develop the acreage and leases are not extended, leasehold expiring over the next three years will be 1,475 net acres in 2010, 551 net acres in 2011 and 61,133 net acres in 2012.

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

(8)  Based upon pre-tax PV-10 of proved developed producing properties.

6 SWN

We refer you to Note 4 in our consolidated financial statements for a more detailed discussion of our proved natural gas and oil reserves as well as our standardized measure of discounted future cash flows related to our proved natural gas and oil reserves.  We also refer you to the risk factor “Although our estimated natural gas and oil reserve data is independently audited, our estimates may still prove to be inaccurate” in Item 1A of Part I of this Form 10-K and to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cautionary Statement about Forward-Looking Statements” in Item 7 of Part II of this Form 10-K for a discussion of the risks inherent in utilization of standardized measures and estimated reserve data.

Proved Undeveloped Reserves

As of December 31, 2009, we had 1,677 Bcfe of proved undeveloped reserves, none of which were proved undeveloped reserves that remain undeveloped for five years or more after initially being disclosed by us.  During 2009, we invested $19.0 million in connection with converting 120.8 Bcfe of our proved undeveloped reserves as of December 31, 2008 into proved developed reserves and added 927.5 Bcfe of proved undeveloped reserve additions. Our 2009 proved undeveloped reserve additions are expected to be developed and to begin to generate cash inflows over the next five years.

The development of our proved undeveloped reserves will require us to make significant additional investments.  We expect that the development costs for our proved undeveloped reserves of 1,677 Bcfe as of December 31, 2009, will require us to invest an additional $2.3 billion in order for those reserves to be brought to production.  Our ability to make the necessary investments to generate these cash inflows is subject to factors that may be beyond our control.  A significant decrease in price levels for an extended period of time could result in certain reserves no longer being economic to produce, leading to both lower proved reserves and cash flows.  We refer you to the risk factors “A substantial or extended decline in natural gas and oil prices would have a material adverse affect on us,” “We may have difficulty financing our planned capital investments, which could adversely affect our growth” and “Our future level of indebtedness and the terms of our financing arrangements may adversely affect operations and limit our growth” in Item 1A of Part I of this Form 10-K and to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cautionary Statement about Forward-Looking Statements” in Item 7 of Part II of this Form 10-K for a more detailed discussion of these factors and other risks.

Our Reserve Replacement

The ability of an E&P company to add new reserves to replace the reserves that are being depleted by its current production volumes is viewed by many investors as an indication of its long-term prospects. Reserves additions can be proved developed. The reserve replacement ratio, which we discuss below, is an important analytical measure used within the E&P industry by investors and peers to evaluate performance results.  There are limitations as to the usefulness of this measure as it does not reflect the type of reserves or the cost of adding the reserves or indicate the potential value of the reserve additions.  Our reserve replacement ratio has averaged over 500% during the last three years, primarily driven by increases in the reserves associated with our Fayetteville Shale play.

In 2009, we replaced 592% of our production volumes with an increase of 1,685 Bcfe of proved natural gas and oil reserves as a result of our drilling program and net upward revisions of 92.9 Bcfe.  Of the reserve additions, 757.6 Bcfe were proved developed and 927.5 Bcfe were proved undeveloped. The upward reserve revisions during 2009 were primarily due to 384.8 Bcfe in upward revisions related to the improved performance of wells in our Fayetteville Shale play, partially offset by downward reserve revisions of 251.5 Bcfe due to a comparative decrease in the average gas price for 2009 as compared to year-end 2008.  Additionally, we had downward performance revisions of 25.5 Bcfe and 15.1 Bcfe in our East Texas and conventional Arkoma Basin operating areas, respectively.

In 2008, our reserve replacement ratio was 523% (from reserve additions of 920.2 Bcfe primarily driven by our drilling program in the Fayetteville Shale play), including net upward revisions of 98.1 Bcfe. Of the 2008 reserve additions, 568.2 Bcfe were proved developed and 352.0 Bcfe were proved undeveloped.  The improved performance of wells in our Fayetteville Shale play resulted in upward performance reserve revisions of 159.7 Bcf during 2008, which were partially offset by downward reserve revisions of 58.7 Bcfe due to a comparative decrease in year-end gas prices and performance revisions in our conventional Arkoma and East Texas operating areas.  Additionally, our reserves decreased by 89.5 Bcfe as a result of our sale of oil and gas leases and wells in 2008.

In 2007, our reserve replacement ratio was 474% (from reserve additions of 507.9 Bcfe primarily driven by our drilling programs in the Fayetteville Shale play), including net upward reserve revisions of 31.0 Bcfe.  Of the 2007 reserve additions, 281.2 Bcfe were proved developed and 226.7 Bcfe were proved undeveloped. The upward reserve revisions during 2007 were primarily due to improved performance of wells in our Fayetteville Shale play.

7 SWN

For the period ending December 31, 2009, our three-year average reserve replacement ratio, including revisions, was 548%. Our reserve replacement ratio for 2009, excluding the effect of reserve revisions, was 561%, compared to 473% in 2008 and 447% in 2007. Excluding reserve revisions, our three-year average reserve replacement ratio is 512%.

Since 2005, the substantial majority of our reserve additions have been generated from our drilling program in the Fayetteville Shale play.  We expect our drilling program in the Fayetteville Shale play to continue to be the primary source of our reserve additions in the future, however, our ability to add reserves depends upon many factors that are beyond our control.  We refer you to the risk factors “Our drilling plans for the Fayetteville Shale play are subject to change” and “Our exploration, development and drilling efforts and our operation of our wells may not be profitable or achieve our targeted returns” in Item 1A of Part I of this Form 10-K and to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cautionary Statement about Forward-Looking Statements” in Item 7 of Part II of this Form 10-K for a more detailed discussion of these factors and other risks.

Our Operations

Fayetteville Shale Play

Our Fayetteville Shale play is currently the primary focus of our E&P business. The Fayetteville Shale is a Mississippian-age unconventional gas reservoir located on the Arkansas side of the Arkoma Basin, ranging in thickness from 50 to 550 feet and ranging in depth from 1,500 to 6,500 feet.  The Barnett Shale found in north Texas is an analogous reservoir.  At December 31, 2009, we held leases for approximately 888,695 net acres in the play area (394,538 net undeveloped acres, 368,755 net developed acres held by Fayetteville Shale production, 123,442 net developed acres held by conventional production and an additional 1,960 net undeveloped acres in the traditional Fairway portion of the Arkoma Basin), compared to approximately 875,000 net acres at year-end 2008 and 906,700 net acres at year-end 2007.  The increase in our acreage during 2009 was primarily due to additional acreage capture related to the integration of new sections and a small acquisition of producing properties in the play.  The slight decrease in our net acreage during 2008 as compared to 2007 was primarily due to the sale of 55,631 acres to XTO Energy, Inc. in April 2008.

Approximately 3,117 Bcf of our reserves at year-end 2009 were attributable to our Fayetteville Shale play, compared to approximately 1,545 Bcf at year-end 2008 and 716 Bcf at year-end 2007.  Gross production from our operated wells in the Fayetteville Shale play increased from approximately 720 MMcf per day at the beginning of 2009 to approximately 1,225 MMcf per day by year-end.  Our net production from the Fayetteville Shale play was 243.5 Bcf in 2009, compared to 134.5 Bcf in 2008 and 53.5 Bcf in 2007. In 2010, our estimated production from the Fayetteville Shale play is expected to range between 344 and 352 Bcf.

Our leases generally require that we drill at least one producing well per governmental drilling unit (640 acres) in order to prevent our leases from expiring upon the expiration date.  At year-end 2009, approximately 48% of our leasehold acreage was held by production, excluding our acreage in the traditional Fairway portion of the Arkoma Basin.  We refer you to the risk factor “If we fail to drill all of the wells that are necessary to hold our Fayetteville Shale acreage, the initial lease terms could expire, which would result in the loss of certain leasehold rights” in Item 1A of Part I of this Form 10-K.  Excluding our acreage in the traditional Fairway, our acreage position was obtained at an average cost of approximately $203 per acre with an average royalty interest of 15% and the undeveloped portion of our acreage had an average remaining lease term of 3 years.  For more information about our acreage and well count, we refer you to “Properties” in Item 2 of Part I of this Form 10-K.

As of December 31, 2009, we had spud a total of 1,792 wells in the play, 1,437 of which were operated by us and 355 of which were outside-operated wells.  Of the wells spud, 570 were in 2009, 604 were in 2008 and 415 were in 2007.  Of the wells spud in 2009, 565 were designated as horizontal wells.  At year-end 2009, 1,288 wells had been drilled and completed, including 1,201 horizontal wells.  Of the 1,201 horizontal wells, 1,178 wells were fracture stimulated using either slickwater or crosslinked gel stimulation treatments, or a combination thereof.

During 2009, we continued to improve our drilling practices in the Fayetteville Shale play.  Our horizontal wells had an average completed well cost of $2.9 million per well, average horizontal lateral length of 4,100 feet and average time to drill to total depth of 12 days from re-entry to re-entry.  This compares to an average completed well cost of $3.0 million per well, average horizontal lateral length of 3,619 feet and average time to drill to total depth of 14 days from re-entry to re-entry during 2008.  In 2007, our average completed well cost was $2.9 million per well with an average horizontal lateral length of 2,657 feet and average time to drill to total depth of 17 days from re-entry to re-entry.  We also continued to improve our completion practices, as wells placed on production during 2009 averaged initial production rates of 3,478 Mcf per day, compared to average initial production rates of 2,777 and 1,687 Mcf per day in 2008 and 2007, respectively.  Since 2007, improvements in our completion practices and longer lateral lengths have resulted in quarter-

8 SWN

over-quarter improvements in average initial production rates of operated wells placed on production.  During 2009, we placed 60 wells on production with initial production rates that exceeded 5.0 MMcf per day, including six wells that exceeded 6.0 MMcf per day and the play’s highest rate well, the Arklan, Inc. 09-11 #4-32H located in Cleburne County, with an initial production rate of approximately 7.6 MMcf per day.

Beginning in late 2008 and continuing through 2009, we drilled a significant number of wells to test tighter well spacing. At December 31, 2009, we had placed over 300 wells on production that have well spacing of 700 feet or less, representing approximately 65-acre spacing or less, with encouraging results. In areas tested to date, we expect to drill between 10 and 12 wells per section in the Fayetteville Shale play, pending additional well data and analyses. We will continue to focus on optimizing the well spacing for the play and plan to test over 20 different pilot areas with well spacings that will range from 300 to 600 feet apart as part of our 2010 drilling program.

Our total proved net reserves booked in the play at year-end 2009 were 3,117 Bcf from a total of 2,675 locations, of which 1,428 were proved developed producing, 97 were proved developed non-producing and 1,150 were proved undeveloped.  Of the 2,675 locations, 2,609 were horizontal. The average gross proved reserves for the undeveloped wells included in our year-end reserves was approximately 2.2 Bcf per well, up from 1.9 Bcf per well at year-end 2008 and 1.5 Bcf per well at year-end 2007.  Total proved gas reserves booked in the play in 2008 totaled approximately 1,545 Bcf from a total of 1,508 locations, of which 882 were proved developed producing, 18 were proved developed non-producing and 608 were proved undeveloped.  Total proved gas reserves booked in the play in 2007 totaled approximately 716 Bcf from a total of 935 locations, of which 497 were proved developed producing, 14 were proved developed non-producing and 424 were proved undeveloped.  If the Fayetteville Shale play continues to be successfully developed, we expect a continued significant level of proved undeveloped reserves in the Fayetteville Shale play over the next few years.

In 2009, we invested approximately $1.3 billion in our Fayetteville Shale play, which included approximately $1.1 billion to spud 570 wells, 420 of which we operated.  We increased our reserves in the Fayetteville Shale play by 1,815 Bcf, which included net upward reserve revisions of 238 Bcf due primarily to improved well performance which was partially offset by downward revisions due to lower prices.  Included in our total capital investments in the play during 2009 was $40 million for acquisition of properties, $22 million for seismic and $106 million in capitalized costs and other expenses.  At December 31, 2009, we had acquired approximately 1,324 square miles of 3-D seismic data, which provides us with seismic data on approximately 68% of our net acreage position in the Fayetteville Shale, excluding our acreage in the traditional Fairway portion of the Arkoma Basin.  In 2008, we invested approximately $1.2 billion in our Fayetteville Shale play, which included $1.0 billion to spud 604 wells, $23 million for acquisition of properties, $61 million for seismic and $83 million in capitalized costs and other expenses.  In 2007, we invested approximately $960 million in our Fayetteville Shale play, which included $789 million to spud 415 wells, $25 million for acquisition of properties, $97 million for 3-D seismic and $49 million in capitalized costs and other expenses.

In 2010, we plan to invest approximately $1.2 billion in our Fayetteville Shale play, which includes participating in approximately 650 to 680 gross wells, 475 to 500 of which are planned to be operated by us.

We believe that our Fayetteville Shale acreage continues to have significant development potential.  Our strategy going forward is to increase our production through development drilling, increase the amount of acreage we hold by production and determine the economic viability of the undrilled portion of our acreage.  Our drilling program with respect to our Fayetteville Shale play is flexible and will be impacted by a number of factors, including the results of our horizontal drilling efforts, our ability to determine the most effective and economic fracture stimulation methods and well spacing, the extent to which we can replicate the results of our most successful Fayetteville Shale wells in other Fayetteville Shale acreage and the natural gas commodity price environment.  As we continue to gather data about the Fayetteville Shale, it is possible that additional information may cause us to alter our drilling schedule or determine that prospects in some portion of our acreage position should not be pursued at all. We refer you to the risk factor “Our drilling plans for the Fayetteville Shale play are subject to change” in Item 1A of Part I of this Form 10-K.

U.S. Exploitation

East Texas.  We have been an active operator in East Texas since 2000, when we first began our activities in the area targeting the Cotton Valley sand formation with the purchase of the Overton Field, or Overton, in Smith County, Texas.  We have expanded our activities to include additional opportunities at Overton as well as significant potential drilling targeting the James Lime, Pettet, Haynesville Shale and Middle Bossier formations.

9 SWN

At December 31, 2009, we had approximately 330 Bcfe of reserves in East Texas, compared to 351 Bcfe at year-end 2008 and 353 Bcfe at year-end 2007.  Our proved reserves have decreased over the past three years primarily due to our annual field production and downward reserve revisions resulting from comparative decreases in gas prices and negative performance revisions, which have more than offset our successful drilling in the James Lime and Haynesville Shale formations.  In 2009, we invested approximately $167 million in East Texas and participated in 46 wells, of which 33 were successful and 13 were in progress at year-end, resulting in a 100% success rate and adding new reserves of 94 Bcfe.  This area recorded net downward revisions of approximately 55.3 Bcfe primarily due to a comparative decrease in the average 2009 gas price from the 2008 year-end gas price and 25.5 Bcfe of negative performance revisions.  Net production from East Texas was 34.9 Bcfe in 2009, compared to 31.6 Bcfe in 2008 and 29.9 Bcfe in 2007.  Production has grown over the past three years primarily due to our successful drilling program in the James Lime formation which, combined with successful drilling in the Haynesville Shale in 2009, more than offset the natural production decline at Overton.

Our original interest in Overton (which was approximately 10,800 gross acres) was acquired in April 2000 for $6 million. Our wells in Overton produce from four Taylor series sands in the Cotton Valley formation at approximately 12,000 feet.  At December 31, 2009, we held approximately 24,400 gross acres in Overton with an average working interest of 83% and an average net revenue interest of 67%.  In 2009, we invested approximately $4 million to drill two wells at Overton, both of which were successful.  Our proved reserves in Overton were 189 Bcfe at year-end 2009, compared to 273 Bcfe at year-end 2008 and 315 Bcfe at year-end 2007.  Net production from Overton was 14.6 Bcfe in 2009, compared to 19.9 Bcfe in 2008 and 25.1 Bcfe in 2007. We expect our production and reserves from Overton to continue to decline due to the planned lack of significant investment in the field during 2010 and the natural production decline in existing wells.

Our Angelina River Trend properties, collectively referred to as Angelina, are concentrated in several separate development areas located primarily in four counties in East Texas targeting the Travis Peak, Haynesville Shale, James Lime, Pettet and Middle Bossier formations. At December 31, 2009, we held approximately 95,200 gross undeveloped acres and 40,200 gross developed acres at Angelina with an average working interest of 65% and an average net revenue interest of 50%.  Our acreage position was obtained at an average cost of approximately $241 per acre and the undeveloped portion of our acreage has an average remaining lease term of 2 years.  Our proved reserves in the Angelina area were 137 Bcfe at year-end 2009, compared to 74 Bcfe at year-end 2008 and 33 Bcfe at year-end 2007.  Net production from our Angelina properties was 19.7 Bcfe in 2009, compared to 11.3 Bcfe in 2008 and 2.5 Bcfe in 2007.

In 2009, we invested approximately $143 million to drill 44 wells at Angelina, all of which were successful or in progress at December 31, 2009.  Our 2009 drilling program was primarily focused on developing the James Lime formation in our Jebel prospect area located in Shelby County, Texas. We also successfully initiated drilling in the Haynesville Shale and Middle Bossier in Shelby and San Augustine Counties with the first horizontal well, the Red River 877 #1 located in Shelby County, production testing at 7.2 MMcf per day in the first quarter of 2009. We drilled four additional wells in the Haynesville Shale formation which production tested at 13.4 MMcf per day, 16.7 MMcf per day, 21.0 MMcf per day and 18.1 MMcf per day. Additionally, we completed our first well in the Middle Bossier formation which production tested at 11.3 MMcf per day. In total, we have approximately 42,300 net acres we believe are prospective for the Haynesville and Middle Bossier Shales and our average gross working interest is approximately 61%.

At December 31, 2009, we had participated in 77 James Lime horizontal wells, 51 of which we operated, including 8 wells which were in progress.  Of those, 43 wells that we operated were placed on production at an average gross initial production rate of 9.8 MMcfe per day, resulting in net production from the James Lime of approximately 48 MMcf per day at December 31, 2009.

In 2010, we expect to invest approximately $230 million and participate in approximately 50 to 60 gross wells in East Texas, 22 to 27 of which will be operated.  Of the wells planned in 2010, 21 to 26 wells will be targeting the Haynesville or Middle Bossier Shales and 29 to 34 will target the James Lime, Pettet or Cotton Valley formations.

Conventional Arkoma Basin.  We have traditionally operated in a portion of the Arkoma Basin located in western Arkansas that we refer to as the “Fairway.”  In recent years, we have expanded our activity in the Arkoma Basin to the south and east of the traditional Fairway area, primarily in the Ranger Anticline and Midway areas.  We refer to our drilling program targeting stratigraphic Atokan-age objectives in Oklahoma and Arkansas as the “conventional Arkoma” drilling program.

At December 31, 2009, we had approximately 208 Bcf of reserves that were attributable to our conventional Arkoma properties, representing approximately 6% of our total reserves, compared to 281 Bcf at year-end 2008 and 304 Bcf at year-end 2007.  Our proved reserves have declined over the past three years primarily due to lower capital

10 SWN

investments in the area which were not sufficient to offset our annual field production and downward revisions due to comparative decreases in gas prices and negative performance revisions.  In 2009, we invested approximately $40 million in our conventional Arkoma drilling program and participated in 20 wells, of which 15 were successful and 3 were in progress at year-end, resulting in an 88% success rate and adding new reserves of 14 Bcf.  This area recorded net downward revisions of approximately 64 Bcf primarily due to a comparative decrease in the average 2009 price from the year-end 2008 gas price and negative performance revisions. Net production from our conventional Arkoma properties was 22.0 Bcf in 2009, compared to 24.4 Bcf in 2008 and 23.8 Bcf in 2007.  Production decreased during 2009 primarily due to significantly lower capital investments in the area as compared to 2008 levels, while production increased in 2008 from 2007 as new production stemming from our 2008 drilling program more than offset the natural production decline from existing wells.

In 2010, we plan to invest approximately $25 million in our conventional Arkoma program and participate in approximately 15 to 20 wells.

Appalachia.  We began leasing in northeastern Pennsylvania in 2007 in an effort to gain a position in the emerging Marcellus Shale play.  At December 31, 2009, we had approximately 149,317 net acres in Pennsylvania under which we believe the Marcellus Shale is prospective.  Our undeveloped acreage position as of December 31, 2009 had an average remaining lease term of 5 years, an average royalty interest of 13% and was obtained at an average cost of approximately $594 per acre.  During 2009, we invested approximately $40 million in Pennsylvania, almost all of which was for acquisition of properties, including approximately 22,829 net acres in Lycoming County that was purchased for approximately $8.7 million, or $382 per acre. In 2008, we invested approximately $58 million in the Marcellus Shale play in Pennsylvania and drilled our first four wells (three vertical and one horizontal) on our acreage in Bradford and Susquehanna Counties, three of which have been production tested.  In 2007, we invested approximately $17.5 million to purchase acreage in the Marcellus Shale play.

In 2010, we plan to invest approximately $145 million in Appalachia, which includes participating in a total of 35 to 40 wells, 21 to 24 of which will be operated.

New Ventures

We actively seek to find and develop new oil and gas plays with significant exploration and exploitation potential, which we refer to as “New Ventures.” We have been focusing on unconventional plays (including coalbed methane, shale gas and basin-centered gas) as well as determining the technological methods best suited to developing these plays, such as horizontal drilling and fracture stimulation techniques. New Ventures prospects are evaluated based on repeatability, multi-well potential and land availability as well as other criteria and may be located both inside and outside of the United States.  At December 31, 2009, we held 36,125 net undeveloped acres in the United States outside of our core operating areas in connection with New Ventures prospects.  This compares to 138,638 and 156,465 net undeveloped acres held at year-end 2008 and 2007, respectively, of which 114,738 and 88,000 net undeveloped acres, respectively, were in Pennsylvania where we are targeting the Marcellus Shale. The Marcellus Shale acreage was transferred to our U.S. Exploitation group in 2009 and is discussed in more detail in the paragraphs above.

In 2009, we invested approximately $25 million in our New Ventures program, compared to approximately $73 million invested in our New Ventures program in 2008 and approximately $42 million in 2007.  Of the amounts invested during 2008 and 2007, approximately $58 million and $17.5 million, respectively, were invested in the Marcellus Shale play in Pennsylvania.  In 2010, we plan to invest approximately $135 million in various unconventional, exploration and New Ventures projects.

Acquisitions and Divestitures

During 2009, we purchased approximately 22,829 net acres in Lycoming County, Pennsylvania, for approximately $8.7 million.  Additionally, during 2009 we also purchased the oil and gas leases, wells and gathering equipment on approximately 16,980 net acres in the Fayetteville Shale play for approximately $4.0 million and sold the oil and gas leases, wells and gathering equipment in our Riverton coalbed methane project in Caldwell Parish, Louisiana, for approximately $4.1 million.

During 2008, we sold the oil and gas leases, wells and equipment that comprised our Permian Basin and onshore Texas Gulf Coast operating assets to various buyers for approximately $240 million in the aggregate.  The sales included 95,700 net acres of leasehold, 69 Bcfe of proved reserves and approximately 16 MMcfe per day of production from the properties as of April 1, 2008.

11 SWN

In 2008, we also sold certain oil and gas leases, wells and gathering equipment in our Fayetteville Shale play to XTO Energy, Inc. for approximately $518.3 million.  The sale included 55,631 net acres of leasehold, 20 Bcf of proved reserves and approximately 10.5 MMcf per day of production from the Fayetteville Shale as of March 17, 2008.

There were no significant acquisitions or divestitures of gas and oil properties in 2007.

Capital Investments

During 2009, we invested a total of $1.6 billion in our E&P business and participated in drilling 636 wells, 419 of which were successful, 5 were dry and 212 were in progress at year-end.  Of the 212 wells in progress at year-end, 196 were located in our Fayetteville Shale play.  Our investments focused primarily on our active drilling programs in the Fayetteville Shale play, East Texas, Appalachia and the conventional Arkoma Basin, which accounted for 82%, 11%, 3% and 3% of our E&P capital investments in 2009, respectively.  We invested approximately $1.3 billion in our Fayetteville Shale play, $167 million in East Texas, $40 million in Appalachia, $40 million in our conventional Arkoma Basin program and $25 million in New Ventures projects.

Of the $1.6 billion invested in 2009, approximately $1.3 billion was invested in exploratory and development drilling and workovers, $82 million for acquisition of properties, $32 million for seismic expenditures and $155 million in capitalized interest and expenses and other technology-related expenditures.  Additionally, we invested approximately $35 million in our sand facility and drilling rig related and ancillary equipment.  In 2008, we invested approximately $1.6 billion in our primary E&P business activities and participated in drilling 750 wells. Of the $1.6 billion invested in 2008, approximately $1.3 billion was invested in exploratory and development drilling and workovers, $83 million for acquisition of properties, $66 million for seismic expenditures and $118 million in capitalized interest and expenses and other technology-related expenditures. Additionally, we invested approximately $36 million in drilling rig related and ancillary equipment.  In 2007, we invested approximately $1.4 billion in our primary E&P business activities and participated in drilling 653 wells. Of the $1.4 billion invested in 2007, approximately $1.1 billion was invested in exploratory and development drilling and workovers, $68 million for acquisition of properties, $100 million for seismic expenditures and $77 million in capitalized interest and expenses and other technology-related expenditures.

In 2010, we plan to invest approximately $1.7 billion in our E&P program and participate in drilling 750 to 800 gross wells, 520 to 555 of which are planned to be operated by us.  The Fayetteville Shale play will be the primary focus of our capital investments, with planned investments of approximately $1.2 billion.  Our planned 2010 capital investments also include approximately $230 million in East Texas, $145 million in Appalachia, $135 million in unconventional, exploration and New Ventures projects, $25 million in our conventional drilling program in the Arkoma Basin and $15 million for other E&P projects.

Of the $1.7 billion allocated to our 2010 E&P capital budget, approximately $1.3 billion (or 76%) will be invested in development and exploratory drilling, $25 million in seismic and other geological and geophysical expenditures, $180 million in acquisition of properties and $220 million in capitalized interest and expenses as well as equipment, facilities and technology-related expenditures.  We refer you to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Investments” for additional discussion of the factors that could impact our planned capital investments in 2010.

Other Revenues

Other revenues and operating income for 2009 included gains of approximately $3.4 million related to the sale of gas-in-storage inventory and charges totaling $6.1 million primarily related to a $4.3 million non-cash impairment to reduce the current portion of our natural gas inventory to the lower of cost or market.  Other revenues and operating income for 2008 and 2007 included gains of approximately $4.8 million and $6.4 million, respectively, related to the sale of gas-in-storage inventory.

Sales, Delivery Commitments and Customers

Sales. Our daily natural gas equivalent production averaged 823.1 MMcfe in 2009, compared to 533.1 MMcfe in 2008 and 311.1 MMcfe in 2007.  Total natural gas equivalent production was 300.4 Bcfe in 2009, up from 194.6 Bcfe in 2008 and 113.6 Bcfe in 2007.  Our natural gas production was 299.7 Bcf in 2009, compared to 192.3 Bcf in 2008 and 109.9 Bcf in 2007.  The increase in production in 2009 resulted primarily from a 109.0 Bcf increase in production from the Fayetteville Shale play and an increase in our East Texas production, which more than offset a combined decrease in net production arising from decreased production from our Arkoma and other properties and the sale of our Permian Basin and Gulf Coast properties in 2008.  The increase in production in 2008 resulted primarily from an 81.0 Bcf increase in

12 SWN

production from the Fayetteville Shale play which combined with increases in our East Texas and Arkoma production to more than offset the decreases resulting from the oil and gas properties sold during 2008.  We also produced 124,000 barrels of oil in 2009, compared to 385,000 barrels of oil in 2008 and 614,000 barrels of oil in 2007.  Our oil production decreased during 2009 and 2008 primarily due to the sale of our Permian and Gulf Coast properties in 2008.  For 2010, we are targeting total natural gas and crude oil production of approximately 400 to 410 Bcfe, which represents a growth rate of approximately 35% over our 2009 production volumes.

Sales of gas and oil production are conducted under contracts that reflect current prices and are subject to seasonal price swings. We are unable to predict changes in the market demand and price for natural gas, including changes that may be induced by the effects of weather on demand for our production.

We periodically enter into various hedging and other financial arrangements with respect to a portion of our projected natural gas and crude oil production in order to support certain desired levels of cash flow and to minimize the impact of price fluctuations.  Our policies prohibit speculation with derivatives and limit swap agreements to counterparties with appropriate credit standings. At December 31, 2009, we had hedges in place on 66 Bcf, or approximately 16% of our targeted 2010 gas production, and 30 Bcf of our expected 2011 gas production. We intend to hedge additional future production volumes to the extent natural gas prices rise to levels that we believe will achieve certain desired levels of cash flow.  We refer you to Item 7A of this Form 10-K, “Quantitative and Qualitative Disclosures about Market Risks,” for further information regarding our hedge position at December 31, 2009.

Including the effect of hedges, we realized an average wellhead price of $5.30 per Mcf for our natural gas production in 2009, compared to $7.52 per Mcf in 2008 and $6.80 per Mcf in 2007.  Our hedging activities increased our average gas price $1.96 per Mcf in 2009, decreased our average price $0.21 per Mcf in 2008 and increased our average price $0.64 per Mcf in 2007.  Our average oil price realized was $54.99 per barrel in 2009, compared to $107.18 per barrel in 2008 and $69.12 per barrel in 2007.  None of our crude oil production was hedged during 2009, 2008 or 2007.

In recent years, locational differences in market prices for natural gas have been wider than historically experienced.  Disregarding the impact of hedges, from 2005 through 2007, the average price received for our gas production was approximately $0.50 to $1.00 per Mcf lower than average NYMEX spot market prices primarily due to the locational market differentials. However, during 2009 and 2008, widening market differentials caused the difference in our annual average price received for our gas production to range from approximately $0.65 to $1.30 per Mcf lower than market prices.  The discount was at its highest in late 2008, due to increased production in the Fayetteville Shale for which there was not sufficient transportation to other markets as a result of the delay in the completion of the Boardwalk Pipeline. Since the completion of the Boardwalk Pipeline, the locational differences in the market prices for our gas production has narrowed.  Assuming a NYMEX commodity price for 2010 of $5.00 per Mcf of gas, the average price received for our gas production is expected to be approximately $0.10 to $0.20 per Mcf below the NYMEX Henry Hub index price, including the impact of our basis hedges. Our E&P segment receives a sales price for our natural gas at a discount to NYMEX spot prices due to locational basis differentials, while transportation charges and fuel charges also reduce the price received.  In 2010, we expect to pay average third-party transportation charges in the range of $0.25 to $0.32 per Mcf and average fuel charges in the range of 0.25% to 1.00% of our sales price for natural gas.

Delivery Commitments. As of February 1, 2010, we had natural gas delivery commitments of 134 Bcf in 2010 and 38 Bcf in 2011 under existing agreements.  These commitments require the delivery of natural gas in Arkansas and Texas.   These amounts are well below our forecasted 2010 and anticipated 2011 production from our available reserves in our Fayetteville Shale and East Texas operations, which are not subject to any priorities or curtailments that may affect quantities delivered to our customers or any priority allocations or price limitations imposed by federal or state regulatory agencies, or any other factors beyond our control that may affect our ability to meet our contractual obligations other than those discussed in Item 1A. “Risk Factors”.  We expect to be able to fulfill all of our short-term or long-term contractual obligations from available reserves from our own production, however, if we are unable to do so, we may have to purchase gas at market to fulfill our obligations. We may have to borrow funds to pay for these gas purchases and if we are unable to do so, our earnings could be adversely affected.

Customers. Our customers include major and small energy companies, utilities and industrial consumers of natural gas. During the years ended December 31, 2009, 2008 and 2007, no single third-party customer accounted for 10% or more of our consolidated revenues.

13 SWN

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

The natural gas industry historically has been heavily regulated and from time to time proposals are introduced by Congress and the FERC and judicial decisions are rendered that impact the conduct of business in the natural gas industry.  There can be no assurance that the less stringent regulatory approach pursued by the FERC and Congress will continue. We refer you to “Other Items — Environmental Matters” and the risk factor “We incur substantial costs to comply with government regulations, especially regulations relating to environmental protection, and could incur even greater costs in the future” in Item 1A of Part I of this Form 10-K for a discussion of the impact of government regulation on our natural gas distribution business.

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

Midstream Services

Our Midstream Services segment is well-positioned to complement our E&P initiatives and to compete with other midstream providers for unaffiliated business. Our midstream assets support our E&P operations and are currently concentrated in our Fayetteville Shale play. We generate revenue from gathering fees associated with the transportation of natural gas to market and through the marketing of natural gas.

Our operating income from this segment was $122.6 million on revenues of $1.6 billion in 2009, compared to $62.3 million on revenues of $2.2 billion in 2008 and $13.2 million on revenues of $962.0 million in 2007.  Revenues decreased in 2009 as increased gathering revenues and increased volumes marketed were more than offset by considerably lower gas prices.  The increase in revenue in 2008 was largely attributable to increased gathering revenues, increased volumes marketed and higher gas prices.  EBITDA generated by our Midstream Services segment was $141.9 million in

14 SWN

2009, compared to $73.9 million in 2008 and $18.8 million in 2007.  The increases in 2009 and 2008 operating income and EBITDA were primarily due to increased gathering revenues and marketing margins, partially offset by increased operating costs and expenses.  We expect that the operating income and EBITDA of our Midstream Services segment will increase significantly over the next few years as we continue to develop our Fayetteville Shale acreage.  EBITDA is a non-GAAP measure.  We refer you to “Business — Other Items — Reconciliation of Non-GAAP Measures” in Item 1 of Part I of this Form 10-K for a table that reconciles EBITDA to net income (loss) attributable to Southwestern Energy.

Gas Gathering

We engage in gas gathering activities through our gathering subsidiaries, DeSoto Gathering and Angelina Gathering. DeSoto Gathering engages in gathering activities in Arkansas primarily related to the development of our Fayetteville Shale play.  In 2009, we invested approximately $214.2 million related to these activities and had gathering revenues of $205.6 million, compared to $183.0 million invested and revenues of $114.9 million in 2008 and $107.4 million invested and $37.7 million in revenues in 2007.

DeSoto Gathering is rapidly expanding its network of gathering pipelines and facilities throughout the Fayetteville Shale play area. During 2009, DeSoto Gathering gathered approximately 367.3 Bcf of gas volumes in the Fayetteville Shale play area, including 26.9 Bcf of third-party natural gas.  During 2008, DeSoto Gathering gathered approximately 208.3 Bcf of gas volumes in the Fayetteville Shale play area, including 23.8 Bcf of third-party natural gas. In 2007, DeSoto Gathering gathered approximately 78.7 Bcf of gas volumes in the Fayetteville Shale play area, including 7.6 Bcf of third-party natural gas.  The increase in volumes gathered in 2009, 2008 and 2007 was primarily due to our growing production volumes from the Fayetteville Shale play.  At the end of 2009, DeSoto Gathering had approximately 1,137 miles of pipe from the individual wellheads to the transmission lines and compression equipment had been installed at 48 central point gathering facilities in the field. Angelina Gathering currently engages in gathering activities in East Texas in connection with our Angelina properties.  Angelina Gathering provides gathering support for all of our E&P operations outside of Arkansas.  At year-end 2009, Angelina Gathering had approximately 21 miles of pipeline in Texas.  Our gathering revenues are expected to grow substantially over the next few years largely as a result of increased development of our acreage in the Fayetteville Shale and the increased development activity undertaken by other operators in the play area.

Gas Marketing

Our gas marketing subsidiary, SES, allows us to capture downstream opportunities related to marketing and transportation of natural gas. SES purchases gas production and sells it to end-users and manages the basis and marketing portfolio and acquires transportation rights on pipelines.  Our current marketing operations primarily relate to the marketing of our own gas production and some third-party natural gas.  During 2009, we marketed 382.5 Bcf of natural gas, compared to 258.0 Bcf in 2008 and 145.7 Bcf in 2007.  Of the total volumes marketed, production from our E&P operated wells accounted for 92% in 2009, compared to 96% in 2008 and 89% in 2007.

In 2008 and 2006, SES became a “foundation shipper” on two pipeline projects serving the Fayetteville Shale play in anticipation of significant growth in the future production volumes from our operations in the play. In 2008, Fayetteville Express Pipeline LLC, or FEP, which is jointly owned by Kinder Morgan Energy Partners, L.P. and Energy Transfer Partners, L.P., agreed to construct a pipeline with an estimated ultimate capacity of up to 2.0 Bcf per day that will provide our operations in the Fayetteville Shale play with access to midwestern and eastern markets.  The application for the pipeline was approved by the Federal Energy Regulatory Commission, or the FERC, in December 2009, and it is expected to be in-service by late 2010 or early 2011.  SES has a maximum aggregate commitment of 1,200,000 Dekatherms per day for an initial term of ten years from the in-service date. The other project, which began in 2006 and consists of two pipeline laterals called the Fayetteville and Greenville Laterals, has already been constructed by Texas Gas Transmission, LLC, or Texas Gas, a subsidiary of Boardwalk Pipeline Partners, LP. SES has maximum aggregate commitments of 800,000 MMBtu per day on the Fayetteville Lateral and 640,000 MMBtu per day on the Greenville Lateral.

On April 1, 2009, Texas Gas placed in service the Fayetteville and the Greenville laterals and subsequently reduced the capacity on, or shut down, both laterals on several occasions due to various activities, including maintenance and pipeline inspection.  As a result, we curtailed a portion of our natural gas production during the third and fourth quarters of 2009 as Texas Gas remediated pipe anomalies pursuant to protocol agreed with the Pipeline and Hazardous Materials Safety Administration, or PHMSA.  On October 8, 2009, Texas Gas announced it received authorization from the PHMSA to operate the Fayetteville and Greenville Laterals at standard operating pressures with a capacity of 805,000 MMBtu per day, which is less than the total capacity anticipated under the firm transportation and resulted in a reduction in the capacity to which we are entitled.  Texas Gas is continuing to perform the testing protocol required by PHMSA and, once that testing has been completed and the results known, expects to request from PHMSA the authority to operate the

15 SWN

Fayetteville Lateral at higher than normal operating pressures under a special permit. In January 2010, Texas Gas added compression facilities that increased peak-day delivery capacity to approximately 1.0 Bcf per day on the Greenville Lateral and approximately 1.1 Bcf per day on the Fayetteville Lateral. The designed peakday delivery capacity of the Fayetteville Lateral is approximately 1.3 Bcf per day once the authority to operate it at higher than normal operating pressures is received from PHMSA or Texas Gas completes other system upgrades on that project. The increase in capacity to 1.3 Bcf per day will be needed in order for Texas Gas to meet its contractual commitments that will be in effect in mid-2011.

Prior to the commencement of service on the Fayetteville and Greenville Laterals, the majority of our gas from the Arkoma Basin was moved to markets in the Midwest and was sold primarily based on two indices, “NGPL TexOk” and “Centerpoint East.”  The Fayetteville and Greenville Laterals allow us to transport our gas to markets in the eastern United States and interconnect with Texas Gas Zone 1, Tennessee Gas Pipeline 100, Trunkline Zone 1A, ANR, Tennessee Gas Pipeline 800, Columbia Gulf Mainline, TETCO M1 30" and Sonat price indices.  We rely in part upon the Fayetteville and Greenville Laterals to service our increased production from the Fayetteville Shale play.  There can be no assurance that the amount of gas being produced in the Fayetteville Shale will not exceed the available capacity of the various intrastate or interstate transportation pipelines.  Our projections, financial condition, results of operation and planned capital expenditures could be adversely impacted by lack of available capacity and continued capacity reductions, shutdowns or other curtailments of the laterals or other pipelines.

Competition

Our gas gathering and marketing activities compete with numerous other companies offering the same services, many of which possess larger financial and other resources than we have.  Some of these competitors are other producers and affiliates of companies with extensive pipeline systems that are used for transportation from producers to end-users. Other factors affecting competition are the cost and availability of alternative fuels, the level of consumer demand and the cost of and proximity to pipelines and other transportation facilities.  We believe that our ability to compete effectively within the marketing segment in the future depends upon establishing and maintaining strong relationships with producers and end-users.

Regulation

On March 15, 2006, the United States Department of Transportation, or DOT, issued new rules pertaining to certain gathering lines. Compliance with the new rules has not had a material adverse impact on our operations. We refer you to “Other Items — Environmental Matters” and the risk factor “We incur substantial costs to comply with government regulations, especially regulations relating to environmental protection, and could incur even greater costs in the future” in Item 1A of Part I of this Form 10-K for a discussion of the impact of government regulation on our Midstream Services business.

On November 20, 2008, the FERC issued a Final Rule in Order No. 720, which requires, in relevant part, major non-interstate natural gas pipelines to post, on a daily basis, specific scheduled flow information at each receipt or delivery point with a design capacity of 15,000 MMBtu per day or more. A “major non-interstate pipeline” is a pipeline that is not classified as a natural gas company under the NGA and delivers on average more than 50 million MMBtu of gas annually over a three year period.  Our gathering system in Arkansas constitutes a “major non-interstate pipeline” under Order No. 720 and will be required to comply with the requirements of Order No. 720 once they become effective for major non-interstate pipelines.  On December 11, 2008, the American Gas Association filed a Motion for an Extension of Time to Comply with Order No. 720 arguing that some major non-interstate pipelines will need additional time in which to determine which receipt and delivery points are subject to the posting requirements, obtain corporate approval for expenditures needed for compliance and develop internet posting systems. On January 15, 2009, FERC granted an extension of time for major non-interstate pipelines to comply with the requirements of Order No. 720 until 150 days following the issuance of an order addressing the pending requests for rehearing and such an order was issued on January 21, 2010.  We believe that we will be able to comply with the requirements of Order No. 720 within the prescribed 150 days.

Natural Gas Distribution

Effective July 1, 2008, we sold all of the capital stock of Arkansas Western Gas for $223.5 million (net of expenses related to the sale). In order to receive regulatory approval for the sale and certain related transactions, we paid $9.8 million to Arkansas Western Gas for the benefit of its customers.  We recorded a pre-tax gain on the sale of $57.3 million in the third quarter of 2008.  As a result of the sale of the utility, we are no longer engaged in natural gas distribution operations.  Arkansas Western Gas provided operating income for the first half of 2008 of $10.7 million, compared to $10.0 million for the entire year of 2007.

16 SWN

Other

Our other operations have primarily consisted of real estate development activities concentrated on tracts of land located in Arkansas.  There were no sales of commercial real estate in 2009, 2008 or 2007. As of December 31, 2009, we owned our office complex in Fayetteville, Arkansas, an interest in approximately 15 acres of undeveloped real estate near the Fayetteville complex and 731 acres in or near Conway, Arkansas, related to our operations in the Fayetteville Shale play.

Other Items

Reconciliation of Non-GAAP Measures

EBITDA is defined as net income (loss) attributable to Southwestern Energy plus interest, income tax expense, depreciation, depletion and amortization.  We have included information concerning EBITDA in this Form 10-K because it is used by certain investors as a measure of the ability of a company to service or incur indebtedness and because it is a financial measure commonly used in our industry.  EBITDA should not be considered in isolation or as a substitute for net income (loss) attributable to Southwestern Energy, net cash provided by operating activities or other income or cash flow data prepared in accordance with generally accepted accounting principles in the United States, or GAAP, or as a measure of our profitability or liquidity.  EBITDA as defined above may not be comparable to similarly titled measures of other companies.

We believe that net income (loss) attributable to Southwestern Energy is the financial measure calculated and presented in accordance with GAAP that is most directly comparable to EBITDA as defined.  The following table reconciles EBITDA, as defined, with net income (loss) attributable to Southwestern Energy for the years-ended December 31, 2009, 2008 and 2007:

		Midstream	Natural Gas
	E&P	Services	Distribution	Other	Total
	(in thousands)
2009
Net income (loss) attributable to Southwestern Energy........................................................................	$ (109,690)	$ 73,950	$ —	$ 90	$ (35,650)
Depreciation, depletion and amortization.................	474,014	19,213	—	431	493,658
Impairment of natural gas and oil properties……...	907,812	—	—	—	907,812
Net interest expense....................................................	15,237	3,401	—	—	18,638
Provision (benefit) for income taxes..........................	(61,724)	45,303	—	58	(16,363)
EBITDA.........................................................................	$ 1,225,649	$ 141,867	$ —	$ 579	$ 1,368,095

2008
Net income attributable to Southwestern Energy...	$ 492,283	$ 35,145	$ 5,050	$ 35,468	$ 567,946
Depreciation, depletion and amortization.................	399,159	11,402	3,484	415	414,460
Net interest expense....................................................	20,528	6,059	2,317	—	28,904
Provision for income taxes..........................................	304,636	21,278	3,095	21,990	350,999
EBITDA.........................................................................	$ 1,216,606	$ 73,884	$ 13,946	$ 57,873	$ 1,362,309

2007
Net income (loss) attributable to Southwestern Energy........................................................................	$ 211,876	$ 6,933	$ 2,746	$ (381)	$ 221,174
Depreciation, depletion and amortization.................	282,387	5,527	6,423	163	294,500
Net interest expense....................................................	16,926	2,006	4,941	—	23,873
Provision for income taxes..........................................	129,315	4,294	1,672	574	135,855
EBITDA.........................................................................	$ 640,504	$ 18,760	$ 15,782	$ 356	$ 675,402

Environmental Matters

Our operations are subject to numerous federal, state and local laws and regulations including the Comprehensive Environmental Response, Compensation and Liability Act, or the CERCLA, the Clean Water Act, the Clean Air Act and similar state statutes.  These laws and regulations require permits for drilling wells and the maintenance of bonding requirements in order to drill or operate wells and also regulate the spacing and location of wells, the method of drilling

17 SWN

and casing wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandoning of wells, the prevention and cleanup of pollutants and other matters.  We maintain insurance against costs of clean-up operations, but we are not fully insured against all such risks.  Although future environmental obligations are not expected to have a material impact on the results of our operations or financial condition, there can be no assurance that future developments, such as increasingly stringent environmental laws or enforcement thereof, will not cause us to incur material environmental liabilities or costs.

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

18 SWN

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

We utilize hydraulic fracturing in our E&P operation as a means of maximizing the productivity of our wells.  The knowledge and expertise in fracturing techniques we have developed through our operations in the Fayetteville Shale play are being utilized in our other operating areas, including our Marcellus Shale acreage.  In our Fayetteville Shale play, the fracturing fluids we use are comprised of over 99% water, with small quantities of additives containing compounds such as hydrochloric acid, mineral oil, citric acid and biocide. Many of these additives can be found in common consumer and household products.  The fracturing fluid is combined with sand and injected under high pressure into the target formation. As the mixture is forced into the formation, the pressure causes the rock to fracture and the sand remains behind to prop open the fractures. These fractures create a pathway for the gas to flow out of the formation and into the wellbore. A 2004 study conducted by the EPA found that certain hydraulic fracturing posed no risk to drinking water and Congress exempted hydraulic fracturing from the Safe Drinking Water Act, or SDWA. Recently, there has been a heightened debate over whether the fluids used in hydraulic fracturing may contaminate drinking water supply and proposals have been made to revisit the environmental exemption for hydraulic fracturing under the SDWA or to enact separate federal legislation or legislation at the state and local government levels that would regulate hydraulic fracturing. Both the United States House of Representatives and Senate are considering Fracturing Responsibility and Awareness of Chemicals (FRAC) Act bills and a number of states, including states in which we have operations, are looking to more closely regulate hydraulic fracturing due to concerns about water supply. The recent congressional legislative efforts seek to regulate hydraulic fracturing to Underground Injection Control program requirements, which would significantly increase well capital costs. We are actively exploring and/or testing new alternatives for certain of the compounds we use in our additives but there can be no assurance that these alternatives will be effective at the volumes and rates we require.  If the exemption for hydraulic fracturing is removed from the SDWA, or if the FRAC Act or other legislation is enacted at the federal, state or local level, any restrictions on the use of hydraulic fracturing contained in any such legislation could have a significant impact on our financial condition and results of operation.

Employees

At December 31, 2009, we had 1,702 total employees.  None of our employees were covered by a collective bargaining agreement at year-end 2009.  We believe that our relationships with our employees are good.

19 SWN

GLOSSARY OF CERTAIN INDUSTRY TERMS

The definitions set forth below shall apply to the indicated terms as used in this Form 10-K. All natural gas reserves and production reported in this Form 10-K are stated at the legal pressure base of the state or area where the reserves exist and at 60 degrees Fahrenheit.

“Acquisition of properties” Costs incurred to purchase, lease or otherwise acquire a property, including costs of lease bonuses and options to purchase or lease properties, the portion of costs applicable to minerals when land including mineral rights is purchased in fee, brokers’ fees, recording fees, legal costs, and other costs incurred in acquiring properties. For additional information, see the SEC’s definition in Rule 4-10(a) (1) of Regulation S-X, a link for which is available at the SEC’s website, http://www.sec.gov/divisions/corpfin/ecfrlinks.shtml.

“Analogous reservoir”  Analogous reservoirs, as used in resources assessments, have similar rock and fluid properties, reservoir conditions (depth, temperature, and pressure) and drive mechanisms, but are typically at a more advanced stage of development than the reservoir of interest and thus may provide concepts to assist in the interpretation of more limited data and estimation of recovery. When used to support proved reserves, an “analogous reservoir” refers to a reservoir that shares the following characteristics with the reservoir of interest:

(i)

Same geological formation (but not necessarily in pressure communication with the reservoir of interest);

(ii)

Same environment of deposition;

(iii)

Similar geological structure; and

(iv)

Same drive mechanism.

For additional information, see the SEC’s definition in Rule 4-10(a) (2) of Regulation S-X, a link for which is available at the SEC’s website, http://www.sec.gov/divisions/corpfin/ecfrlinks.shtml.

“Available reserves”  Estimates of the amounts of oil and gas which the registrant can produce from current proved developed reserves using presently installed equipment under existing economic and operating conditions and an estimate of amounts that others can deliver to the registrant under long-term contracts or agreements on a per-day, per-month, or per-year basis.  For additional information, see the SEC’s definition in Item 1207(d) of Regulation S-K, a link for which is available at the SEC's website, http://www.sec.gov/divisions/corpfin/ecfrlinks.shtml.

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

“Dekatherm”  One million British thermal units (Btu).

“Developed oil and gas reserves” Developed oil and gas reserves are reserves of any category that can be expected to be recovered:

(i) Through existing wells with existing equipment and operating methods or in which the cost of the required    equipment is relatively minor compared to the cost of a new well; and

(ii) Through installed extraction equipment and infrastructure operational at the time of the reserves estimate if the extraction is by means not involving a well.

For additional information, see the SEC’s definition in Rule 4-10(a) (6) of Regulation S-X, a link for which is available at the SEC’s website, http://www.sec.gov/divisions/corpfin/ecfrlinks.shtml.

20 SWN

“Development costs” Costs incurred to obtain access to proved reserves and to provide facilities for extracting, treating, gathering and storing the oil and gas. More specifically, development costs, including depreciation and applicable operating costs of support equipment and facilities and other costs of development activities, are costs incurred to:

(i) Gain access to and prepare well locations for drilling, including surveying well locations for the purpose of determining specific development drilling sites, clearing ground, draining, road building, and relocating public roads, gas lines, and power lines, to the extent necessary in developing the proved reserves.

(ii) Drill and equip development wells, development-type stratigraphic test wells, and service wells, including the costs of platforms and of well equipment such as casing, tubing, pumping equipment, and the wellhead assembly.

(iii) Acquire, construct, and install production facilities such as lease flow lines, separators, treaters, heaters, manifolds, measuring devices, and production storage tanks, natural gas cycling and processing plants, and central utility and waste disposal systems.

(iv) Provide improved recovery systems.

For additional information, see the SEC’s definition in Rule 4-10(a) (7) of Regulation S-X, a link for which is available at the SEC’s website, http://www.sec.gov/divisions/corpfin/ecfrlinks.shtml.

“Development project” A development project is the means by which petroleum resources are brought to the status of economically producible. As examples, the development of a single reservoir or field, an incremental development in a producing field, or the integrated development of a group of several fields and associated facilities with a common ownership may constitute a development project. For additional information, see the SEC’s definition in Rule 4-10(a) (8) of Regulation S-X, a link for which is available at the SEC’s website, http://www.sec.gov/divisions/corpfin/ecfrlinks.shtml.

“Development well”  A well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive. For additional information, see the SEC’s definition in Rule 4-10(a) (9) of Regulation S-X, a link for which is available at the SEC’s website, http://www.sec.gov/divisions/corpfin/ecfrlinks.shtml.

“Deterministic” The method of estimating reserves or resources is called deterministic when a single value for each parameter (from the geoscience, engineering, or economic data) in the reserves calculation is used in the reserves estimation procedure. For additional information, see the SEC’s definition in Rule 4-10(a) (5) of Regulation S-X, a link for which is available at the SEC’s website, http://www.sec.gov/divisions/corpfin/ecfrlinks.shtml.

“Downspacing”   The process of drilling additional wells within a defined producing area to increase recovery of natural gas and oil from a known reservoir.

“EBITDA”  Represents net income (loss) attributable to Southwestern Energy common stock plus interest, income taxes, depreciation, depletion and amortization and the impairment of natural gas and oil properties.  We refer you to “Business — Other Items — Reconciliation of Non-GAAP Measures” in Item 1 of Part I of this Form 10-K for a table that reconciles EBITDA with our net income (loss) attributable to Southwestern Energy from our audited financial statements.

“Economically producible” The term economically producible, as it relates to a resource, means a resource which generates revenue that exceeds, or is reasonably expected to exceed, the costs of the operation. The value of the products that generate revenue shall be determined at the terminal point of oil and gas producing activities. For additional information, see the SEC’s definition in Rule 4-10(a) (10) of Regulation S-X, a link for which is available at the SEC’s website, http://www.sec.gov/divisions/corpfin/ecfrlinks.shtml.

“Estimated ultimate recovery (EUR)” Estimated ultimate recovery is the sum of reserves remaining as of a given date and cumulative production as of that date. For additional information, see the SEC’s definition in Rule 4-10(a) (11) of Regulation S-X, a link for which is available at the SEC’s website, http://www.sec.gov/divisions/corpfin/ecfrlinks.shtml.

“Field” An area consisting of a single reservoir or multiple reservoirs all grouped on or related to the same individual geological structural feature and/or stratigraphic condition. There may be two or more reservoirs in a field that are separated vertically by intervening impervious, strata, or laterally by local geologic barriers, or by both. Reservoirs that are associated by being in overlapping or adjacent fields may be treated as a single or common operational field. The geological terms structural feature and stratigraphic condition are intended to identify localized geological features as opposed to the broader terms of basins, trends, provinces, plays, areas-of-interest, etc. For additional information, see the SEC’s definition in Rule 4-10(a) (15) of Regulation S-X, a link for which is available at the SEC’s website, http://www.sec.gov/divisions/corpfin/ecfrlinks.shtml.

21 SWN

“Fracture stimulation” A process whereby fluids mixed with proppants are injected into a wellbore under pressure in order to fracture, or crack open, reservoir rock, thereby allowing oil and/or natural gas trapped in the reservoir rock to travel through the fractures and into the well for production.

“Gross well or acre”  A well or acre in which the registrant owns a working interest. The number of gross wells is the total number of wells in which the registrant owns a working interest. For additional information, see the SEC's definition in Item 1208(c)(1) of Regulation S-K, a link for which is available at the SEC's website, http://www.sec.gov/divisions/corpfin/ecfrlinks.shtml.

“Gross working interest”  Gross working interest is the working interest in a given property plus the proportionate share of any royalty interest, including overriding royalty interest, associated with the working interest.

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

“Net well or acre”  Deemed to exist when the sum of fractional ownership working interests in gross wells or acres equals one. The number of net wells or acres is the sum of the fractional working interests owned in gross wells or acres expressed as whole numbers and fractions of whole numbers. For additional information, see the SEC's definition in Item 1208(c)(2) of Regulation S-K, a link for which is available at the SEC's website, http://www.sec.gov/divisions/corpfin/ecfrlinks.shtml.

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

“Probabilistic” The method of estimation of reserves or resources is called probabilistic when the full range of values that could reasonably occur for each unknown parameter (from the geoscience and engineering data) is used to generate a full range of possible outcomes and their associated probabilities of occurrence. For additional information, see the SEC’s definition in Rule 4-10(a) (19) of Regulation S-X, a link for which is available at the SEC’s website,  http://www.sec.gov/divisions/corpfin/ecfrlinks.shtml.

22 SWN

“Producing property”  A natural gas and oil property with existing production.

“Productive wells”  Producing wells and wells mechanically capable of production. For additional information, see the SEC's definition in Item 1208(c)(3) of Regulation S-K, a link for which is available at the SEC’s website, http://www.sec.gov/divisions/corpfin/ecfrlinks.shtml.

“Proppant”  Sized particles mixed with fracturing fluid to hold fractures open after a hydraulic fracturing treatment.  In addition to naturally occurring sand grains, man-made or specially engineered proppants, such as resin-coated sand or high-strength ceramic materials like sintered bauxite, may also be used.  Proppant materials are carefully sorted for size and sphericity to provide an efficient conduit for production of fluid from the reservoir to the wellbore.

“Proved developed producing” Proved developed reserves that can be expected to be recovered from a reservoir that is currently producing through existing wells.

“Proved developed reserves”  Proved gas and oil that are also developed gas and oil reserves.

“Proved oil and gas reserves”   Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time. Also referred to as “proved reserves.” For additional information, see the SEC’s definition in Rule 4-10(a) (22) of Regulation S-X, a link for which is available at the SEC’s website, http://www.sec.gov/divisions/corpfin/ecfrlinks.shtml.

“Proved reserves”  See “proved oil and gas reserves.”

“Proved undeveloped reserves”  Proved oil and gas reserves that are also undeveloped oil and gas reserves.

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

“Reserve life index”  The quotient resulting from dividing total reserves by annual production and typically expressed in years.

“Reserve replacement ratio”  The sum of the estimated net proved reserves added through discoveries, extensions, infill drilling and acquisitions (which may include or exclude reserve revisions of previous estimates) for a specified period of time divided by production for that same period of time.

“Reservoir” A porous and permeable underground formation containing a natural accumulation of producible oil and/or gas that is confined by impermeable rock or water barriers and is individual and separate from other reservoirs. For additional information, see the SEC’s definition in Rule 4-10(a) (27) of Regulation S-X, a link for which is available at the SEC’s website, http://www.sec.gov/divisions/corpfin/ecfrlinks.shtml.

“Royalty interest”  An interest in a natural gas and oil property entitling the owner to a share of oil or gas production free of production costs.

“Tcf”  One trillion cubic feet of gas.

“Tcfe”  One trillion cubic feet of gas equivalent. Determined using the ratio of one barrel of crude oil to six Mcf of natural gas.

23 SWN

“Unconventional play” A term used in the natural gas and oil industry to refer to a play in which the targeted reservoirs generally fall into one of three categories: (1) tight sands, (2) coal beds, or (3) gas shales. The reservoirs tend to cover large areas and lack the readily apparent traps, seals and discrete hydrocarbon-water boundaries that typically define conventional reservoirs. These reservoirs generally require fracture stimulation treatments or other special recovery processes in order to produce economic flow rates.

“Undeveloped acreage” Those leased acres on which wells have not been drilled or completed to a point that would permit the production of economic quantities of oil or gas regardless of whether such acreage contains proved reserves. For additional information, see the SEC's definition in Item 1208(c)(4) of Regulation S-K, a link for which is available at the SEC's website, http://www.sec.gov/divisions/corpfin/ecfrlinks.shtml.

“Undeveloped oil and gas reserves” Undeveloped oil and gas reserves are reserves of any category that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Also referred to as “undeveloped reserves.” For additional information, see the SEC’s definition in Rule 4-10(a) (31) of Regulation S-X, a link for which is available at the SEC’s website, http://www.sec.gov/divisions/corpfin/ecfrlinks.shtml.

“Undeveloped reserves” See “undeveloped oil and gas reserves.”

 “Well spacing” The regulation of the number and location of wells over an oil or gas reservoir, as a conservation measure.  Well spacing is normally accomplished by order of the regulatory conservation commission in the applicable jurisdiction.  The order may be statewide in its application (subject to change for local conditions) or it may be entered for each field after its discovery. In the operational context, “well spacing” refers to the area attributable between producing wells within the scope of what is permitted under a regulatory order.

“Working interest” An operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and to receive a share of production.

“Workovers”  Operations on a producing well to restore or increase production.

“WTI”  West Texas Intermediate, the benchmark crude oil in the United States.

24 SWN

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

;

•

relatively minor changes in the supply of and demand for natural gas and oil;

•

market uncertainty;

•

worldwide economic conditions;

•

weather conditions;

•

import prices;

•

political conditions in major oil producing regions, especially the Middle East;

•

actions taken by OPEC;

•

competition from other sources of energy; and

•

economic, political and regulatory developments.

Historically we have also experienced price volatility as a result of locational differentials for our production from the Arkoma Basin and East Texas which may widen due to pipeline or other constraints. Price volatility makes it difficult to project the return on exploration and development projects involving our natural gas and oil properties and to estimate with precision the value of producing properties that we may own or propose to acquire.  In addition, unusually volatile prices often disrupt the market for natural gas and oil properties, as buyers and sellers have more difficulty agreeing on the purchase price of properties.  Our results of operations may fluctuate significantly as a result of, among other things, variations in natural gas and oil prices and production performance.  In recent years, natural gas and oil price volatility has become increasingly severe.

A substantial or extended decline in natural gas and oil prices would have a material adverse affect on us.

In the first half of 2008, natural gas and oil prices were at or near their highest historical levels but subsequently natural gas and oil prices declined significantly, resulting in a ceiling test write-down in the first quarter of 2009. Natural gas prices remained at substantially lower levels throughout 2009. The further decline in natural gas and oil prices would have a material adverse effect on our financial position, our results of operations, our access to capital and the quantities of natural gas and oil that may be economically produced by us.  A significant decrease in price levels for an extended period would negatively affect us in several ways including:

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

25 SWN

Lower natural gas and oil prices and/or increased development costs may cause us to record ceiling test write-downs.

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

These rules generally require pricing future natural gas and oil production at the unescalated natural gas and oil prices in effect at the end of each fiscal quarter, including the impact of derivatives qualifying as cash flow hedges, utilizing the average price in the 12-month period prior to December 31, 2009, defined as the unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices were defined by contractual arrangements, excluding escalations based upon future conditions. They also require a write-down if the ceiling limit is exceeded, even if prices declined for only a relatively short period of time.  Once a write-down is taken, it cannot be reversed in future periods even if natural gas and oil prices increase.

In the period ended March 31, 2009, we incurred a ceiling test write-down of $907.8 million which resulted in an operating loss for our company for 2009. If natural gas and oil prices decline below levels utilized in our ceiling limit test at December 31, 2009 and/or development costs increase, a write-down may occur, which would adversely impact our results of operation and financial condition.

We may have difficulty financing our planned capital investments, which could adversely affect our growth.

We have experienced and expect to continue to experience substantial capital expenditure and working capital needs as a result of our drilling program. Our planned capital investments for 2010 are expected to significantly exceed the net cash generated by our operations.  We expect to borrow under our credit facility to fund capital investments that are in excess of our net cash flow and cash on hand.  Our ability to borrow under our credit facility is subject to certain conditions.  At December 31, 2009, we were in compliance with the borrowing conditions of our credit facility.  If we are not in compliance with the terms of our credit facility in the future or if the lenders under our credit facility are unable to fulfill their commitments, we may not be able to borrow under the facility to fund our capital investments.  We also cannot be certain that other financing will be available to us on acceptable terms or at all.  In the event additional capital resources are unavailable, we may curtail our drilling, development and other activities or be forced to sell some of our assets on an untimely or unfavorable basis.  Any such curtailment or sale could have a material adverse effect on our results and future operations.

Working interest owners of some of our properties may be unwilling or unable to cover their portion of development costs, which could change our exploration and development plans.

Some of our working interest owners may have difficulties obtaining the capital needed to finance their activities, or may believe that estimated drilling and completion costs are excessive. As a result, these working interest owners may choose not to participate in certain wells or be unable or unwilling to pay their share of well costs as they become due. These actions could cause us to change our development plans for the affected properties.

Although our estimated natural gas and oil reserve data is independently audited, our estimates may still prove to be inaccurate.

Our reserve data represents the estimates of our reservoir engineers made under the supervision of our management.  Our reserve estimates are audited each year by Netherland, Sewell & Associates, Inc., or NSAI, an independent petroleum engineering firm.  In conducting its audit, the engineers and geologists of NSAI study our major properties in detail and independently develop reserve estimates.  NSAI’s audit consists primarily of substantive testing, which includes a detailed review of major properties that account for approximately 88% of the present worth of our total proved reserves.  NSAI’s audit process consists of sorting all fields by descending present value order and selecting the fields from highest value to descending value until the selected fields account for more than 80% of the present worth of our reserves.  The properties in the bottom 20% of the total present worth are the lowest value properties and are not reviewed in the audit.  The fields included in approximately the top 88% present value as of December 31, 2009 accounted for approximately 90% of our total proved reserves and approximately 97% of our proved undeveloped reserves.  In the conduct of its audit, NSAI did not independently verify the data that we provided to them with respect to ownership interests, oil and gas production, well test data, historical costs of operations and development, product prices, or any

26 SWN

agreements relating to current and future operations of the properties and sales of production.  NSAI has advised us that if, in the course of its audit, something came to its attention that brought into question the validity or sufficiency of any such information or data, NSAI did not rely on such information or data until it had satisfactorily resolved any questions relating thereto or had independently verified such information or data. The estimates of NSAI may differ significantly on an individual property basis from our estimates. When, in the aggregate, such differences are within 10%, NSAI is generally satisfied that the estimates of proved reserves are reasonable.

Our estimate of natural gas and oil reserves requires extensive judgments of reservoir engineering data and projections of cost that will be incurred in developing and producing reserves and is generally less precise than other estimates made in connection with financial disclosures. Our reservoir engineers prepare our reserve estimates under the supervision of our management.  Reserve estimates are prepared for each of our properties annually by the reservoir engineers assigned to the asset management team to which the property is assigned.  The reservoir engineering and financial data included in these estimates are reviewed by senior engineers who are not part of the asset management teams and by our Vice President-Economic Planning and Acquisitions who is the technical person primarily responsible for the preparation of our reserve estimates, and has over twenty years of experience in petroleum engineering, including over fifteen years in estimating oil and gas reserves. On our behalf, the Vice President-Economic Planning and Acquisitions engages NSAI, a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies, to independently audit our proved reserves estimates as discussed in more detail below. The financial data included in the reserve estimates are also separately reviewed by our accounting staff.  Our proved reserve estimates, as internally reviewed and audited by NSAI, are submitted for review and approval to our Chief Executive Officer.  Finally, upon his approval, NSAI reports the results of its reserve audit to the Board of Directors and final authority over the estimates of our proved reserves rests with our Board of Directors. We incorporate many factors and assumptions into our estimates including:

•

expected reservoir characteristics based on geological, geophysical and engineering assessments;

•

future production rates based on historical performance and expected future operating and investment activities;

•

future oil and gas prices and quality and locational differentials; and

•

future development and operating costs.

Although we believe our assumptions are reasonable based on the information available to us at the time we prepare our estimates, our actual results could vary considerably from estimated quantities of proved natural gas and oil reserves (in the aggregate and for a particular geographic location), production, revenues, taxes and development and operating expenditures.  In addition, our estimates of reserves may be subject to downward or upward revision based upon production history, results of future exploration and development, prevailing natural gas and oil prices, severance taxes, operating and development costs and other factors.  In 2009, our reserves were revised upward by 92.9 Bcfe, primarily due to improved performance in our Fayetteville Shale properties, partially offset by downward revisions due to a comparative decrease in the average 2009 price from the year-end 2008 gas price.  In 2008, our reserves were revised upward by 98.1 Bcfe, primarily due to improved performance in our Fayetteville Shale properties, partially offset by downward revisions due to lower year-end oil and gas prices combined with the performance revisions in some of our East Texas and conventional Arkoma Basin properties. In 2007, our reserves were revised upward by 31.0 Bcfe, primarily due to improved performance in our Fayetteville Shale properties, which was partially offset by a downward revision in our Overton properties.  These revisions represented no greater than 5% of our total reserve estimates in each of these years, which we believe is indicative of the effectiveness of our internal controls.  Because we review our reserve projections for every property at the end of every year, any material change in a reserve estimate is included in subsequent reserve reports.

Finally, recovery of undeveloped reserves generally requires significant capital investments and successful drilling operations.  At December 31, 2009, approximately 1,677 Bcfe of our estimated proved reserves were undeveloped.  Our reserve data assume that we can and will make these expenditures and conduct these operations successfully, which may not occur.  Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cautionary Statement about Forward-Looking Statements” in Item 7 of Part II of this Form 10-K for additional information regarding the uncertainty of reserve estimates.

27 SWN

Our future level of indebtedness and the terms of our financing arrangements may adversely affect operations and limit our growth.

At December 31, 2009, we had total indebtedness of $998.7 million, including borrowings of $324.5 million under our revolving credit facility.  At February 25, 2010, we had total long-term indebtedness of $1,089.2 million, including borrowings of $415.0 million under our revolving credit facility.  We currently expect to utilize the borrowing availability under our revolving credit facility in order to fund a portion of our capital investments in 2010.  See also our risk factor headed “We may have difficulty financing our planned capital investments which could adversely affect our growth,” above.

The terms of our various financing agreements, including but not limited to the indentures relating to our outstanding senior notes, our revolving credit facility and the master lease agreement relating to our drilling rigs and our other equipment leases, which we collectively refer to as our “financing agreements,” impose restrictions on our ability and, in some cases, the ability of our subsidiaries to take a number of actions that we may otherwise desire to take, including one or more of the following:

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

Our ability to comply with the covenants and other restrictions in our financing agreements may be affected by events beyond our control, including prevailing economic and financial conditions.  If we fail to comply with the covenants and other restrictions, it could lead to an event of default and the acceleration of our obligations under those agreements.  We may not have sufficient funds to make such payments.  If we are unable to satisfy our obligations with cash on hand, we could attempt to refinance such debt, sell assets or repay such debt with the proceeds from an equity offering.  We cannot assure you that we will be able to generate sufficient cash flow to pay the interest on our debt, to meet our lease obligations, or that future borrowings, equity financings or proceeds from the sale of assets will be available to pay or refinance such debt or obligations.  The terms of our financing agreements may also prohibit us from taking such actions.  Factors that will affect our ability to raise cash through an offering of our capital stock, a refinancing of our debt or a sale of assets include financial market conditions and our market value and operating performance at the time of such offering or other financing.  We cannot assure you that any such proposed offering, refinancing or sale of assets can be successfully completed or, if completed, that the terms will be favorable to us.

If we fail to find or acquire additional reserves, our reserves and production will decline materially from their current levels.

The rate of production from natural gas and oil properties generally declines as reserves are depleted.  Unless we acquire additional properties containing proved reserves, conduct successful exploration and development activities, successfully apply new technologies or identify additional behind-pipe zones or secondary recovery reserves, our proved reserves will decline materially as reserves are produced.  Future natural gas and oil production is, therefore, highly dependent upon our level of success in acquiring or finding additional reserves.

28 SWN

Our drilling plans for the Fayetteville Shale play are subject to change.

As of December 31, 2009, we had drilled and completed 1,288 wells relating to our Fayetteville Shale play.  At year-end 2009, approximately 48% of our leasehold acreage was held by production, excluding our acreage in the traditional Fairway portion of the Arkoma Basin. Our drilling plans with respect to our Fayetteville Shale play are flexible and are dependent upon a number of factors, including the extent to which we can replicate the results of our most successful Fayetteville Shale wells on our other Fayetteville Shale acreage as well as the natural gas and oil commodity price environment.  The determination as to whether we continue to drill wells in the Fayetteville Shale may depend on any one or more of the following factors:

•

our ability to determine the most effective and economic fracture stimulation for the Fayetteville Shale formation;

•

our ability to transport our production to the most favorable markets;

•

material changes in natural gas prices (including regional basis differentials);

•

changes in the costs to drill, complete or operate wells and our ability to reduce drilling risks;

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

Approximately 178,930 net acres of our Fayetteville Shale acreage will expire in the next three years if we do not drill successful wells to develop the acreage or otherwise take action to extend the leases.  As discussed above under “Our drilling plans for the Fayetteville Shale play are subject to change,” our ability to drill wells depends on a number of factors, including certain factors that are beyond our control.  The number of wells we will be required to drill to retain our leasehold rights will be determined by field rules established by the Arkansas Oil and Gas Commission, or the AOGC.

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

As of December 31, 2009, we had invested approximately $548.9 million in our gas gathering system built for the Fayetteville Shale play.  We intend to continue to make substantial investments in the expansion of our gas gathering system as we further develop the play.  Our gas gathering business will largely rely on gas sourced in our Fayetteville Shale play area in Arkansas.  In addition, we have entered into 10-year firm transportation agreements committing us to transportation on the Fayetteville and Greenville laterals recently built by Texas Gas to service the Fayetteville Shale play

29 SWN

area as well as the pipeline being constructed by Fayetteville Express Pipeline LLC, which is jointly owned by Kinder Morgan Energy Partners, L.P. Our marketing subsidiary has also entered into multiple other firm transportation agreements relating to gas volumes from our Fayetteville Shale play. As of December 31, 2009, our aggregate demand charge commitments under these firm transportation agreements were approximately $1.8 billion. If our Fayetteville Shale drilling program fails to produce a significant supply of natural gas, our investments in our gas gathering operations could be lost, and we could be forced to pay demand charges for transportation on pipelines that we would not be using.  These events could have an adverse effect on our results of operations, financial condition and cash flows.

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

Our exploration, production, development and gas gathering and marketing operations are regulated extensively at the federal, state and local levels.  We have made and will continue to make large expenditures in our efforts to comply with these regulations, including environmental regulation. The natural gas and oil regulatory environment could change in ways that might substantially increase these costs.  Hydrocarbon-producing states regulate conservation practices and the protection of correlative rights.  These regulations affect our operations and limit the quantity of hydrocarbons we may produce and sell.  In addition, at the U.S. federal level, the FERC regulates interstate transportation of natural gas under the NGA.  Other regulated matters include marketing, pricing, transportation and valuation of royalty payments.

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

30 SWN

Our financial condition and results of operation could be adversely affected if the exemption for hydraulic fracturing is removed from the Safe Drinking Water Act, or if legislation is enacted at the federal, state or local level regulating hydraulic fracturing.

We utilize hydraulic fracturing in our E&P operation as a means of maximizing the productivity of our wells.  The knowledge and expertise in fracturing techniques we have developed through our operations in the Fayetteville Shale play are being utilized in our other operating areas, including our Marcellus Shale acreage.  In our Fayetteville Shale play, the fracturing fluids we use are comprised of over 99% water, with small quantities of additives containing compounds such as hydrochloric acid, mineral oil, citric acid and biocide. Many of these additives can be found in common consumer and household products.  The fracturing fluid is combined with sand and injected under high pressure into the target formation. As the mixture is forced into the formation, the pressure causes the rock to fracture and the sand remains behind to prop open the fractures. These fractures create a pathway for the gas to flow out of the formation and into the wellbore. A 2004 study conducted by the EPA found that certain hydraulic fracturing posed no risk to drinking water and Congress exempted hydraulic fracturing from the Safe Drinking Water Act, or SDWA. Recently, there has been a heightened debate over whether the fluids used in hydraulic fracturing may contaminate drinking water supply and proposals have been made to revisit the environmental exemption for hydraulic fracturing under the SDWA or to enact separate federal legislation or legislation at the state and local government levels that would regulate hydraulic fracturing. Both the United States House of Representatives and Senate are considering Fracturing Responsibility and Awareness of Chemicals (FRAC) Act bills and a number of states, including states in which we have operations, are looking to more closely regulate hydraulic fracturing due to concerns about water supply. The recent congressional legislative efforts seek to regulate hydraulic fracturing to Underground Injection Control program requirements, which would significantly increase well capital costs. We are actively exploring and/or testing new alternatives for certain of the compounds we use in our additives but there can be no assurance that these alternatives will be effective at the volumes and rates we require.  If the exemption for hydraulic fracturing is removed from the SDWA, or if the FRAC Act or other legislation is enacted at the federal, state or local level, any restrictions on the use of hydraulic fracturing contained in any such legislation could have a significant impact on our financial condition and results of operation.

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

We do not operate some of the properties in which we have an interest and we have limited ability to exercise influence over operations for these properties or their associated costs.  As of December 31, 2009, approximately 6% of our gas and oil properties, based on the PV-10 value of our proved developed producing reserves, were operated by other companies.  Our dependence on the operator and other working interest owners for these projects and our limited ability to influence operations and associated costs could materially adversely affect the realization of our targeted returns on capital in drilling or acquisition activities and our targeted production growth rate.  The success and timing of drilling, development and exploitation activities on properties operated by others depend on a number of factors that are beyond our control, including the operator’s expertise and financial resources, approval of other participants for drilling wells and utilization of technology.

When we are not the majority owner or operator of a particular natural gas or oil project, we may have no control over the timing or amount of capital investments associated with such project.  If we are not willing or able to fund our capital investments relating to such projects when required by the majority owner or operator, our interests in these projects may be reduced or forfeited.

31 SWN

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

If drilling in the Fayetteville Shale continues to be successful, the amount of gas being produced in the area from new wells, as well as gas produced from existing wells, may exceed the capacity of the various intrastate or interstate transportation pipelines currently available.  We have subscribed for capacity on the Fayetteville and Greenville Laterals recently built by Texas Gas Transmission, LLC, and the pipeline being constructed by Fayetteville Express Pipeline LLC which is expected to be in service in late 2010 or early 2011.

On April 1, 2009, Texas Gas placed in service the entire Fayetteville and Greenville laterals and subsequently reduced the capacity on, or shut down, both laterals on several occasions due to various activities, including maintenance and pipeline inspection.  As a result, we curtailed a portion of our natural gas production during the third and fourth quarters of 2009 primarily due to the inspections, repairs and maintenance relating to the remediation of pipe anomalies on the Fayetteville and Greenville Laterals.  The remediation of the pipe anomalies by Texas Gas was pursuant to an agreement with the Pipeline and Hazardous Materials Safety Administration, or PHMSA, entered during the second quarter 2009, which defined the testing protocol and remediation efforts that Texas Gas would need to complete in order to return to normal operating pressures, and for the Fayetteville Lateral, to operate at higher than normal operating pressures.  On October 8, 2009, Texas Gas announced it received authorization from the PHMSA to operate the Fayetteville and Greenville Laterals at standard operating pressures with a capacity of 805,000 MMBtu per day.  Texas Gas is continuing to perform the testing protocol required by PHMSA and, once that testing has been completed and the results known, expects to request from PHMSA the authority to operate the Fayetteville Lateral at higher than normal operating pressures under a special permit.  In addition, Texas Gas plans to add compression in 2010 that will increase peak-day delivery capacities to approximately 1.0 Bcf per day on the Greenville Lateral, and assuming that the authority is received to operate the Fayetteville Lateral at higher than normal operating pressures, increase peak-day delivery capacities to approximately 1.3 Bcf per day on the Fayetteville Lateral.  The compression for the Fayetteville and Greenville Laterals has been approved by the FERC.  PHMSA retains discretion as to whether to grant, or to maintain in force, authority to operate a pipeline at higher than normal operating pressures.  We cannot predict when or if the Fayetteville Lateral will be able to operate at higher capacities.  In addition, PHMSA mandated repairs in conjunction with obtaining the special operating permit or any other substantial delay in obtaining the special operating permit from PHMSA could result in future curtailments of our capacity.

We rely upon the Fayetteville and Greenville Laterals to service our increased production from the Fayetteville Shale play and are relying upon the FEP pipeline’s timely construction. There can be no assurance that the amount of gas being produced in the Fayetteville Shale will not exceed the available capacity of the various intrastate or interstate transportation pipelines. Our projections, financial condition, results of operation and planned capital expenditures could be adversely impacted by lack of available capacity and continued capacity reductions, shutdowns or other curtailments of the laterals or other pipelines.

Shortages of oilfield equipment, services, supplies, raw materials and qualified personnel could adversely affect our results of operations.

The demand for qualified and experienced field personnel to drill wells and conduct field operations, geologists, geophysicists, engineers and other professionals in the natural gas and oil industry can fluctuate significantly, often in correlation with natural gas and oil prices, causing periodic shortages. These factors also cause significant increases in costs for equipment, services, personnel and raw materials (such as sand, cement, manufactured proppants and other materials utilized in the provision of the oilfield services).  Higher natural gas and oil prices generally stimulate increased

32 SWN

demand and result in increased prices for drilling rigs, crews and associated supplies, equipment, services and raw materials.  In addition, our E&P operations also require local access to large quantities of water supplies and disposal services for produced water in connection with our hydraulic fracture stimulations due to prohibitive transportation costs. We cannot be certain when we will experience shortages or price increases, which could adversely affect our profit margin, cash flow and operating results or restrict our ability to drill wells and conduct ordinary operations.

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

We have made significant investments in our own drilling rig and sand mine operations in order to meet certain of our oilfield service and resource needs, lower our costs and increase of the efficiency of our operations.  If disrupted, these operations may adversely impact our results of operations.  In addition, these operations may adversely impact our relationships with third-party providers.

We have made significant investments in order to meet certain of our oilfield services needs, including establishing our own drilling rig operations and sand mine and we may make additional investments to expand these operations in the future.  Our drilling operations are conducted through our subsidiary, DDI, which had 366 employees as of December 31, 2009.  We have lease commitments for 14 drilling rigs and related equipment with respect to DDI's operations and we also own one drilling rig.  In addition to these rigs, we have contracts with third-party drilling companies for use of their rigs which may not be terminable without penalty.  In 2009, another of our subsidiaries, DeSoto Sand, LLC, began operating our first sand mine in Arkansas in order to meet a portion of our sand needs for the Fayetteville Shale play. We also purchase sand for use in our operations from various third parties, including certain of our oilfield service providers.  Our drilling rig and sand mine operations may have an adverse effect on our relationships with our existing third-party service and resource providers or our ability to secure these services and resources from other providers.  We may also compete with third-party providers for qualified personnel, which could adversely affect our relationships with such providers. If the operations of our drilling rigs operations and/or sand mine are disrupted or our existing third-party providers discontinue their relationships with us, we may not be able to secure alternative services or resources on a timely basis, or at all.  Even if we are able to secure alternative services or resources, there can be no assurance that such services or resources will be of equivalent quality or that pricing and other terms will be favorable to us.  If we are unable to secure third-party services or resources or if the terms are not favorable to us, our financial condition and results of operations could be adversely affected.

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

If natural gas prices decline, our failure to hedge a significant portion of our expected 2010 production could adversely affect our results of operations and financial condition.

To reduce our exposure to fluctuations in the prices of natural gas and oil, historically, we have entered into hedging arrangements with respect to a significant portion of our expected production.  As of December 31, 2009, we had hedges on approximately 16% of our targeted 2010 natural gas production as compared to approximately 60% to 80% from 2006 to 2008 and 45% for 2009.  Our price risk management activities increased gas sales by $587.8 million in 2009, decreased gas sales by $40.5 million in 2008 and increased gas sales by $70.7 million in 2007. If natural gas prices decline in 2010, unless we enter into additional hedging arrangements, our revenues would be adversely affected.   To the extent

33 SWN

that we engage in additional hedging activities in the current price environment, we would not realize the benefit of price increases above the levels of the hedges.

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

Our ability to produce gas could be impaired if we are unable to acquire adequate supplies of water for our drilling operations or are unable to dispose of the water we use at a reasonable cost and within applicable environmental rules.

Our inability to locate sufficient amounts of water, or dispose of or recycle water used in our E&P operations, could adversely impact our operations, particularly with respect to our Fayetteville Shale and Marcellus Shale operations. Moreover, the imposition of new environmental initiatives and regulations could include restrictions on our ability to conduct certain operations such as hydraulic fracturing or disposal of waste, including, but not limited to, produced water, drilling fluids and other wastes associated with the exploration, development or production of natural gas.  The Federal Water Pollution Control Act, as amended, or the FWPCA, imposes restrictions and strict controls regarding the discharge of produced waters and other natural gas and oil waste into navigable waters.  Permits must be obtained to discharge pollutants to waters and to conduct construction activities in waters and wetlands.  The FWPCA and similar state laws provide for civil, criminal and administrative penalties for any unauthorized discharges of pollutants and unauthorized discharges of reportable quantities of oil and other hazardous substances. Many state discharge regulations and the Federal National Pollutant Discharge Elimination System general permits issued by the Environmental Protection Agency, or the EPA, prohibit the discharge of produced water and sand, drilling fluids, drill cuttings and certain other substances related to the natural gas and oil industry into coastal waters. The EPA has also adopted regulations requiring certain natural gas and oil exploration and production facilities to obtain permits for storm water discharges. Compliance with environmental regulations and permit requirements governing the withdrawal, storage and use of surface water or groundwater necessary for hydraulic fracturing of wells may increase our operating costs and cause delays, interruptions or termination of our operations, the extent of which cannot be predicted, all of which could have an adverse affect on our operations and financial condition.

Climate change and global warming concerns could lead to additional regulatory measures that may adversely impact our operations and financial condition.

Our E&P operations are currently focused on the production of hydrocarbons from unconventional sources, and we expect to continue to focus on such resources in the future. The production of hydrocarbons from these sources has an energy intensity that is a number of times higher than that for production from conventional sources. Therefore, we expect that the carbon dioxide, or CO2, intensity of our production will increase in the long-term. We actively seek to reduce the environmental impact of our operations by pursuing more efficient use of natural resources such as hydrocarbons and water and managing and mitigating the emissions to the air, water and soil, with a focus on the reduction of greenhouse gas emissions. With the efforts of our Health, Safety and Environmental Department, we have been able to plan for and comply with environmental initiatives without materially altering our operating strategy. We anticipate making increased expenditures of both a capital and expense nature as a result of the increasingly stringent laws relating to the protection of the environment that will increase the cost of equipment, materials and services whose production utilizes hydrocarbons. We may also face increased competition from alternative energy sources that do not rely on hydrocarbons. We cannot predict with any reasonable degree of certainty our future exposure concerning such matters and if we are unable to find solutions to environmental initiatives as they arise, including reducing the CO2 emissions for our existing projects, we may have additional costs as well as compliance and operational risks with respect to our existing operations as well as facing difficulties in pursuing new projects.

34 SWN

Our certificate of incorporation, bylaws, and stockholder rights plan contain provisions that could make it more difficult for someone to either acquire us or affect a change of control.

Certain provisions of our certificate of incorporation and bylaws, together with any stockholder rights plan we might have in place, could discourage an effort to acquire us, gain control of the company, or replace members of our executive management team. These provisions could potentially deprive our stockholders of opportunities to sell shares of our common stock at above-market prices.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

35 SWN

ITEM 2.  PROPERTIES

  The summary of our oil and gas reserves as of fiscal year-end 2009 based on average fiscal-year prices, as required by Item 1202 of Regulation S-K, is included in the table headed “2009 Proved Reserves by Category and Summary Operating Data” in “Business – Exploration and Production – Our Proved Reserves” in Item 1 of this Form 10-K and incorporated by reference into this Item 2.  Our proved reserves are based upon estimates prepared for each of our properties annually by the reservoir engineers assigned to the asset management team in the geographic locations in which the property is located. These estimates are reviewed by senior engineers who are not part of the asset management teams and by our Vice President-Economic Planning and Acquisitions, or Vice President-EP&A,  who was the technical person primarily responsible for overseeing the preparation of our reserves estimates. Our Vice President-EP&A has more than twenty years of experience in petroleum engineering, including over fifteen years of experience in estimating oil and gas reserves and holds a Bachelor of Science in Chemical Engineering.  Prior to joining us in 1993, our Vice President-EP&A worked for Conoco Inc. in various engineering functions.  Our Vice President-EP&A is a Registered Professional Engineer in the State of Texas and is a member of the Society of Petroleum Engineers, Society of Petroleum Evaluation Engineers, and an associate member of the American Association of Petroleum Geologists. On our behalf, the Vice President-EP&A engages Netherland, Sewell & Associates, Inc., or NSAI, a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies, to independently audit our proved reserves estimates. NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-002699. Within NSAI, the technical persons primarily responsible for auditing our proved reserves estimates each (1) have at a minimum over 25 years of practical experience in petroleum engineering; (2) have at a minimum over 18 years of experience in the estimation and evaluation of reserves; (3) have college degrees; (4) is a registered Professional Engineer in the State of Texas or a Certified Petroleum Geologist and Geophysicist in the State of Texas; (5) meets or exceeds the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; and (6) is proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines. The financial data included in the reserve estimates are also separately reviewed by our accounting staff.  Our proved reserves estimates, as internally reviewed and audited by NSAI, are submitted for review and approval to our Chief Executive Officer.  Finally, upon his approval, NSAI reports the results of its reserve audit to the Board of Directors and final authority over the estimates of our proved reserves rests with our Board of Directors.  A copy of NSAI's report has been filed as Exhibit 99.1 to this Form 10-K.

The information regarding our proved undeveloped reserves required by Item 1203 of Regulation S-K is included under the heading “Proved Undeveloped Reserves” in “Business – Exploration and Production – Our Proved Reserves” in Item 1 of this Form 10-K.

The information regarding delivery commitments required by Item 1207 of Regulation S-K is included under the heading “Sales, Delivery Commitments and Customers” in the “Business – Exploration and Production – Our Operations” in Item 1 of this Form 10-K and incorporated by reference into this Item 2. For additional information about our natural gas and oil operations, we refer you to Note 4 to the consolidated financial statements.  For information concerning capital investments, we refer you to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Investments.”  We also refer you to Item 6, “Selected Financial Data” in Part II of this Form 10-K for information concerning natural gas and oil produced.

36 SWN

The following information is provided to supplement the information that is presented in Item 8 of Part II of this Form 10-K.

Oil and Gas Properties, Wells, Operations and Acreage

Leasehold acreage as of December 31, 2009:

	Undeveloped		Developed
	Gross	Net	Gross	Net

Fayetteville Shale Play(1) …………..	689,840	394,538	558,720	368,755
U.S. Exploitation:
Conventional Arkoma(2)………….	366,996	278,927	271,476	184,961
East Texas(3)…………………….....	104,220	61,298	70,679	53,901
Appalachia(4)……….......................	150,362	149,317	-	-
New Ventures……………………......	41,573	36,125	-	-
	1,352,991	920,205	900,875	607,617

(1)  Assuming successful wells are not drilled and leases are not extended, leasehold expiring over the next three years will be 120,977 net acres in 2010, 23,722 net acres in 2011 and 34,231 net acres in 2012.

(2)  Includes 123,442 net developed acres and 1,960 net undeveloped acres in the Arkoma Basin that are also within our Fayetteville Shale focus area but not included in the Fayetteville Shale acreage in the table above. Assuming successful wells are not drilled and leases are not extended, leasehold expiring over the next three years will be 32,434 net acres in 2010, 34,115 net acres in 2011 and 28,153 net acres in 2012.

(3)  Assuming successful wells are not drilled to develop the acreage and leases are not extended, leasehold expiring over the next three years will be 21,747 net acres in 2010, 24,594 net acres in 2011 and 2,334 net acres in 2012.

(4)  Assuming successful wells are not drilled to develop the acreage and leases are not extended, leasehold expiring over the next three years will be 1,475 net acres in 2010, 551 net acres in 2011 and 61,133 net acres in 2012.

Producing wells as of December 31, 2009:

	Gas		Oil		Total		Gross Wells
	Gross	Net	Gross	Net	Gross	Net	Operated

Fayetteville Shale Play…..	1,428	993	-	-	1,428	993	1,160
U.S. Exploitation:
Conventional Arkoma...	1,193	583	-	-	1,193	583	548
East Texas……………...	580	447	2	2	582	449	523
	3,201	2,023	2	2	3,203	2,025	2,231

Drilling and Other Exploratory and Development Activities:

	Exploratory

	Productive Wells		Dry Wells		Total
Year	Gross	Net	Gross	Net	Gross	Net

2009…………………….......	1.0	0.9	2.0	1.2	3.0	2.1
2008…………………….......	34.0	22.4	2.0	2.0	36.0	24.4
2007…………………….......	97.0	69.4	5.0	3.7	102.0	73.1

	Development

	Productive Wells		Dry Wells		Total
Year	Gross	Net	Gross	Net	Gross	Net

2009…………………….......	418.0	253.6	3.0	1.8	421.0	255.4
2008…………………….......	445.0	270.2	9.0	6.8	454.0	277.0
2007…………………….......	342.0	225.2	12.0	8.5	354.0	233.7

37 SWN

Present Activities

Wells in progress as of December 31, 2009:

	Gross	Net

Drilling:
Exploratory	-	-
Development	83.0	51.8
Total	83.0	51.8

Completing:
Exploratory	1.0	0.1
Development	128.0	76.4
Total	129.0	76.5

Drilling & Completing:
Exploratory	1.0	0.1
Development	211.0	128.2
Total	212.0	128.3

Production, Average Sales Price and Average Production Cost:

	2009	2008	2007
Gas:
Production (Bcf)	299.7	192.3	109.9
Average sales price (per Mcf), including hedges	$ 5.30	$ 7.52	$ 6.80
Average sales price (per Mcf), excluding hedges	$ 3.34	$ 7.73	$ 6.16

Oil:
Production (MBbls)	124	385	614
Average sales price (per Bbl)	$ 54.99	$ 107.18	$ 69.12

Average Production Cost:
Cost, excluding ad valorem and severance taxes (per Mcfe)	$ 0.77	$ 0.89	$ 0.73

During 2009, we were required to file Form 23, “Annual Survey of Domestic Oil and Gas Reserves,” with the U.S. Department of Energy.  The basis for reporting reserves on Form 23 is not comparable to the reserve data included in Note 4 to the consolidated financial statements in Item 8 to this Form 10-K. The primary differences are that Form 23 reports gross reserves, including the royalty owners’ share, and includes reserves for only those properties of which we are the operator.

Miles of Pipe

At December 31, 2009, our Midstream Services segment had 1,137 miles and 21 miles of pipe in its gathering systems located in Arkansas and Texas, respectively.

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

38 SWN

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

We are subject to litigation and claims that have arisen in the ordinary course of business. Management believes, individually or in aggregate, such litigation and claims will not have a material adverse impact on our financial position or our results of operations but these matters are subject to inherent uncertainties and management’s view may change in the future. If an unfavorable final outcome were to occur, there exists the possibility of a material impact on our financial position and the results of operations for the period in which the effect becomes reasonably estimable. We accrue for such items when a liability is both probable and the amount can be reasonably estimated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Officer Position	Age	Years Served as Officer
Harold M. Korell	Executive Chairman of the Board	65	13
Steven L. Mueller	President and Chief Executive Officer	56	1
Greg D. Kerley	Executive Vice President and Chief Financial Officer	54	20
Mark K. Boling	Executive Vice President, General Counsel and Secretary	52	8
Gene A. Hammons	President, Southwestern Midstream Services Company	64	5

Mr. Korell was appointed Executive Chairman of the Board of Directors in May 2009 and has served as the Chairman of the Board of Directors since May 2002. Mr. Korell also served as our Chief Executive Officer from January 1999 to May 2009 and as President from October 1998 to May 2008.  He joined us in 1997 as Executive Vice President and Chief Operating Officer.  From 1992 to 1997, he was employed by American Exploration Company where he was most recently Senior Vice President-Operations.  From 1990 to 1992, he was Executive Vice President of McCormick Resources and from 1973 to 1989, he held various positions with Tenneco Oil Company, including Vice President-Production.

Mr. Mueller was appointed Chief Executive Officer in May 2009 and was subsequently elected to the Board of Directors in July 2009. Mr. Mueller joined us as President and Chief Operating Officer in June 2008. He joined us from CDX Gas, LLC, where he was employed as Executive Vice President from September 2007 to May 2008.  In December 2008, CDX Gas, LLC voluntarily filed for bankruptcy.  In 2009, CDX emerged from bankruptcy and resumed operations as Vitruvian Exploration LLC.  From 2001 until 2007, Mr. Mueller served first as the Senior Vice President and General Manager Onshore and later as the Executive Vice President and Chief Operating Officer of The Houston Exploration Company.  A graduate of the Colorado School of Mines, Mr. Mueller has over 30 years of experience in the oil and gas industry and has served in multiple operational and managerial roles at Tenneco Oil Company, Fina Oil Company, American Exploration Company, Belco Oil & Gas Company and The Houston Exploration Company.

39 SWN

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange under the symbol “SWN.”  On February 23, 2010, the closing price of our stock was $42.49 and we had 2,815 stockholders of record.  The following table presents the high and low sales prices for closing market transactions as reported on the New York Stock Exchange, which prices have been adjusted as appropriate to reflect the two-for-one stock split effected in March 2008.

Range of Market Prices
Quarter Ended	2009		2008		2007
March 31..................	$ 34.14	$ 25.99	$ 34.07	$ 24.82	$ 20.64	$ 16.44
June 30.....................	$ 45.65	$ 30.01	$ 48.69	$ 33.77	$ 25.09	$ 20.69
September 30...........	$ 45.08	$ 35.39	$ 48.53	$ 27.91	$ 22.85	$ 18.00
December 31............	$ 50.62	$ 40.28	$ 37.22	$ 20.81	$ 28.27	$ 21.26

We have indefinitely suspended payment of quarterly cash dividends on our common stock.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our equity securities during 2009.  The increase in common stock in treasury in 2009 is due to an increase in shares held on behalf of participants in a non-qualified deferred compensation supplemental retirement savings plan. We refer you to Note 12 “Equity” to our consolidated financial statements in Item 8 of Part II.

Recent Sales of Unregistered Equity Securities

We did not sell any unregistered equity securities during 2009.

40 SWN

STOCK PERFORMANCE GRAPH

The following graph compares, for the last five years, the performance of our common stock to the S&P 500 Index and the Dow Jones U.S. Exploration & Production Index.  The chart assumes that the value of the investment in our common stock and each index was $100 at December 31, 2004, and that all dividends were reinvested.  The stock performance shown on the graph below is not indicative of future price performance.

Southwestern Energy Company

Dow Jones U.S. Exploration & Production

S&P 500 Index

	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Southwestern Energy Company	100	284	277	440	457	761
Dow Jones U.S. Exploration & Production	100	165	174	250	150	211
S&P 500 Index	100	105	121	128	81	102

41 SWN

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth a summary of selected historical financial information for each of the years in the five-year period ended December 31, 2009. This information and the notes thereto are derived from our consolidated financial statements. We refer you to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Statements and Supplementary Data.”

	2009	2008	2007	2006	2005
	(in thousands except share, per share, stockholder data and percentages)
Financial Review
Operating revenues:
Exploration and production	$ 1,593,231	$ 1,491,302	$ 795,944	$ 491,545	$ 403,234
Midstream services	1,603,332	2,173,971	961,994	475,207	459,890
Gas distribution and other	687	118,399	174,914	172,655	179,375
Intersegment revenues	(1,051,471)	(1,472,120)	(677,721)	(376,295)	(366,170)
	2,145,779	2,311,552	1,255,131	763,112	676,329
Operating costs and expenses:
Gas purchases – midstream services	482,836	710,129	306,336	128,387	124,730
Gas purchases – gas distribution	—	61,439	85,445	79,363	82,689
Operating and general	259,159	209,536	166,095	132,691	101,500
Depreciation, depletion and amortization	493,658	414,408	293,914	151,290	96,211
Impairment of natural gas and oil properties	907,812	—	—	—	—
Taxes, other than income taxes	37,280	29,272	21,875	25,109	25,279
	2,180,745	1,424,784	873,665	516,840	430,409
Operating income (loss)	(34,966)	886,768	381,466	246,272	245,920

Interest expense, net	18,638	28,904	23,873	679	15,040
Other income (loss)	1,449	4,404	(219)	17,079	4,784
Gain on sale of utility assets	—	57,264	—	—	—
Income (loss) before income taxes	(52,155)	919,532	357,374	262,672	235,664
Provision (benefit) for income taxes:
Current	(64,969)	122,000	—	—	—
Deferred	48,606	228,999	135,855	99,399	86,431
	(16,363)	350,999	135,855	99,399	86,431
Net income (loss)	(35,792)	568,533	221,519	163,273	149,233
Less: net income (loss) attributable to noncontrolling interest	(142)	587	345	637	1,473
Net income (loss) attributable to Southwestern Energy	$ (35,650)	$ 567,946	$ 221,174	$ 162,636	$ 147,760
Return on equity(1)	(1.5%)	22.6%	13.3%	11.2%	13.2%
Net cash provided by operating activities	$ 1,359,376	$ 1,160,809	$ 622,735	$ 429,937	$ 304,482
Net cash used in investing activities	$(1,780,604)	$ (792,078)	$ (1,513,497)	$ (630,006)	$ (452,918)
Net cash provided by (used in) financing activities	$ 238,135	$ (174,286)	$ 849,667	$ 19,291	$ 370,906

Common Stock Statistics (2)
Earnings per share:
Net income (loss) attributable to Southwestern stockholders – Basic	$ (0.10)	$ 1.66	$ 0.65	$ 0.49	$ 0.49
Net income (loss) attributable to Southwestern stockholders – Diluted	$ (0.10)	$ 1.64	$ 0.64	$ 0.47	$ 0.47
Cash dividends declared and paid per share	$ —	$ —	$ —	$ —	$ —
Book value per average diluted share(1)	$ 6.82	$ 7.27	$ 4.77	$ 4.22	$ 3.59
Market price at year-end	$ 48.20	$ 28.97	$ 27.86	$ 17.52	$ 17.97
Number of stockholders of record at year-end	2,639	2,497	2,275	2,412	2,126
Average diluted shares outstanding	343,420,568	346,245,938	347,442,660	342,575,500	312,618,078

(1) The return on equity and the book value per average diluted share calculations have been recalculated for 2008, 2007, 2006 and 2005 and now include an addition to equity for the Company’s noncontrolling interest in partnership.

(2) Share and per share amounts in 2007, 2006 and 2005 have been restated to reflect the two-for-one stock split effected in March 2008.

42 SWN

	2009	2008	2007	2006	2005

Capitalization (in thousands)
Total debt	$ 998,700	$ 735,400	$ 978,800	$ 137,800	$ 100,000
Total equity	2,340,981	2,517,963	1,657,070	1,445,677	1,121,917
Total capitalization	$ 3,339,681	$ 3,253,363	$ 2,635,870	$ 1,583,477	$ 1,221,917
Total assets	$ 4,770,250	$ 4,760,158	$ 3,622,716	$ 2,379,069	$ 1,868,524
Capitalization ratios:
Debt	29.9%	22.6%	37.1%	8.7%	8.2%
Equity	70.1%	77.4%	62.9%	91.3%	91.8%

Capital Investments (in millions) (1)
Exploration and production:
Exploration and development	$ 1,556.3	$ 1,569.1	$ 1,375.2	$ 767.4	$ 416.2
Drilling rigs and related equipment (2)	9.2	26.7	4.5	93.6	35.1
	1,565.5	1,595.8	1,379.7	861.0	451.3
Midstream services	214.2	183.0	107.4	48.7	15.8
Gas distribution (3)	—	3.6	11.4	11.2	10.9
Other	29.4	13.8	4.6	21.5	5.1
	$ 1,809.1	$ 1,796.2	$ 1,503.1	$ 942.4	$ 483.1

Exploration and Production
Natural gas:
Production, Bcf	299.7	192.3	109.9	68.1	56.8
Average price per Mcf, including hedges	$ 5.30	$ 7.52	$ 6.80	$ 6.55	$ 6.51
Average price per Mcf, excluding hedges	$ 3.34	$ 7.73	$ 6.16	$ 6.37	$ 7.73
Oil:
Production, MBbls	124	385	614	698	705
Average price per barrel, including hedges	$ 54.99	$ 107.18	$ 69.12	$ 58.36	$ 42.62
Average price per barrel, excluding hedges	$ 54.99	$ 107.18	$ 69.12	$ 63.17	$ 54.37
Total gas and oil production, Bcfe	300.4	194.6	113.6	72.3	61.0
Lease operating expenses per Mcfe	$ 0.77	$ 0.89	$ 0.73	$ 0.66	$ 0.48
General and administrative expenses per Mcfe	$ 0.35	$ 0.41	$ 0.48	$ 0.58	$ 0.46
Taxes, other than income taxes per Mcfe	$ 0.11	$ 0.13	$ 0.16	$ 0.30	$ 0.37
Proved reserves at year-end:
Natural gas, Bcf	3,650	2,176	1,397	979	772
Oil, MMBbls	1	2	9	8	9
Total reserves, Bcfe	3,657	2,185	1,450	1,026	827

Midstream Services
Gas volumes marketed, Bcf	382.5	258.0	145.7	72.7	61.9
Gas volumes gathered, Bcf	387.1	224.1	78.7	14.6	2.3

Natural Gas Distribution (3)
Sales and transportation volumes, Bcf	n/a	14.5	23.6	21.8	23.2
Off-system transportation, Bcf (4)	n/a	—	0.3	0.1	—
Total volumes delivered	n/a	14.5	23.9	21.9	23.2
Customers at year-end:
Residential	n/a	n/a	134,616	133,679	130,654
Commercial	n/a	n/a	17,180	17,151	16,996
Industrial	n/a	n/a	192	173	170
	n/a	n/a	151,988	151,003	147,820
Annual degree days	n/a	n/a	3,699	3,413	3,744
Percent of normal	n/a	n/a	91%	83%	91%

(1) Capital investments include increases of $12.2 million for 2009, $36.2 million for 2008, a reduction of $20.6 million for 2007 and increases of $88.9 million and $28.1 million for 2006 and 2005, respectively, related to the change in accrued expenditures between years.

(2) The 2006 and 2005 drilling rigs and related equipment capital investments were sold in December 2006 as part of a sale and leaseback transaction.

(3) Effective July 1, 2008, we sold our utility subsidiary, Arkansas Western Gas and, as a result, we no longer have any natural gas distribution operations. The 2008 column reflects results for the first six months of 2008 for Arkansas Western Gas.

(4) 2008 and 2005 off-system transportation volumes were less than 0.1 Bcf.

43 SWN

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in forward-looking statements for many reasons, including the risks described in the “Cautionary Statement About Forward-Looking Statements” below, in Item 1A, “Risk Factors” in Part I and elsewhere in this annual report. You should read the following discussion with the “Item 6. Selected Financial Data” and our consolidated financial statements and the related notes included in this Form 10-K.

OVERVIEW

Background

Southwestern Energy Company is an independent energy company primarily engaged in natural gas and crude oil exploration, development and production, or E&P, within the United States.  We are also focused on creating and capturing additional value through our natural gas gathering and marketing businesses, or Midstream Services. We have historically operated principally in three segments: E&P, Midstream Services and Natural Gas Distribution.  On July 1, 2008, we closed the sale of our utility subsidiary, Arkansas Western Gas Company, or Arkansas Western Gas, and as a result, no longer have any natural gas distribution operations. The operating results and cash flows from Arkansas Western Gas through June 30, 2008 are included in the consolidated statements of operations and statements of cash flows, as applicable, and are not presented as “discontinued operations.” We refer you to Note 2 to the consolidated financial statements included in this Form 10-K for additional information.

We are focused on providing long-term growth in the net asset value of our business, which we achieve in our E&P business through the drillbit.  We derive the vast majority of our operating income and cash flow from the natural gas production of our E&P business and expect this to continue in the future.  We expect that growth in our operating income and revenues will primarily depend on natural gas prices and our ability to increase our natural gas production.  Our ability to increase our natural gas production is dependent upon our ability to economically find and produce natural gas, our ability to control costs and our ability to market natural gas on economically attractive terms to our customers. In recent years, there has been significant price volatility in natural gas as evidenced by New York Mercantile Exchange natural gas prices ranging from highs of $13.58 per Mcf in 2008 to lows of $2.51 per Mcf in 2009.  Natural gas prices fluctuate due to a variety of factors we cannot control or predict.  These factors, which include weather conditions, political and economic events, and competition from other energy sources, impact supply and demand for natural gas, which in turn determines the sale prices for our production.  In addition to the factors identified above, the prices we realize for our production are affected by our hedging activities as well as locational differences in market prices.

Recent Financial and Operating Results

We reported a net loss attributable to Southwestern Energy of $35.7 million in 2009, or $0.10 per diluted share, down from net income attributable to Southwestern Energy of $567.9 million, or $1.64 per diluted share, in 2008. The loss in 2009 resulted from the recognition of a $907.8 million, or $558.3 million net of taxes, non-cash ceiling test impairment of our natural gas and oil properties recorded during the three months ended March 31, 2009.  The ceiling test impairment was recognized as a result of a significant decline in natural gas prices. We reported net income attributable to Southwestern Energy of $567.9 million in 2008, or $1.64 per diluted share, up 157% from 2007. Net income attributable to Southwestern Energy in 2008 included a $35.4 million net of tax gain, or $0.10 per diluted share, related to the sale of our utility subsidiary that closed on July 1, 2008.  Excluding the $35.4 million gain on the sale of the utility, the increase in net income attributable to Southwestern Energy in 2008 was the result of a $1,056.4 million increase in revenues, partially offset by an increase in operating costs and expenses of $551.1 million and an increase in interest expense of $5.0 million. Our cash flow from operating activities increased 17% to $1,359.4 million in 2009 and increased 86% to $1,160.8 million in 2008, due to increases in net income adjusted for non-cash expenses.

In 2009, our gas and oil production increased 54% to 300.4 Bcfe, up from 194.6 Bcfe in 2008.  The 105.8 Bcfe increase in our 2009 production resulted from a 109.0 Bcf increase in net production from our Fayetteville Shale play and a 3.3 Bcfe increase in net production from our East Texas properties, which more than offset a combined 6.5 Bcfe decrease in net production arising from decreased production from our Arkoma and other properties and the sale of our Permian Basin and Gulf Coast properties in 2008. In 2008, our gas and oil production increased to 194.6 Bcfe, up from 113.6 Bcfe in 2007.  We are targeting 2010 gas and oil production of 400.0 to 410.0 Bcfe, an increase of approximately 35% over our 2009 production. Our year-end reserves grew 67% in 2009 to 3,657 Bcfe, up from 2,185 Bcfe at the end of 2008, primarily as a result of the continued development of our Fayetteville Shale play.

44 SWN

Our E&P segment reported an operating loss of $157.7 million in 2009, down from operating income of $813.5 million in 2008 and $358.1 million in 2007. The operating loss for our E&P segment was primarily the result of the $907.8 million non-cash ceiling test impairment of our natural gas and oil properties.  Operating income for our E&P segment increased in 2008 due to an increase in revenues of $695.4 million resulting from higher gas production volumes and increased product prices, partially offset by an increase in operating costs and expenses of $239.9 million.

Operating income for our Midstream Services segment was $122.6 million in 2009, compared to $62.3 million in 2008 and $13.2 million in 2007. Operating income for our Midstream Services segment increased in 2009 due to an increase of $90.7 million in gathering revenues and an increase of $6.3 million in the margin generated from our natural gas marketing activities, which were partially offset by a $36.7 million increase in operating costs and expenses, exclusive of purchased gas costs.  Operating income for our Midstream Services segment increased in 2008 due to an increase of $77.2 million in gathering revenues and an increase of $6.4 million in the margin generated from our natural gas marketing activities, which were partially offset by a $34.5 million increase in operating costs and expenses, exclusive of purchased gas costs.

Operating income for our Natural Gas Distribution segment was $10.7 million for the first six months in 2008, prior to the sale of Arkansas Western Gas, compared to $10.0 million in 2007.

Outlook

We believe the outlook for our business is favorable despite the uncertainties of natural gas prices in the United States and the overall economic recovery. Our resource base, financial strength and disciplined investment of capital provide us with an opportunity to exploit and develop our position in the Fayetteville Shale play, maximize efficiency through economies of scale in our key operating areas, enhance our overall returns through expansion of our Midstream Services operations and grow through new exploration and development activities. Our capital investment plan for 2010 is based on our expectation that natural gas prices will remain near or above 2009 price levels and the realized sales price for our production continues to meet our targeted return of $1.30 of discounted pre-tax PVI for each dollar we invest in our E&P projects.

45 SWN

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

Exploration and Production

Year Ended December 31,
	2009	2008	2007

Revenues (in thousands)	$ 1,593,231	$ 1,491,302	$ 795,944
Impairment of natural gas and oil properties (in thousands)	$ 907,812	$ —	$ —
Operating costs and expenses(in thousands)	$ 843,144	$ 677,798	$ 437,865
Operating income (loss) (in thousands)	$ (157,725)	$ 813,504	$ 358,079

Gas production (Bcf)	299.7	192.3	109.9
Oil production (MBbls)	124	385	614
Total production (Bcfe)	300.4	194.6	113.6

Average gas price per Mcf, including hedges	$ 5.30	$ 7.52	$ 6.80
Average gas price per Mcf, excluding hedges	$ 3.34	$ 7.73	$ 6.16
Average oil price per Bbl	$ 54.99	$ 107.18	$ 69.12

Average unit costs per Mcfe:
Lease operating expenses	$ 0.77	$ 0.89	$ 0.73
General and administrative expenses	$ 0.35	$ 0.41	$ 0.48
Taxes, other than income taxes	$ 0.11	$ 0.13	$ 0.16
Full cost pool amortization	$ 1.51	$ 1.99	$ 2.41

Revenues

Revenues for our E&P segment were up $101.9 million, or 7%, in 2009, compared to the prior year. Higher production volumes in 2009 increased revenues by approximately $779.5 million, which were partially offset by a $669.9 million decrease in revenue attributable to lower realized gas and oil prices.  E&P revenues were up $695.4 million, or 87%, in 2008, compared to 2007, of which approximately $544.3 million was attributable to an increase in production volumes and $152.4 million was attributable to higher gas and oil prices realized. We expect our production volumes to continue to increase due to the development of our Fayetteville Shale play in Arkansas. We are unable to predict gas and oil prices which widely fluctuate. As of February 25, 2010, we had hedged 66.0 Bcf of 2010 gas production and 37.3 Bcf of 2011 gas production to limit our exposure to price fluctuations. For more information about our derivatives and risk management activities, we refer you to Note 5 to the consolidated financial statements included in this Form 10-K and to “Commodity Prices” below for additional information.

Production

In 2009, our gas and oil production increased 54% to 300.4 Bcfe, up from 194.6 Bcfe in 2008.  The 105.8 Bcfe increase in our 2009 production resulted from a 109.0 Bcf increase in net production from our Fayetteville Shale play and a 3.3 Bcfe increase in net production from our East Texas properties, which more than offset a combined 6.5 Bcfe decrease in net production from our Arkoma Basin and other properties and the sale of our Permian Basin and Gulf Coast properties.  Gas and oil production was up approximately 71% to 194.6 Bcfe in 2008, as compared to 2007, due to an 81.0 Bcf increase in net production from our Fayetteville Shale play as a result of our ongoing development program and increases in our East Texas and Arkoma net production of 2.3 Bcfe, which more than offset decreases in net production due to the sale of our Permian Basin and Gulf Coast properties. Our net production from the Fayetteville Shale play was 243.5 Bcf in 2009, up from 134.5 Bcf in 2008 and 53.5 Bcf in 2007.

Prior to our July 1, 2008 sale of Arkansas Western Gas, intersegment gas sales to Arkansas Western Gas totaled 4.3 Bcf for the first six months of 2008 and 4.8 Bcf for the year ended December 31, 2007. Future increases in demand for our gas production are expected to come from sales to major and small energy companies, utilities and industrial consumers of natural gas.

46 SWN

We are targeting 2010 gas and oil production of 400.0 to 410.0 Bcfe, an increase of approximately 35% over our 2009 production using the midpoint of the 2010 target range. Approximately 344.0 to 352.0 Bcf of our 2010 targeted gas production is projected to come from our activities in the Fayetteville Shale play. Although we expect production volumes in 2010 to increase, we cannot guarantee our success in discovering, developing and producing reserves, including with respect to our Fayetteville Shale play. Our ability to discover, develop and produce reserves is dependent upon a number of factors, many of which are beyond our control, including the availability of capital, the timing and extent of changes in natural gas and oil prices and competition. There are also many risks inherent to the discovery, development and production of natural gas and oil. We refer you to “Risk Factors” in Item 1A of Part I of this Form 10-K for a discussion of these risks and the impact they could have on our financial condition and results of operations.

Commodity Prices

The average price realized for our gas production, including the effects of hedges, decreased 30% to $5.30 per Mcf in 2009 and increased 11% to $7.52 per Mcf in 2008.  The change in the average price realized reflects changes in average market prices and the effects of our price hedging activities.  We periodically enter into various hedging and other financial arrangements with respect to a portion of our projected natural gas and crude oil production in order to ensure certain desired levels of cash flow and to minimize the impact of price fluctuations, including fluctuations in locational market differentials (we refer you to Item 7A of this Form 10-K and Note 5 to the consolidated financial statements for additional discussion about our derivatives and risk management activities).

Our hedging activities increased the average gas price $1.96 per Mcf in 2009, compared to a decrease of $0.21 per Mcf in 2008 and an increase $0.64 per Mcf in 2007. In recent years, locational differences in market prices for natural gas have been wider than historically experienced. Disregarding the impact of hedges, from 2005 through 2007, the average price received for our gas production was approximately $0.50 to $1.00 per Mcf lower than average NYMEX spot market prices primarily due to the locational market differentials. However, during 2009 and 2008, widening market differentials caused the difference in our annual average price received for our gas production to range from approximately $0.65 to $1.30 per Mcf lower than market prices.  The discount was at its highest in late 2008, due to increased production in the Fayetteville Shale for which there was not sufficient transportation to other markets as a result of the delay in the completion of the Boardwalk Pipeline. Since the completion of the Boardwalk Pipeline, the locational differences in the market prices for our gas production has narrowed. Assuming a NYMEX commodity price for 2010 of $5.00 per Mcf of gas, the average price received for our gas production is expected to be approximately $0.10 to $0.20 per Mcf below the NYMEX Henry Hub index price, including the impact of our basis hedges. At December 31, 2009, we had basis protected on approximately 140 Bcf of our 2010 expected gas production through financial hedging activities and physical sales arrangements at a differential to NYMEX gas prices of approximately $0.15 per Mcf.  Our E&P segment receives a sales price for our natural gas at a discount to NYMEX spot prices due to locational basis differentials, while transportation charges and fuel charges also reduce the price received.  In 2010, we expect to pay average third-party transportation charges in the range of $0.25 to $0.32 per Mcf and average fuel charges in the range of 0.25% to 1.00% of our sales price for natural gas.

In addition to the basis hedges discussed above, at December 31, 2009, we had NYMEX commodity price hedges in place on 66.0 Bcf of our 2010 expected future gas production and 30.0 Bcf of our 2011 expected future gas production.

We realized an average price of $54.99 per barrel for our oil production for the year ended December 31, 2009, down approximately 49% from the prior year. The 2008 average realized price of $107.18 per barrel was up 55% from 2007. We did not hedge any of our 2009, 2008 or 2007 oil production.

Operating Income

We recorded an operating loss from our E&P segment of $157.7 million for 2009, which represents a decline of $971.2 million, or 119%, from 2008.  The $971.2 million decrease in operating income was the result of a $907.8 million non-cash ceiling test impairment recorded in the first quarter resulting from lower natural gas prices, an increase in other operating costs and expenses of $165.3 million, or 24%, resulting from our significant production growth, which were partially offset by a net increase in revenue of $101.9 million, or 7%, as increased gas production volumes more than offset the decline in gas prices from the prior year.  In 2008, operating income increased 127% to $813.5 million from $358.1 million in 2007, as revenues increased $695.4 million, or 87%, due to higher gas production and higher gas prices which were partially offset by an increase in operating costs and expenses of $239.9 million, or 55%.

47 SWN

Operating Costs and Expenses

Lease operating expenses per Mcfe for the E&P segment were $0.77 in 2009, compared to $0.89 in 2008 and $0.73 in 2007. Lease operating expenses per unit of production decreased in 2009 primarily due to the impact that lower natural gas prices had on the cost of compressor fuel in 2009. Lease operating expenses per unit of production increased in 2008, as compared to 2007, primarily due to higher per unit operating costs associated with our Fayetteville Shale operations, including the impact of higher natural gas prices on the cost of compressor fuel in 2008.  We expect our per unit operating cost for this segment to range between $0.87 and $0.92 per Mcfe in 2010.

General and administrative expenses for the E&P segment were $0.35 per Mcfe in 2009, down from $0.41 per Mcfe in 2008 and $0.48 per Mcfe in 2007. The decreases in general and administrative costs per Mcfe in 2009 and 2008 were due to the effects of our increased production volumes. In total, general and administrative expenses for the E&P segment were $105.0 million in 2009, $80.2 million in 2008 and $54.8 million in 2007.  The increases in general and administrative expenses since 2007 were primarily due to increases in payroll, incentive compensation and employee-related costs associated with the expansion of our E&P operations due to the continued development of the Fayetteville Shale play. These increases accounted for $19.7 million, or 79%, of the 2009 increase and $19.7 million, or 78%, of the 2008 increase. We added 261 new E&P employees during 2009, compared to 145 employees added in 2008.

We expect our per unit cost for general and administrative expenses in 2010 to range between $0.32 and $0.37 per Mcfe.  The expected decrease in per unit costs in 2010 is due to an anticipated increase in production volumes from our Fayetteville Shale play. Future changes in our general and administrative expenses for this segment are primarily dependent upon our salary costs, level of pension expense, amount of stock-based compensation expense and the amount of incentive compensation paid to our employees. For eligible employees, a portion of incentive compensation is based on the achievement of certain operating and performance results, including production, proved reserve additions, present value added for each dollar of capital invested, and lease operating expenses and general and administrative expenses per unit of production, while another portion is discretionary based upon an employee’s performance. Additional discretionary awards may also be awarded under the incentive compensation plan.

Taxes other than income taxes per Mcfe were $0.11 in 2009, $0.13 in 2008 and $0.16 in 2007, and vary from period to period due to changes in severance and ad valorem taxes that result from the mix of our production volumes and fluctuations in commodity prices. Effective January 1, 2009, the State of Arkansas increased the severance tax on natural gas wells, new discovery gas wells and gas wells that produce below a specified level.  The new severance tax rates increased the severance taxes we pay with respect to all of our production within the State of Arkansas, including our Fayetteville Shale operations, and impacted our results of operations by increasing taxes other than income by $11.1 million, or $0.04 per Mcfe, in 2009 compared to 2008. Additionally, we recognized $3.3 million, or $0.01 per Mcfe, in 2009 for severance tax refunds related to our East Texas production, compared to $5.0 million, or $0.03 per Mcfe, in 2008.

Our full cost pool amortization rate averaged $1.51 per Mcfe for 2009, $1.99 per Mcfe for 2008 and $2.41 per Mcfe for 2007. The decline in the average amortization rate for 2009 was primarily the result of the $907.8 million non-cash ceiling test impairment recorded in the first quarter of 2009 as well as sales of natural gas and oil properties in 2008, the proceeds of which were credited to the full cost pool.  The decline in the average amortization rate for 2008 was primarily the result of the sales of oil and gas properties in 2008.  The amortization rate is impacted by the timing and amount of reserve additions and the costs associated with those additions, revisions of previous reserve estimates due to both price and well performance, write-downs that result from full cost ceiling tests, proceeds from the sale of properties that reduce the full cost pool and the levels of costs subject to amortization. We cannot predict our future full cost pool amortization rate with accuracy due to the variability of each of the factors discussed above, as well as other factors, including but not limited to the uncertainty of the amount of future reserves attributed to our Fayetteville Shale play.

Unevaluated costs excluded from amortization were $595.4 million at the end of 2009, compared to $540.6 million at the end of 2008 and $372.4 million at the end of 2007. In 2009, the increase in unevaluated costs primarily resulted from a $61.8 million increase in our acquisition of properties and seismic costs (with $28.3 million of the increase related to our Fayetteville Shale play) offset by a $10.4 million decrease in our drilling activity.  See Note 4 to the consolidated financial statements for additional information regarding our unevaluated costs excluded from amortization. The timing and amount of production and reserve additions attributed to our Fayetteville Shale play could have a material impact on our per unit costs; if production or reserves additions are lower than projected, our per unit costs could increase.

48 SWN

Midstream Services

	Year Ended December 31,
	2009	2008	2007
	(in millions, except volumes)

Revenues – marketing	$ 1,397.7	$ 2,059.1	$ 924.3
Revenues – gathering	$ 205.6	$ 114.9	$ 37.7
Gas purchases – marketing	$ 1,375.8	$ 2,043.5	$ 915.1
Operating costs and expenses	$ 104.9	$ 68.2	$ 33.7
Operating income	$ 122.6	$ 62.3	$ 13.2
Gas volumes marketed (Bcf)	382.5	258.0	145.7
Gas volumes gathered (Bcf)	387.1	224.1	78.7

Revenues

Revenues from our marketing activities were down 32% to $1,397.7 million for 2009 compared to 2008. The decrease in marketing revenues for 2009 resulted from a decrease in the prices received for volumes marketed and was partially offset by an increase in gas volumes marketed. Revenues from our marketing activities were up 123% to $2,059.1 million for 2008 compared to 2007. The increase in marketing revenues for 2008 resulted from increases in both gas volumes marketed and prices received for volumes marketed. The price received for volumes marketed decreased 54% in 2009 compared to 2008, and increased 26% in 2008 compared to 2007. Volumes marketed increased 48% in 2009 compared to 2008, and increased 77% in 2008 compared to 2007. Of the total volumes marketed, production from our E&P operated wells accounted for 92% in 2009, 96% in 2008 and 89% in 2007. Increases and decreases in marketing revenues due to changes in commodity prices are largely offset by corresponding changes in gas purchase expenses.

Revenues from our gathering activities were up 79% to $205.6 million for 2009 compared to 2008, and were up 205% to $114.9 million for 2008 compared to 2007. Substantially all of the increases in gathering revenues for 2009 and 2008 resulted from increases in the volumes gathered in our Fayetteville Shale play.  Total volumes gathered increased 73% in 2009 compared to 2008 and increased 185% in 2008 compared to 2007.  Gathering volumes, revenues and expenses for this segment are expected to continue to grow as production from our Fayetteville Shale play increases.

Operating Income

Operating income from our Midstream Services segment increased 97% to $122.6 million in 2009 due to an increase of $90.7 million in gathering revenues and an increase of $6.3 million in the margin generated from our natural gas marketing activities, which were partially offset by a $36.7 million increase in operating costs and expenses, exclusive of purchased gas costs.  Operating income from our Midstream Services segment increased 371% to $62.3 million in 2008 due to an increase of $77.2 million in gathering revenues and an increase of $6.4 million in the margin generated from our natural gas marketing activities, which were partially offset by a $34.5 million increase in operating costs and expenses, exclusive of purchased gas costs.

The margin generated from natural gas marketing activities was $21.9 million for 2009, compared to $15.6 million for 2008 and $9.2 million for 2007.  Margins may fluctuate depending on the prices paid for commodities and the ultimate disposition of those commodities. The increases in volumes marketed in 2009 and 2008, as compared to prior years, resulted from marketing our increased E&P production volumes. We enter into hedging activities from time to time with respect to our gas marketing activities to provide margin protection. For more information about our derivatives and risk management activities, we refer you to “Quantitative and Qualitative Disclosures about Market Risk” and Note 5 to the consolidated financial statements for additional information.

49 SWN

Natural Gas Distribution

	Year Ended December 31,
	2009	2008(1)	2007
	($ in thousands, except for Bcf and per Mcf amounts)

Revenues	$ —	$ 117,710	$ 174,466
Gas purchases	$ —	$ 79,120	$ 111,338
Operating costs and expenses	$ —	$ 27,857	$ 53,168
Operating income	$ —	$ 10,733	$ 9,960

Sales and end-use transportation deliveries (Bcf)	n/a	14.5	23.6

Sales customers at year-end	n/a	n/a	151,988
Average sales rate per Mcf	n/a	$ 11.61	$ 11.07

Annual heating weather – degree days	n/a	n/a	3,699
Percent of normal	n/a	n/a	91%

(1)

The 2008 column reflects results for the first six months of 2008, prior to the sale of the utility.

Effective July 1, 2008, we sold all of the capital stock of Arkansas Western Gas for $223.5 million (net of expenses related to the sale). In order to receive regulatory approval for the sale and certain related transactions, we paid $9.8 million to Arkansas Western Gas for the benefit of its customers.  A gain on the sale of $57.3 million ($35.4 million after-tax) was recorded in the third quarter of 2008. As a result of the sale of Arkansas Western Gas, we no longer have any natural gas distribution operations.  The 2008 column in the table above reflects results for the first six months of 2008, which represents the period of our ownership of Arkansas Western Gas in 2008.

Interest Expense and Interest Income

Interest expense, net of capitalization, was $18.6 million in 2009, a decrease of $10.3 million compared to 2008 primarily due to an increase in capitalized interest and a decrease in our weighted average interest rate during 2009. Our weighted average interest rate decreased during 2009 as a result of the redemption of our 7.625% Senior Notes and an increase in our Credit Facility borrowings which had a 2009 weighted average interest rate of 1.16%.  Interest capitalized increased to $40.2 million in 2009, up from $34.5 million in 2008, as our costs excluded from amortization in the E&P segment have continued to increase along with the overall increased level of our capital investments. Costs excluded from amortization in the E&P segment increased to $595.4 million at December 31, 2009, compared to $540.6 million at December 31, 2008.

In 2008, interest expense, net of capitalization, was $28.9 million, an increase of $5.0 million compared to 2007 amounts primarily due to an increase in our average indebtedness resulting from our increased capital investments in 2008. Interest capitalized increased to $34.5 million in 2008, up from $13.8 million in 2007, as our costs excluded from amortization in the E&P segment increased along with the overall increased level of our capital investments. Costs excluded from amortization in the E&P segment were $540.6 million at December 31, 2008, compared to $372.4 million at December 31, 2007.

During 2009, 2008 and 2007, we earned interest income of $0.4 million, $4.4 million and $0.1 million, respectively, related to our cash investments.  These amounts are recorded in other income on the Statements of Operations.

Income Taxes

Our effective tax rates were 31.5% in 2009, 38.2% in 2008 and 38.1% in 2007. The decrease in our 2009 effective tax rate resulted from our permanent tax differences comprising a larger percentage of our before tax operating results than in 2008. Our effective tax rate excluding the $907.8 million non-cash ceiling test impairment of our natural gas and oil properties would have been 39.0%. In general, differences between our effective tax rate and the statutory tax rate of 35% primarily result from the effect of certain state income taxes and permanent items attributable to book-tax differences.

50 SWN

Stock-Based Compensation Expense

We recognized expense of $10.2 million and capitalized $5.9 million for stock-based compensation in 2009, compared to $7.6 million expensed and $3.9 million capitalized in 2008 and $5.4 million expensed and $2.6 million capitalized in 2007. We refer you to Note 13 to the consolidated financial statements for additional discussion of our equity based compensation plans.

LIQUIDITY AND CAPITAL RESOURCES

We depend primarily on internally-generated funds, our Credit Facility and funds accessed through debt and equity markets. We may borrow up to $1.0 billion under our Credit Facility from time to time. The amount available under our Credit Facility may be increased up to $1.25 billion at any time upon our agreement with our existing or additional lenders. As of December 31, 2009, we had $324.5 million in borrowings outstanding under our Credit Facility compared to no indebtedness at December 31, 2008. During 2010, assuming gas prices remain at current levels, we expect to draw on a portion of the funds available under the Credit Facility to fund our planned capital investments (discussed below under “Capital Investments”), which are expected to exceed the net cash generated by our operations.  We refer you to Note 7 to the consolidated financial statements included in this Form 10-K and the section below under “Financing Requirements” for additional discussion of our Credit Facility.

Net cash provided by operating activities increased 17% to $1.4 billion in 2009, due to an increase in net income adjusted for non-cash expenses which was partially offset by changes in working capital accounts.  Net cash provided by operating activities increased 86% to $1.2 billion in 2008, due to a $516.3 million increase in net income attributable to Southwestern Energy and adjustments for non-cash expenses.  For 2009, requirements for our capital investments were funded from our cash generated by operating activities, our Credit Facility and our 2009 beginning of the year cash and cash equivalents balance. Net cash from operating activities provided 76% of our cash requirements for capital investments in 2009, 66% in 2008 and 41% in 2007.

At December 31, 2009, our capital structure consisted of 30% debt and 70% equity. We believe that our operating cash flow and available funds under our Credit Facility will be adequate to meet our capital and operating requirements for 2010. The credit status of the financial institutions participating in our Credit Facility could adversely impact our ability to borrow funds under the Credit Facility. While we believe all of the lenders under the facility have the ability to provide funds, we cannot predict whether each will be able to meet its obligation.

Our cash flow from operating activities is highly dependent upon the market prices that we receive for our gas and oil production. Natural gas and oil prices are subject to wide fluctuations and are driven by market supply and demand factors which are impacted by the overall state of the economy. The price received for our production is also influenced by our commodity hedging activities, as more fully discussed in Note 5 to the consolidated financial statements included in this Form 10-K and Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.” Our commodity hedging activities are subject to the credit risk of our counterparties being financially unable to complete the transaction. We actively monitor the credit status of our counterparties, performing both quantitative and qualitative assessments based on their credit ratings and credit default swap rates where applicable, and to date have not had any credit defaults associated with our transactions. However, any future failures by one or more counterparties could negatively impact our cash flow from operating activities.

Additionally, our short-term cash flows are dependent on the timely collection of receivables from our customers and partners. We actively manage this risk through credit management activities and, through the date of this filing, have not experienced any significant write-offs for non-collectable amounts. However, any sustained inaccessibility of credit by our customers and partners could adversely impact our cash flows.

Due to the above factors, we are unable to forecast with certainty our future level of cash flow from operations. Accordingly, we will adjust our discretionary uses of cash dependent upon available cash flow.

51 SWN

Capital Investments

Our capital investments were approximately $1.8 billion in 2009, approximately flat compared to 2008. Capital investments include an increase of $12.2 million in 2009, an increase of $36.2 million in 2008 and a reduction of $20.6 million in 2007 related to the change in accrued expenditures between years. Our E&P segment investments in 2009 were $1.6 billion, compared to $1.6 billion in 2008 and $1.4 billion in 2007.

	2009	2008		2007
	(in thousands)
Exploration and production
Exploration and development	$ 1,556,260	$ 1,569,089		$ 1,375,204
Drilling rigs and related equipment	9,190	26,739		4,453
	1,565,450	1,595,828		1,379,657
Midstream services	214,208	183,021		107,363
Natural gas distribution	—	3,574	(1)	11,375
Other	29,459	13,745		4,743
	$ 1,809,117	$ 1,796,168		$ 1,503,138

(1)   Natural gas distribution capital investments are through June 30, 2008, prior to the sale of this segment.

Our capital investments for 2010 are planned to be $2.1 billion, consisting of $1.7 billion for E&P, $270 million for Midstream Services and $95 million for corporate and other purposes. Of the approximate $2.1 billion, we expect to allocate approximately $1.5 billion to our Fayetteville Shale play. Our planned level of capital investments in 2010 is expected to allow us to continue our progress in the Fayetteville Shale and East Texas programs, begin drilling in the Marcellus Shale in Pennsylvania and explore and develop other existing gas and oil properties and generate new drilling prospects. As discussed above, our 2010 capital investment program is expected to be funded through cash flow from operations and borrowings under our Credit Facility. The planned capital program for 2010 is flexible and can be modified, including downward, if the low natural gas price environment persists for an extended period of time.  We will reevaluate our proposed investments as needed to take into account prevailing market conditions and if natural gas prices rebound in 2010, we could increase our planned investments and accelerate the development of our Fayetteville Shale play by utilizing additional drilling rigs.

Financing Requirements

Our total debt outstanding was $998.7 million at December 31, 2009, compared to $735.4 million at December 31, 2008. Our Credit Facility has a borrowing capacity of $1.0 billion, which may be increased up to $1.25 billion at any time upon our agreement with our existing or additional lenders. As of December 31, 2009, we had $324.5 million outstanding under our Credit Facility with a weighted average interest rate of 1.106%, compared to no indebtedness outstanding as of December 31, 2008.  The interest rate on our Credit Facility is calculated based upon our public debt rating and is currently 87.5 basis points over LIBOR. Our publicly traded notes are rated BB+ by Standard and Poor’s and we have a Corporate Family Rating of Ba2 by Moody’s. Any downgrades in our public debt ratings could increase our cost of funds under the Credit Facility.

Our Credit Facility contains covenants which impose certain restrictions on us. Under the Credit Facility, we must keep our total debt at or below 60% of our total capital, must maintain a certain level of equity and must maintain a ratio of EBITDA to interest expense of 3.5 or above. Our Credit Facility’s financial covenants with respect to capitalization percentages exclude the noncontrolling interest in equity, the effects of non-cash entries that result from any full cost ceiling impairments, hedging activities and our pension and other postretirement liabilities. Therefore, under our Credit Facility, our capital structure at December 31, 2009 would have been 26% debt and 74% equity. We were also in compliance with all of the covenants of our Credit Facility at December 31, 2009. Although we do not anticipate any violations of our financial covenants, our ability to comply with those covenants is dependent upon the success of our exploration and development program and upon factors beyond our control, such as the market prices for natural gas and oil.  If we are unable to borrow under our Credit Facility, we would have to decrease our capital investment plans.

At December 31, 2009, our capital structure consisted of 30% debt and 70% equity. Our debt as a percentage of total capital increased throughout 2009, primarily due to our increased debt levels and our net loss attributable to Southwestern Energy of $35.7 million and other changes in equity for 2009. Equity at December 31, 2009 included an accumulated other comprehensive gain of $95.3 million related to our hedging activities and a loss for $11.0 million related to our pension and other postretirement liabilities. The amount recorded in equity for our hedging activities is based on current market values for our hedges at December 31, 2009 and does not necessarily reflect the value that we will

52 SWN

receive or pay when the hedges are ultimately settled, nor does it take into account revenues to be received associated with the physical delivery of sales volumes hedged.

Our hedges allow us to ensure a certain level of cash flow to fund our operations.  At December 31, 2009, we had NYMEX commodity price hedges in place on 66.0 Bcf of our 2010 expected future gas production and 30.0 Bcf of our 2011 expected future gas production.  The amount of long-term debt we incur will be dependent upon commodity prices and our capital investment plans.

Off-Balance Sheet Arrangements

In December 2006, we entered into a sale and leaseback transaction pursuant to which we sold 13 operating drilling rigs, 2 rigs yet to be delivered and related equipment and then leased such drilling rigs and equipment under leases that expire on January 1, 2015. Subject to certain conditions, we have options to purchase the rigs and related equipment from the lessors either at the end of the 84th month of the lease term at an agreed upon price or at the end of the lease term for the then fair market value.  Additionally, we have the option to renew each lease for a negotiated renewal term at a periodic rental equal to the fair market rental value of the rigs as determined at the time of renewal. In 2007, we sold and leased back additional drilling rig equipment receiving proceeds of $3.1 million, and leased an additional $5.9 million of drilling rig equipment, under similar terms as the 2006 transaction. In December 2008, pursuant to the terms of the lease, one of the lessors required us to pay $10.5 million, the stipulated loss value, for a rig that suffered a casualty. The payment of the stipulated loss value is treated as a purchase of the rig and is reflected in capital investments within the statement of cash flows. Our current aggregate annual rental payment for drilling rigs and related equipment under the leases is approximately $19.4 million.

Contractual Obligations and Contingent Liabilities and Commitments

We have various contractual obligations in the normal course of our operations and financing activities. Significant contractual obligations at December 31, 2009, were as follows:

Contractual Obligations:

	Payments Due by Period
		Less than			More than
	Total	1 Year	1 to 3 Years	3 to 5 Years	5 Years
	(in thousands)

Demand charges(1)	$ 1,846,938	$ 106,839	$ 358,715	$ 389,500	$ 991,884
Debt	998,700	1,200	326,900	2,400	668,200
Interest on senior notes	431,215	53,897	104,545	100,015	172,758
Operating leases(2)	263,262	51,338	96,267	83,440	32,217
Purchase obligations(3)	71,493	71,493	—	—	—
Compression services(4)	68,509	25,418	36,728	6,363	—
Operating agreements(5)	6,482	6,482	—	—	—
Other obligations(6)	26,591	23,451	3,092	48	—
	$ 3,713,190	$ 340,118	$ 926,247	$ 581,766	$ 1,865,059

(1)  Our Midstream Services segment has commitments for demand transportation charges, including approximately $1.0 billion related to the FEP pipeline which, although approved, is not expected to be in service until late 2010 or early 2011.  For purposes of this table, we have assumed an in-service date of October 1, 2010 for the FEP pipeline.

(2)  Operating leases include costs for compressors, aircraft, office space and equipment under non-cancelable operating leases expiring through 2018. Additionally, this includes $96.9 million for leases of 14 drilling rigs and related equipment through 2014.

(3)  Purchase obligations consist of outstanding purchase orders under existing agreements.  Our Midstream Services segment has outstanding purchase obligations of $46.4 million relating to compression units.

(4)  Our Midstream Services segment has commitments of approximately $61.9 million and our E&P segment has commitments of approximately $6.6 million for compression services associated primarily with our Fayetteville Shale play and our Overton operations.

(5)  Our E&P segment has commitments for up to $6.0 million in termination fees related to rig operator agreements.

(6)  Our other significant contractual obligations include approximately $7.8 million for various information technology support and data subscription agreements, approximately $5.3 million for insurance premium financing, approximately $4.8 million related to seismic services and approximately $4.3 million for funding of benefit plans.

We refer you to Note 7 to the consolidated financial statements for a discussion of the terms of our debt.

53 SWN

Commitments and Contingent Liabilities

Substantially all of our employees are covered by defined benefit and postretirement benefit plans. We currently expect to contribute approximately $9.6 million to our pension plans and $0.1 million to our postretirement benefit plan in 2010. For 2009, we contributed $9.0 million to our pension plans and contributed less than $0.1 million to our postretirement benefit plan. At December 31, 2009 we recognized a liability of $13.3 million as a result of the underfunded status of our pension and other postretirement benefit plans compared to a liability of $15.4 million at December 31, 2008. For further information regarding our pension and other postretirement benefit plans, we refer you to Note 11 to the consolidated financial statements and “Critical Accounting Policies” below for additional information.

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

Working Capital

We maintain access to funds that may be needed to meet capital requirements through our Credit Facility described in “Financing Requirements” above. We had positive working capital of $28.1 million at December 31, 2009 and positive working capital of $102.9 million at December 31, 2008. Current assets decreased $318.8 million during 2009 due to a $183.1 million decrease in cash and cash equivalents and a $180.3 million decrease in our current hedging asset. Current liabilities decreased $244.0 million as a result of a $122.4 million decrease in our current deferred income taxes related to our hedging activities, a $46.9 million decrease in accounts payable and a $60.0 million decrease in short-term debt relating to the prepayment of the 7.625% Senior Notes.

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

54 SWN

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following describes significant judgments and estimates used in the preparation of our consolidated financial statements.

Natural Gas and Oil Properties

We utilize the full cost method of accounting for costs related to the exploration, development and acquisition of natural gas and oil reserves. Under this method, all such costs (productive and nonproductive), including salaries, benefits and other internal costs directly attributable to these activities are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the units-of-production method. These capitalized costs are subject to a ceiling test that limits such pooled costs, net of applicable deferred taxes, to the aggregate of the present value of future net revenues attributable to proved natural gas and oil reserves discounted at 10 percent (standardized measure) plus the lower of cost or market value of unproved properties. Any costs in excess of the ceiling are written off as a non-cash expense. The expense may not be reversed in future periods, even though higher natural gas and oil prices may subsequently increase the ceiling. Effective December 31, 2009, companies using the full cost method must use the average quoted price from the first day of each month from the previous 12 months, including the impact of derivatives qualifying as cash flow hedges, to calculate the ceiling value of their reserves. For quarter and annual periods ending prior to December 31, 2009, prices in effect at the date of each accounting quarter, including the impact of derivatives qualifying as cash flow hedges, were required to be used.

At March 31, 2009, the net capitalized costs of our gas and oil properties exceeded the ceiling by approximately $558.3 million (net of tax) and resulted in a non-cash ceiling test impairment in the first quarter of 2009. Using the average quoted price from the first day of each month from the previous 12 months for Henry Hub natural gas of $3.87 per MMBtu and $57.65 per barrel for West Texas Intermediate oil, adjusted for market differentials, the Company’s net book value of natural gas and oil properties did not exceed the ceiling amount and did not result in a ceiling test impairment at December 31, 2009. Cash flow hedges of gas production in place increased the ceiling value by approximately $225.9 million at December 31, 2009. Excluding the benefit of those cash flow hedges at December 31, 2009, unamortized costs would have exceeded the ceiling value by $195.7 million. Decreases in average market prices as well as changes in production rates, levels of reserves, evaluation of costs excluded from amortization, future development costs and service costs could result in future ceiling test impairments.

Natural gas and oil reserves cannot be measured exactly. Our estimate of natural gas and oil reserves requires extensive judgments of reservoir engineering data and projections of cost that will be incurred in developing and producing reserves and is generally less precise than other estimates made in connection with financial disclosures. Our reservoir engineers prepare our reserve estimates under the supervision of our management.  Reserve estimates are prepared for each of our properties annually by the reservoir engineers assigned to the asset management team to which the property is assigned.  The reservoir engineering and financial data included in these estimates are reviewed by senior engineers who are not part of the asset management teams and our Vice President-EP&A, who was the technical person primarily responsible for the preparation of our reserve estimates, and has over twenty years of experience in petroleum engineering, including over fifteen years in estimating oil and gas reserves.  On our behalf, the Vice President-EP&A engages Netherland, Sewell & Associates, Inc., or NSAI, a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies, to independently audit our proved reserves estimates as discussed in more detail below. The financial data included in the reserve estimates are also separately reviewed by our accounting staff. Following these reviews and the audit, the reserve estimates are submitted to our Chief Executive Officer for his review and approval prior to the presentation to our Board of Directors. NSAI reports the results of its reserve audit to the Board of Directors and final authority over the estimates of our proved reserves rests with our Board of Directors.

In each of the past three years, revisions to our proved reserve estimates represented no greater than 5% of our total proved reserve estimates, which we believe is indicative of the effectiveness of our internal controls. Proved developed reserves generally have a higher degree of accuracy in this estimation process, when compared to proved undeveloped and proved non-producing reserves, as production history and pressure data over time is available for the majority of our proved developed properties. Proved developed reserves accounted for 54% of our total reserve base at December 31, 2009. Assigning monetary values to such estimates does not reduce the subjectivity and changing nature of

55 SWN

such reserve estimates. The uncertainties inherent in the reserve estimates are compounded by applying additional estimates of the rates and timing of production and the costs that will be incurred in developing and producing the reserves.  We cannot assure you that our internal controls sufficiently address the numerous uncertainties and risks that are inherent in estimating quantities of natural gas and oil reserves and projecting future rates of production and timing of development expenditures as many factors are beyond our control.  We refer you to “Although our estimated natural gas and oil reserve data is independently audited, our estimates may still prove to be inaccurate” in Item 1A, “Risk Factors,” of Part I of this Form 10-K for a more detailed discussion of these uncertainties, risks and other factors.

In conducting its audit, the engineers and geologists of NSAI study our major properties in detail and independently develop reserve estimates.  NSAI’s audit consists primarily of substantive testing, which includes a detailed review of major properties that account for approximately 88% of present worth of the company’s total proved reserves.  NSAI’s audit process consists of sorting all fields by descending present value order and selecting the fields from highest value to descending value until the selected fields account for more than 80% of the present worth of our reserves.  The properties in the bottom 20% of the total present worth are not reviewed in the audit.  The fields included in approximately the top 88% present value as of December 31, 2009, accounted for approximately 90% of our total proved reserves and approximately 97% of our proved undeveloped reserves.

 In the conduct of its audit, NSAI did not independently verify the data we provided to them with respect to ownership interests, oil and gas production, well test data, historical costs of operation and development, product prices, or any agreements relating to current and future operations of the properties and sales of production.  NSAI has advised us that if, in the course of its audit, something came to its attention that brought into question the validity or sufficiency of any such information or data, NSAI did not rely on such information or data until it had satisfactorily resolved any questions relating thereto or had independently verified such information or data. For the year-ended December 31, 2009, on February 10, 2010, NSAI issued its audit opinion as to the reasonableness of our reserve estimates, stating that our estimated proved oil and gas reserves are, in the aggregate, reasonable and have been prepared in accordance with generally accepted petroleum engineering and evaluation principles.

A decline in gas and oil prices used to calculate the discounted future net revenues of our reserves affects both the present value of cash flows and the quantity of reserves reported. Our reserve base is nearly 100% natural gas, therefore changes in oil prices used do not have as significant an impact as gas prices on cash flows and reported reserve quantities. Our standardized measure and reserve quantities at December 31, 2009, were $1,801.8 million and 3,656.7 Bcfe, respectively. An assumed decrease of $1.00 per Mcf in the average 2009 gas price used to price our reserves would have resulted in an approximate $671.9 million decline in our standardized measure, adjusted for the effects of derivatives qualifying as cash flow hedges, and an approximate decrease of 1,018 Bcfe of our reported reserves. The decline in reserve quantities, assuming this decrease in gas price, would have the impact of increasing our unit of production amortization of the full cost pool. The unit of production rate for amortization is adjusted quarterly based on changes in reserve estimates, capitalized costs and future development costs.

Hedging

We use natural gas and crude oil swap agreements and options to reduce the volatility of earnings and cash flow due to fluctuations in the prices of natural gas and oil. Our policies prohibit speculation with derivatives and limit agreements to counterparties with appropriate credit standings to minimize the risk of uncollectability. We actively monitor the credit status of our counterparties, performing both quantitative and qualitative assessments based on their credit ratings and credit default swap rates where applicable, and to date have not had any credit defaults associated with our transactions. From 2006 through 2008, we established a portfolio of hedges relating to approximately 60% to 80% of our annual production. However, only 45% of our 2009 production was hedged due to credit and overall market events of late 2008 as well as the low commodity price environment throughout 2009. The primary market risks related to our derivative contracts are the volatility in market prices and basis differentials for natural gas and crude oil. However, the market price risk is generally offset by the gain or loss recognized upon the related gas or oil transaction that is hedged.

Our derivative instruments are recorded at fair value in our financial statements and generally qualify for hedge accounting. We have established the fair value of derivative instruments using data provided by our counterparties in conjunction with assumptions evaluated internally using established index prices and other sources. These valuations are recognized as assets or liabilities in our balance sheet and, to the extent an open position is an effective cash flow hedge on equity production, the offset is recorded in other comprehensive income. Results of settled commodity hedging transactions are reflected in natural gas and oil sales. Any derivative not qualifying for hedge accounting treatment or any ineffective portion of a properly designated hedge is recognized immediately in earnings. For the year ended December 31, 2009, we recorded an unrealized loss of $15.1 million related to basis differential swaps that did not qualify for hedge accounting in addition to a $9.9 million gain related to the change in estimated ineffectiveness of our commodity cash flow

56 SWN

hedges. Future market price volatility could create significant changes to the hedge positions recorded in our financial statements. We refer you to “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of Part II of this Form 10-K for additional information regarding our hedging activities.

Pension and Other Postretirement Benefits

We record our prepaid or accrued benefit cost, as well as our periodic benefit cost, for our pension and other postretirement benefit plans using measurement assumptions that we consider reasonable at the time of calculation (see Note 11 to the consolidated financial statements for further discussion and disclosures regarding these benefit plans). Two of the assumptions that affect the amounts recorded are the discount rate, which estimates the rate at which benefits could be effectively settled, and the expected return on plan assets, which reflects the average rate of earnings expected on the funds invested. For the December 31, 2009 benefit obligation and the periodic benefit cost to be recorded in 2010, the discount rate assumed is 5.75%. For the 2010 periodic benefit cost, the expected return assumed is 7.50%. This compares to a discount rate of 6.0% and an expected return of 7.50% used in 2009.

Using the assumed rates discussed above, we recorded pension expense of $7.3 million in 2009 related to our pension and other postretirement benefit plans.  Due to the significance of the discount rate and expected long-term rate of return, the following sensitivity analysis demonstrates the effect that a 50 basis point change in those assumptions would have had on our 2009 pension expense:

Increase (Decrease) of Annual Pension Expense
	50 Basis Point Increase	50 Basis Point Decrease
(in thousands)
Discount rate ………………………………………………………………………………...	$ (374)	$ 405
Expected long-term rate of return ………………………………………….………………	$ (187)	$ 187

At December 31, 2009, we recognized a liability of $13.3 million, compared to $15.4 million at December 31, 2008, related to our pension and other postretirement benefit plans. During 2009, we also made cash payments totaling $9.0 million to fund our pension and other postretirement benefit plans. In 2010, we expect to make cash payments totaling $9.7 million to fund our pension and other postretirement benefit plans and recognize pension expense of $6.1 million and a postretirement benefit expense of $1.1 million.

Gas in Underground Storage

We currently have one facility owned by our E&P segment that contains gas in underground storage. Gas in storage that is expected to be cycled within the next 12 months is recorded in current assets. This current portion of gas in storage is classified as inventory and is carried at the lower of cost or market.  At December 31, 2009 and 2008, the current portion of gas in storage was $9.2 million and $24.1 million, respectively. The non-current portion of gas in storage is classified in property and equipment and carried at cost.  The carrying value of the non-current gas is evaluated for recoverability whenever events or changes in circumstances indicate that it may not be recoverable.

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

57 SWN

New Accounting Standards Implemented in this Report

In June 2009, we implemented the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”).  The implementation establishes the FASB ASC as the source of authoritative accounting principles in the preparation of financial statements in conformity with GAAP. The FASB ASC does not change GAAP and its implementation did not have a material impact on our consolidated financial statements.

On January 1, 2009, we implemented certain provisions of FASB ASC Topic 810, “Consolidation,” which establish accounting and reporting standards for (1) ownership interests in subsidiaries held by others, (2) the amount of consolidated net income (loss) attributable to the controlling and noncontrolling interests, (3) changes in the controlling ownership interest, (4) the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated and (5) disclosures that clearly identify and distinguish between the interests of the controlling and noncontrolling owners.  The implementation was retrospectively applied and resulted in changes to our presentation for noncontrolling interests and did not have a material impact on our results of operations or financial condition.

On January 1, 2009, we implemented certain provisions of FASB ASC Topic 815, “Derivatives and Hedging,” which require enhanced disclosure about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for and (3) how derivative instruments and related hedged items affect our financial position, financial performance and cash flows.  The implementation did not have a material impact on our Company’s results of operations or financial condition.

On January 1, 2009, we implemented certain provisions of FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” which require the fair value application for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Accordingly, we now apply the fair-value framework to nonfinancial assets and nonfinancial liabilities initially measured at fair value, such as asset retirement obligations. The implementation did not have a material impact on our results of operations or financial condition.

On June 30, 2009, we implemented certain provisions of FASB ASC Topic 825, “Financial Instruments,” which require the (1) fair value disclosures required for certain financial instruments be included in interim financial statements and (2) public companies disclose the method and significant assumptions used to estimate the fair value of those financial instruments and to discuss any changes of method or assumptions, if any, during the reporting period. The implementation did not have a material impact on our Company’s results of operations or financial condition.

On June 30, 2009, we implemented certain provisions of FASB ASC Topic 855, “Subsequent Events,” which establish the general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The implementation did not have a material impact on our results of operations or financial condition.

On December 31, 2009, we implemented certain provisions of FASB ASC 715, “Defined Benefit Plans,” which require enhanced disclosures about the fair value measurements of employers’ plan assets in our year ending 2009 consolidated financial statements.  These required disclosures include: (a) investment policies and strategies; (b) major categories of plan assets; (c) information about valuation techniques and inputs to those techniques, including the fair value hierarchy classifications of the major categories of plan assets; (d) the effects of fair value measurements using significant unobservable inputs on changes in plan assets; and (e) significant concentrations of risk within plan assets. The implementation did not have a material impact on our results of operations or financial condition.

On December 31, 2009, we implemented certain provisions of FASB ASC 932, “Extractive Activities-Oil and Gas,” as updated by Accounting Standards Update No. 2010-03, “Extractive Activities-Oil and Gas (Topic 932),” which (a) expanded the definition of oil- and gas-producing activities; (b) requires energy companies to value their proved reserves by averaging the price from the first day of each month from the previous 12 months instead of using a year-end price; and (c) allows for additional drilling locations to be classified as proved undeveloped reserves assuming such locations are supported by reliable technologies. We accounted for the FASB ASC 932 changes as a change in accounting principle, or a change in the method of applying an accounting principle, that is inseparable from a change in accounting estimate and will account for the change prospectively.

See further discussion of our significant accounting policies in Note 1 to the consolidated financial statements.

58 SWN

Accounting Standards Not Yet Implemented

On January 1, 2010, we implemented certain provisions of FASB ASC Topic 810, “Consolidation,” in the first quarter of 2010. The new provisions (a) require a qualitative rather than a quantitative approach to determining the primary beneficiary of a variable interest entity (“VIE”); (b) amend certain guidance pertaining to the determination of the primary beneficiary when related parties are involved; (c) amend certain guidance for determining whether an entity is a VIE; and (d) require continuous assessments of whether an enterprise is the primary beneficiary of a VIE. We do not expect that this implementation will have a material impact on our results of operations or financial condition.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements” (“Update 2010-06”). Update 2010-06 requires us to (a) provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy; (b) provide a reconciliation of purchases, sales, issuance, and settlements of financial instruments valued with a Level 3 method; and (c) provide fair value measurement disclosures for each class of financial assets and liabilities. We are required to implement the disclosures of Update 2010-06 beginning on January 1, 2011. We do not expect the implementation of Update 2010-06 will have a material impact on our results of operations or financial condition.

59 SWN

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

•

the impact of federal, state and local government regulation, including any legislation relating to hydraulic fracturing, the climate or over the counter derivatives;

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

60 SWN

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

At December 31, 2009, approximately 46% of our estimated proved reserves were proved undeveloped and 3% were proved developed non-producing. Proved undeveloped reserves and proved developed non-producing reserves, by their nature, are less certain than proved developed producing reserves. Estimates of reserves in the non-producing categories are nearly always based on volumetric calculations rather than the performance data used to estimate producing reserves. Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling operations. Recovery of proved developed non-producing reserves requires capital expenditures to recomplete into the zones behind pipe and is subject to the risk of a successful recompletion. Production revenues from proved undeveloped and proved developed non-producing reserves will not be realized, if at all, until sometime in the future.

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

61 SWN

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

Credit Risk

Our financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables and derivative contracts associated with commodities trading. Concentrations of credit risk with respect to receivables are limited due to the large number of our customers and their dispersion across geographic areas. No single customer accounted for greater than 5% of accounts receivable at December 31, 2009.  See “Commodities Risk” below for discussion of credit risk associated with commodities trading.

Interest Rate Risk

The following table presents the principal cash payments for our debt obligations and related weighted-average interest rates by expected maturity dates as of December 31, 2009. At December 31, 2009, we had $998.7 million of total debt with a weighted average interest rate of 5.40% and we had $324.5 million of indebtedness outstanding under our Credit Facility. Interest rate swaps may be used to adjust interest rate exposures when deemed appropriate. We do not have any interest rate swaps in effect currently.

								Fair
	Expected Maturity Date							Value
	2010	2011	2012	2013	2014	Thereafter	Total	12/31/09
	($ in millions)

Fixed Rate	$ 1.2	$ 1.2	$ 1.2	$ 1.2	$ 1.2	$ 668.2	$ 674.2	$ 707.3
Average Interest Rate	7.15%	7.15%	7.15%	7.15%	7.15%	7.47%	7.47%	—

Variable Rate	—	—	$ 324.5	—	—	—	$ 324.5	$ 324.5
Average Interest Rate	—	—	1.11%	—	—	—	1.11%	—

Commodities Risk

We use over-the-counter natural gas and crude oil swap agreements and options to hedge sales of our production and to hedge activity in our Midstream Services segment against the inherent price risks of adverse price fluctuations or locational pricing differences between a published index and the NYMEX futures market. These swaps and options include (1) transactions in which one party will pay a fixed price (or variable price) for a notional quantity in exchange for receiving a variable price (or fixed price) based on a published index (referred to as price swaps), (2) transactions in which parties agree to pay a price based on two different indices (referred to as basis swaps) and (3) the purchase and sale of index-related puts and calls (collars) that provide a “floor” price, below which the counterparty pays funds equal to the amount by which the price of the commodity is below the contracted floor, and a “ceiling” price above which we pay to the counterparty the amount by which the price of the commodity is above the contracted ceiling.

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

62 SWN

Exploration and Production

The following table provides information about our financial instruments that are sensitive to changes in commodity prices and that are used to hedge prices for gas production. The table presents the notional amount in Bcf, the weighted average contract prices and the fair value by expected maturity dates. At December 31, 2009, the fair value of our financial instruments related to natural gas production was a $151.8 million asset.

		Weighted	Weighted	Weighted	Weighted
		Average	Average	Average	Average	Fair value at
		Price to be	Floor	Ceiling	Basis	December 31,
		Swapped	Price	Price	Differential	2009
	Volume	($/MMBtu)	($/MMBtu)	($/MMBtu)	($/MMBtu)	($ in millions)
Natural Gas (Bcf):

Fixed Price Swaps:
2010	36.0	9.04	—	—	—	116.6
2011	30.0	6.69	—	—	—	10.4

Costless-Collars:
2010	30.0	—	6.80	8.43	—	38.1

Basis Swaps:
2010	46.5	—	—	—	(0.37)	(11.7)
2011	9.0	—	—	—	(0.35)	(1.6)

At December 31, 2009, our basis swaps did not qualify for hedge accounting treatment. Changes in the fair value of derivatives that do not qualify as hedges are recorded in gas and oil sales. At December 31, 2009, we had outstanding fixed-price basis differential swaps on 46.5 Bcf of 2010 and 9.0 Bcf of 2011 gas production. For the year ended December 31, 2009, we recorded an unrealized loss of $15.1 million related to the differential swaps that did not qualify for hedge accounting treatment and a gain of $9.9 million gain related to the change in estimated ineffectiveness of our cash flow hedges. Typically, our hedge ineffectiveness results from changes at the end of a reporting period in the price differentials between the index price of the derivative contract, which is primarily a NYMEX price, and the index price for the point of sale for the cash flow that is being hedged.

At December 31, 2008, we had outstanding fixed-price basis differential swaps on 50.0 Bcf of 2009, 32.0 Bcf of 2010 and 7.2 Bcf of 2011 gas production that did not qualify for hedge accounting treatment.

Subsequent to December 31, 2009 and prior to February 25, 2010, we hedged an additional 7.3 Bcf of 2011 gas production using costless-collars with an average floor and ceiling price of $5.75 and $7.06 per MMBtu, respectively.  We also basis protected an additional 2.8 Bcf of 2010 and 3.0 Bcf of 2011 gas production with an average differential price of $0.08 below NYMEX spot rates for our respective basis locations.

Midstream Services

At December 31, 2009, our Midstream Services segment had outstanding fair value hedges in place on 0.3 Bcf, 0.1 Bcf and 0.1 Bcf of gas for 2010, 2011 and 2012, respectively.  These hedges are a mixture of fixed-price swap purchases and sales relating to our gas marketing activities. These hedges have contract months from January 2010 through March 2012 and have a net fair value liability of $0.8 million as of December 31, 2009.

63 SWN

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

64 SWN

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Our management used the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to perform its assessment. Based on this assessment, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded, that as of December 31, 2009, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report below.

65 SWN

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Southwestern Energy Company,

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Southwestern Energy Company and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it estimates the quantities of oil and gas reserves in 2009 and the limitation on its capitalized costs as of December 31, 2009.

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

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Tulsa, Oklahoma

February 25, 2010

66 SWN

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2009	2008	2007
	(in thousands, except share/per share amounts)
Operating Revenues:
Gas sales	$ 1,578,256	$ 1,500,408	$ 875,192
Gas marketing	488,663	719,909	311,767
Oil sales	6,843	41,240	42,434
Gas gathering	74,281	41,748	11,627
Other	(2,264)	8,247	14,111
	2,145,779	2,311,552	1,255,131
Operating Costs and Expenses:
Gas purchases – midstream services	482,836	710,129	306,336
Gas purchases – gas distribution	—	61,439	85,445
Operating expenses	136,541	107,577	85,826
General and administrative expenses	122,618	101,959	80,269
Depreciation, depletion and amortization	493,658	414,408	293,914
Impairment of natural gas and oil properties	907,812	—	—
Taxes, other than income taxes	37,280	29,272	21,875
	2,180,745	1,424,784	873,665
Operating Income (Loss)	(34,966)	886,768	381,466

Interest Expense:
Interest on debt	55,581	61,152	36,191
Other interest charges	3,266	2,284	1,474
Interest capitalized	(40,209)	(34,532)	(13,792)
	18,638	28,904	23,873
Other Income (Loss)	1,449	4,404	(219)
Gain on Sale of Utility Assets	—	57,264	—

Income (Loss) Before Income Taxes	(52,155)	919,532	357,374
Provision (Benefit) for Income Taxes:
Current	(64,969)	122,000	—
Deferred	48,606	228,999	135,855
	(16,363)	350,999	135,855
Net Income (Loss)	(35,792)	568,533	221,519
Less: Net Income (Loss) Attributable to Noncontrolling Interest	(142)	587	345
Net Income (Loss) Attributable to Southwestern Energy	$ (35,650)	$ 567,946	$ 221,174

Earnings Per Share: (1)
Net income (loss) attributable to Southwestern Energy stockholders-Basic	$ (0.10)	$ 1.66	$ 0.65
Net income (loss) attributable to Southwestern Energy stockholders-Diluted	$ (0.10)	$ 1.64	$ 0.64

Weighted Average Common Shares Outstanding: (1)
Basic	343,420,568	341,621,814	338,953,446
Effect of:
Stock options	—	4,237,263	8,024,198
Restricted stock awards	—	386,861	465,016
Diluted	343,420,568	346,245,938	347,442,660

(1) 2007 restated to reflect the two-for-one stock split effected on March 25, 2008.

The accompanying notes are an integral part of these consolidated financial statements.

67 SWN

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
ASSETS	(in thousands)
Current Assets:
Cash and cash equivalents	$ 13,184	$ 196,277
Accounts receivable	263,076	254,557
Inventories	30,009	50,377
Hedging asset	163,069	343,320
Other	95,163	38,732
Total current assets	564,501	883,263
Property and Equipment:
Gas and oil properties, using the full cost method, including $595.4 million in 2009 and $540.6 million in 2008 excluded from amortization	6,388,022	4,836,077
Gathering systems	547,637	341,474
Gas in underground storage	13,349	13,349
Other	205,013	138,014
	7,154,021	5,328,914
Less: Accumulated depreciation, depletion and amortization	3,026,768	1,615,307
	4,127,253	3,713,607

Other Assets	78,496	163,288
TOTAL ASSETS	$ 4,770,250	$ 4,760,158

LIABILITIES AND EQUITY
Current Liabilities:
Short-term debt	$ 1,200	$ 61,200
Accounts payable	404,695	451,597
Taxes payable	25,500	31,951
Interest payable	19,775	20,857
Advances from partners	52,406	70,603
Hedging liability	20,052	10,899
Current deferred income taxes	—	122,448
Other	12,788	10,842
Total current liabilities	536,416	780,397
Long-Term Debt	997,500	674,200
Other Liabilities:
Deferred income taxes	811,902	721,707
Long-term hedging liability	3,057	5,934
Pension and other postretirement liabilities	12,630	15,352
Other	67,764	44,605
	895,353	787,598
Commitments and Contingencies

Equity:
Southwestern Energy stockholders’ equity:
Common stock, $0.01 par value; authorized 540,000,000 shares, issued 346,081,210 shares in 2009 and 343,624,956 in 2008	3,461	3,436
Additional paid-in capital	833,494	811,492
Retained earnings	1,414,327	1,449,977
Accumulated other comprehensive income	84,276	247,665
Common stock in treasury, 203,830 shares in 2009 and 225,050 in 2008	(4,333)	(4,740)
Total Southwestern Energy stockholders’ equity	2,331,225	2,507,830
Noncontrolling interest	9,756	10,133
Total Equity	2,340,981	2,517,963
TOTAL LIABILITIES AND EQUITY	$ 4,770,250	$ 4,760,158

The accompanying notes are an integral part of these consolidated financial statements.

68 SWN

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2009	2008		2007
	(in thousands)
Cash Flows From Operating Activities
Net income (loss)	$ (35,792)	$ 568,533		$ 221,519
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	495,291	416,151		295,332
Impairment of natural gas and oil properties	907,812	—		—
Deferred income taxes	48,606	228,999		135,855
Gain on sale of utility assets	—	(57,264)		—
Unrealized loss (gain) on derivatives	5,309	4,644		(7,103)
Stock-based compensation expense	12,749	7,952		6,377
Impairment of natural gas inventory and other	7,053	(1,521)		(810)
Change in assets and liabilities:
Accounts receivable	(8,519)	(60,117)		(76,136)
Inventories	11,779	(39,475)		(10,800)
Accounts payable	(21,739)	70,975		60,983
Taxes payable	(6,451)	20,855		(3,454)
Interest payable	(1,082)	18,522		198
Advances from partners and customer deposits	(18,197)	38,418		7,615
Deferred tax benefit – stock options	—	(43,107)		—
Other assets and liabilities	(37,443)	(12,756)		(6,841)
Net cash provided by operating activities	1,359,376	1,160,809		622,735

Cash Flows From Investing Activities
Capital investments	(1,780,165)	(1,755,888)		(1,519,433)
Proceeds from sale of property and equipment	818	750,310		5,791
Net proceeds from sale of utility assets	—	213,721		—
Other items	(1,257)	(221)		145
Net cash used in investing activities	(1,780,604)	(792,078)		(1,513,497)

Cash Flows From Financing Activities
Payments on short-term debt	(61,200)	(1,200)		(1,200)
Payments on revolving long-term debt	(1,371,700)	(1,843,600)		(916,550)
Borrowings under revolving long-term debt	1,696,200	1,001,400		1,758,750
Proceeds from issuance of long-term debt	—	600,000		—
Debt issuance costs and revolving credit facility costs	—	(8,895)		(2,000)
Deferred tax benefit – stock options	—	43,107		—
Change in bank drafts outstanding	(30,920)	31,397		5,193
Proceeds from exercise of common stock options	5,755	3,505		5,474
Net cash provided by (used in) financing activities	238,135	(174,286)		849,667

Increase (decrease) in cash and cash equivalents	(183,093)	194,445		(41,095)
Cash and cash equivalents at beginning of year	196,277	1,832	(1)	42,927	(1)
Cash and cash equivalents at end of year	$ 13,184	$ 196,277		$ 1,832	(1)

(1) Cash and cash equivalents at the beginning of 2008 and at the beginning and end of 2007 include amounts classified as “held for sale.”  See Note 2 for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

69 SWN

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES

STATEMENTS OF EQUITY

	Southwestern Energy Stockholders
					Accumulated
	Common Stock(1)		Additional		Other	Common
	Shares		Paid-In	Retained	Comprehensive	Stock in	Noncontrolling
	Issued	Amount	Capital(1)	Earnings	Income	Treasury	Interest	Total
	(in thousands)

Balance at December 31, 2006	337,908	$ 3,379	$ 738,920	$ 660,857	$ 31,487	$ —	$ 11,034	$ 1,445,677

Comprehensive income (loss):
Net income	—	—	—	221,174	—	—	345	221,519
Change in derivatives	—	—	—	—	(16,775)	—	—	(16,775)
Change in pension and other postretirement liabilities	—	—	—	—	(1,364)	—	—	(1,364)
Total comprehensive income							345	203,380

Stock-based compensation	—	—	8,012	—	—	—	—	8,012
Exercise of stock options	3,414	34	5,440	—	—	—	—	5,474
Issuance of restricted stock	306	3	(3)	—	—	—	—	—
Cancellation of restricted stock	(50)	—	—	—	—	—	—	—
Treasury stock – non-qualified plan	—	—	—	—	—	(4,664)	—	(4,664)
Distributions to noncontrolling interest in partnership	—	—	—	—	—	—	(809)	(809)
Balance at December 31, 2007	341,578	$ 3,416	$ 752,369	$ 882,031	$ 13,348	$ (4,664)	$ 10,570	$ 1,657,070

Comprehensive income:
Net income	—	—	—	567,946	—	—	587	568,533
Change in derivatives	—	—	—	—	234,259	—	—	234,259
Change in pension and other postretirement liabilities	—	—	—	—	58	—	—	58
Total comprehensive income							587	802,850

Deferred tax benefit – stock options	—	—	43,107	—	—	—	—	43,107
Stock-based compensation	—	—	12,415	—	—	—	—	12,415
Exercise of stock options	1,690	17	3,488	—	—	—	—	3,505
Issuance of restricted stock	417	4	(4)	—	—	—	—	—
Cancellation of restricted stock	(66)	(1)	1	—	—	—	—	—
Issuance of stock awards	6	—	116	—	—	—	—	116
Treasury stock – non-qualified plan	—	—	—	—	—	(76)	—	(76)
Distributions to noncontrolling interest in partnership	—	—	—	—	—	—	(1,024)	(1,024)
Balance at December 31, 2008	343,625	$ 3,436	$ 811,492	$1,449,977	$ 247,665	$ (4,740)	$ 10,133	$ 2,517,963

Comprehensive income (loss):
Net loss	—	—	—	(35,650)	—	—	(142)	(35,792)
Change in derivatives	—	—	—	—	(163,591)	—	—	(163,591)
Change in pension and other postretirement liabilities	—	—	—	—	202	—	—	202
Total comprehensive loss							(142)	(199,181)

Stock-based compensation	—	—	16,003	—	—	—	—	16,003
Exercise of stock options	2,153	22	5,733	—	—	—	—	5,755
Issuance of restricted stock	312	3	(3)	—	—	—	—	—
Cancellation of restricted stock	(10)	—	—	—	—	—	—	—
Issuance of stock awards	1	—	65	—	—	—	—	65
Treasury stock – non-qualified plan	—	—	204	—	—	407	—	611
Distributions to noncontrolling interest in partnership	—	—	—	—	—	—	(235)	(235)
Balance at December 31, 2009	346,081	$ 3,461	$ 833,494	$1,414,327	$ 84,276	$ (4,333)	$ 9,756	$ 2,340,981

(1) 2006 and 2007 restated to reflect the two-for-one stock split effected on March 25, 2008.

The accompanying notes are an integral part of these consolidated financial statements.

70 SWN

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the years ended December 31,
	2009	2008	2007
	(in thousands)

Net income (loss)	$ (35,792)	$ 568,533	$ 221,519

Change in derivatives:
Reclassification to earnings (1)	(376,259)	45,830	(42,956)
Ineffectiveness (2)	(6,031)	4,319	(618)
Change in fair value of derivative instruments (3)	218,699	184,110	26,799
Total change in derivatives	(163,591)	234,259	(16,775)

Change in pension and other postretirement liabilities:
Sale of utility – divestiture, curtailment and settlement (4)	—	9,040	—
Change in value of pension and other postretirement liabilities (5)	202	(8,982)	(1,364)
Total change in pension and other postretirement liabilities	202	58	(1,364)

Comprehensive income (loss)	(199,181)	802,850	203,380

Less: comprehensive income (loss) attributable to the noncontrolling interest	(142)	587	345

Comprehensive income (loss) attributable to Southwestern Energy	$ (199,039)	$ 802,263	$ 203,035

(1) Net of ($234.1), $28.1 and ($26.3) million in taxes for the twelve months ended December 31, 2009, 2008 and 2007, respectively.

(2) Net of ($3.8), $2.6 and ($0.4) million in taxes for the twelve months ended December 31, 2009, 2008 and 2007, respectively.

(3) Net of $137.7, $112.8 and $16.4 million in taxes for the twelve months ended December 31, 2009, 2008 and 2007, respectively.

(4) Net of $5.5 million in taxes for the twelve months ended December 31, 2008.

(5) Net of $0.2, ($5.6) and ($1.1) million in taxes for the twelve months ended December 31, 2009, 2008 and 2007, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

71 SWN

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Southwestern Energy Company (including its subsidiaries, collectively, “Southwestern” or the “Company”) is an independent energy company primarily focused on the exploration and production of natural gas. The Company engages in natural gas and oil exploration and production, natural gas gathering and natural gas marketing through its subsidiaries. Southwestern’s exploration and production (“E&P”) activities are currently concentrated in Arkansas, Oklahoma, Pennsylvania and Texas. Southwestern’s marketing and gas gathering business (“Midstream Services”) is concentrated in the core areas of its E&P operations. In the past, the Company engaged in natural gas distribution and transmission through a wholly-owned utility subsidiary, Arkansas Western Gas Company (“Arkansas Western Gas”), which operated in northern Arkansas. Effective July 1, 2008, the Company sold all of its stock in Arkansas Western Gas and, as a result, no longer has any natural gas distribution operations.

Basis of Presentation

The consolidated financial statements included in this Annual Report on Form 10-K present the Company’s financial position, results of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Prior to its July 1, 2008 disposition date, the cash flows from natural gas sales to Arkansas Western Gas were deemed “significant” under accounting rules. Therefore, the results of operations for Arkansas Western Gas are included in the consolidated statements of operations and are not presented as “discontinued operations” for the applicable periods through July 1, 2008.

Certain reclassifications have been made to the prior years financial statements to conform to the 2009 presentation. The effects of the reclassifications were not material to the Company’s consolidated financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of Southwestern and its wholly-owned subsidiaries, including SEECO, Inc. (“SEECO”), Southwestern Energy Production Company (“SEPCO”), Southwestern Energy Services Company (“SES”), Southwestern Midstream Services Company (“SMS”), Diamond “M” Production Company and A.W. Realty Company. The consolidated financial statements also include the results for (i) Overton Partners, L.P., of which SEPCO is the sole general partner, (ii) DeSoto Drilling Inc., (iii) DeSoto Gathering Company, L.L.C. and (iv) Angelina Gathering Company, L.L.C. All significant intercompany accounts and transactions have been eliminated. In accordance with GAAP, the Company recognized profit on intercompany sales of natural gas delivered to storage by its utility subsidiary, Arkansas Western Gas, prior to the sale of this segment.

In 2001, SEPCO formed a limited partnership, Overton Partners, L.P., with an investor to drill and complete 14 development wells in SEPCO’s Overton Field located in Smith County, Texas. Because SEPCO is the sole general partner and owns a controlling interest in the partnership, the operating and financial results are consolidated with the Company’s E&P results and the investor’s share of the partnership activity is reported as net income (loss) attributable to noncontrolling interest in the consolidated financial statements. SEPCO contributed 50% of the capital required to drill the 14 wells. Revenues and expenses are allocated 65% to SEPCO prior to payout of the investor’s initial investment and 85% thereafter.  Under the terms of the partnership agreement, the partnership has a maximum life of 50 years.

Revenue Recognition

Natural gas and oil sales. Gas sales and oil sales are recognized when the products are sold to a purchaser at a fixed or determinable price, delivery has occurred and title has transferred and collectability of the revenue is reasonably assured. The Company uses the entitlement method that requires revenue recognition for the Company’s revenue interest of production from its properties in which sales are disproportionately allocated to owners because of marketing or other contractual arrangements. Accordingly, revenue is not recognized for deliveries in excess of the Company’s net revenue

72 SWN

interest, while revenue is recognized for any under delivered volumes. Production imbalances are generally recorded at estimated sales prices of the anticipated future settlements of the imbalances. At December 31, 2009, the Company had overproduction of 2.2 Bcf valued at $6.4 million and underproduction of 2.6 Bcf valued at $8.2 million. At December 31, 2008, the Company had overproduction of 1.4 Bcf valued at $4.5 million and underproduction of 1.7 Bcf valued at $5.1 million.

Gas marketing. The Company generally markets its gas, as well as some gas produced by third parties, to brokers, local distribution companies and end-users, pursuant to a variety of contracts. Gas marketing revenues are recognized when delivery of gas has occurred and title has transferred, the price is fixed or determinable and collectability of the revenue is reasonably assured.

Gas gathering. The Company gathers its gas, as well as some gas produced by third parties, pursuant to a variety of contracts. Gas gathering revenues are recognized when the service is performed, the price is fixed or determinable and collectability of the revenue is reasonably assured.

Other. The Company maintains an underground gas storage facility and generally sells natural gas from its storage facility during the winter gas withdrawal season. Revenue is recognized on gas storage sales when the gas is sold to a purchaser at a fixed or determinable price, delivery has occurred and title has transferred and collectability of the revenue is reasonably assured. Other revenues include gains of $3.4 million, $4.8 million and $6.4 million in 2009, 2008 and 2007, respectively, primarily related to the sale of gas in underground storage.

Cash and Cash Equivalents

Cash and cash equivalents are defined by the Company as short-term, highly liquid investments that have an original maturity of three months or less and deposits in money market mutual funds that are readily convertible into cash.  Management considers cash and cash equivalents to have minimal credit and market risk.

Certain of the Company’s cash accounts are zero-balance controlled disbursement accounts that do not have the right of offset against the Company’s other cash balances. The Company presents the outstanding checks written against these zero-balance accounts as a component of accounts payable in the accompanying consolidated balance sheets. Outstanding checks included as a component of accounts payable totaled $34.6 million and $65.5 million at December 31, 2009 and 2008, respectively.

Inventory

Inventory recorded in current assets includes $9.2 million at December 31, 2009 and $24.1 million at December 31, 2008, for gas in underground storage owned by the Company’s E&P segment, and $20.8 million at December 31, 2009 and $26.3 million at December 31, 2008 for tubulars and other equipment used in the E&P segment.

The Company has one natural gas storage facility.  The current portion of the gas is classified in inventory and carried at the lower of cost or market. During 2009, the Company recorded a $4.3 million non-cash impairment to reduce the current portion of our natural gas inventory to the lower of cost or market. The non-current portion of the gas is classified in property and equipment and carried at cost.  The carrying value of the non-current gas is evaluated for recoverability whenever events or changes in circumstances indicate that it may not be recoverable. Withdrawals of current gas in underground storage are accounted for by a weighted average cost method whereby gas withdrawn from storage is relieved at the weighted average cost of current gas remaining in the facility.

Other assets includes $31.2 million at December 31, 2009 and $43.8 million at December 31, 2008 for inventory held by the Midstream Services segment consisting primarily of pipe that will be used to construct gathering systems for the Fayetteville Shale play.

Tubulars and other equipment are carried at the lower of cost or market and are accounted for by a moving weighted average cost method that is applied within specific classes of inventory items. Purchases of inventory are recorded at cost and inventory is relieved at the weighted average cost of items remaining within a specified class.

73 SWN

Property, Depreciation, Depletion and Amortization

Gas and Oil Properties. The Company utilizes the full cost method of accounting for costs related to the exploration, development and acquisition of natural gas and oil reserves. Under this method, all such costs (productive and nonproductive), including salaries, benefits and other internal costs directly attributable to these activities are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the units-of-production method. These capitalized costs, less accumulated amortization and related deferred income taxes, are subject to a ceiling test that limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved natural gas and oil reserves discounted at 10 percent (standardized measure) plus the lower of cost or market value of unproved properties. Any costs in excess of the ceiling are written off as a non-cash expense.  The expense may not be reversed in future periods, even though higher natural gas and oil prices may subsequently increase the ceiling. Full cost companies must use the average quoted price from the first day of each month from the previous 12 months, including the impact of derivatives qualifying as cash flow hedges, to calculate the ceiling value of their reserves.

Using the average quoted price from the first day of each month from the previous 12 months for Henry Hub natural gas of $3.87 per MMBtu and $57.65 per barrel for West Texas Intermediate oil, adjusted for market differentials, the Company’s net book value of natural gas and oil properties did not exceed the ceiling amount and did not result in a ceiling test impairment at December 31, 2009. Cash flow hedges of gas production in place increased the ceiling value by approximately $225.9 million at December 31, 2009. Excluding the benefit of those cash flow hedges at December 31, 2009, unamortized costs would have exceeded the ceiling value by $195.7 million.  At December 31, 2008, the ceiling value of the Company’s reserves was calculated based upon year-end quoted market prices of $5.71 per Mcf for Henry Hub natural gas and $41.00 per barrel for West Texas Intermediate oil, and at December 31, 2007, the ceiling value of the Company’s reserves was calculated based upon year-end quoted market prices of $6.80 per Mcf for Henry Hub natural gas and $92.50 per barrel for West Texas Intermediate oil. Decreases in market prices as well as changes in production rates, levels of reserves, evaluation of costs excluded from amortization, future development costs and production costs could result in future ceiling test impairments.

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

Asset Retirement Obligations.  An asset retirement obligation associated with the retirement of a tangible long-lived asset is recognized as a liability in the period incurred or when it becomes determinable, with an associated increase in the carrying amount of the related long-lived asset. The cost of the tangible asset, including the asset retirement cost, is depreciated over the useful life of the asset. The asset retirement obligation is recorded at its estimated fair value and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The Company owns natural gas and oil properties which require expenditures to plug and abandon the wells when reserves in the wells are depleted.

Income Taxes

Deferred income taxes are provided to recognize the income tax effect of reporting certain transactions in different years for income tax and financial reporting purposes.

Derivative Financial Instruments

The Company uses derivative financial instruments to manage defined commodity price risks and does not use them for speculative trading purposes. The Company uses commodity swaps and options contracts to hedge sales of natural gas. Gains and losses resulting from the settlement of hedge contracts have been recognized in gas sales in the consolidated statements of operations when the contracts expire and the related physical transactions of the commodity hedged are recognized. Changes in the fair value of derivative instruments designated as cash flow hedges are reported in other comprehensive income (loss) to the extent that they are effective in offsetting the changes in the cash flows of the hedged item.  In contrast, gains and losses from the ineffective portion of swaps and option contacts as well as basis swap contracts that do not qualify for hedge accounting treatment are recognized currently in gas sales in the consolidated statements of operations.  Changes in the fair value of derivative instruments designated as fair value hedges as well as the offsetting

74 SWN

gain or loss on the hedged item are recognized in earnings immediately.  See Note 5 for a discussion of the Company’s hedging activities.

Earnings Per Share

Basic earnings per common share attributable to Southwestern Energy stockholders is computed by dividing net income (loss) attributable to Southwestern Energy by the weighted average number of common shares outstanding during each year. The diluted earnings per share attributable to Southwestern Energy stockholders calculation adds to the weighted average number of common shares outstanding the incremental shares that would have been outstanding assuming the exercise of dilutive stock options and the vesting of unvested restricted shares of common stock.

Due to the net loss for the year ended December 31, 2009, outstanding options for 6,683,085 shares with an average exercise price of $8.33 were excluded from the calculation of diluted shares because they would have had an antidilutive effect.  For the year ended December 31, 2008, 7,166,354 of the Company’s outstanding options with an average exercise price of $3.99 were included in the calculation of diluted shares.  Options for 441,620 shares were excluded from the calculation because they would have had an antidilutive effect.  For the year ended December 31, 2007, 8,142,624 of the Company’s outstanding options with an average exercise price of $3.69 were included in the calculation of diluted shares.  Options for 410,250 shares were excluded from the calculation because they would have had an antidilutive effect.

Due to the net loss for the year ended December 31, 2009, 836,861 shares of restricted stock were excluded from the calculation of diluted shares because they would have had an antidilutive effect.  For the year ended December 31, 2008, the number of shares of restricted stock included in the calculation of diluted shares was 708,725.  The calculation excluded 82,985 shares of restricted stock because they would have had an antidilutive effect.  For the year ended December 31, 2007, the number of shares of restricted stock included in the calculation of diluted shares was 569,508.  The calculation excluded 221,522 shares of restricted stock because they would have had an antidilutive effect.

All historical per share information in the consolidated financial statements and footnotes has been adjusted, as necessary, to reflect the two-for-one stock split effective in March 2008.

Stock-Based Compensation

The Company accounts for stock-based compensation transactions using a fair value method and recognizes an amount equal to the fair value of the stock options and stock-based payment cost in either the consolidated statement of operations or capitalizes the cost into the Company’s full cost pool or gathering systems included in property and equipment. Costs are capitalized when they are directly related to the acquisition, exploration and development activities of the Company’s gas and oil properties or directly related to the construction of the Company’s gathering systems. See Note 13 for further discussion of the Company’s stock-based compensation.

Accounting Standards Implemented in this Report

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

On January 1, 2009, the Company implemented certain provisions of FASB ASC Topic 810, “Consolidation,” which establish accounting and reporting standards for (1) ownership interests in subsidiaries held by others, (2) the amount of consolidated net income (loss) attributable to the controlling and noncontrolling interests, (3) changes in the controlling ownership interest, (4) the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated and (5) disclosures that clearly identify and distinguish between the interests of the controlling and noncontrolling owners.  The implementation was retrospectively applied and resulted in changes to the Company’s presentation for noncontrolling interests and did not have a material impact on the Company’s results of operations or financial condition.

On January 1, 2009, the Company implemented certain provisions of FASB ASC Topic 815, “Derivatives and Hedging,” which require enhanced disclosure about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  The implementation did not have a material impact on the Company’s results of operations or financial condition.

75 SWN

On January 1, 2009, the Company implemented certain provisions of FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” which require the fair value application for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Accordingly, the Company now applies the fair-value framework to nonfinancial assets and nonfinancial liabilities initially measured at fair value, such as asset retirement obligations. The implementation did not have a material impact on the Company’s results of operations or financial condition.

On June 30, 2009, the Company implemented certain provisions of FASB ASC Topic 825, “Financial Instruments,” which require the (1) fair value disclosures required for certain financial instruments be included in interim financial statements and (2) public companies disclose the method and significant assumptions used to estimate the fair value of those financial instruments and to discuss any changes of method or assumptions, if any, during the reporting period. The implementation did not have a material impact on the Company’s results of operations or financial condition.

On June 30, 2009, the Company implemented certain provisions of FASB ASC Topic 855, “Subsequent Events,” which establish the general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The implementation did not have a material impact on the Company’s results of operations or financial condition.

On December 31, 2009, the Company implemented certain provisions of FASB ASC 715, “Defined Benefit Plans,” which require enhanced disclosures about the fair value measurements of employers’ plan assets in the Company’s 2009 consolidated financial statements.  These required disclosures include: (a) investment policies and strategies; (b) major categories of plan assets; (c) information about valuation techniques and inputs to those techniques, including the fair value hierarchy classifications of the major categories of plan assets; (d) the effects of fair value measurements using significant unobservable inputs on changes in plan assets; and (e) significant concentrations of risk within plan assets. The disclosures did not have a material impact on the Company’s results of operations or financial condition.

On December 31, 2009, the Company implemented certain provisions of FASB ASC 932, “Extractive Activities-Oil and Gas,” as updated by Accounting Standards Update No. 2010-03, “Extractive Activities-Oil and Gas (Topic 932)” (“FASB ASC 932”), which (a) expand the definition of oil- and gas-producing activities; (b) require energy companies to value their proved reserves by averaging the price from the first day of each month from the previous 12 months instead of using a year-end price; and (c) allow for additional drilling locations to be classified as proved undeveloped reserves assuming such locations are supported by reliable technologies. The Company accounted for the FASB ASC 932 changes as a change in accounting principle that is inseparable from a change in accounting estimate and will account for the change prospectively. The Company is not able to disclose the effects resulting from the implementation of these changes on the amount of proved reserves and disclosed quantities because personnel and time constraints made it infeasible for the Company to perform a second internal reserve estimation process under the prior standards on its approximately 4,850 properties.

Accounting Standards Not Yet Implemented

On January 1, 2010, certain provisions of FASB ASC Topic 810, “Consolidation,” became effective and were implemented by the Company in the first quarter of 2010. The new provisions (a) require a qualitative rather than a quantitative approach to determining the primary beneficiary of a variable interest entity (“VIE”); (b) amend certain guidance pertaining to the determination of the primary beneficiary when related parties are involved; (c) amend certain guidance for determining whether an entity is a VIE; and (d) require continuous assessments of whether an enterprise is the primary beneficiary of a VIE. The Company does not expect that this implementation will have a material impact on the Company’s results of operations and financial condition.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements” (“Update 2010-06”). Update 2010-06 requires the Company to (a) provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy; (b) provide a reconciliation of purchases, sales, issuance, and settlements of financial instruments valued with a Level 3 method; and (c) provide fair value measurement disclosures for each class of financial assets and liabilities. The disclosures required by Update 2010-06 are effective for the Company beginning on January 1, 2011. The Company does not expect the implementation of Update 2010-06 once adopted, will have a material impact on the Company’s results of operations or financial condition.

76 SWN

(2) DIVESTITURES AND ASSETS HELD FOR SALE

In the second quarter of 2008, the Company sold certain oil and gas properties, wells and gathering equipment in its Fayetteville Shale play for $518.3 million. Additionally, the Company sold various oil and gas properties in the Gulf Coast and the Permian Basin for approximately $240.0 million in the aggregate. All proceeds from the sales of oil and gas properties were appropriately credited to the full cost pool.

Effective July 1, 2008, the Company sold all of the capital stock of Arkansas Western Gas for $223.5 million (net of expenses related to the sale). In order to receive regulatory approval for the sale and certain related transactions, the Company paid $9.8 million to Arkansas Western Gas for the benefit if its customers. The Company recorded a pre-tax gain on the sale of the utility of $57.3 million in the third quarter of 2008. As a result of the sale of the utility, the Company is no longer engaged in any natural gas distribution operations. The assets and liabilities of Arkansas Western Gas were previously presented as “held for sale” and the consolidated statements of cash flows include $1.1 million and $0.1 million of cash and cash equivalents in the 2008 beginning of the year and the 2007 beginning of the year cash and cash equivalents balances, respectively.

(3) PREPAID EXPENSES

The components of prepaid expenses included in other current assets as of December 31, 2009 and 2008 consisted of the following:

	2009	2008
	(in thousands)

Prepaid drilling costs	$ 53,819	$ 26,827
Prepaid insurance	6,572	4,684
Total	$ 60,391	$ 31,511

(4) NATURAL GAS AND OIL PRODUCING ACTIVITIES (UNAUDITED)

All of the Company’s gas and oil properties are located in the United States.

Net Capitalized Costs

The following table shows the capitalized costs of gas and oil properties and the related accumulated depreciation, depletion and amortization at December 31, 2009 and 2008:

	2009	2008
	(in thousands)

Proved properties	$ 5,792,664	$ 4,295,449
Unproved properties	595,358	540,628

Total capitalized costs	6,388,022	4,836,077
Less: Accumulated depreciation, depletion and amortization	2,916,947	1,548,728
Net capitalized costs	$ 3,471,075	$ 3,287,349

The table below sets forth the composition of net unevaluated costs excluded from amortization as of December 31, 2009.

	2009	2008	2007	Prior	Total
	(in thousands)

Property acquisition costs	$ 72,699	$ 60,577	$ 43,990	$ 59,625	$ 236,891
Exploration and development costs	192,053	51,484	60,327	4,745	308,609
Capitalized interest	7,725	9,810	15,219	17,104	49,858
	$ 272,477	$ 121,871	$ 119,536	$ 81,474	$ 595,358

Of the total net unevaluated costs excluded from amortization at December 31, 2009, approximately $134.5 million is related to unevaluated seismic costs in the Fayetteville Shale play, approximately $104.5 million is related to acquisition of undeveloped properties in the Company’s Fayetteville Shale play and approximately $88.9 million is related to acquisition of undeveloped properties in the Company’s Appalachia properties.  Additionally, the Company has

77 SWN

approximately $161.5 million of unevaluated costs related to costs of wells in progress and $10.3 million of unevaluated costs related to New Ventures.  The remaining costs excluded from amortization are related to properties which are not individually significant and on which the evaluation process has not been completed. The timing and amount of the Fayetteville Shale play property acquisition and seismic costs included in the amortization computation will depend on the location and timing of drilling wells to further develop the play. The timing and amount of costs to be included in future amortization computations related to Appalachia and New Ventures will depend on the results of drilling and other assessments. The Company is, therefore, unable to estimate when these costs will be included in the amortization computation.

Costs Incurred in Natural Gas and Oil Exploration and Development

The table below sets forth capitalized costs incurred in natural gas and oil property acquisition, exploration and development activities:

	2009	2008	2007
	(in thousands, except per Mcfe amounts)

Proved property acquisition costs	$ 4,372	$ —	$ 1,540
Unproved property acquisition costs	115,217	97,645	72,292
Exploration costs	52,178	245,363	527,456
Development costs	1,358,109	1,216,987	769,588
Capitalized costs incurred	1,529,876	1,559,995	1,370,876
Full cost pool amortization per Mcfe	$ 1.51	$ 1.99	$ 2.41

Capitalized interest is included as part of the cost of natural gas and oil properties. The Company capitalized $40.2 million, $34.5 million and $13.8 million during 2009, 2008 and 2007, respectively, based on the Company’s weighted average cost of borrowings used to finance the expenditures.

In addition to capitalized interest, the Company also capitalized internal costs of $112.9 million, $82.4 million and $58.9 million during 2009, 2008 and 2007, respectively. These internal costs were directly related to acquisition, exploration and development activities and are included as part of the cost of natural gas and oil properties.

Results of Operations from Natural Gas and Oil Producing Activities

The table below sets forth the results of operations from natural gas and oil producing activities:

	2009	2008	2007
	(in thousands)

Sales	$ 1,593,231	$ 1,491,302	$ 795,944
Production (lifting) costs	(259,588)	(194,234)	(97,645)
Depreciation, depletion and amortization	(474,014)	(399,159)	(281,910)
Impairment of natural gas and oil properties	(907,812)	—	—
	(48,183)	897,909	416,389
Provision (benefit) for income taxes	(15,650)	342,658	157,584
Results of operations	$ (32,533)	$ 555,251	$ 258,805

The results of operations shown above exclude interest costs and general and administrative expenses and are not necessarily indicative of the contribution made by our natural gas and oil operations to the Company’s consolidated operating results. Income tax expense is calculated by applying the statutory tax rates to the revenues less costs, including depreciation, depletion and amortization, and after giving effect to permanent differences and tax credits.

Natural Gas and Oil Reserve Quantities

The Company engaged the services of Netherland, Sewell & Associates, Inc. (“NSAI”), an independent petroleum engineering firm, to audit the reserves estimated by the Company’s reservoir engineers. In conducting its audit, the engineers and geologists of NSAI studied the Company’s major properties in detail and independently developed reserve estimates.  NSAI’s audit consists primarily of substantive testing, which includes a detailed review of the Company’s major properties and accounted for approximately 88%, 83% and 81% of the present worth of the Company’s total proved reserves at December 31, 2009, 2008 and 2007, respectively. A reserve audit is not the same as a financial audit and a reserve audit is less rigorous in nature than a reserve report prepared by and independent petroleum engineering firm

78 SWN

containing its own estimate of reserves. Reserve estimates are inherently imprecise and the Company’s reserve estimates are generally based upon extrapolation of historical production trends, analogy to similar properties and volumetric calculations. Accordingly, the Company’s estimates are expected to change, and such changes could be material and occur in the near term as future information becomes available.

The following table summarizes the changes in the Company’s proved natural gas and oil reserves for 2009, 2008 and 2007:

	2009		2008		2007
	Gas	Oil	Gas	Oil	Gas	Oil
	(MMcf)	(MBbls)	(MMcf)	(MBbls)	(MMcf)	(MBbls)

Proved reserves, beginning of year	2,175,528	1,507	1,396,856	8,912	978,934	7,898
Revisions of previous estimates	94,930	(346)	100,230	(355)	30,489	81
Extensions, discoveries and other additions	1,683,264	22	919,623	93	498,141	1,585
Production	(299,698)	(124)	(192,265)	(385)	(109,881)	(614)
Acquisition of reserves in place	1,795	—	—	—	204	—
Disposition of reserves in place	(5,516)	—	(48,916)	(6,758)	(1,031)	(38)
Proved reserves, end of year	3,650,303	1,059	2,175,528	1,507	1,396,856	8,912

Proved developed reserves:
Beginning of year	1,336,370	1,352	880,278	7,269	623,870	6,994
End of year	1,972,767	1,028	1,336,370	1,352	880,278	7,269

Proved undeveloped reserves:
Beginning of year	839,158	155	516,578	1,643	355,064	904
End of year	1,677,536	31	839,158	155	516,578	1,643

The Company has no reserves from synthetic gas, synthetic oil or nonrenewable natural resources intended to be upgraded into synthetic gas or oil.

Standardized Measure of Discounted Future Net Cash Flows

The following standardized measures of discounted future net cash flows relating to proved natural gas and oil reserves at December 31, 2009, 2008 and 2007 are calculated after income taxes and discounted using a 10% annual discount rate and do not purport to present the fair market value the Company’s proved gas and oil reserves:

	2009	2008	2007
	(in thousands)

Future cash inflows	$ 12,533,868	$ 11,395,056	$ 9,380,172
Future production costs	(4,488,884)	(3,115,947)	(2,339,465)
Future development costs	(2,367,206)	(1,491,449)	(1,029,501)
Future income tax expense	(1,569,242)	(2,178,756)	(1,699,787)
Future net cash flows	4,108,536	4,608,904	4,311,419
10% annual discount for estimated timing of cash flows	(2,306,718)	(2,499,642)	(2,296,263)
Standardized measure of discounted future net cash flows	$ 1,801,818	$ 2,109,262	$ 2,015,156

Under the standardized measure, future cash inflows were estimated by applying an average price from the first day of each month from the previous 12 months, adjusted for known contractual changes, to the estimated future production of year-end proved reserves. Prices used for the standardized measure above were average market prices of $3.87 per Mcf for gas and $57.65 per barrel for oil in 2009, year-end prices of $5.71 per Mcf for gas and $41.00 per barrel for oil in 2008, and year-end prices of $6.80 per Mcf for gas and $92.50 per barrel for oil in 2007.  Future cash inflows were reduced by estimated future production and development costs based on year-end costs to determine pre-tax cash inflows. Future income taxes were computed by applying the year-end statutory rate, after consideration of permanent differences, to the excess of pre-tax cash inflows over the Company’s tax basis in the associated proved gas and oil properties.

79 SWN

Following is an analysis of changes in the standardized measure during 2009, 2008 and 2007:

	2009	2008	2007
	(in thousands)

Standardized measure, beginning of year	$ 2,109,262	$ 2,015,156	$ 1,042,755
Sales and transfers of gas and oil produced, net of production costs	(1,330,256)	(1,297,068)	(698,299)
Net changes in prices and production costs	(1,321,404)	(325,300)	431,780
Extensions, discoveries, and other additions, net of future production and development costs	978,327	1,400,044	1,027,946
Acquisition of reserves in place	—	—	565
Sales of reserves in place	(4,430)	(246,223)	(3,906)
Revisions of previous quantity estimates	88,261	161,956	59,687
Accretion of discount	302,439	259,163	130,872
Net change in income taxes	413,399	(338,661)	(310,500)
Changes in estimated future development costs	204,005	(1,101)	102,760
Previously estimated development costs incurred during the year	218,625	178,444	134,149
Changes in production rates (timing) and other	143,590	302,852	97,347
Standardized measure, end of year	$ 1,801,818	$ 2,109,262	$ 2,015,156

(5) DERIVATIVES AND RISK MANAGEMENT

The Company is exposed to commodity price risk which impacts the predictability of its cash flows related to the sale of natural gas and oil.  The primary risk managed by the Company’s use of certain derivative financial instruments is commodity price risk.  These derivative financial instruments allow the Company to limit its price exposure to a portion of its projected natural gas sales.  At December 31, 2009 and 2008, the Company’s derivative financial instruments consisted of price swaps, costless-collars and basis swaps. A description of the Company’s derivative financial instruments is provided below:

Fixed price swaps

The Company receives a fixed price for the contract and pays a floating market price to the counterparty.

Floating price swaps

The Company receives a floating market price from the counterparty and pays a fixed price.

Costless-collars

Arrangements that contain a fixed floor price (put) and a fixed ceiling price (call). If the market price exceeds the call strike price or falls below the put strike price, the Company receives the fixed price and pays the market price. If the market price is between the call and the put strike price, no payments are due from either party.

Basis swaps

Matched and unmatched arrangements that guarantee a price differential for natural gas from a specified delivery point. The Company receives a payment from the counterparty if the price differential is greater than the stated terms of the contract and pays the counterparty if the price differential is less than the stated terms of the contract.

GAAP requires that all derivatives be recognized in the balance sheet as either an asset or liability and be measured at fair value. Under GAAP, certain criteria must be satisfied in order for derivative financial instruments to be classified and accounted for as either a cash flow or a fair value hedge.  Accounting for qualifying hedges requires a derivative’s gains and losses to be recorded either in earnings or as a component of other comprehensive income. Gains and losses on derivatives that are not elected for hedge accounting treatment or that do not meet hedge accounting requirements are recorded in earnings.

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

80 SWN

None of the Company’s derivative instruments that were outstanding during 2009 and 2008 contained credit-risk-related contingent features except for a certain derivative instrument which expired in December 2009. The credit-risk-related contingent feature required the posting of cash collateral when a net liability owed to that counterparty exceeded a threshold amount.  The required cash collateral amount was equal to the net liability owed to the counterparty less the threshold amount. No collateral amounts were required or remitted to the counterparty.  The Company has not incurred any credit-related losses associated with its derivative activities and believes that its counterparties will continue to be able to meet their obligations under these transactions.

The balance sheet classification of the assets and liabilities related to derivative financial instruments are summarized below at December 31, 2009 and 2008:

	Derivative Assets
	2009		2008
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
	(in thousands)
Derivatives designated as hedging instruments:
Fixed and floating price swaps	Hedging asset	$ 117,553	Hedging asset	$ 174,985
Costless-collars	Hedging asset	45,516	Hedging asset	165,671
Fixed and floating price swaps	Other Assets	11,756	Other Assets	66,349
Costless-collars	Other Assets	—	Other Assets	26,202

Total derivatives designated as hedging instruments		$ 174,825		$ 433,207

Derivatives not designated as hedging instruments:
Basis swaps	Hedging asset	$ —	Hedging asset	$ 2,664
Basis swaps	Other Assets	—	Other Assets	1,844

Total derivatives not designated as hedging instruments		$ —		$ 4,508

Total derivative assets		$ 174,825		$ 437,715

	Derivative Liabilities
	2009		2008
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
	(in thousands)
Derivatives designated as hedging instruments:
Fixed and floating price swaps	Hedging liability	$ 940	Hedging liability	$ 2,679
Costless-collars	Hedging liability	7,387	Hedging liability	5,670
Fixed and floating price swaps	Long-term hedging liability	1,373	Long-term hedging liability	557
Costless-collars	Long-term hedging liability	—	Long-term hedging liability	5,142

Total derivatives designated as hedging instruments		$ 9,700		$ 14,048

Derivatives not designated as hedging instruments:
Basis swaps	Hedging liability	$ 11,725	Hedging liability	$ 2,550
Basis swaps	Long-term hedging liability	1,684	Long-term hedging liability	235

Total derivatives not designated as hedging instruments		$ 13,409		$ 2,785

Total derivative liabilities		$ 23,109		$ 16,833

81 SWN

Cash Flow Hedges

The reporting of gains and losses on cash flow derivative hedging instruments depends on whether the gains or losses are effective at offsetting changes in the cash flows of the hedged item. The effective portion of the gains and losses on the derivative hedging instruments are recorded in other comprehensive income until recognized in earnings during the period that the hedged transaction takes place. The ineffective portion of the gains and losses from the derivative hedging instrument is recognized in earnings immediately.

As of December 31, 2009, the Company had cash flow hedges on the following volumes of gas production:

Natural Gas (Bcf):

Fixed price swaps:
2010	36.0
2011	30.0

Costless-collars:
2010	30.0

As of December 31, 2009, the Company has recorded a $95.3 million net gain in accumulated other comprehensive income related to its hedging activities. These amounts are net of a deferred income tax liability recorded as of December 31, 2009 of $58.4 million.  The amount recorded in other comprehensive income will be relieved over time and recognized in earnings as the physical transactions being hedged occur. Assuming the market prices of gas futures as of December 31, 2009 remain unchanged, the Company would expect to transfer an aggregate after-tax net gain of approximately $90.1 million from accumulated other comprehensive income to earnings during the next 12 months.  Gains or losses from derivative instruments designated as cash flow hedges are reflected as adjustments to gas sales in the consolidated statements of operations. Gas sales included a realized gain from settled contracts of $610.4 million for the twelve-month period ended December 31, 2009 compared to a realized loss of $73.1 million during the twelve-month period ended December 31, 2008.  Volatility in earnings and other comprehensive income may occur in the future as a result of the Company’s derivative activities.

The following tables summarize the before tax effect of all cash flow hedges on the consolidated statements of operations for the twelve-month periods ended December 31, 2009 and 2008:

Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)
For the twelve months ended December 31,
Derivative Instrument	2009	2008
(in thousands)
Fixed price swaps	$ 234,775	$ 130,937
Costless-collars	$ 121,597	$ 160,713
Matched-basis swaps	$ —	$ 6,135

	Classification of Gain (Loss) Reclassified from Accumulated Other	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings (Effective Portion)
	Comprehensive Income	For the twelve months ended
	into Earnings	December 31,
Derivative Instrument	(Effective Portion)	2009	2008
(in thousands)
Fixed price swaps	Gas Sales	$ 345,839	$ (92,369)
Costless-collars	Gas Sales	$ 264,528	$ 13,002
Matched-basis swaps	Gas Sales	$ —	$ 6,282

82 SWN

Gain (Loss) Recognized in Earnings (Ineffective Portion)
	Classification of Gain (Loss)	For the twelve months ended
	Recognized in Earnings	December 31,
Derivative Instrument	(Ineffective Portion)	2009	2008
(in thousands)
Fixed price swaps	Gas Sales	$ 8,424	$ (1,753)
Costless-collars	Gas Sales	$ 1,437	$ (5,214)

Fair Value Hedges

For fair value hedges, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item are recognized in earnings immediately.  As of December 31, 2009, the Company had no material fair value hedges.

Other Derivative Contracts

Although the Company’s basis swaps meet the objective of managing commodity price risk, these trades are typically not entered into concurrent with the Company’s derivative instruments that qualify as cash flow hedges and therefore do not generally qualify as cash flow or fair value hedges. Basis swap derivative instruments that do not qualify as cash flow hedges are recorded on the balance sheet at their fair values under hedging assets, other assets and hedging liabilities, and all realized and unrealized gains and losses related to these contracts are recognized immediately in the consolidated statements of operations as a component of gas sales. For the twelve-month period ended December 31, 2009, gas sales included an unrealized loss of $15.1 million for non-qualifying basis swaps. For the twelve-month period ended December 31, 2008, gas sales included an unrealized gain of $2.5 million for non-qualifying basis swaps.

As of December 31, 2009, the Company had basis swaps on the following volumes of gas production that did not qualify for hedge treatment:

Natural Gas (Bcf):

Basis Swaps:
2010	46.5
2011	9.0

The following table summarizes the before tax effect of basis swaps that did not qualify for hedge accounting on the consolidated statements of operations for the twelve months ended December 31, 2009 and 2008:

	Income Statement Classification	Unrealized Gain (Loss) Recognized in Earnings		Realized Gain (Loss) Recognized in Earnings
Derivative Instrument	of Gain (Loss)	2009	2008	2009	2008
		(in thousands)

Basis swaps	Gas Sales	$ (15,133)	$ 2,452	$ (9,339)	$ 40,340

83 SWN

(6) FAIR VALUE MEASUREMENTS

The carrying amounts and estimated fair values of the Company’s financial instruments as of December 31, 2009 and December 31, 2008 were as follows:

	2009		2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
(in thousands)

Cash and cash equivalents	$ 13,184	$ 13,184	$ 196,277	$ 196,277
Total debt	$ 998,700	$ 1,031,826	$ 735,400	$ 648,616
Derivative instruments	$ 151,716	$ 151,716	$ 420,882	$ 420,882

At December 31, 2009, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, other current assets and current liabilities on the consolidated balance sheets approximate fair value because of their short term nature. For debt and derivative instruments, the following methods and assumptions were used to estimate fair value:

Debt: The fair values of the Company’s 7.5% Senior Notes due 2018, 7.35% Senior Notes due 2017, 7.125% Senior Notes due 2017 and 7.15% Senior Notes due 2018 were based on the market for the Company’s publicly-traded debt as determined based on the December 31, 2009 yield of the Company’s 7.5% Senior Notes due 2018, which was 6.7%. Borrowings of $324.5 million under the Company’s unsecured revolving credit facility at December 31, 2009 approximate fair value.

Derivative Instruments: The fair value of all derivative instruments is the amount at which the instrument could be exchanged currently between willing parties.  The amounts are based on quoted market prices, best estimates obtained from counterparties and an option pricing model, when necessary, for price option contracts.

Effective January 1, 2008, the Company partially implemented certain provisions of FASB ASC 820, “Fair Value Measurements and Disclosures,” which defines fair value, provides a framework for measuring fair value under GAAP and expands the required disclosures about fair value measurements. Additionally, on January 1, 2008, the Company implemented certain provisions of FASB ASC 825, “Financial Instruments,” which allow an entity the irrevocable option to elect to use fair value as the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company does not plan to elect to use the fair value option for any of its financial instruments that are not currently measured at fair value.

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

Pursuant to GAAP, the Company has classified its derivatives into these levels depending upon the data utilized to determine their fair values. The Company’s fixed-price and floating-price swaps are estimated using internal discounted cash flow calculations using the NYMEX futures index and are designated as Level 2. The fair values of costless-collars and basis swaps are estimated using internal discounted cash flow calculations based upon forward commodity price curves or quotes obtained from counterparties to the derivative agreements and are designated as Level 3.

84 SWN

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

December 31, 2009

Fair Value Measurements Using:
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets	Observable Inputs	Unobservable Inputs	Assets/Liabilities
	(Level 1)	(Level 2)	(Level 3)	at Fair Value
Derivative assets	$ —	$ 129,309	$ 45,516	$ 174,825
Derivative liabilities	—	(2,313)	(20,796)	(23,109)
Total	$ —	$ 126,996	$ 24,720	$ 151,716

December 31, 2008

Fair Value Measurements Using:
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets	Observable Inputs	Unobservable Inputs	Assets/Liabilities
	(Level 1)	(Level 2)	(Level 3)	at Fair Value
Derivative assets	$ —	$ 239,436	$ 198,279	$ 437,715
Derivative liabilities	—	(1,377)	(15,456)	(16,833)
Total	$ —	$ 238,059	$ 182,823	$ 420,882

The table below presents reconciliations for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the twelve-month periods ended December 31, 2009 and December 31, 2008. The fair values of Level 3 derivative instruments are estimated using proprietary valuation models that utilize both market observable and unobservable parameters. Level 3 instruments presented in the table consist of net derivatives valued using pricing models incorporating assumptions that, in the Company’s judgment, reflect the assumptions a marketplace participant would have used at December 31, 2009 and at December 31, 2008.

Total net gains and losses for Level 3 derivatives for the twelve-month periods ended December 31, 2009 and December 31, 2008 are provided below:

	For the twelve months ended December 31,
	2009	2008
	(in thousands)

Balance at beginning of period	$ 182,823	$ 32,767
Total gains or losses (realized/unrealized):
Included in earnings	243,806	58,143
Included in other comprehensive income (loss)	(144,368)	152,778
Purchases, issuances and settlements	(257,541)	(60,865)
Transfers into/out of Level 3	—	—
Balance at end of period	$ 24,720	$ 182,823
Change in unrealized gains (losses) included in earnings relating to derivatives still held as of December 31	$ (13,735)	$ (2,722)

85 SWN

(7) DEBT

The components of debt as of December 31, 2009 and 2008 consisted of the following:

	2009	2008
	(in thousands)
Short-term debt:
7.625% Senior Notes due 2027, putable at the holders’ option in 2009	$ —	$ 60,000
7.15% Senior Notes due 2018	1,200	1,200
Total short-term debt	1,200	61,200

Long-term debt:
Variable rate (1.106% at December 31, 2009) unsecured revolving credit facility, expires February 2012	324,500	—
7.5% Senior Notes due 2018	600,000	600,000
7.35% Senior Notes due 2017	15,000	15,000
7.125% Senior Notes due 2017	25,000	25,000
7.15% Senior Notes due 2018	33,000	34,200
Total long-term debt	997,500	674,200

Total debt	$ 998,700	$ 735,400

The following is a summary of scheduled long-term debt maturities by year as of December 31, 2009 (in thousands):

2010 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . .	$ 1,200
2011 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . .	1,200
2012 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . .	325,700
2013 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . .	1,200
2014 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . .	1,200
Thereafter. . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . .	668,200
$ 998,700

Issuance of Notes and Subsidiary Guarantees

On January 16, 2008, the Company completed an offering of $600 million Senior Notes with a coupon rate of 7.5% (“7.5% Senior Notes”), a maturity in February 2018 and semi-annual interest payments. Upon a “change of control,” as defined in the indenture, holders have the option to require the Company to purchase all or any portion of the notes at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest before the change of control date. Payment obligations with respect to the 7.5% Senior Notes were guaranteed at issuance by the Company’s subsidiaries, SEECO, SEPCO and SES, which guarantees may be unconditionally released in certain circumstances.

As a result of the issuance of the guarantees of the 7.5% Senior Notes, and in order for all of the Company’s senior notes to rank equally, on May 2, 2008, the Company and its subsidiaries, SEECO, SEPCO and SES, entered into supplemental indenture agreements with the trustees under the indentures relating to the Company’s 7.625% Senior Notes, 7.125% Senior Notes, 7.35% Senior Notes and 7.15% Senior Notes, pursuant to which SEECO, SEPCO and SES became guarantors of such notes to the same extent to which such subsidiaries have guaranteed the Company’s 7.5% Senior Notes. All of these guarantees are currently in place. Please refer to Note 16, “Condensed Consolidating Financial Information” in this Form 10-K for additional information.

The indentures governing the Company’s senior notes contain covenants that, among other things, restrict the ability of the Company and/or its subsidiaries’ ability to incur liens, to engage in sale and leaseback transactions and to merge, consolidate or sell assets.

Optional Redemption of Notes

On May 1, 1997, the Company completed an offering of $60.0 million Senior Notes with a coupon rate of 7.625% (“7.625% Senior Notes”), a maturity date of May 1, 2027 and semi-annual interest payments. The 7.625% Senior Notes were putable at the holders’ option on May 1, 2009 and, as a result, were previously classified as short-term debt at December 31, 2008. In the second quarter of 2009, the 7.625% Senior Notes were put to the Company and the Company

86 SWN

paid the note holders $62.1 million in principal and accrued interest with borrowings from the Company’s Credit Facility (as defined below).

Credit Facility

On February 9, 2007, the Company amended its unsecured revolving credit facility (as further amended, the “Credit Facility”) with a syndicate of banks for which JPMorgan Chase Bank acts as the Administrative Agent. The Credit Facility expires in February 2012 and has a borrowing capacity of $1.0 billion, which may be increased to up to $1.25 billion at any time upon the Company’s agreement with its existing or additional lenders. The interest rate on the Credit Facility is calculated based upon the Company’s debt rating and is currently 87.5 basis points over the current London Interbank Offered Rate (“LIBOR”). The weighted average interest rate related to outstanding borrowings under the Credit Facility was 1.106% at December 31, 2009.

The Credit Facility is currently guaranteed by the Company’s subsidiaries, SEECO, SEPCO and SES and requires additional subsidiary guarantors if certain guaranty coverage levels are not satisfied. The Credit Facility also contains covenants which impose certain restrictions on the Company. Under the credit agreement, the Company must keep total debt (as defined in the Credit Facility) at or below 60% of its total capital (as defined in the Credit Facility), must maintain a certain level of stockholders’ equity (as defined in the Credit Facility), and must maintain a ratio of earnings before interest, taxes, depreciation and amortization (as defined in the Credit Facility) to interest expense of 3.5 or above. There are also restrictions on the ability of the Company’s subsidiaries to incur debt. At December 31, 2009, the Company was in compliance with the covenants of its debt agreements. The credit status of the financial institutions participating in the Company’s Credit Facility could adversely impact its ability to borrow funds under the facility. While the Company believes all of the lenders under the Credit Facility have the ability to provide funds, it cannot predict whether each will be able to meet its obligation under the facility.

Interest Payments

Total cash interest payments made by the Company were $56.7 million in 2009, $42.5 million in 2008 and $36.0 million in 2007.

(8) COMMITMENTS AND CONTINGENCIES

Operating Commitments and Contingencies

The E&P and Midstream Services segments have commitments to third parties for demand transportation charges. At December 31, 2009, future payments under non-cancelable demand charges for the E&P and Midstream Services segments are approximately $106.8 million in 2010, $163.4 million in 2011, $195.3 million in 2012, $195.0 million in 2013, $194.5 million in 2014 and $991.9 million thereafter.

Southwestern leases drilling rigs and equipment for its E&P operations under leases that expire on January 1, 2015. The Company’s current aggregate annual payment under the leases is approximately $19.4 million. The lease payments for the drilling rigs and equipment, as well as other operating expenses for the Company’s drilling operations, are capitalized to the full cost pool and are partially offset by billings to third-party working interest owners for their share of rig day-rate charges.

The Company leases compressors, aircraft, office space and equipment under non-cancelable operating leases expiring through 2018.  At December 31, 2009, future minimum payments under these non-cancelable leases accounted for as operating leases are approximately $51.3 million in 2010, $49.3 million in 2011, $47.0 million in 2012, $43.7 million in 2013, $39.8 million in 2014 and $32.2 million thereafter.  The Company also has commitments for compression services related to its Midstream Services and E&P segments. At December 31, 2009, future minimum payments under these non-cancelable agreements are approximately $25.4 million in 2010, $21.9 million in 2011, $14.8 million in 2012, $6.2 million in 2013 and $0.2 million in 2014.

At December 31, 2009, the Company had purchase obligations consisting of outstanding purchase orders under existing agreements for approximately $71.5 million.  Included in this amount is $46.4 million of purchase obligations relating to compression units for the Company’s Midstream Services segment.

87 SWN

Environmental Risk

The Company is subject to laws and regulations relating to the protection of the environment. Environmental and cleanup related costs of a non-capital nature are accrued when it is both probable that a liability has been incurred and when the amount can be reasonably estimated. Management believes any future remediation or other compliance related costs will not have a material effect on the financial position or reported results of operations of the Company.

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

(9) INCOME TAXES

The provision (benefit) for income taxes included the following components:

	2009	2008	2007
	(in thousands)
Federal:
Current	$ (65,309)	$ 122,000	$ —
Deferred	48,308	183,601	120,200
State:
Current	340	—	—
Deferred	298	45,445	15,757
Investment tax credit amortization	—	(47)	(102)
Provision (benefit) for income taxes	$ (16,363)	$ 350,999	$ 135,855

The provision for income taxes was an effective rate of 31.5% in 2009, 38.2% in 2008 and 38.1% in 2007. The following reconciles the provision for income taxes included in the consolidated statements of operations with the provision which would result from application of the statutory federal tax rate to pre-tax financial income:

	2009	2008	2007
	(in thousands)

Expected provision (benefit) at federal statutory rate of 35%	$ (18,205)	$ 321,631	$ 124,960
Increase (decrease) resulting from:
State income taxes, net of federal income tax effect	415	29,539	10,242
Non-deductible expenses	1,497	1,211	1,540
Other	(70)	(1,382)	(887)
Provision (benefit) for income taxes	$ (16,363)	$ 350,999	$ 135,855

88 SWN

The components of the Company’s net deferred tax liability as of December 31, 2009 and 2008 were as follows:

	2009	2008
	(in thousands)
Deferred tax liabilities:
Differences between book and tax basis of property	$ 1,031,879	$ 828,074
Cash flow hedges	56,441	158,789
Other	12,255	11,716
	1,100,575	998,579

Deferred tax assets:
Accrued compensation	12,573	9,325
Alternative minimum tax credit carryforward	59,717	121,526
Stored gas	6,988	6,780
Accrued pension costs	4,356	5,831
Book over tax basis in partnerships	1,695	1,467
Asset retirement obligations	8,516	4,510
Net operating loss carryforward	207,857	—
Other	6,198	4,985
	307,900	154,424
Net deferred tax liability	$ 792,675	$ 844,155

The net deferred tax liability at December 31, 2009 was comprised of net long-term deferred income tax liabilities of $811.9 million, partially offset by a net current deferred income tax asset of $19.2 million.  The net deferred tax liability at December 31, 2008 was comprised of net long-term deferred income tax liabilities of $721.7 million in addition to a net current deferred income tax liability of $122.5 million.  In 2009, the Company paid $0.3 million in state income taxes and received a $41.8 million income tax refund. There were $107.5 million in income tax payments made in 2008 and none in 2007. The Company’s net operating loss carryforward at December 31, 2009 was $627.0 million and has expiration dates of 2027 through 2029. The Company also had an alternative minimum tax credit carryforward of $59.7 million and a statutory depletion carryforward of $12.1 million at December 31, 2009.

Deferred tax assets relating to tax benefits of employee stock option grants have been reduced to reflect exercises in 2009. Some exercises resulted in tax deductions in excess of previously recorded benefits based on the option value at the time of the grant (“windfalls”). Although these additional tax benefits or “windfalls” are reflected in net operating loss carryforwards, pursuant to GAAP, the additional tax benefit associated with the windfall is not recognized until the deduction reduces tax payable. Accordingly, since the tax benefit does not reduce our current taxes payable in 2009 due to net operating loss carryforwards, these “windfall” tax benefits are not reflected in our net operating losses in deferred tax assets for 2009. Windfalls included in net operating loss carryforwards but not reflected in deferred tax assets for 2009 were $85.3 million.

For the three months ended March 31, 2009, the Company recognized an increase of approximately $50.0 million in unrecognized tax benefits related to alternative minimum taxes associated with uncertain tax positions. These unrecognized benefits were subsequently reduced during the three months ended September 30, 2009. As of December 31, 2009, the Company has no unrecognized tax benefits. The income tax years 2006-2008 remain open to examination by the major taxing jurisdictions to which the Company is subject.

89 SWN

(10) ASSET RETIREMENT OBLIGATIONS

The following table summarizes the Company’s 2009 and 2008 activity related to asset retirement obligations:

	2009	2008
	(in thousands)

Asset retirement obligation at January 1	$ 12,907	$ 12,114
Accretion of discount	524	519
Obligations incurred	6,899	2,346
Obligations settled/removed	(810)	(2,744)
Revisions of estimates	3,452	672
Asset retirement obligation at December 31	$ 22,972	$ 12,907

Current liability	854	578
Long-term liability	22,118	12,329
Asset retirement obligation at December 31	$ 22,972	$ 12,907

(11) RETIREMENT AND EMPLOYEE BENEFIT PLANS

401(k) Defined Contribution Plan

The Company has a 401(k) defined contribution plan covering eligible employees. The Company expensed $0.8 million, $1.1 million and $1.1 million of contribution expense in 2009, 2008 and 2007, respectively. Additionally, the Company capitalized $3.3 million, $2.4 million and $1.7 million of contributions in 2009, 2008 and 2007, respectively, directly related to the acquisition, exploration and development activities of the Company’s gas and oil properties or directly related to the construction of the Company’s gathering systems.

Defined Benefit Pension and Other Postretirement Plans

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

The postretirement benefit plan provides contributory health care and life insurance benefits. Employees become eligible for these benefits if they meet age and service requirements. Generally, the benefits paid are a stated percentage of medical expenses reduced by deductibles and other coverages.

Substantially all employees are covered by the Company’s defined benefit pension and postretirement benefit plans. The Company accounts for its defined benefit pension and other postretirement plans by recognizing the funded status of each defined pension benefit plan and other postretirement benefit plan on the Company’s balance sheet. In the event a plan is overfunded, the Company recognizes an asset. Conversely, if a plan is underfunded, the Company recognizes a liability.

As a result of the sale of Arkansas Western Gas on July 1, 2008, the Company transferred pension and other postretirement plan assets and liabilities related to the employees of Arkansas Western Gas to the purchaser.  The Company also incurred a net curtailment and settlement cost of $4.4 million resulting from the transfer of certain pension and other postretirement plan assets and liabilities to the purchaser of Arkansas Western Gas. Accordingly, the net curtailment and settlement cost was included as an offset to the gain recognized on the sale of Arkansas Western Gas.

The amounts in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit cost during the next fiscal year are $0.3 million for prior service costs, $0.7 million net loss and $0.1 million for transition obligation costs.

90 SWN

The following provides a reconciliation of the changes in the plans’ benefit obligations, fair value of assets, and funded status as of December 31, 2009 and 2008:

			Other Postretirement
	Pension Benefits		Benefits
	2009	2008	2009	2008
	(in thousands)
Change in benefit obligations:
Benefit obligation at January 1	$ 47,963	$ 79,393	$ 2,339	$ 4,261
Service cost	5,148	4,883	696	581
Interest cost	2,874	3,808	136	217
Participant contributions	—	—	9	52
Actuarial loss	3,829	2,364	48	787
Benefits paid	(3,078)	(6,874)	(45)	(143)
Plan amendments	—	—	88	178
Curtailments (sale of utility)	—	(5,505)	—	(2,303)
Settlements (sale of utility)	—	(30,106)	—	(1,291)
Benefit obligation at December 31	$ 56,736	$ 47,963	$ 3,271	$ 2,339

			Other Postretirement
	Pension Benefits		Benefits
	2009	2008	2009	2008
	(in thousands)
Change in plan assets:
Fair value of plan assets at January 1	$ 34,866	$ 67,125	$ —	$ 1,911
Actual return/(loss) on plan assets	5,888	(8,222)	—	(11)
Employer contributions	9,013	9,773	36	278
Participant contributions	—	—	9	52
Benefits paid	(3,078)	(6,874)	(45)	(143)
Curtailments and settlements (sale of utility)	—	(26,936)	—	(2,087)
Fair value of plan assets at December 31	$ 46,689	$ 34,866	$ —	$ —
Funded status of plans at December 31	$ (10,047)	$ (13,097)	$ (3,271)	$ (2,339)

The Company uses a December 31 measurement date for all of its plans and had liabilities recorded for the underfunded status for each period as presented above.

The change in accumulated other comprehensive income related to the pension plans was a gain of $0.4 million ($0.2 million after tax) for the year ended December 31, 2009 and a loss of $0.3 million ($0.2 million after tax) for the year ended December 31, 2008. The change in accumulated other comprehensive income related to the other postretirement benefit plan was a loss of less than $0.1 million for the year ended December 31, 2009 and was a gain of $0.4 million ($0.2 million after tax) for the year ended December 31, 2008. Included in accumulated other comprehensive income at December 31, 2009 and 2008 was a $17.8 million loss ($11.0 million net of tax) and an $18.2 million loss ($11.2 million net of tax), respectively, related to the Company’s pension and other postretirement benefit plans.

91 SWN

The pension plans’ projected benefit obligation, accumulated benefit obligation and fair value of plan assets as of December 31, 2009 and 2008 are as follows:

	2009	2008
(in thousands)

Projected benefit obligation	$ 56,736	$ 47,963
Accumulated benefit obligation	$ 52,909	$ 42,901
Fair value of plan assets	$ 46,689	$ 34,866

Pension and other postretirement benefit costs include the following components for 2009, 2008 and 2007:

				Other Postretirement
	Pension Benefits			Benefits
	2009	2008	2007	2009	2008	2007
	(in thousands)

Service cost	$ 5,148	$ 4,883	$ 3,983	$ 696	$ 581	$ 419
Interest cost	2,874	3,808	4,243	136	217	215
Expected return on plan assets	(2,809)	(3,894)	(4,559)	—	(48)	(81)
Amortization of transition obligation	—	—	—	65	76	86
Amortization of prior service cost	334	412	475	14	10	—
Amortization of net loss	846	430	460	7	34	21
Net periodic benefit cost	6,393	5,639	4,602	918	870	660
Curtailment and settlement cost (benefit)(1)	—	4,630	—	—	(216)	—
Total benefit cost	$ 6,393	$ 10,269	$ 4,602	$ 918	$ 654	$ 660

(1) Related to the sale of Arkansas Western Gas and the resulting transfer of certain pension and other postretirement assets and liabilities to the purchaser. Accordingly, the net curtailment and settlement cost was included as an offset to the gain recognized on the sale of Arkansas Western Gas.

Amounts recognized in other comprehensive income for the year ended December 31, 2009 were as follows:

	Pension Benefits	Other Postretirement Benefits
	(in thousands)

Net actuarial loss arising during the year	$ (749)	$ (48)
Amortization of transition obligation	—	65
Amortization of prior service cost	334	14
Amortization of net loss	846	7
Plan amendments	—	(88)
Tax effect	(197)	18
	$ 234	$ (32)

The weighted average assumptions used in the measurement of the Company’s benefit obligations at December 31, 2009 and 2008 are as follows:

			Other Postretirement
	Pension Benefits		Benefits
	2009	2008	2009	2008

Discount rate	5.75%	6.00%	5.75%	6.00%
Rate of compensation increase	4.50%	4.50%	n/a	n/a

92 SWN

The weighted average assumptions used in the measurement of the Company’s net periodic benefit cost for 2009, 2008 and 2007 are as follows:

				Other Postretirement
	Pension Benefits			Benefits
	2009	2008	2007	2009	2008	2007

Discount rate	6.00%	6.00%	6.00%	6.00%	6.00%	6.00%
Expected return on plan assets	7.50%	7.75%	8.00%	n/a	5.00%	5.00%
Rate of compensation increase	4.50%	4.00%	4.00%	n/a	n/a	n/a

The expected return on plan assets for the various benefit plans is based upon a review of the historical returns experienced, combined with the future expected returns based upon the asset allocation strategy employed. The plans seek to achieve an adequate return to fund the obligations in a manner consistent with the federal standards of the Employee Retirement Income Security Act and with a prudent level of diversification.

For measurement purposes, the following trend rates were assumed for 2009 and 2008:

	2009	2008

Health care cost trend assumed for next year	9%	9%
Rate to which the cost trend is assumed to decline	5%	5%
Year that the rate reaches the ultimate trend rate	2029	2028

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
(in thousands)

Effect on the total service and interest cost components	$ 120	$ (101)
Effect on postretirement benefit obligation	$ 425	$ (362)

As a result of the sale of Arkansas Western Gas on July 1, 2008, the Company transferred all other postretirement plan assets to the purchaser.

Pension Payments and Asset Management

In 2009, the Company contributed $9.0 million to its pension plans and less than $0.1 million to its other postretirement benefit plan. The Company expects to contribute $9.6 million to its pension plans and $0.1 million to its other postretirement benefit plan in 2010. No plan assets are expected to be returned to the Company during the next twelve months.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Other Postretirement Benefits
(in thousands)

2010	$ 3,994	$ 83
2011	$ 3,982	$ 83
2012	$ 3,708	$ 122
2013	$ 4,647	$ 195
2014	$ 5,218	$ 280
Years 2015-2019	$ 36,648	$ 2,897

93 SWN

The Company’s overall investment strategy is to provide an adequate pool of assets to support both the long-term growth of plan assets and to ensure adequate liquidity exists for the near-term benefit payment of obligations to participants, retirees and beneficiaries. The Retirement Committee of the Company’s Board of Directors (“Retirement Committee”) administers the Company’s pension plan assets. The Retirement Committee believes long-term investment performance is a function of asset-class mix and restricts the composition of pension plan assets to a combination of cash and cash equivalents, domestic equity markets, international equity markets or investment grade fixed income assets.

The table below presents the allocations targeted by the Retirement Committee and the actual weighted-average asset allocation of the Company’s pension plan at December 31, 2009, by asset category. The asset allocation targets are subject to change and the Retirement Committee allows for its actual allocations to deviate from target as a result of current and anticipated market conditions.  Plan assets are periodically balanced whenever the allocation to any asset class falls outside of the specified range.

	Pension Plan Asset Allocations
Asset category:	Target	Actual
Equity securities:
Large cap growth equity	10%	11%
Large cap value equity	10%	11%
Large cap core equity	14%	14%
Small cap equity	11%	11%
International equity	15%	15%
Fixed income and cash and cash equivalents	40%	38%
Total	100%	100%

Utilizing GAAP’s fair value hierarchy, the Company’s fair value measurement of pension plan assets at December 31, 2009 are as follows:

		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset category:	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Equity securities:
Large cap growth equity (1)	$ 5,119	$ 5,119	$ —	$ —
Large cap value equity (2)	4,974	4,974	—	—
Large cap core equity (3)	6,703	6,703	—	—
Small cap equity (4)	5,267	5,267	—	—
International equity (5)	6,970	6,970	—	—
Fixed income (6)	14,856	14,856	—	—
Cash and cash equivalents	2,800	2,800	—	—
Total	$ 46,689	$ 46,689	$ —	$ —

(1) Mutual fund that seeks to invest in a diversified portfolio of stocks with price appreciation growth opportunities.

(2) Mutual fund that seeks to invest in a diversified portfolio of stocks that will increase in value over the long-term as well as provide current income.

(3) Mutual fund that seeks to replicate the Standards & Poor’s 500 index by investing at least 80% of assets in S&P 500 stocks.

(4) Mutual fund that seeks to invest in a diversified portfolio of stocks with small market capitalizations.

(5) Mutual fund that seeks to invest in a diversified portfolio of stocks and fixed income securities with at least 80% of its investments in securities issued in Europe or the Pacific Basin.

(6) Mutual fund that seeks to invest in a diversified portfolio of bonds with investment grade quality United States (“U.S.”) dollar-denominated securities of U.S. issuers.

The Company’s pension plan assets are classified as Level 1 due to the fact the all of the pension plan’s investments are comprised of either cash or investments in open-ended mutual funds which produce a daily net asset value that is validated with a sufficient level of observable activity to support classification of the fair value measurement as Level 1. No concentration of risk arising within or across categories of plan assets exists due to any significant investments in a single entity, industry, country or investment fund.

94 SWN

(12) EQUITY

Common Stock Purchase Rights

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

On February 24, 2010, the Company's Board of Directors approved, and the Company and Computershare Trust Company, N.A., as rights agent, entered into, an amendment to the Rights Agreement pursuant to which the Final Expiration Date of the Rights (each as defined in the Rights Agreement) was advanced from April 8, 2019 to February 26, 2010.  As a result of the amendment, as of 5:00 p.m. E.S.T. on February 26, 2010, the rights will no longer be outstanding and will not be exercisable.

Treasury Stock

The Company maintains a non-qualified deferred compensation supplemental retirement savings plan for certain key employees whereby participants may elect to defer and contribute a portion of their compensation to a Rabbi Trust, as permitted by the plan. The Company includes the assets and liability of its supplemental retirement savings plan in its consolidated balance sheet. Shares of the Company’s common stock purchased under the non-qualified deferred compensation arrangement are held in the Rabbi Trust and are presented as treasury stock and carried at cost. As of December 31, 2009, 203,830 shares were accounted for as treasury stock, compared to 225,050 shares at December 31, 2008.

 (13) STOCK-BASED COMPENSATION

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

95 SWN

The Company may utilize treasury shares, if available, or authorized but unissued shares when a stock option is exercised or when restricted stock is granted.

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. All options are issued at fair market value at the date of grant and expire seven years from the date of grant for awards under the 2004 Plan and ten years from the date of grant for awards under all other plans. Generally, stock options granted to employees and directors vest ratably over three years from the grant date.  The Company issues shares of restricted stock to employees and directors which generally vest over four years. The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the individual grants with the exception of awards granted to participants who have reached retirement age or will reach retirement age during the vesting period. Restricted stock and stock options granted to participants on or after December 8, 2005 immediately vest upon death, disability or retirement (subject to a minimum of five years of service).

Stock Options

For the years ended December 31, 2009, 2008 and 2007, the Company recorded compensation costs of $5.1 million, $3.6 million and $2.7 million, respectively, in general and administrative expense related to stock options. Additional amounts of $2.1 million, $1.1 million and $0.7 million for the same respective periods were capitalized. The Company also recorded a deferred tax benefit of $1.4 million related to stock options in 2009, compared to deferred tax benefits of $1.2 million in 2008 and $0.6 million in 2007. A total of $13.3 million of unrecognized compensation costs related to stock options not yet vested is expected to be recognized over future periods. That cost is expected to be recognized over a weighted-average period of 2.3 years.

The fair value of stock options is estimated on the date of the grant using a Black-Scholes valuation model that uses the weighted average assumptions noted in the following table.  Expected volatility is based on historical volatility of the Company’s common stock and other factors.  The Company uses historical data on exercise of stock options, post vesting forfeitures and other factors to estimate the expected term of the stock-based payments granted. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

Assumptions	2009	2008	2007
Risk-free interest rate	2.2%	2.0%	3.5%
Expected dividend yield	—	—	—
Expected volatility	61.6%	57.0%	41.3%
Expected term	5 years	5 years	5 years

The following tables summarize stock option activity for the years 2009, 2008 and 2007 and provide information for options outstanding at December 31 of such years. The number of options and exercise prices have been restated, as necessary, to reflect the two-for-one stock split effected on March 25, 2008:

	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
	of Shares	Price	of Shares	Price	of Shares	Price

Options outstanding at January 1	7,396,537	$ 7.44	8,552,874	$ 4.81	11,584,480	$ 3.10
Granted	412,515	39.83	594,870	31.67	406,440	27.12
Exercised	(2,152,819)	2.67	(1,690,446)	2.07	(3,414,046)	1.60
Forfeited or expired	(7,000)	31.21	(60,761)	24.72	(24,000)	10.46
Options outstanding at December 31	5,649,233	$ 11.59	7,396,537	$ 7.44	8,552,874	$ 4.81

96 SWN

	Options Outstanding				Options Exercisable
			Weighted				Weighted
			Average				Average
		Weighted	Remaining	Aggregate		Weighted	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic	Options	Average	Contractual	Intrinsic
Range of	Outstanding at	Exercise	Life	Value	Exercisable at	Exercise	Life	Value
Exercise Prices	December 31, 2009	Price	(Years)	(in thousands)	December 31, 2009	Price	(Years)	(in thousands)

$0.93 - $2.25	2,109,433	$ 1.26	2.1		2,109,433	$ 1.26	2.1
$2.26 - $15.00	1,544,514	3.90	3.3		1,544,514	3.90	3.3
$15.01 - $30.00	1,039,696	22.14	4.0		890,560	21.25	3.8
$30.01 - $45.19	955,590	35.34	6.3		181,570	31.46	5.9
	5,649,233	$ 11.59	3.5	$ 206,826	4,726,077	$ 7.05	3.0	$ 194,484

The weighted-average grant-date fair value of options granted during the years 2009, 2008 and 2007 was $21.35, $15.82 and $11.16, respectively. The total intrinsic value of options exercised during 2009, 2008 and 2007 was $87.6 million, $60.0 million and $69.9 million, respectively. Associated with the exercise of stock options for 2008, the Company recorded a tax benefit of $43.1 million as an increase to additional paid-in capital.

Restricted Stock

For the years ended December 31, 2009, 2008 and 2007, the Company recorded compensation costs of $5.1 million, $4.0 million and $2.7 million, respectively, in general and administrative expense related to restricted stock grants. Additional amounts of $3.8 million, $2.8 million and $1.9 million for the same respective periods were capitalized. The Company also recorded a deferred tax liability of $0.7 million related to restricted stock for the year ended December 31, 2009, compared to deferred tax liabilities of $3.5 million for 2008 and $1.1 million for 2007. As of December 31, 2009, there was $23.3 million of total unrecognized compensation cost related to unvested shares of restricted stock that is expected to be recognized over a weighted-average period of 3.1 years.

The following table summarizes the restricted stock activity for the years 2009, 2008 and 2007 and provides information for restricted stock outstanding at December 31 of such years. The number of shares and the grant date fair values have been restated, as necessary, to reflect the two-for-one stock split effected on March 25, 2008:

	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Grant Date	Number	Grant Date	Number	Grant Date
	of Shares	Fair Value	of Shares	Fair Value	of Shares	Fair Value

Unvested shares at January 1	843,430	$ 27.66	791,030	$ 19.89	957,464	$ 12.65
Granted	319,950	39.03	417,320	33.50	306,430	25.33
Vested	(359,247)	24.37	(299,141)	15.65	(422,978)	8.05
Forfeited	(9,604)	29.47	(65,779)	25.93	(49,886)	14.58
Unvested shares at December 31	794,529	$ 33.70	843,430	$ 27.66	791,030	$ 19.89

The fair values of the grants were $12.5 million for 2009, $14.0 million for 2008 and $7.8 million for 2007. The total fair value of shares vested were $14.9 million for 2009, $9.3 million for 2008 and $11.3 million for 2007.

(14) SEGMENT INFORMATION

The Company’s reportable business segments have been identified based on the differences in products or services provided. Revenues for the E&P segment are derived from the production and sale of natural gas and crude oil. The Midstream Services segment generates revenue through the marketing of both Company and third-party produced gas volumes and through gathering fees associated with the transportation of natural gas to market. The Company’s Natural Gas Distribution segment, which generated revenue from the transportation and sale of natural gas at retail, ceased with the July 1, 2008, sale of the utility.

97 SWN

Summarized financial information for the Company’s reportable segments is shown in the following table. The accounting policies of the segments are the same as those described in Note 1.  Management evaluates the performance of its segments based on operating income, defined as operating revenues less operating costs and expenses. Income before income taxes, for the purpose of reconciling the operating income (loss) amount shown below to consolidated income before income taxes, is the sum of operating income, interest expense, interest and other income (loss), and gain on sale of utility assets. The “Other” column includes items not related to the Company’s reportable segments including real estate and corporate items.

	Exploration			Natural
	And		Midstream	Gas
	Production		Services	Distribution	Other		Total
	(in thousands)
2009
Revenues from external customers	$ 1,582,596		$ 562,944	$ —	$ 239		$ 2,145,779
Intersegment revenues	10,635		1,040,388	—	448		1,051,471
Operating income (loss)	(157,725)		122,620	—	139		(34,966)
Interest and other income(1)	1,406		34	—	9		1,449
Depreciation, depletion and amortization expense	474,014		19,213	—	431		493,658
Impairment of natural gas and oil properties	907,812		—	—	—		907,812
Interest expense(1)	15,237		3,401	—	—		18,638
Provision (benefit) for income taxes(1)	(61,725)		45,303	—	59		(16,363)
Assets	3,904,739	(2)	767,346	—	98,165		4,770,250
Capital investments(3)	1,565,450		214,208	—	29,459		1,809,117

2008
Revenues from external customers	$ 1,434,201		$ 762,153	$ 114,957	$ 241		$ 2,311,552
Intersegment revenues	57,101		1,411,818	2,753	448		1,472,120
Operating income	813,504		62,349	10,733	182		886,768
Interest and other income (loss)(1)	4,531		132	(270)	11		4,404
Gain on sale of utility assets	—		—	—	57,264		57,264
Depreciation, depletion and amortization expense	399,159		11,402	3,431	416		414,408
Interest expense(1)	20,528		6,059	2,317	—		28,904
Provision for income taxes(1)	304,636		21,278	3,095	21,990		350,999
Assets	3,950,013	(2)	519,258	—	290,887	(4)	4,760,158
Capital investments(3)	1,595,828		183,021	3,574	13,745		1,796,168

2007
Revenues from external customers	$ 757,865		$ 323,464	$ 173,802	$ —		$ 1,255,131
Intersegment revenues	38,079		638,530	664	448		677,721
Operating income	358,079		13,236	9,960	191		381,466
Interest and other income (loss)(1)	382		(3)	(601)	3		(219)
Depreciation, depletion and amortization expense	281,910		5,524	6,319	161		293,914
Interest expense(1)	16,926		2,006	4,941	—		23,873
Provision for income taxes(1)	129,315		4,294	1,672	574		135,855
Assets	3,088,219	(2)	274,305	202,111	58,081		3,622,716
Capital investments(3)	1,379,657		107,363	11,375	4,743		1,503,138

(1) Interest and other income (loss), interest expense and the provision (benefit) for income taxes by segment are an allocation of corporate amounts as cash equivalents, debt and income tax expense are incurred at the corporate level.

(2) Includes capital investments for office, technology, drilling rigs and other ancillary equipment not directly related to gas and oil property acquisition, exploration and development activities.

(3) Capital investments include an increase of $12.2 million for 2009, an increase of $36.2 million for 2008 and a reduction of $20.6 million for 2007 related to the change in accrued expenditures between years.

(4) Includes $195.1 million of the remaining cash proceeds generated from the Company’s 2008 asset sales, as described in Note 2.

Included in intersegment revenues of the Midstream Services segment are $0.9 billion, $1.3 billion and $0.6 billion for 2009, 2008 and 2007, respectively, for marketing of the Company’s E&P sales.  Prior to the sale of the utility, intersegment sales by the E&P segment and Midstream Services segment to the Natural Gas Distribution segment were priced in accordance with terms of the existing contracts and market conditions. Corporate assets include cash and cash equivalents, furniture and fixtures, prepaid debt and other costs. Parent company general and administrative costs,

98 SWN

depreciation expense and taxes other than income are allocated to segments. All of the Company’s operations are located within the United States.

(15) QUARTERLY RESULTS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 2009 and 2008:

	1st Quarter		2nd Quarter	3rd Quarter		4th Quarter
	(in thousands, except per share amounts)

	2009

Operating revenues	$ 540,817		$ 477,520	$ 502,949		$ 624,493
Operating income (loss)	(700,492)	(1)	202,227	197,038		266,261
Net income (loss)	(432,852)	(2)	121,058	118,210		157,792
Net income (loss) attributable to Southwestern Energy	(432,830)	(2)	121,100	118,254		157,826
Earnings per share attributable to Southwestern Energy stockholders – Basic	(1.26)	(2)	0.35	0.34		0.46
Earnings per share attributable to Southwestern Energy stockholders – Diluted	(1.26)	(2)	0.35	0.34		0.45

	2008

Operating revenues	$ 524,106		$ 604,370	$ 682,999		$ 500,077
Operating income	187,510		229,286	299,040		170,932
Net income	109,164		136,765	218,365		104,239
Net income attributable to Southwestern Energy	109,029		136,550	218,168	(3)	104,199
Earnings per share attributable to Southwestern Energy stockholders – Basic	0.32		0.40	0.64	(3)	0.30
Earnings per share attributable to Southwestern Energy stockholders – Diluted	0.31		0.39	0.63	(3)	0.30

(1) Includes a non-cash ceiling test impairment of our natural gas and oil properties of $907.8 million, before taxes.

(2) Includes a non-cash ceiling test impairment of our natural gas and oil properties of $558.3 million, net of taxes, or $1.62 per basic and diluted earnings per share.

(3) Includes an after-tax gain on the sale of the Company’s utility segment of $35.4 million, or $0.10 per basic and diluted earnings per share.

(16) CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

99 SWN

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Year ended December 31, 2009:
Operating revenues	$ —	$ 2,071,746	$ 207,672	$ (133,639)	$ 2,145,779
Operating costs and expenses:
Gas purchases	—	483,922	—	(1,086)	482,836
Operating expenses	—	201,964	66,682	(132,105)	136,541
General and administrative expenses	—	109,870	13,196	(448)	122,618
Depreciation, depletion and amortization	—	472,757	20,901	—	493,658
Impairment of natural gas & oil properties	—	907,812	—	—	907,812
Taxes, other than income taxes	—	33,935	3,345	—	37,280
Total operating costs and expenses	—	2,210,260	104,124	(133,639)	2,180,745
Operating income (loss)	—	(138,514)	103,548	—	(34,966)
Other income	—	1,388	61	—	1,449
Equity in earnings of subsidiaries	(35,650)	—	—	35,650	—
Interest expense	—	12,760	5,878	—	18,638
Income (loss) before income taxes	(35,650)	(149,886)	97,731	35,650	(52,155)
Provision (benefit) for income taxes	—	(53,549)	37,186	—	(16,363)
Net income (loss)	(35,650)	(96,337)	60,545	35,650	(35,792)
Less: Net (loss) attributable to noncontrolling interest	—	(142)	—	—	(142)
Net income (loss) attributable to Southwestern Energy	$ (35,650)	$ (96,195)	$ 60,545	$ 35,650	$ (35,650)

Year ended December 31, 2008:
Operating revenues	$ —	$ 2,185,171	$ 241,371	$ (114,990)	$ 2,311,552
Operating costs and expenses:
Gas purchases	—	735,404	79,120	(42,956)	771,568
Operating expenses	—	122,578	56,520	(71,521)	107,577
General and administrative expenses	—	84,437	18,035	(513)	101,959
Depreciation, depletion and amortization	—	397,660	16,748	—	414,408
Taxes, other than income taxes	—	24,556	4,716	—	29,272
Total operating costs and expenses	—	1,364,635	175,139	(114,990)	1,424,784
Operating income	—	820,536	66,232	—	886,768
Other income (loss)	57,264	4,511	(107)	—	61,668
Equity in earnings of subsidiaries	532,572	—	—	(532,572)	—
Interest expense	—	18,259	10,645	—	28,904
Income (loss) before income taxes	589,836	806,788	55,480	(532,572)	919,532
Provision for income taxes	21,890	308,127	20,982	—	350,999
Net income (loss)	567,946	498,661	34,498	(532,572)	568,533
Less: Net income attributable to noncontrolling interest	—	587	—	—	587
Net income (loss) attributable to Southwestern Energy	$ 567,946	$ 498,074	$ 34,498	$ (532,572)	$ 567,946

Year ended December 31, 2007:
Operating revenues	$ —	$ 1,115,656	$ 221,805	$ (82,330)	$ 1,255,131
Operating costs and expenses:
Gas purchases	—	336,876	111,338	(56,433)	391,781
Operating expenses	—	62,569	48,588	(25,331)	85,826
General and administrative expenses	—	57,048	23,787	(566)	80,269
Depreciation, depletion and amortization	—	280,592	13,322	—	293,914
Taxes, other than income taxes	—	17,420	4,455	—	21,875
Total operating costs and expenses	—	754,505	201,490	(82,330)	873,665
Operating income	—	361,151	20,315	—	381,466
Other income (loss)	—	109	(328)	—	(219)
Equity in earnings of subsidiaries	221,174	—	—	(221,174)	—
Interest expense	—	16,766	7,107	—	23,873
Income (loss) before income taxes	221,174	344,494	12,880	(221,174)	357,374
Provision for income taxes	—	130,957	4,898	—	135,855
Net income (loss)	221,174	213,537	7,982	(221,174)	221,519
Less: Net income attributable to noncontrolling interest	—	345	—	—	345
Net income (loss) attributable to Southwestern Energy	$ 221,174	$ 213,192	$ 7,982	$ (221,174)	$ 221,174

100 SWN

CONDENSED CONSOLIDATING BALANCE SHEETS

	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
December 31, 2009:	(in thousands)

ASSETS

Cash and cash equivalents	$ 7,378	$ 5,776	$ 30	$ —	$ 13,184
Accounts receivable	1,158	247,139	14,779	—	263,076
Inventories	—	29,156	853	—	30,009
Other	11,510	204,131	42,591	—	258,232
Total current assets	20,046	486,202	58,253	—	564,501
Intercompany receivables	1,751,398	(1,260,932)	(474,575)	(15,891)	—
Investments	—	10,746	(10,745)	(1)	—
Property and equipment	78,733	6,401,531	673,757	—	7,154,021
Accumulated depreciation, depletion and amortization	(41,658)	(2,919,403)	(65,707)	—	(3,026,768)
Net property and equipment	37,075	3,482,128	608,050	—	4,127,253
Investments in subsidiaries (equity method)	1,625,645	—	—	(1,625,645)	—
Other assets	20,161	20,043	38,292	—	78,496
Total assets	$ 3,454,325	$ 2,738,187	$ 219,275	$ (1,641,537)	$ 4,770,250

LIABILITIES AND EQUITY

Accounts and notes payable	$ 149,485	$ 293,176	$ 24,401	$ (15,892)	$ 451,170
Other current liabilities	2,937	80,462	1,847	—	85,246
Total current liabilities	152,422	373,638	26,248	(15,892)	536,416
Long-term debt	997,500	—	—	—	997,500
Deferred income taxes	(75,222)	796,640	90,484	—	811,902
Other liabilities	38,644	40,265	4,542	—	83,451
Total liabilities	1,113,344	1,210,543	121,274	(15,892)	2,429,269
Commitments and contingencies
Total equity	2,340,981	1,527,644	98,001	(1,625,645)	2,340,981
Total liabilities and equity	$ 3,454,325	$ 2,738,187	$ 219,275	$ (1,641,537)	$ 4,770,250

101 SWN

CONDENSED CONSOLIDATING BALANCE SHEETS (Continued)

	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
December 31, 2008:	(in thousands)

ASSETS

Cash and cash equivalents	$ 195,969	$ —	$ 308	$ —	$ 196,277
Accounts receivable	404	250,687	3,466	—	254,557
Inventories	—	49,579	798	—	50,377
Other	3,835	377,455	762	—	382,052
Total current assets	200,208	677,721	5,334	—	883,263
Intercompany receivables	1,252,573	(896,577)	(347,293)	(8,703)	—
Investments	—	10,309	(10,308)	(1)	—
Property and equipment	57,438	4,844,970	426,506	—	5,328,914
Accumulated depreciation, depletion and amortization	(30,679)	(1,548,927)	(35,701)	—	(1,615,307)
Net property and equipment	26,759	3,296,043	390,805	—	3,713,607
Investments in subsidiaries (equity method)	1,822,057	—	—	(1,822,057)	—
Other assets	19,985	99,547	43,756	—	163,288
Total assets	$ 3,321,582	$ 3,187,043	$ 82,294	$ (1,830,761)	$ 4,760,158

LIABILITIES AND EQUITY

Accounts and notes payable	$ 234,068	$ 325,057	$ 15,184	$ (8,704)	$ 565,605
Other current liabilities	1,894	210,087	2,811	—	214,792
Total current liabilities	235,962	535,144	17,995	(8,704)	780,397
Long-term debt	674,200	—	—	—	674,200
Deferred income taxes	(139,341)	845,593	15,455	—	721,707
Other liabilities	32,798	27,899	5,194	—	65,891
Total liabilities	803,619	1,408,636	38,644	(8,704)	2,242,195
Commitments and contingencies
Total equity	2,517,963	1,778,407	43,650	(1,822,057)	2,517,963
Total liabilities and equity	$ 3,321,582	$ 3,187,043	$ 82,294	$ (1,830,761)	$ 4,760,158

102 SWN

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Parent	Guarantors	Non-Guarantors		Eliminations	Consolidated
	(in thousands)
Year ended December 31, 2009:
Net cash provided by operating activities	$ 58,212	$ 1,198,995	$ 102,169		$ —	$ 1,359,376
Investing activities:
Capital investments	(17,075)	(1,517,990)	(245,100)		—	(1,780,165)
Proceeds from sale of assets	—	763	55		—	818
Other items	10,980	(29,238)	17,001		—	(1,257)
Net cash used in investing activities	(6,095)	(1,546,465)	(228,044)		—	(1,780,604)
Financing activities:
Intercompany activities	(478,843)	353,246	125,597		—	—
Payments on short-term debt	(61,200)	—	—		—	(61,200)
Payments on revolving long-term debt	(1,371,700)	—	—		—	(1,371,700)
Borrowings under revolving long-term debt	1,696,200	—	—		—	1,696,200
Other items	(25,165)	—	—		—	(25,165)
Net cash provided by (used in) financing activities	(240,708)	353,246	125,597		—	238,135
Increase (decrease) in cash and cash equivalents	(188,591)	5,776	(278)		—	(183,093)
Cash and cash equivalents at beginning of year	195,969	—	308		—	196,277
Cash and cash equivalents at end of year	$ 7,378	$ 5,776	$ 30		$ —	$ 13,184

Year ended December 31, 2008:
Net cash provided by (used in) operating activities	$ (106,167)	$ 1,215,962	$ 51,014		$ —	$ 1,160,809
Investing activities:
Capital investments	(8,401)	(1,523,071)	(224,416)		—	(1,755,888)
Proceeds from sale of assets	213,721	700,289	50,021		—	964,031
Other items	6,907	34,310	(41,438)		—	(221)
Net cash provided by (used in) investing activities	212,227	(788,472)	(215,833)		—	(792,078)
Financing activities:
Intercompany activities	263,762	(427,490)	163,728		—	—
Payments on short-term debt	(1,200)	—	—		—	(1,200)
Payments on revolving long-term debt	(1,843,600)	—	—		—	(1,843,600)
Borrowings under revolving long-term debt	1,001,400	—	—		—	1,001,400
Proceeds from issuance of long-term debt	600,000	—	—		—	600,000
Deferred tax benefit – stock options	43,107	—	—		—	43,107
Other items	26,007	—	—		—	26,007
Net cash provided by (used in) financing activities	89,476	(427,490)	163,728		—	(174,286)
Increase (decrease) in cash and cash equivalents	195,536	—	(1,091)		—	194,445
Cash and cash equivalents at beginning of year	433	—	1,399	(1)	—	1,832	(1)
Cash and cash equivalents at end of year	$ 195,969	$ —	$ 308		$ —	$ 196,277

Year ended December 31, 2007:
Net cash provided by operating activities	$ 27,724	$ 573,184	$ 21,827		$ —	$ 622,735
Investing activities:
Capital investments	(6,893)	(1,388,204)	(124,336)		—	(1,519,433)
Proceeds from sale of assets	—	2,725	3,066		—	5,791
Other items	4,883	(4,581)	(157)		—	145
Net cash used in investing activities	(2,010)	(1,390,060)	(121,427)		—	(1,513,497)
Financing activities:
Intercompany activities	(917,475)	816,876	100,599		—	—
Payments on short-term debt	(1,200)	—	—		—	(1,200)
Payments on revolving long-term debt	(916,550)	—	—		—	(916,550)
Borrowings under revolving long-term debt	1,758,750	—	—		—	1,758,750
Other items	8,667	—	—		—	8,667
Net cash provided by (used in) financing activities	(67,808)	816,876	100,599		—	849,667
Increase (decrease) in cash and cash equivalents	(42,094)	—	999		—	(41,095)
Cash and cash equivalents at beginning of year	42,527	—	400	(1)	—	42,927	(1)
Cash and cash equivalents at end of year	$ 433	$ —	$ 1,399	(1)	$ —	$ 1,832	(1)

(1) Cash and cash equivalents at the beginning of 2008 and at the beginning and end of 2007 include amounts classified as “held for sale.”  See Note 2 for additional information.

103 SWN

(17) SUBSEQUENT EVENTS

The Company evaluates subsequent events through the date the financial statements are issued, which for the annual period ended December 31, 2009, is February 25, 2010. No additional subsequent event, other than the amendment to the Rights Agreement discussed in Note 12, requiring disclosure was identified by the Company.

104 SWN

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act).  Our disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, accumulate and communicate information to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and submission within the time periods specified in the SEC’s rules and forms. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those determined to be effective can provide only a level of reasonable assurance with respect to financial statement preparation and presentation. Based on the evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2009.  There were no changes in our internal control over financial reporting during the three months ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting is included on page 65 of this Form 10-K.

ITEM 9B. OTHER INFORMATION

There was no information required to be disclosed in a current report on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2009, that was not reported on such form.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The definitive Proxy Statement to holders of our common stock in connection with the solicitation of proxies to be used in voting at the Annual Meeting of Stockholders to be held on or about May 18, 2010 (“2010 Proxy Statement”), is hereby incorporated by reference for the purpose of providing information about our directors, and for discussion of our audit committee and our audit committee financial expert. We refer you to the sections “Proposal No. 1: Election of Directors” and “Share Ownership of Management, Directors and Nominees” in the 2010 Proxy Statement for information concerning our directors. We refer you to the section “Corporate Governance – Committees of the Board of Directors” in the 2010 Proxy Statement for discussion of our audit committee and our audit committee financial expert.  Information concerning our executive officers is presented in Part I of this Form 10-K. We refer you to the section “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2010 Proxy Statement for information relating to compliance with Section 16(a) of the Exchange Act.

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

ITEM 11. EXECUTIVE COMPENSATION

The 2010 Proxy Statement is hereby incorporated by reference for the purpose of providing information about executive compensation, compensation committee interlocks and insider participation as well as the Compensation Committee Report. We refer you to the sections “Compensation Discussion & Analysis,” “Executive Compensation,” “Outside Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2010 Proxy Statement.

105 SWN

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The 2010 Proxy Statement is hereby incorporated by reference for the purpose of providing information about securities authorized for issuance under our equity compensation plans and security ownership of certain beneficial owners and our management. For information about our equity compensation plans, refer to “Equity Compensation Plans” in our 2010 Proxy Statement. Refer to the sections “Security Ownership of Certain Beneficial Owners” and “Share Ownership of Management, Directors and Nominees” in our 2010 Proxy Statement for information about security ownership of certain beneficial owners and our management and directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The 2010 Proxy Statement is hereby incorporated by reference for the purpose of providing information about certain relationships, related transactions and board independence. Refer to the sections “Transactions with Related Persons,” “Share Ownership of Management, Directors and Nominees,” and “Compensation Discussion and Analysis” for information about transactions with our executive officers, directors or management and to “Corporate Governance – Director Independence” and “ – Committees of the Board of Directors” for information about director independence.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The 2010 Proxy Statement is hereby incorporated by reference for the purpose of providing information about fees paid to the principal accountant and the audit committee’s pre-approval policies and procedures. We refer you to the section “Relationship with Independent Registered Public Accounting Firm” in the 2010 Proxy Statement and to Exhibit A thereto for information concerning fees paid to our principal accountant and the audit committee’s pre-approval policies and procedures and other required information.

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

106 SWN

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHWESTERN ENERGY COMPANY

Dated: February 25, 2010	BY:	/s/ GREG D. KERLEY
Greg D. Kerley
Executive Vice President
And Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 25, 2010.

/s/ HAROLD M. KORELL	Director, Executive Chairman
Harold M. Korell

/s/ STEVEN L. MUELLER	Director, President and Chief Executive Officer
Steven L. Mueller

/s/ GREG D. KERLEY	Executive Vice President and Chief Financial Officer
Greg D. Kerley

/s/ ROBERT C. OWEN	Controller and Chief Accounting Officer
Robert C. Owen

/s/ LEWIS E. EPLEY, JR.	Director
Lewis E. Epley, Jr

/s/ ROBERT L. HOWARD	Director
Robert L. Howard

/s/ VELLO A. KUUSKRAA	Director
Vello A. Kuuskraa

/s/ KENNETH R. MOURTON	Director
Kenneth R. Mourton

/s/ CHARLES E. SCHARLAU	Director
Charles E. Scharlau

107 SWN

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Incorporation of Southwestern Energy Company. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K/A filed August 3, 2006)
3.2*	Amended and Restated Bylaws of Southwestern Energy Company, effective February 24, 2010.
4.1	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K/A filed August 3, 2006)
4.2

Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, dated April 9, 2009. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 9, 2009)

4.3

Indenture, dated as of December 1, 1995 between Southwestern Energy Company and The First National Bank of Chicago, as trustee. (Incorporated by reference to Exhibit 4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-3 (File No. 33-63895) filed on November 17, 1995)

4.4

First Supplemental Indenture between Southwestern Energy Company and J.P. Morgan Trust Company, N.A. (as successor to the First National Bank of Chicago) dated June 30, 2006. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K/A filed August 3, 2006)

4.5

Second Supplemental Indenture by and among Southwestern Energy Company, SEECO, Inc., Southwestern Energy Production Company, Southwestern Energy Services Company and The Bank of New York Trust Company, N.A., as trustee (as successor to J.P. Morgan Trust Company, N.A.), dated as of May 2, 2008. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K/A filed on May 8, 2008)

4.6

Indenture dated June 1, 1998 by and among NOARK Pipeline Finance, L.L.C. and The Bank of New York. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed May 4, 2006)

4.7

First Supplemental Indenture dated May 2, 2006 by and among Southwestern Energy Company, NOARK Pipeline Finance, L.L.C., and UMB Bank, N.A., as trustee (as successor to the Bank of New York). (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed May 4, 2006)

4.8

Second Supplemental Indenture between Southwestern Energy Company and UMB Bank, N.A., as trustee, dated June 30, 2006. (Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K/A filed August 3, 2006)

4.9

Third Supplemental Indenture by and among Southwestern Energy Company, SEECO, Inc., Southwestern Energy Production Company, Southwestern Energy Services Company and UMB Bank, N.A., as trustee, dated as of May 2, 2008. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K/A filed on May 8, 2008)

4.10

Second Amended and Restated Rights Agreement, dated as of April 9, 2009, between Southwestern Energy Company and Computershare Trust Company, N.A., as Rights Agent. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 9, 2009)

4.11

Guaranty dated June 1, 1998 by Southwestern Energy Company in favor of The Bank of New York, as trustee, under the Indenture dated as of June 1, 1998 between NOARK Pipeline Finance L.L.C. and such trustee. (Incorporated by reference to Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K (Commission File No. 1-08246) for the year ended December 31, 2005)

4.12

Second Amended and Restated Credit Agreement dated February 9, 2007 among Southwestern Energy Company, JPMorgan Chase Bank, NA, SunTrust Bank, The Royal Bank of Scotland PLC, Royal Bank of Canada, Bank of America, N.A., and the other lenders named therein, JPMorgan Chase Bank, NA, as administrative agent, SunTrust Bank as syndication agent. (Incorporated by reference to Exhibit 4.11 to the Registrant’s Annual Report on Form 10-K (Commission File No. 1-08246) for the year ended December 31, 2006)

108 SWN

4.13

First Amendment dated October 12, 2007 to Second Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A., as Administrative Agent, and a lender under the facility, SunTrust Bank as Syndication Agent, Bank of America, N.A., Royal Bank of Canada and Royal Bank of Scotland plc. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 1-08246) for the period ended September 30, 2007)

4.14

Second Amendment to Second Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A., as Administrative Agent, and a lender under the facility, SunTrust Bank as Syndication Agent, Bank of America, N.A., Royal Bank of Canada and Royal Bank of Scotland plc. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 1-08246) for the period ended September 30, 2008)

4.15

Indenture dated January 16, 2008 among Southwestern Energy Company, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 16, 2008)

4.16

Policy on Confidential Voting of Southwestern Energy Company. (Incorporated by reference to the Appendix of the Registrant’s Definitive Proxy Statement (Commission File No. 1-08246) for the 2006 Annual Meeting of Stockholders)

10.1

Form of Second Amended and Restated Indemnity Agreement between Southwestern Energy Company and each Executive Officer and Director of the Registrant. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed August 3, 2006)

10.2

Form of Executive Severance Agreement between Southwestern Energy Company and each of the Executive Officers of Southwestern Energy Company, effective February 17, 1999. (Incorporated by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K (Commission File No. 1-08246) for the year ended December 31, 1998)

10.3

Form of Amendment to Executive Severance Agreement between Southwestern Energy Company and each of the Executive Officers of Southwestern Energy Company. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K (Commission File No. 1-08246) for the year ended December 31, 2008)

10.4

Southwestern Energy Company Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.2(b) to the Registrant’s Annual Report on Form 10-K (Commission File No. 1-08246) for the year ended December 31, 1998)

10.5

Amendment to Southwestern Energy Company Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K (Commission File No. 1-08246) for the year ended December 31, 2008)

10.6*	Second Amendment to Southwestern Energy Company Incentive Compensation Plan.
10.7	Southwestern Energy Company Supplemental Retirement Plan as amended. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 19, 2008)
10.8	Southwestern Energy Company Non-Qualified Retirement Plan as amended. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 19, 2008)
10.9*	Amendment One to the Southwestern Energy Company Non-Qualified Retirement Plan.
10.10

Southwestern Energy Company 2000 Stock Incentive Plan dated February 18, 2000. (Incorporated by reference to the Appendix of the Registrant’s Definitive Proxy Statement (Commission File No. 1-08246) for the 2000 Annual Meeting of Stockholders)

10.11

Southwestern Energy Company 2002 Employee Stock Incentive Plan, effective October 23, 2002.  (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 13, 2005)

109 SWN

10.12

Southwestern Energy Company 2002 Performance Unit Plan, as amended, effective December 31, 2008. (Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K (Commission File No. 1-08246) for the year ended December 31, 2008)

10.13	Southwestern Energy Company 2004 Stock Incentive Plan. (Incorporated by reference to Appendix A to the Registrant’s Proxy Statement dated March 29, 2004)
10.14	Form of Incentive Stock Option Agreement for awards prior to December 8, 2005. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 20, 2004)
10.15	Form of Restricted Stock Agreement for awards prior to December 8, 2005. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 20, 2004)
10.16

Form of Non-Qualified Stock Option Agreement for non-employee directors for awards prior to December 8, 2005. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 20, 2004)

10.17	Form of Incentive Stock Option for awards granted on or after December 8, 2005 (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on December 13, 2005)
10.18	Form of Restricted Stock Agreement for awards granted on or after December 8, 2005 (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on December 13, 2005)
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

10.22*	Guaranty by and between Southwestern Energy Company and Fayetteville Express Pipeline, LLC dated September 30, 2008.
10.23

Amended and Restated Project Services Agreement by and between SEECO, Inc., a wholly-owned subsidiary of Southwestern Energy Company, and Schlumberger Technology Corporation dated February 16, 2009. (Incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K (Commission File No. 1-08246) for the year ended December 31, 2008)

21.1*	List of Subsidiaries.
23.1*	Consent of PricewaterhouseCoopers LLP.
23.2*	Consent of Netherland, Sewell & Associates, Inc.
31.1*	Certification of CEO filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of CFO filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of CEO and CFO furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Reserve Audit Report of Netherland, Sewell & Associates, Inc., dated February 10, 2010.

110 SWN

101.INS*	Interactive Data File Instance Document
101.SCH*	Interactive Data File Schema Document
101.CAL*	Interactive Data File Calculation Linkbase Document
101.LAB*	Interactive Data File Label Linkbase Document
101.PRE*	Interactive Data File Presentation Linkbase Document
101.DEF*	Interactive Data File Definition Linkbase Document

____________

*Filed herewith

111 SWN