Form 10-K/A
period 2010-12-31
SOUTHWESTERN ENERGY CO
filed 2011-03-03
CIK 7332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A (Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Form 10-K for the year ended December 31, 2010 (“Form 10-K”), as filed with the Securities and Exchange Commission on February 25, 2011 is to furnish Exhibit 101 to the Form 10-K which provides certain items from Form 10-K formatted in eXtensible Business Reporting Language (“XBRL”).

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

The contents of the Form 10-K have not otherwise been modified or changed.  This Form 10-K/A speaks as of the original filing date of the Form 10-K and has not been updated to reflect events occurring subsequent to the original filing date.

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
4.2

Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, dated April 9, 2009. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 9, 2009)

4.3

Indenture, dated as of December 1, 1995 between Southwestern Energy Company and The First National Bank of Chicago, as trustee. (Incorporated by reference to Exhibit 4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-3 (File No. 33-63895) filed on November 17, 1995)

4.4

First Supplemental Indenture between Southwestern Energy Company and J.P. Morgan Trust Company, N.A. (as successor to the First National Bank of Chicago) dated June 30, 2006. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K/A filed August 3, 2006)

4.5

Second Supplemental Indenture by and among Southwestern Energy Company, SEECO, Inc., Southwestern Energy Production Company, Southwestern Energy Services Company and The Bank of New York Trust Company, N.A., as trustee (as successor to J.P. Morgan Trust Company, N.A.), dated as of May 2, 2008. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K/A filed on May 8, 2008)

4.6

Indenture dated June 1, 1998 by and among NOARK Pipeline Finance, L.L.C. and The Bank of New York. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed May 4, 2006)

4.7

First Supplemental Indenture dated May 2, 2006 by and among Southwestern Energy Company, NOARK Pipeline Finance, L.L.C., and UMB Bank, N.A., as trustee (as successor to the Bank of New York). (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed May 4, 2006)

4.8

Second Supplemental Indenture between Southwestern Energy Company and UMB Bank, N.A., as trustee, dated June 30, 2006. (Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K/A filed August 3, 2006)

4.9

Third Supplemental Indenture by and among Southwestern Energy Company, SEECO, Inc., Southwestern Energy Production Company, Southwestern Energy Services Company and UMB Bank, N.A., as trustee, dated as of May 2, 2008. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K/A filed on May 8, 2008)

4.10

Guaranty dated June 1, 1998 by Southwestern Energy Company in favor of The Bank of New York, as trustee, under the Indenture dated as of June 1, 1998 between NOARK Pipeline Finance L.L.C. and such trustee. (Incorporated by reference to Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K (Commission File No. 1-08246) for the year ended December 31, 2005)

4.11

Indenture dated January 16, 2008 among Southwestern Energy Company, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 16, 2008)

4.12

Policy on Confidential Voting of Southwestern Energy Company. (Incorporated by reference to the Appendix of the Registrant’s Definitive Proxy Statement (Commission File No. 1-08246) for the 2006 Annual Meeting of Stockholders)

4.13

Third Amended and Restated Credit Agreement dated February 14, 2011 among Southwestern Energy Company, JPMorgan Chase Bank, NA, Bank of America, N.A., Wells Fargo N.A., The Royal Bank of Scotland PLC, Citigroup, N.A. and the other lenders named therein, JPMorgan Chase Bank, NA, as administrative agent. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 18, 2011)

10.1

Form of Second Amended and Restated Indemnity Agreement between Southwestern Energy Company and each Executive Officer and Director of the Registrant. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed August 3, 2006)

10.2

Form of Executive Severance Agreement between Southwestern Energy Company and each of the Executive Officers of Southwestern Energy Company, effective February 17, 1999. (Incorporated by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K (Commission File No. 1-08246) for the year ended December 31, 1998)

10.3

Form of Amendment to Executive Severance Agreement between Southwestern Energy Company and each of the Executive Officers of Southwestern Energy Company. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K (Commission File No. 1-08246) for the year ended December 31, 2008)

10.4

Southwestern Energy Company Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.2(b) to the Registrant’s Annual Report on Form 10-K (Commission File No. 1-08246) for the year ended December 31, 1998)

10.5

Amendment to Southwestern Energy Company Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K (Commission File No. 1-08246) for the year ended December 31, 2008)

10.6

Second Amendment to Southwestern Energy Company Incentive Compensation Plan (Incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K (Commission File No. 1-08246) for the year ended December 31, 2009)

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

21.1*	List of Subsidiaries.
23.1*	Consent of PricewaterhouseCoopers LLP.
23.2*	Consent of Netherland, Sewell & Associates, Inc.
31.1*	Certification of CEO filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of CFO filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of CEO and CFO furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Reserve Audit Report of Netherland, Sewell & Associates, Inc., dated January 26, 2011.
101.INS**	Interactive Data File Instance Document
101.SCH**	Interactive Data File Schema Document
101.CAL**	Interactive Data File Calculation Linkbase Document

101.LAB**	Interactive Data File Label Linkbase Document
101.PRE**	Interactive Data File Presentation Linkbase Document
101.DEF**	Interactive Data File Definition Linkbase Document

*

Previously filed with Form 10-K filed on February 25, 2011.

**

Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHWESTERN ENERGY COMPANY
Registrant

Dated:	March 2, 2011	/s/ GREG D. KERLEY
Greg D. Kerley
Executive Vice President
and Chief Financial Officer