Form 10-Q
period 2011-03-31
SOUTHWESTERN ENERGY CO
filed 2011-04-28
CIK 7332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2011

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Class		Outstanding as of April 27, 2011
Common Stock, Par Value $0.01		347,900,721

SOUTHWESTERN ENERGY COMPANY

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

3

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

25

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

33

Item 4.

Controls and Procedures

35

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

35

Item 1A.

Risk Factors

36

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

36

Item 3.

Defaults Upon Senior Securities

36

Item 5.

Other Information

36

Item 6.

Exhibits

37

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

We caution you that the forward-looking statements contained in this Form 10-Q are subject to all of the risks and uncertainties, many of which are beyond our control, incident to the exploration for and development, production and sale of natural gas and oil. These risks include, but are not limited to, commodity price volatility, third-party interruption of sales to market, inflation, the risk of failure of exploration programs in areas in which oil or natural gas has not previously been discovered or produced, lack of availability of goods and services, environmental risks, drilling and other operating risks, regulatory changes, the uncertainty inherent in estimating proved natural gas and oil reserves and in projecting future rates of production and timing of development expenditures and the other risks described in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Annual Report on Form 10-K”), and all quarterly reports on Form 10-Q filed subsequently thereto, including this Form 10-Q (“Form 10-Qs”).

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	For the three months ended
	March 31,
	2011	2010
	(in thousands, except share/per share amounts)
Operating Revenues:
Gas sales	$ 467,444	$ 479,411
Gas marketing	171,098	157,673
Oil sales	2,727	3,462
Gas gathering	34,581	25,373
Other	485	2,198
	676,335	668,117
Operating Costs and Expenses:
Gas purchases – midstream services	170,230	157,668
Operating expenses	56,798	36,566
General and administrative expenses	37,117	32,944
Depreciation, depletion and amortization	163,447	139,017
Taxes, other than income taxes	16,092	13,832
	443,684	380,027
Operating Income	232,651	288,090
Interest Expense:
Interest on debt	15,044	13,929
Other interest charges	1,511	439
Interest capitalized	(9,119)	(7,860)
	7,436	6,508
Other Income, Net	374	23

Income Before Income Taxes	225,589	281,605
Provision for Income Taxes:
Current	100	―
Deferred	88,880	109,837
	88,980	109,837
Net income	136,609	171,768
Less: net loss attributable to noncontrolling interest	―	(29)
Net Income Attributable to Southwestern Energy	$ 136,609	$ 171,797

Earnings Per Share:
Net income attributable to Southwestern Energy stockholders - Basic	$ 0.39	$ 0.50
Net income attributable to Southwestern Energy stockholders - Diluted	$ 0.39	$ 0.49

Weighted Average Common Shares Outstanding:
Basic	346,833,906	345,099,247
Diluted	349,697,327	349,397,997

See the accompanying notes which are an integral part of these unaudited condensed consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	March 31,	December 31,
	2011	2010
ASSETS	(in thousands)
Current Assets:
Cash and cash equivalents	$ 17,387	$ 16,055
Accounts receivable	339,590	351,573
Inventories	33,007	35,098
Hedging asset	128,782	130,412
Other	38,379	47,755
Total current assets	557,145	580,893

Property and Equipment:
Natural gas and oil properties, using the full cost method, including $757.6 million in 2011 and $712.1 million in 2010 excluded from amortization	8,212,475	7,749,863
Gathering systems	863,277	817,465
Other	441,236	413,557
Total property and equipment	9,516,988	8,980,885
Less: Accumulated depreciation, depletion and amortization	3,861,053	3,682,688
	5,655,935	5,298,197

Other Assets	127,668	138,373
TOTAL ASSETS	$ 6,340,748	$ 6,017,463
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$ 1,200	$ 1,200
Accounts payable	487,249	473,890
Taxes payable	36,406	50,051
Interest payable	10,141	19,954
Advances from partners	93,305	81,705
Hedging liability	7,583	7,685
Current deferred income taxes	44,093	44,089
Other	15,214	15,409
Total current liabilities	695,191	693,983

Long-Term Debt	1,202,900	1,093,000

Other Liabilities:
Deferred income taxes	1,203,334	1,130,292
Long-term hedging liability	60,651	40,188
Pension and other postretirement liabilities	18,324	15,777
Other long-term liabilities	75,055	79,347
	1,357,364	1,265,604
Commitments and Contingencies

Equity:
Common stock, $0.01 par value; authorized 1,250,000,000 shares; issued 348,033,281 shares in 2011 and 347,733,839 in 2010	3,480	3,477
Additional paid-in capital	870,065	862,423
Retained earnings	2,155,054	2,018,445
Accumulated other comprehensive income	59,442	83,975
Common stock in treasury, 125,077 shares in 2011 and 156,636 in 2010	(2,748)	(3,444)
Total equity	3,085,293	2,964,876
TOTAL LIABILITIES AND EQUITY	$ 6,340,748	$ 6,017,463

See the accompanying notes which are an integral part of these unaudited condensed consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended
	March 31,
	2011	2010
	(in thousands)
Cash Flows From Operating Activities
Net income	$ 136,609	$ 171,768
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	164,667	139,419
Deferred income taxes	88,880	109,837
Unrealized gain on derivatives	(1,080)	(4,487)
Stock-based compensation	2,450	2,297
Other	6	(1,069)
Change in assets and liabilities:
Accounts receivable	11,983	(6,458)
Inventories	8,625	11,230
Accounts payable	(10,347)	(8,078)
Taxes payable	(13,645)	2,006
Interest payable	(9,813)	(9,928)
Advances from partners	11,600	4,414
Other assets and liabilities	6,544	6,628
Net cash provided by operating activities	396,479	417,579

Cash Flows From Investing Activities
Capital investments	(526,139)	(442,122)
Proceeds from sale of property and equipment	11,056	―
Other	(375)	649
Net cash used in investing activities	(515,458)	(441,473)

Cash Flows From Financing Activities
Payments on revolving long-term debt	(782,800)	(621,600)
Borrowings under revolving long-term debt	892,700	641,900
Change in bank drafts outstanding	17,749	4,057
Revolving credit facility costs	(10,103)	―
Proceeds from exercise of common stock options	2,743	253
Net cash provided by financing activities	120,289	24,610

Effect of exchange rate changes on cash	22	―
Increase in cash and cash equivalents	1,332	716
Cash and cash equivalents at beginning of year	16,055	13,184
Cash and cash equivalents at end of period	$ 17,387	$ 13,900

See the accompanying notes which are an integral part of these unaudited condensed consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Southwestern Energy Stockholders
					Accumulated
	Common Stock		Additional		Other	Common
	Shares		Paid-In	Retained	Comprehensive	Stock in
	Issued	Amount	Capital	Earnings	Income	Treasury	Total
	(in thousands)

Balance at December 31, 2010	347,734	$ 3,477	$ 862,423	$ 2,018,445	$ 83,975	$ (3,444)	$ 2,964,876
Comprehensive income:
Net income	—	—	—	136,609	—	—	136,609
Change in derivatives	—	—	—	—	(24,992)	—	(24,992)
Change in pension and other postretirement liabilities	—	—	—	—	197	—	197
Currency translation adjustment	—	—	—	—	262	—	262
Total comprehensive income							112,076

Stock-based compensation	—	—	4,360	—	—	—	4,360
Exercise of stock options	302	3	2,740	—	—	—	2,743
Issuance of restricted stock	5	—	—	—	—	—	—
Cancellation of restricted stock	(8)	—	—	—	—	—	—
Treasury stock – non-qualified plan	—	—	542	—	—	696	1,238

Balance at March 31, 2011	348,033	$ 3,480	$ 870,065	$ 2,155,054	$ 59,442	$ (2,748)	$ 3,085,293

See the accompanying notes which are an integral part of these unaudited condensed consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
	For the three months ended
	March 31,
	2011	2010
	(in thousands)

Net income	$ 136,609	$ 171,768

Change in derivatives:
Reclassification to earnings (1)	(31,658)	(29,301)
Ineffectiveness (2)	(58)	(57)
Change in fair value of derivative instruments (3)	6,724	64,669
Total change in derivatives	(24,992)	35,311

Change in pension and other postretirement liabilities (4)	197	191

Change in currency translation adjustment	262	―

Comprehensive income	112,076	207,270

Less: comprehensive loss attributable to the noncontrolling interest	―	(29)

Comprehensive income attributable to Southwestern Energy	$ 112,076	$ 207,299

(1) Net of ($20.2) and ($20.8) million in taxes for the three months ended March 31, 2011 and 2010, respectively.

(2) Net of less than ($0.1) and ($0.1) million in taxes for the three months ended March 31, 2011 and 2010, respectively.

(3) Net of $4.3 and $46.0 million in taxes for the three months ended March 31, 2011 and 2010, respectively.

(4) Net of $0.1 and $0.1 million in taxes for the three months ended March 31, 2011 and 2010, respectively.

See the accompanying notes which are an integral part of these unaudited condensed consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)

BASIS OF PRESENTATION AND NEW ACCOUNTING STANDARDS

Southwestern Energy Company (including its subsidiaries, collectively, “Southwestern” or the “Company”) is an independent energy company primarily focused on the exploration and production of natural gas. The Company engages in natural gas and oil exploration and production, gas gathering and gas marketing through its subsidiaries. Southwestern’s exploration, development and production (“E&P”) activities are principally focused on the development of an unconventional natural gas play in Arkansas. The Company also is actively engaged in E&P activities in Texas, Pennsylvania and, to a lesser extent, in Oklahoma.  In 2010, the Company commenced an exploration program in New Brunswick, Canada, its first operations outside of the United States.  Southwestern’s gas marketing and gas gathering businesses (“Midstream Services”) are located in the core areas of its E&P operations.

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

The unaudited condensed consolidated financial statements contained in this report include all normal and recurring material adjustments that, in the opinion of management, are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented herein. It is recommended that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Annual Report on Form 10-K”).

The Company’s significant accounting policies, which have been reviewed and approved by the Audit Committee of the Company’s Board of Directors, are summarized in Note 1 in the Notes to the Consolidated Financial Statements included in the Company’s 2010 Annual Report on Form 10-K. The Company evaluates subsequent events through the date the financial statements are issued.

On January 1, 2011, the Company implemented certain provisions of Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements” (“Update 2010-06”).  Update 2010-06 requires entities to provide a reconciliation of purchases, sales, issuance and settlements of anything valued with a Level 3 method, which is used to price the hardest to value instruments. The implementation did not have an impact on the Company’s results of operations, financial position or cash flows.

(2)

PREPAID EXPENSES

The components of prepaid expenses included in other current assets as of March 31, 2011 and December 31, 2010 consisted of the following:

	March 31,	December 31,
	2011	2010
	(in thousands)

Prepaid drilling costs	$ 22,113	$ 21,997
Prepaid insurance	4,955	7,690
Total	$ 27,068	$ 29,687

(3)

INVENTORY

Inventory recorded in current assets includes $5.9 million at March 31, 2011 and $10.0 million at December 31, 2010, for natural gas in underground storage owned by the Company’s E&P segment, and $27.1 million at March 31, 2011 and $25.1 million at December 31, 2010, for tubulars and other equipment used in the E&P segment.

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

Other Assets include $16.6 million at March 31, 2011 and $20.6 million at December 31, 2010 for inventory held by the Midstream Services segment consisting primarily of pipe that will be used to construct gathering systems for the Fayetteville Shale play.

Tubulars and other equipment are carried at the lower of cost or market and are accounted for by a moving weighted average cost method that is applied within specific classes of inventory items. Purchases of inventory are recorded at cost and inventory is relieved at the weighted average cost of items remaining within a specified class.

(4)

NATURAL GAS AND OIL PROPERTIES

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

Using the average quoted price from the first day of each month from the previous 12 months for Henry Hub natural gas of $4.10 per MMBtu and $80.04 per barrel for West Texas Intermediate oil, adjusted for market differentials and the impact of derivatives qualifying as cash flow hedges, the Company’s net book value of its United States natural gas and oil properties did not exceed the ceiling amount and did not result in a ceiling test impairment at March 31, 2011. Cash flow hedges of natural gas production in place increased the ceiling value by approximately $283.1 million at March 31, 2011. Decreases in market prices as well as changes in production rates, levels of reserves, evaluation of costs excluded from amortization, future development costs and production costs could result in future ceiling test impairments.

All of our costs directly associated with the acquisition and evaluation of properties in New Brunswick, Canada relating to our exploration program at March 31, 2011 were unproved and did not exceed the ceiling amount.  If our exploration program in Canada is unsuccessful on all or a portion of these properties, a ceiling test impairment may result in the future.

In March 2011, the Company entered into a definitive purchase and sales agreement for the sale of certain oil and natural gas leases, wells and gathering equipment in the Shelby, San Augustine, and Sabine Counties in East Texas for approximately $85 million. The effective date of the sale is January 1, 2011 and the standard closing adjustments will include natural gas sales proceeds and capital invested in 2011 prior to the closing. The sale includes only the producing rights to the Haynesville and Middle Bossier Shale intervals in approximately 9,700 net acres. The net production from the Haynesville and Middle Bossier Shale intervals in this acreage was approximately 7.3 MMcf per day as of April 15, 2011 and proved net reserves were approximately 25.1 Bcf at December 31, 2010. The transaction is expected to close in the second quarter of 2011.

(5)

EARNINGS PER SHARE

The following table presents the computation of earnings per share for the three months ended March 31, 2011 and 2010:

	For the three months ended
	March 31,
	2011	2010

Net income attributable to Southwestern Energy (in thousands)	$ 136,609	$ 171,797

Number of common shares:
Weighted average outstanding	346,833,906	345,099,247
Issued upon assumed exercise of outstanding stock options	2,700,902	4,014,914
Effect of issuance of nonvested restricted common stock	162,519	283,836
Weighted average and potential dilutive outstanding(1)	349,697,327	349,397,997

Earnings per share:
Net income attributable to Southwestern Energy stockholders – basic	$ 0.39	$ 0.50
Net income attributable to Southwestern Energy stockholders – diluted	$ 0.39	$ 0.49

(1)

Options for 843,324 shares and 4,928 shares of restricted stock were excluded from the calculation for the three months ended March 31, 2011 because they would have had an antidilutive effect. Options for 448,933 shares and 4,698 shares of restricted stock were excluded from the calculation for the three months ended March 31, 2010 because they would have had an antidilutive effect.

(6)

DERIVATIVES AND RISK MANAGEMENT

The Company is exposed to commodity price risk which impacts the predictability of its cash flows related to the sale of natural gas and oil. The primary risk managed by the Company’s use of certain derivative financial instruments is commodity price risk. These derivative financial instruments allow the Company to limit its price exposure to a portion of its projected natural gas sales. At March 31, 2011 and December 31, 2010, the Company’s derivative financial instruments consisted of price swaps, costless-collars and basis swaps. A description of the Company’s derivative financial instruments is provided below:

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

The balance sheet classification of the assets related to derivative financial instruments are summarized below at March 31, 2011 and December 31, 2010:

	Derivative Assets
	March 31, 2011		December 31, 2010
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
	(in thousands)
Derivatives designated as hedging instruments:
Fixed and floating price swaps	Hedging asset	$ 80,143	Hedging asset	$ 81,797
Costless-collars	Hedging asset	48,613	Hedging asset	48,582
Fixed and floating price swaps	Other assets	7,598	Other assets	5,086
Costless-collars	Other assets	52,415	Other assets	72,827
Total derivatives designated as hedging instruments		$ 188,769		$ 208,292

Derivatives not designated as hedging instruments:
Basis swaps	Hedging asset	$ 26	Hedging asset	$ 33
Total derivatives not designated as hedging instruments		$ 26		$ 33

Total derivative assets		$ 188,795		$ 208,325

	Derivative Liabilities
	March 31, 2011		December 31, 2010
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
	(in thousands)
Derivatives designated as hedging instruments:
Fixed and floating price swaps	Hedging liability	$ 2,972	Hedging liability	$ 1,774
Costless-collars	Hedging liability	4,129	Hedging liability	3,903
Fixed and floating price swaps	Long-term hedging liability	49,788	Long-term hedging liability	22,334
Costless-collars	Long-term hedging liability	10,251	Long-term hedging liability	17,854
Total derivatives designated as hedging instruments		$ 67,140		$ 45,865

Derivatives not designated as hedging instruments:
Basis swaps	Hedging liability	$ 482	Hedging liability	$ 2,008
Basis swaps	Long-term hedging liability	612	Long-term hedging liability	―
Total derivatives not designated as hedging instruments		$ 1,094		$ 2,008

Total derivative liabilities		$ 68,234		$ 47,873

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

As of March 31, 2011, the Company had cash flow hedges on the following volumes of natural gas production (in Bcf):

Year:	Fixed price swaps	Costless-collars
2011	97.4	46.8
2012	144.9	80.5
2013	99.5	—

As of March 31, 2011, the Company recorded a net gain in accumulated other comprehensive income related to its hedging activities of $71.5 million. This amount is net of a deferred income tax liability recorded as of March 31, 2011 of $45.7 million. The amount recorded in accumulated other comprehensive income will be relieved over time and recognized in the statement of operations as the physical transactions being hedged occur. Assuming the market prices of natural gas futures as of March 31, 2011 remain unchanged, the Company would expect to transfer an aggregate after-tax net gain of approximately $71.5 million from accumulated other comprehensive income to earnings during the next 12 months. Gains or losses from derivative instruments designated as cash flow hedges are reflected as adjustments to gas sales in the unaudited condensed consolidated statements of operations. Gas sales included a realized gain from settled contracts of $51.9 million for the three-month period ended March 31, 2011 compared to a realized gain of $50.1 million during the three-month period ended March 31, 2010. Volatility in earnings and other comprehensive income may occur in the future as a result of the Company’s derivative activities.

The following tables summarize the before tax effect of all cash flow hedges on the unaudited condensed consolidated financial statements for the three months ended March 31, 2011 and 2010:

Gain Recognized in Other Comprehensive Income (Effective Portion)
For the three months ended
March 31,
Derivative Instrument		2011	2010
(in thousands)
Fixed price swaps		$ 9,069	$ 75,314
Costless-collars		$ 1,954	$ 35,317

	Classification of Gain Reclassified from Accumulated Other	Gain Reclassified from Accumulated Other Comprehensive Income into Earnings (Effective Portion)
	Comprehensive Income	For the three months ended
	into Earnings	March 31,
Derivative Instrument	(Effective Portion)	2011	2010
(in thousands)
Fixed price swaps	Gas Sales	$ 36,801	$ 33,673
Costless-collars	Gas Sales	$ 15,098	$ 16,453

Gain (Loss) Recognized in Earnings (Ineffective Portion)
	Classification of Gain (Loss)	For the three months ended
	Recognized in Earnings	March 31,
Derivative Instrument	(Ineffective Portion)	2011	2010
(in thousands)
Fixed price swaps	Gas Sales	$ (2,067)	$ 473
Costless-collars	Gas Sales	$ 2,161	$ (375)

Fair Value Hedges

For fair value hedges, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item are recognized in earnings immediately.  As of March 31, 2011 and December 31, 2010, the Company had no material fair value hedges.

 Other Derivative Contracts

Although the Company’s basis swaps meet the objective of managing commodity price exposure, these trades are typically not entered into concurrent with the Company’s derivative instruments that qualify as cash flow hedges and therefore do not generally qualify for hedge accounting. Basis swap derivative instruments that do not qualify as cash flow hedges are recorded on the balance sheet at their fair values under hedging assets, other assets and hedging liabilities, as applicable, and all realized and unrealized gains and losses related to these contracts are recognized immediately in the unaudited condensed consolidated statements of operations as a component of gas sales.

As of March 31, 2011, the Company had basis swaps on natural gas production that did not qualify for hedge accounting treatment of 19.3 Bcf, 26.7 Bcf and 19.1 Bcf in 2011, 2012 and 2013, respectively.

The following table summarizes the before tax effect of basis swaps that did not qualify for hedge accounting on the unaudited condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010:

Unrealized Gain (Loss) Recognized in Earnings
	Income Statement	For the three months ended
	Classification	March 31,
Derivative Instrument	of Unrealized Gain (Loss)	2011	2010
(in thousands)
Basis swaps	Gas Sales	$ 906	$ 4,810

Realized Gain (Loss) Recognized in Earnings
	Income Statement	For the three months ended
	Classification	March 31,
Derivative Instrument	of Realized Gain (Loss)	2011	2010
(in thousands)
Basis swaps	Gas Sales	$ (2,256)	$ (4,844)

(7)

FAIR VALUE MEASUREMENTS

The carrying amounts and estimated fair values of the Company’s financial instruments as of March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
(in thousands)

Cash and cash equivalents	$ 17,387	$ 17,387	$ 16,055	$ 16,055
Unsecured revolving credit facility	$ 531,100	$ 531,100	$ 421,200	$ 421,200
Senior notes	$ 673,000	$ 764,354	$ 673,000	$ 761,372
Derivative instruments	$ 120,561	$ 120,561	$ 160,452	$ 160,452

The carrying values of cash and cash equivalents, accounts receivable, accounts payable, other current assets and current liabilities on the condensed consolidated balance sheets approximate fair value because of their short-term nature. For debt and derivative instruments, the following methods and assumptions were used to estimate fair value:

Debt: The fair values of the Company’s senior notes were based on the market for the Company’s publicly-traded debt as determined based on yield of the Company’s 7.5% Senior Notes due 2018, which was 5.1% at March 31, 2011 and 5.2% at December 31, 2010. The carrying values of the borrowings under the Company’s unsecured revolving credit facility at March 31, 2011 and December 31, 2010 approximate fair value.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

March 31, 2011

Fair Value Measurements Using:
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets	Observable Inputs	Unobservable Inputs	Assets (Liabilities)
	(Level 1)	(Level 2)	(Level 3)	at Fair Value
Derivative assets	$ —	$ 87,741	$ 101,054	$ 188,795
Derivative liabilities	—	(52,760)	(15,474)	(68,234)
Total	$ —	$ 34,981	$ 85,580	$ 120,561

December 31, 2010

Fair Value Measurements Using:
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets	Observable Inputs	Unobservable Inputs	Assets (Liabilities)
	(Level 1)	(Level 2)	(Level 3)	at Fair Value
Derivative assets	$ —	$ 86,883	$ 121,442	$ 208,325
Derivative liabilities	—	(24,108)	(23,765)	(47,873)
Total	$ —	$ 62,775	$ 97,677	$ 160,452

The table below presents reconciliations for the change in net fair value of derivative assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three-month periods ended March 31, 2011 and March 31, 2010. The fair values of Level 3 derivative instruments are estimated using proprietary valuation models that utilize both market observable and unobservable parameters. Level 3 instruments presented in the table consist of net derivatives valued using pricing models incorporating assumptions that, in the Company’s judgment, reflect the assumptions a marketplace participant would have used at March 31, 2011.

	For the three months ended
	March 31,
	2011	2010
	(in thousands)

Balance at beginning of period	$ 97,677	$ 24,720
Total gains or losses (realized/unrealized):
Included in earnings	15,910	16,044
Included in other comprehensive income	(15,306)	19,239
Purchases, issuances, and settlements:
Purchases	—	—
Issuances	—	—
Settlements	(12,843)	(11,609)
Transfers into/out of Level 3	142	—
Balance at end of period	$ 85,580	$ 48,394
Change in unrealized gains (losses) included in earnings relating to derivatives still held as of March 31	$ 3,067	$ 4,435

(8)

DEBT

The components of debt as of March 31, 2011 and December 31, 2010 consisted of the following:

	March 31,	December 31,
	2011	2010
	(in thousands)
Short-term debt:
7.15% Senior Notes due 2018	$ 1,200	$ 1,200
Total short-term debt	1,200	1,200

Long-term debt:
Variable rate (2.251% at March 31, 2011 and 0.887% at December 31, 2010) unsecured revolving credit facility, expires February 2016	531,100	421,200
7.5% Senior Notes due 2018	600,000	600,000
7.35% Senior Notes due 2017	15,000	15,000
7.125% Senior Notes due 2017	25,000	25,000
7.15% Senior Notes due 2018	31,800	31,800
Total long-term debt	1,202,900	1,093,000

Total debt	$ 1,204,100	$ 1,094,200

Senior Notes and Subsidiary Guarantees

The indentures governing the Company’s senior notes contain covenants that, among other things, restrict the ability of the Company and/or its subsidiaries’ ability to incur liens, to engage in sale and leaseback transactions and to merge, consolidate or sell assets. All of the Company’s senior notes are currently guaranteed by its subsidiaries, SEECO, Inc. (“SEECO”), Southwestern Energy Production Company (“SEPCO”) and Southwestern Energy Services Company (“SES”). These guarantees may be unconditionally released in certain circumstances.  Please refer to Note 15, “Condensed Consolidating Financial Information”, for additional information.

Credit Facility

In February 2011, the Company amended and restated its unsecured revolving credit facility, increasing the borrowing capacity to $1.5 billion and extending the maturity date to February 2016 (“Credit Facility”).  The amount available under the Credit Facility may be increased to $2.0 billion at any time upon the Company’s agreement with its existing or additional lenders. The interest rate on the amended credit facility is calculated based upon our debt rating and is currently 200 basis points over the current London Interbank Offered Rate (LIBOR) and was 200 basis points over LIBOR at March 31, 2011. The Credit Facility is guaranteed by the Company’s subsidiary, SEECO.  The Credit Facility requires additional subsidiary guarantors if certain guaranty coverage levels are not satisfied.  The revolving credit facility contains covenants which impose certain restrictions on the Company. Under the credit agreement, the

Company may not issue total debt in excess of 60% of its total capital and must maintain a ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) to interest expense of 3.5 or above. The terms of the Credit Facility also include covenants that restrict the ability of the Company and its material subsidiaries to merge, consolidate or sell all or substantially all of their assets, restrict the ability of the Company and its subsidiaries to incur liens and restrict the ability of the Company’s subsidiaries to incur indebtedness.  At March 31, 2011, the Company’s capital structure consisted of 28% debt and 72% equity and it was in compliance with the covenants of its debt agreements.  While the Company believes all of the lenders under the Credit Facility have the ability to provide funds, it cannot predict whether each will be able to meet its obligation under the facility.

(9)

COMMITMENTS AND CONTINGENCIES

Commitments

In the first quarter of 2010, the Company was awarded exclusive licenses by the Province of New Brunswick in Canada to conduct an exploration program covering approximately 2.5 million acres in the province. The licenses require the Company to make certain capital investments in New Brunswick of approximately $47 million Canadian dollars (“CAD”) in the aggregate over a three year period. In order to obtain the licenses, the Company provided promissory notes payable on demand to the Minister of Finance of the Province of New Brunswick with an aggregate principal amount of CAD $44.5 million. The promissory notes secure the Company's capital expenditure obligations under the licenses and are returnable to the Company to the extent the Company performs such obligations. If the Company fails to fully perform, the Minister of Finance may retain a portion of the applicable promissory notes in an amount equal to any deficiency. The Company commenced its Canada exploration program in 2010 and, as of March 31, 2011, no liability has been recognized in connection with the promissory notes.

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

Immediately before the commencement of the trial in November 2010, plaintiffs were permitted, over the Company’s objections, to file a Seventh Amended Petition claiming actual damages of approximately $46 million and also seeking the equitable remedy of disgorgement of all profits for the misappropriation of trade secrets and the breach of fiduciary duty claims. In December 2010, the jury found in favor of the plaintiffs with respect to all of the statutory and common law claims and awarded approximately $11.4 million in compensatory damages. The jury did not, however, award plaintiffs any special, punitive or other damages. In addition, the jury separately determined that SEPCO’s profits for purposes of disgorgement were $381.5 million. This profit determination does not constitute a judgment or an award. The plaintiffs’ entitlement to disgorgement of profits as an equitable remedy will be determined by the judge and it is within the judge’s discretion to award none, some or all the amount of profit to the plaintiffs.  On December 31, 2010, the plaintiff filed a motion to enter the judgment based on the jury’s verdict.  On February 11, 2011, SEPCO filed a motion for a judgment notwithstanding the verdict and a motion to disregard certain findings.  On March 11, 2011, the plaintiff filed an amended motion for judgment and intervenor filed its motion for judgment seeking not only the monetary damages and the profits determined by the jury but also seeking, as a new remedy, a constructive trust for profits from 143 wells as well as future drilling and sales of properties in the prospect areas.  A hearing on the post-verdict motions was held on March 14, 2011.  At the suggestion of the judge, all parties voluntarily agreed to participate in non-binding mediation efforts.  The mediation occurred on April 6, 2011 and was unsuccessful.  The judge was advised of the unsuccessful outcome and the parties are now awaiting the entry of a judgment.

The Company has determined that an adverse outcome in this lawsuit is reasonably possible, but not probable, and as such, has not accrued any amounts with respect to this lawsuit and cannot reasonably estimate the amount of any potential liability based on the Company's understanding and judgment of the facts and merits of this case, including appellate remedies, and the advice of counsel.  The Company’s assessment may change in the future due to occurrence of certain events, such as denied appeals, and such re-assessment could lead to the determination that the potential liability could be material to the Company's results of operations, financial position or cash flows.

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

(10)

INTEREST AND INCOME TAXES

The following table provides interest and income taxes paid for the three-month periods ended March 31, 2011 and 2010:

	For the three months ended
	March 31,
	2011	2010
	(in thousands)

Interest payments	$ 24,857	$ 23,857
Income tax payments	$ 16,000	$ —

(11)

PENSION PLAN AND OTHER POSTRETIREMENT BENEFITS

The Company has defined pension and postretirement benefit plans which cover substantially all of the Company’s employees. Net periodic pension and other postretirement benefit costs include the following components for the three months ended March 31, 2011 and 2010:

	Pension Benefits
	For the three months ended
	March 31,
	2011	2010
	(in thousands)

Service cost	$ 2,331	$ 1,774
Interest cost	917	812
Expected return on plan assets	(1,099)	(876)
Amortization of prior service cost	86	86
Amortization of net loss	214	202
Net periodic benefit cost	$ 2,449	$ 1,998

	Other Postretirement Benefits
	For the three months ended
	March 31,
	2011	2010
	(in thousands)

Service cost	$ 338	$ 272
Interest cost	63	49
Amortization of transition obligation	16	16
Amortization of prior service cost	4	4
Amortization of net loss	3	5
Net periodic benefit cost	$ 424	$ 346

The Company currently expects to contribute $12.1 million to its pension plans and $0.1 million to its postretirement benefit plan in 2011. As of March 31, 2011, there have been no contributions to the pension plans and the postretirement benefit plan.

The Company maintains a non-qualified deferred compensation supplemental retirement savings plan (“Non-Qualified Plan”) for certain key employees who may elect to defer and contribute a portion of their compensation, as permitted by the plan. Shares of the Company’s common stock purchased under the terms of the Non-Qualified Plan are presented as treasury stock and totaled 125,077 shares at March 31, 2011 compared to 156,636 shares at December 31, 2010.

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

(13)

STOCK-BASED COMPENSATION

 The Company recognized the following amounts in employee stock-based compensation costs for the three months ended March 31, 2011 and 2010:

	For the three months ended
	March 31,
	2011	2010
	(in thousands)

Stock-based compensation cost – general and administrative expense	$ 2,450	$ 2,297
Stock-based compensation cost – capitalized	1,910	1,708

As of March 31, 2011, there was $36.8 million of total unrecognized compensation cost related to the Company’s unvested stock option and restricted stock grants. This cost is expected to be recognized over a weighted-average period of 2.6 years.

The following table summarizes stock option activity for the first three months of 2011 and provides information for options outstanding as of March 31, 2011.

		Weighted
		Average
	Number	Exercise
	of Options	Price

Outstanding at December 31, 2010	4,769,122	$ 16.13
Granted	7,100	38.38
Exercised	(301,442)	9.10
Forfeited or expired	(2,910)	36.86
Outstanding at March 31, 2011	4,471,870	$ 16.63
Exercisable at March 31, 2011	3,611,812	$ 11.77

The following table summarizes restricted stock activity for the three months ended March 31, 2011 and provides information for unvested shares as of March 31, 2011.

		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value

Unvested shares at December 31, 2010	834,058	$ 36.24
Granted	1,150	38.10
Vested	(4,537)	33.28
Forfeited	(7,150)	36.56
Unvested shares at March 31, 2011	823,521	$ 36.29

(14)

SEGMENT INFORMATION

The Company’s reportable business segments have been identified based on the differences in products or services provided. Revenues for the E&P segment are derived from the production and sale of natural gas and crude oil. The Midstream Services segment generates revenue through the marketing of both Company and third-party produced natural gas volumes and through gathering fees associated with the transportation of natural gas to market.

Summarized financial information for the Company’s reportable segments is shown in the following table. The accounting policies of the segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of the 2010 Annual Report on Form 10-K. Management evaluates the performance of its segments based on operating income, defined as operating revenues less operating costs and expenses. Income before income taxes, for the purpose of reconciling the operating income amount shown below to consolidated income before income taxes, is the sum of operating income, interest expense and interest and other income (loss). The “Other” column includes items not related to the Company’s reportable segments including real estate and corporate items.

	Exploration
	And		Midstream
	Production		Services	Other		Total
	(in thousands)
Three months ended March 31, 2011:
Revenues from external customers	$ 470,656		$ 205,679	$ —		$ 676,335
Intersegment revenues	5,514		473,589	776		479,879
Operating income	178,283		53,917	451		232,651
Interest and other income(1)	343		29	2		374
Depreciation, depletion and amortization expense	154,810		8,391	246		163,447
Interest expense(1)	2,904		4,532	—		7,436
Provision for income taxes(1)	69,382		19,420	178		88,980
Assets	5,134,657	(2)	1,025,072	181,019	(3)	6,340,748
Capital investments(4)	468,212		45,978	16,339		530,529

Three months ended March 31, 2010:
Revenues from external customers	$ 485,071		$ 183,046	$ —		$ 668,117
Intersegment revenues	6,998		448,597	246		455,841
Operating income	250,431		37,624	35		288,090
Interest and other income (loss)(1)	(45)		68	—		23
Depreciation, depletion and amortization expense	132,707		6,161	149		139,017
Interest expense(1)	2,300		4,208	—		6,508
Provision for income taxes(1)	96,765		13,059	13		109,837
Assets	4,245,617	(2)	772,040	114,577	(3)	5,132,234
Capital investments(4)	411,433		49,266	12,926		473,625

(1)

Interest income, interest expense and the provision for income taxes by segment are allocated as they are incurred at the corporate level.

(2)

Includes capital investments for office, technology, drilling rigs and other ancillary equipment not directly related to natural gas and oil property acquisition, exploration and development activities.

(3)

Other assets represent corporate assets not allocated to segments and assets, including investments in cash equivalents, for non-reportable segments.

(4)

Capital investments include increases of $1.5 million and $27.3 million for the three months ended March 31, 2011 and 2010, respectively, relating to the change in accrued expenditures between periods.

Included in intersegment revenues of the Midstream Services segment are $411.2 million and $405.9 million for the three months ended March 31, 2011 and 2010, respectively, for marketing of the Company’s E&P sales. Corporate assets include cash and cash equivalents, furniture and fixtures, prepaid debt and other costs. Corporate general and administrative costs, depreciation expense and taxes other than income are allocated to the segments. All of the Company’s operations were located within the United States for the three months ended March 31, 2010.  For the three months ended March 31, 2011, capital investments within the E&P segment include $2.4 million related to the Company’s activities in Canada and, at March 31, 2011, assets include $13.7 million related to the Company’s activities in Canada.

(15)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Company is providing condensed consolidating financial information for SEECO, SEPCO and SES, its subsidiaries that are currently guarantors of the Company’s registered public debt, and for its other subsidiaries that are not guarantors of such debt. These wholly owned subsidiary guarantors have jointly and severally, fully and unconditionally guaranteed the Company’s 7.35% Senior Notes and 7.125% Senior Notes. The subsidiary guarantees (i) rank equally in right of payment with all of the existing and future senior debt of the subsidiary guarantors; (ii) rank senior to all of the existing and future subordinated debt of the subsidiary guarantors; (iii) are effectively subordinated to any future secured obligations of the subsidiary guarantors to the extent of the value of the assets securing such obligations; and (iv) are structurally subordinated to all debt and other obligations of the subsidiaries of the guarantors.

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

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Three months ended March 31, 2011:
Operating revenues	$ ―	$ 641,843	$ 93,658	$ (59,166)	$ 676,335
Operating costs and expenses:
Gas purchases – midstream services	―	170,582	―	(352)	170,230
Operating expenses	―	86,852	27,984	(58,038)	56,798
General and administrative expenses	―	32,044	5,849	(776)	37,117
Depreciation, depletion and amortization	―	154,401	9,046	―	163,447
Taxes, other than income taxes	―	13,907	2,185	―	16,092
Total operating costs and expenses	―	457,786	45,064	(59,166)	443,684
Operating income	―	184,057	48,594	―	232,651
Other income, net	―	345	29	―	374
Equity in earnings of subsidiaries	136,609	―	―	(136,609)	―
Interest expense	―	3,645	3,791	―	7,436
Income (loss) before income taxes	136,609	180,757	44,832	(136,609)	225,589
Provision for income taxes	―	71,362	17,618	―	88,980
Net income (loss) attributable to Southwestern Energy	$ 136,609	$ 109,395	$ 27,214	$ (136,609)	$ 136,609

Three months ended March 31, 2010:
Operating revenues	$ ―	$ 642,827	$ 67,322	$ (42,032)	$ 668,117
Operating costs and expenses:
Gas purchases – midstream services	―	158,016	―	(348)	157,668
Operating expenses	―	58,159	19,845	(41,438)	36,566
General and administrative expenses	―	28,125	5,065	(246)	32,944
Depreciation, depletion and amortization	―	132,375	6,642	―	139,017
Taxes, other than income taxes	―	12,589	1,243	―	13,832
Total operating costs and expenses	―	389,264	32,795	(42,032)	380,027
Operating income	―	253,563	34,527	―	288,090
Other income (loss), net	―	(47)	70	―	23
Equity in earnings of subsidiaries	171,797	―	―	(171,797)	―
Interest expense	―	2,874	3,634	―	6,508
Income (loss) before income taxes	171,797	250,642	30,963	(171,797)	281,605
Provision for income taxes	―	97,761	12,076	―	109,837
Net income (loss)	171,797	152,881	18,887	(171,797)	171,768
Less: Net loss attributable to noncontrolling interest	―	(29)	―	―	(29)
Net income (loss) attributable to Southwestern Energy	$ 171,797	$ 152,910	$ 18,887	$ (171,797)	$ 171,797

CONDENSED CONSOLIDATING BALANCE SHEETS
(Unaudited)

	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in thousands)
March 31, 2011:

ASSETS

Cash and cash equivalents	$ 14,743	$ 1,995	$ 649	$ ―	$ 17,387
Accounts receivable	1,334	316,576	21,680	―	339,590
Inventories	―	32,212	795	―	33,007
Other current assets	4,630	161,405	1,126	―	167,161
Total current assets	20,707	512,188	24,250	―	557,145
Intercompany receivables	1,881,013	119	19,887	(1,901,019)	―
Investments	―	11,103	(11,102)	(1)	―
Property and equipment	140,653	8,341,763	1,034,572	―	9,516,988
Less: Accumulated depreciation, depletion and amortization	55,829	3,689,608	115,616	―	3,861,053
	84,824	4,652,155	918,956	―	5,655,935
Investments in subsidiaries (equity method)	2,369,789	―	―	(2,369,789)	―
Other assets	29,064	77,059	21,545	―	127,668
Total assets	$ 4,385,397	$ 5,252,624	$ 973,536	$ (4,270,809)	$ 6,340,748

LIABILITIES AND EQUITY

Accounts and notes payable	$ 145,049	$ 341,874	$ 48,073	$ ―	$ 534,996
Other current liabilities	3,328	154,387	2,480	―	160,195
Total current liabilities	148,377	496,261	50,553	―	695,191
Intercompany payables	―	1,405,551	495,469	(1,901,020)	―
Long-term debt	1,202,900	―	―	―	1,202,900
Deferred income taxes	(98,074)	1,121,179	180,229	―	1,203,334
Other liabilities	46,901	104,239	2,890	―	154,030
Total liabilities	1,300,104	3,127,230	729,141	(1,901,020)	3,255,455
Commitments and contingencies
Total equity	3,085,293	2,125,394	244,395	(2,369,789)	3,085,293
Total liabilities and equity	$ 4,385,397	$ 5,252,624	$ 973,536	$ (4,270,809)	$ 6,340,748

CONDENSED CONSOLIDATING BALANCE SHEETS
(Unaudited)

	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in thousands)
December 31, 2010:

ASSETS

Cash and cash equivalents	$ 8,381	$ 7,631	$ 43	$ ―	$ 16,055
Accounts receivable	382	331,154	20,037	―	351,573
Inventories	―	34,263	835	―	35,098
Other current assets	5,015	171,060	2,092	―	178,167
Total current assets	13,778	544,108	23,007	―	580,893
Intercompany receivables	1,820,857	131	18,724	(1,839,712)	―
Investments	―	11,103	(11,102)	(1)	―
Property and equipment	124,823	7,871,279	984,783	―	8,980,885
Less: Accumulated depreciation, depletion and amortization	52,256	3,526,010	104,422	―	3,682,688
	72,567	4,345,269	880,361	―	5,298,197
Investments in subsidiaries (equity method)	2,253,871	―	―	(2,253,871)	―
Other assets	18,918	92,747	26,708	―	138,373
Total assets	$ 4,179,991	$ 4,993,358	$ 937,698	$ (4,093,584)	$ 6,017,463

LIABILITIES AND EQUITY

Accounts and notes payable	$ 175,476	$ 336,411	$ 33,208	$ ―	$ 545,095
Other current liabilities	3,288	142,839	2,761	―	148,888
Total current liabilities	178,764	479,250	35,969	―	693,983
Intercompany payables	―	1,317,696	522,017	(1,839,713)	―
Long-term debt	1,093,000	―	―	―	1,093,000
Deferred income taxes	(98,206)	1,066,166	162,332	―	1,130,292
Other liabilities	41,557	89,986	3,769	―	135,312
Total liabilities	1,215,115	2,953,098	724,087	(1,839,713)	3,052,587
Commitments and contingencies
Total equity	2,964,876	2,040,260	213,611	(2,253,871)	2,964,876
Total liabilities and equity	$ 4,179,991	$ 4,993,358	$ 937,698	$ (4,093,584)	$ 6,017,463

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)

Three months ended March 31, 2011:
Net cash provided by (used in) operating activities	$ (26,284)	$ 359,234	$ 63,529	$ ―	$ 396,479
Investing activities:
Capital investments	(15,533)	(469,341)	(41,265)	―	(526,139)
Proceeds from sale of property and equipment	―	11,056	―	―	11,056
Other	3,574	(6,100)	2,151	―	(375)
Net cash used in investing activities	(11,959)	(464,385)	(39,114)	―	(515,458)
Financing activities:
Intercompany activities	(75,684)	99,515	(23,831)	―	―
Payments on revolving long-term debt	(782,800)	―	―	―	(782,800)
Borrowings under revolving long-term debt	892,700	―	―	―	892,700
Other items	10,389	―	―	―	10,389
Net cash provided by (used in) financing activities	44,605	99,515	(23,831)	―	120,289
Effect of exchange rate changes on cash	―	―	22	―	22
Increase (decrease) in cash and cash equivalents	6,362	(5,636)	606	―	1,332
Cash and cash equivalents at beginning of year	8,381	7,631	43	―	16,055
Cash and cash equivalents at end of period	$ 14,743	$ 1,995	$ 649	$ ―	$ 17,387

Three months ended March 31, 2010:
Net cash provided by (used in) operating activities	$ (51,556)	$ 388,384	$ 80,751	$ ―	$ 417,579
Investing activities:
Capital investments	(9,874)	(380,221)	(52,027)	―	(442,122)
Other	3,292	(5,902)	3,259	―	649
Net cash used in investing activities	(6,582)	(386,123)	(48,768)	―	(441,473)
Financing activities:
Intercompany activities	39,856	(8,010)	(31,846)	―	―
Payments on revolving long-term debt	(621,600)	―	―	―	(621,600)
Borrowings under revolving long-term debt	641,900	―	―	―	641,900
Other items	4,310	―	―	―	4,310
Net cash provided by (used in) financing activities	64,466	(8,010)	(31,846)	―	24,610
Increase (decrease) in cash and cash equivalents	6,328	(5,749)	137	―	716
Cash and cash equivalents at beginning of year	7,378	5,776	30	―	13,184
Cash and cash equivalents at end of period	$ 13,706	$ 27	$ 167	$ ―	$ 13,900

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following updates information as to Southwestern Energy Company’s financial condition provided in our 2010 Annual Report on Form 10-K and analyzes the changes in the results of operations between the three-month periods ended March 31, 2011 and 2010. For definitions of commonly used natural gas and oil terms used in this Form 10-Q, please refer to the “Glossary of Certain Industry Terms” provided in our 2010 Annual Report on Form 10-K.

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in forward-looking statements for many reasons, including the risks described in the “Cautionary Statement About Forward-Looking Statements” in the forepart of this Form 10-Q, in Item 1A, “Risk Factors” in Part I and elsewhere in our 2010 Annual Report on Form 10-K, and Item 1A, “Risk Factors” in Part II in this Form 10-Q and any other Form 10-Q filed during the fiscal year. You should read the following discussion with our unaudited condensed consolidated financial statements and the related notes included in this Form 10-Q.

OVERVIEW

Background

Southwestern Energy Company is an independent energy company engaged in natural gas and crude oil exploration, development and production (E&P). We are also focused on creating and capturing additional value through our gas gathering and marketing businesses, which we refer to as Midstream Services. We operate principally in two segments: E&P and Midstream Services.

Our primary business is the exploration for and production of natural gas within the United States with our current operations being principally focused on the development of an unconventional gas reservoir located on the Arkansas side of the Arkoma Basin, which we refer to as the Fayetteville Shale play.  We are also actively engaged in exploration and production activities in Texas, Pennsylvania and, to a lesser extent, in Oklahoma.  In 2010, we commenced an exploration program in New Brunswick, Canada, which represents our first operations outside of the United States.

We are focused on providing long-term growth in the net asset value of our business, which we achieve in our E&P business through the drillbit. We derive the vast majority of our operating income and cash flow from the natural gas production of our E&P business and expect this to continue in the future. We expect that growth in our operating income and revenues will primarily depend on natural gas prices and our ability to increase our natural gas production. We expect our natural gas production volumes will continue to increase due to the ongoing development of our Fayetteville Shale play in Arkansas. The price we expect to receive for our natural gas is a critical factor in the capital investments we make in order to develop our properties and increase our production. In recent years, there has been a significant decline in natural gas prices as evidenced by New York Mercantile Exchange (“NYMEX”) natural gas prices ranging from a high of $13.58 per Mcf in 2008 to a low of $2.51 per Mcf in 2009. Natural gas prices fluctuate due to a variety of factors we cannot control or predict. These factors, which include increased supplies of natural gas due to greater exploration and development activities, weather conditions, political and economic events and competition from other energy sources, impact supply and demand for natural gas, which in turn determines the sale prices for our production. In addition to the factors identified above, the prices we realize for our production are affected by our hedging activities as well as locational differences in market prices.

Recent Financial and Operating Results

We reported net income attributable to Southwestern Energy of $136.6 million for the three months ended March 31, 2011, or $0.39 per diluted share, down from $171.8 million, or $0.49 per diluted share, for the comparable period in 2010.

Our natural gas and oil production increased to 115.0 Bcfe for the three months ended March 31, 2011, up 28% from 90.0 Bcfe for the three months ended March 31, 2010. The 25.0 Bcfe increase in our 2011 production was primarily due to a 25.6 Bcf increase in net production from our Fayetteville Shale play and a 2.8 Bcf increase in net production from our Appalachia properties, which more than offset a combined 3.4 Bcfe decrease in net production from our East Texas and Arkoma Basin properties. The average price realized for our natural gas production, including the effects of hedges, decreased approximately 24% to $4.12 per Mcf for the three months ended March 31, 2011, as compared to the same period in 2010.

Our E&P segment reported operating income of $178.3 million for the three months ended March 31, 2011, down from $250.4 million for the three months ended March 31, 2010. This decrease in operating income was due to a $150.0 million decrease in revenues due to lower realized gas prices and a $56.2 million increase in our operating costs and expenses, partially offset by a $136.5 million of increased revenue resulting from higher natural gas production volumes.

Operating income for our Midstream Services segment was $53.9 million for the three months ended March 31, 2011, up from $37.6 million for the three months ended March 31, 2010, due to an increase of $26.0 million in gas gathering revenues and an increase of $2.3 million in the margin generated from our gas marketing activities, which were partially offset by a $12.0 million increase in operating costs and expenses, exclusive of gas purchase costs.

Net cash provided by operating activities decreased 5% to $396.5 million for the three months ended March 31, 2011 compared to $417.6 million for the same period in 2010, due to a decrease in net income adjusted for non-cash expenses primarily resulting from decreased revenues due to lower realized gas prices, partially offset by an increase in changes in working capital. Capital investments were $530.5 million for the three months ended March 31, 2011, of which $468.2 million was invested in our E&P segment compared to $473.6 million for the same period of 2010, of which $411.4 million was invested in our E&P segment.

Recent Developments

Production Guidance Update

As a result of strong performance from our Fayetteville Shale and Marcellus Shale operating areas, we revised our expected gas and oil production range for 2011 to 483 to 491 Bcfe, up from our previous production guidance of 465 to 475 Bcfe. The revised total gas and oil production guidance for 2011 is an increase of approximately 20% over our 2010 gas and oil production (using midpoints). Of the total expected production in 2011, approximately 425 to 435 Bcf is expected to come from the Fayetteville Shale.

Capital Investments Update

Due to our faster drilling times in the Fayetteville Shale than previously budgeted, we increased our capital investments program for 2011to approximately $2.0 billion, up from $1.9 billion.  The increase in capital will result in approximately 30 additional wells drilled in our Fayetteville Shale play.

Sale of Certain East Texas Properties

In March 2011, we entered into a definitive purchase and sales agreement for the sale of certain oil and natural gas leases, wells and gathering equipment in the Shelby, San Augustine, and Sabine Counties in East Texas for approximately $85 million. The effective date of the sale is January 1, 2011 and the standard closing adjustments will include natural gas sales proceeds and capital invested in 2011 prior to the closing. The sale includes only the producing rights to the Haynesville and Middle Bossier Shale intervals in approximately 9,700 net acres. The net production from the Haynesville and Middle Bossier Shale intervals in this acreage was approximately 7.3 MMcf per day as of April 15, 2011 and proved net reserves were approximately 25.1 Bcf at December 31, 2010. The transaction is expected to close in the second quarter of 2011.

RESULTS OF OPERATIONS

The following discussion of our results of operations for our segments is presented before intersegment eliminations. We evaluate our segments as if they were stand alone operations and accordingly discuss their results prior to any intersegment eliminations. Interest expense, income tax expense and stock-based compensation are discussed on a consolidated basis.

Exploration and Production
For the three months ended
March 31,
	2011	2010

Revenues (in thousands)	$ 476,170	$ 492,069
Operating costs and expenses (in thousands)	$ 297,887	$ 241,638
Operating income (in thousands)	$ 178,283	$ 250,431

Gas production (Bcf)	114.9	89.7
Oil production (MBbls)	30	46
Total production (Bcfe)	115.0	90.0

Average gas price per Mcf, including hedges	$ 4.12	$ 5.42
Average gas price per Mcf, excluding hedges	$ 3.68	$ 4.87
Average oil price per Bbl	$ 92.11	$ 75.55

Average unit costs per Mcfe:
Lease operating expenses	$ 0.86	$ 0.78
General & administrative expenses	$ 0.26	$ 0.29
Taxes, other than income taxes	$ 0.12	$ 0.14
Full cost pool amortization	$ 1.31	$ 1.41

Revenues

Revenues for our E&P segment were down $15.9 million, or 3%, for the three months ended March 31, 2011 compared to the same period in 2010. Higher natural gas production volumes in the first quarter of 2011 increased revenues by $136.5 million while lower realized prices for our natural gas production decreased revenue by $150.0 million. We expect our natural gas production volumes to continue to increase due to the development of our Fayetteville Shale play in Arkansas. Natural gas and oil prices are difficult to predict and subject to wide price fluctuations. As of April 27, 2011, we had hedged 161.0 Bcf of our remaining 2011 natural gas production, 225.4 Bcf of our 2012 natural gas production and 125.0 Bcf of our 2013 natural gas production to limit our exposure to price fluctuations. We refer you to Note 6 to the unaudited condensed consolidated financial statements included in this Form 10-Q and to the discussion of “Commodity Prices” provided below for additional information.

Production

For the three months ended March 31, 2011 our natural gas and oil production increased 28% to 115.0 Bcfe, up from 90.0 Bcfe for the same period in 2010, and was produced entirely by our properties in the United States. The 25.0 Bcfe increase in our 2011 production was primarily due to a 25.6 Bcf increase in net production from our Fayetteville Shale play and a 2.8 Bcf increase in net production from our Appalachia properties, which more than offset a combined 3.4 Bcfe decrease in net production from our East Texas and Arkoma Basin properties. Net production from the Fayetteville Shale was 101.1 Bcf for the three months ended March 31, 2011 compared to 75.5 Bcf for the same period in 2010.

Commodity Prices

The average price realized for our natural gas production, including the effects of hedges, decreased approximately 24% to $4.12 per Mcf for the three months ended March 31, 2011, as compared to the same period in 2010. The decrease in the average realized gas price reflects the decrease in average gas prices, excluding hedges, in addition to the decreased effect of our price hedging activities for the first three months of 2011 as compared to the same period in

2010. We periodically enter into various hedging and other financial arrangements with respect to a portion of our projected natural gas and crude oil production in order to ensure certain desired levels of cash flow and to minimize the impact of price fluctuations, including fluctuations in locational basis differentials (we refer you to Item 3 and Note 6 to the unaudited condensed consolidated financial statements included in this Form 10-Q for additional discussion).

Our hedging activities increased the average gas price $0.44 per Mcf for the three months ended March 31, 2011 compared to an increase of $0.55 per Mcf for the same period in 2010. Disregarding the impact of hedges, the average price received for our natural gas production for the three months ended March 31, 2011 of $3.68 per Mcf was approximately $1.19 per Mcf lower than the three months ended March 31, 2010 and $0.43 lower than the average NYMEX settlement price, primarily due to locational basis differentials and transportation costs.  Assuming a NYMEX commodity price of $4.50 per Mcf for 2011, the average price received for our natural gas production is expected to be approximately $0.10 to $0.20 per Mcf below the NYMEX Henry Hub index price, including the impact of our basis hedges. We had protected approximately 56% of our natural gas production for the three months ended March 31, 2011 from the impact of widening basis differentials through our hedging activities and sales arrangements. At March 31, 2011, we had basis protected on approximately 151 Bcf of our remaining 2011 expected natural gas production through financial hedging activities and physical sales arrangements at a basis differential to NYMEX gas prices of approximately ($0.05) per Mcf. Our E&P segment receives a sales price for our natural gas at a discount to average monthly NYMEX settlement prices due to locational basis differentials, while transportation charges and fuel charges also reduce the price received. For 2011, we expect our total gas sales discount to NYMEX to be $0.45 to $0.50 per Mcf.

In addition to the basis hedges discussed above, at April 27, 2011, we had NYMEX fixed price hedges in place on notional volumes of 114.3 Bcf of our remaining 2011 natural gas production at an average price of $5.34 per MMBtu and collars in place on notional volumes of 46.8 Bcf of our remaining 2011 natural gas production at an average floor and ceiling price of $5.09 and $6.50 per MMBtu, respectively.

At April 27, 2011, we had NYMEX fixed price hedges in place on notional volumes of 144.9 Bcf and 125.0 Bcf of our 2012 and 2013 natural gas production, respectively, and we had collars in place on notional volumes of 80.5 Bcf of our 2012 natural gas production.  Additionally, we had basis swaps on 19.3 Bcf for the remainder of 2011, 26.7 Bcf for 2012, and 19.1 for 2013, in order to reduce the effects of widening market differentials on prices we receive.

Operating Income

Operating income from our E&P segment was $178.3 million for the three months ended March 31, 2011, down from operating income of $250.4 million for the same period in 2010. Operating income decreased as the increase in revenue attributable to our 28% increase in production was more than offset by the decrease in revenue attributable to the 24% decline in realized gas prices and the $56.2 million increase in our operating costs and expenses.

Operating Costs and Expenses

Lease operating expenses per Mcfe for our E&P segment were $0.86 for three months ended March 31, 2011 compared to $0.78 for the same period in 2010. The increase in lease operating expenses per unit of production for the three months ended March 31, 2011, as compared to the same period of 2010, is primarily due to increased gathering and water disposal costs related to our Fayetteville Shale operations.

General and administrative expenses per Mcfe decreased 10% to $0.26 for the three months ended March 31, 2011, reflecting the effects of our increased production volumes. In total, general and administrative expenses for our E&P segment were $30.5 million for the three months ended March 31, 2011 compared to $26.3 million for the same period in 2010. Payroll, incentive compensation and other employee-related costs associated with our E&P operations increased by $1.1 million for the three months ended March 31, 2011 compared to the same period in 2010 primarily as a result of the expansion of our E&P operations.

Taxes other than income taxes per Mcfe decreased to $0.12 for the three months ended March 31, 2011 compared to $0.14 for the same period in 2010. Taxes other than income taxes per Mcfe vary from period to period due to changes in severance and ad valorem taxes that result from the mix of our production volumes and fluctuations in commodity prices.

Our full cost pool amortization rate averaged $1.31 per Mcfe for the three months ended March 31, 2011 compared to $1.41 per Mcfe for the same period in 2010. The decline in the average amortization rate for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was primarily the result of the sale of certain East Texas oil and natural gas leases and wells in the second quarter of 2010, as the proceeds from the sale were appropriately credited to the full cost pool, combined with lower acquisition and development costs. The amortization rate is impacted by the timing and amount of reserve additions and the costs associated with those additions, revisions of previous reserve estimates due to both price and well performance, write-downs that result from full cost ceiling tests, proceeds from the sale of properties that reduce the full cost pool and the levels of costs subject to amortization. We cannot predict our future full cost pool amortization rate with accuracy due to the variability of each of the factors discussed above, as well as other factors, including but not limited to the uncertainty of the amount of future reserves attributed to our Fayetteville Shale play.

Unevaluated costs excluded from amortization were $757.6 million at March 31, 2011 compared to $712.1 million at December 31, 2010. The increase in unevaluated costs during the three months ended March 31, 2011 primarily resulted from a $28.8 million increase in our undeveloped leasehold acreage and seismic costs and a $9.4 million increase in our drilling activity in our wells in progress. Unevaluated costs excluded from amortization at March 31, 2011 included $13.1 million related to our properties in Canada, compared to $10.7 million at December 31, 2010.

The timing and amount of production and reserve additions could have a material adverse impact on our per unit costs.

Midstream Services
	For the three months ended
	March 31,
	2011	2010
	(in thousands, except volumes)

Revenues – marketing	$ 586,648	$ 564,988
Revenues – gathering	$ 92,620	$ 66,655
Gas purchases – marketing	$ 579,320	$ 560,003
Operating costs and expenses	$ 46,031	$ 34,016
Operating income	$ 53,917	$ 37,624
Gas volumes marketed (Bcf)	143.0	107.9
Gas volumes gathered (Bcf)	171.5	125.7

Revenues

Revenues from our marketing activities were up 4% to $586.6 million for the three months ended March 31, 2011 compared to the same period in 2010.  The increase in marketing revenues resulted from an increase in the volumes marketed, partially offset by a decrease in the prices received for volumes marketed.  For the three months ended March 31, 2011, the volumes marketed increased 33% and the price received for volumes marketed decreased 22% compared to the same period in 2010. Increases and decreases in marketing revenues due to changes in commodity prices are largely offset by corresponding changes in gas purchase expenses. Of the total volumes marketed, production from our affiliated E&P operated wells accounted for 94% and 97% of the marketed volumes for the three months ended March 31, 2011 and 2010, respectively.

Revenues from our gathering activities were up 39% to $92.6 million for the three months ended March 31, 2011 compared to the same period in 2010.  The increase in gathering revenues resulted primarily from a 36% increase in gas volumes gathered for the three months ended March 31, 2011 compared to the same period in 2010. Substantially all of the increases in gathering revenues for the three months ended March 31, 2011 resulted from increases in volumes gathered related to the Fayetteville Shale play. Gathering volumes, revenues and expenses for this segment are expected to continue to grow as reserves related to our Fayetteville Shale and Marcellus Shale plays are developed and production increases as expected.

Operating Income

Operating income from our Midstream Services segment increased $16.3 million to $53.9 million for the three months ended March 31, 2011 compared to $37.6 million for the same period in 2010. The increase in operating income reflects the substantial increases in gas volumes gathered which primarily resulted from our increased E&P production volumes. The $16.3 million increase in operating income for the three months ended March 31, 2011 was primarily due to an increase of $26.0 million in gathering revenues and an increase of $2.3 million in the margin generated from our gas marketing activities, which were partially offset by a $12.0 million increase in operating costs and expenses, exclusive of gas purchase costs.

The margin generated from gas marketing activities was $7.3 million for the three months ended March 31, 2011 compared to $5.0 million for the three months ended March 31, 2010.  Margins are primarily driven by volumes of gas marketed and may fluctuate depending on the prices paid for commodities and the ultimate disposition of those commodities. We enter into hedging activities from time to time with respect to our gas marketing activities to provide margin protection. We refer you to Item 3, “Quantitative and Qualitative Disclosures about Market Risks” included in this Form 10-Q for additional information.

Interest Expense

Interest expense, net of capitalization, increased to $7.4 million for the three months ended March 31, 2011, compared to $6.5 million same period in 2010.  Interest expense, excluding capitalization, increased due primarily to our increased borrowing level.  We capitalized interest of $9.1 million for the three months ended March 31, 2011 compared to $7.9 million for the same period in 2010.  The increase in capitalized interest was primarily due to the increase in our costs excluded from amortization in our E&P segment.

Income Taxes

Our effective tax rates were 39.4% and 39.0% for the three months ended March 31, 2011 and 2010, respectively. For the three months ended March 31, 2011, we recorded an income tax expense of $89.0 million compared to an income tax expense of $109.8 million for the same period in 2010. We do not expect to pay any current federal income taxes in 2011.

Stock-Based Compensation Expense

We expensed $2.5 million and capitalized $1.9 million for stock-based compensation for the three months ended March 31, 2011 compared to $2.3 million expensed and $1.7 million capitalized for the comparable period in 2010. We refer you to Note 13 in the unaudited condensed consolidated financial statements included in this Form 10-Q for additional discussion of our equity based compensation plans.

New Accounting Standards Implemented in this Report

On January 1, 2011, we implemented certain provisions of Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements” (“Update 2010-06”).  Update 2010-06 requires entities to provide a reconciliation of purchases, sales, issuance and settlements of anything valued with a Level 3 method, which is used to price the hardest to value instruments. The implementation did not have an impact on our results of operations, financial position or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

We depend primarily on internally-generated funds, our Credit Facility and funds accessed through debt and equity markets as our primary sources of liquidity.

For the remainder of 2011, assuming natural gas prices remain at current levels, we expect to draw on a portion of the funds available under our Credit Facility to fund our planned capital investments (discussed below under “Capital Investments”), which are expected to exceed the net cash generated by our operations.  We refer you to Note 8 to the consolidated financial statements included in this Form 10-Q and the section below under “Financing Requirements” for additional discussion of our Credit Facility.

Net cash provided by operating activities decreased 5% to $396.5 million for the three months ended March 31, 2011 compared to $417.6 million for the same period in 2010, due to a decrease in net income adjusted for non-cash expenses primarily resulting from decreased revenues due to lower realized gas prices, partially offset by an increase in changes in working capital. During the three months ended March 31, 2011, requirements for our capital investments were funded primarily from our cash generated by operating activities and borrowings under our Credit Facility. For the three months ended March 31, 2011, cash generated from our operating activities funded 75% of our cash requirements for capital investments and 94% for the three months ended March 31, 2010.

At March 31, 2011 our capital structure consisted of 28% debt and 72% equity. We believe that our operating cash flow and available funds under our Credit Facility will be adequate to meet our capital and operating requirements for 2011. The credit status of the financial institutions participating in our Credit Facility could adversely impact our ability to borrow funds under the Credit Facility. While we believe all of the lenders under the facility have the ability to provide funds, we cannot predict whether each will be able to meet its obligation.

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

Capital Investments

Our capital investments were $530.5 million for the three months ended March 31, 2011 compared to $473.6 million for the same period in 2010. Our E&P segment investments were $468.2 million for the three months ended March 31, 2011 compared to $411.4 million for the same period in 2010. Our E&P segment capitalized internal costs of $37.6 million for the three months ended March 31, 2011 compared to $33.9 million for the comparable period in 2010. These internal costs were directly related to acquisition, exploration and development activities and are included as part of the cost of natural gas and oil properties. The increase in internal costs capitalized is due to the addition of personnel and related costs in our exploration and development segment.

Our capital investments for 2011 are planned to be $2.0 billion, consisting of $1.7 billion for E&P, $225 million for Midstream Services and $60 million for corporate and other purposes. Of the approximate $1.7 billion, we expect to allocate approximately $1.25 billion to our Fayetteville Shale play. Our planned level of capital investments in 2011 is expected to allow us to continue our progress in the Fayetteville Shale and Marcellus Shale programs and explore and develop other existing natural gas and oil properties and generate new drilling prospects. Our 2011 capital investment program is expected to be funded through cash flow from operations and borrowings under our Credit Facility. The planned capital program for 2011 is flexible and can be modified, including downward, if the low natural gas price environment persists for an extended period of time.  We will reevaluate our proposed investments as needed to take into account prevailing market conditions and, if natural gas prices change significantly in 2011, we could change our planned investments.

Financing Requirements

Our total debt outstanding was $1.2 billion at March 31, 2011, compared to $1.1 billion at December 31, 2010.

In February 2011, we amended and restated our unsecured revolving credit facility, increasing the borrowing capacity to $1.5 billion and extending the maturity date to February 2016.  The amount available under the revolving credit facility may be increased to $2.0 billion at any time upon the Company’s agreement with its existing or additional lenders. We had $531.1 million outstanding under our revolving credit facility at March 31, 2011 compared to $421.2 million at December 31, 2010.

The interest rate on our Credit Facility is calculated based upon our public debt rating and is currently 200 basis points over LIBOR. Our publicly traded notes are rated BBB- by Standard and Poor’s and we have a Corporate Family Rating of Ba1 by Moody’s. Any downgrades in our public debt ratings could increase our cost of funds under the Credit Facility.

Our Credit Facility contains covenants which impose certain restrictions on us. Under the Credit Facility, we must keep our total debt at or below 60% of our total capital, and must maintain a ratio of EBITDA to interest expense of 3.5 or above. Our Credit Facility’s financial covenants with respect to capitalization percentages exclude hedging activities, pension and other postretirement liabilities as well as the effects of non-cash entries that result from any full cost ceiling impairments occurring after the date of the agreement. At March 31, 2011, our capital structure under our Credit Facility was 28% debt and 72% equity, which excluded hedging activities, pension and other postretirement liabilities but included the effect of the full cost ceiling impairment that occurred in 2009. We were in compliance with all of the covenants of our Credit Facility at March 31, 2011. Although we do not anticipate any violations of our financial covenants, our ability to comply with those covenants is dependent upon the success of our exploration and development program and upon factors beyond our control, such as the market prices for natural gas and oil.  If we are unable to borrow under our Credit Facility, we may have to decrease our capital investment plans.

At March 31, 2011, our capital structure consisted of 28% debt and 72% equity compared to 27% debt and 73% equity at December 31, 2010. Equity at March 31, 2011 included an accumulated other comprehensive gain of $71.5 million related to our hedging activities and a loss for $12.3 million related to our pension and other postretirement liabilities. The amount recorded in equity for our hedging activities is based on current market values for our hedges at March 31, 2011 and does not necessarily reflect the value that we will receive or pay when the hedges are ultimately settled, nor does it take into account revenues to be received associated with the physical delivery of sales volumes hedged.

Our hedges allow us to ensure a certain level of cash flow to fund our operations.  At April 27, 2011, we had NYMEX commodity price hedges in place on 161.0 Bcf of our remaining targeted 2011 natural gas production, 225.4 Bcf of our expected 2012 natural gas production and 125.0 Bcf of our expected 2013 natural gas production.  The amount of long-term debt we incur will be largely dependent upon commodity prices and our capital investment plans.

Contractual Obligations and Contingent Liabilities and Commitments

We have various contractual obligations in the normal course of our operations and financing activities. There have been no material changes to our contractual obligations from those disclosed in our 2010 Annual Report on Form 10-K.

Contingent Liabilities and Commitments

In the first quarter of 2010, we were awarded exclusive licenses by the Province of New Brunswick in Canada to conduct an exploration program covering approximately 2.5 million acres in the province. The licenses require us to make certain capital investments in New Brunswick of approximately CAD $47 million in the aggregate over a three year period. In order to obtain the licenses, we provided promissory notes payable on demand to the Minister of Finance of the Province of New Brunswick with an aggregate principal amount of CAD $44.5 million. The promissory notes secure our capital expenditure obligations under the licenses and are returnable to us to the extent we perform such obligations. If we fail to fully perform, the Minister of Finance may retain a portion of the applicable promissory notes in an amount equal to any deficiency. We commenced our Canada exploration program in 2010 and, as of March 31, 2011, no liability has been recognized in connection with the promissory notes.

Substantially all of our employees are covered by defined benefit and postretirement benefit plans. We currently expect to contribute approximately $12.1 million to our pension plans and $0.1 million to our postretirement benefit plan in 2011. As of March 31, 2011, there have been no contributions to our pension plans and postretirement benefit plan. At March 31, 2011, we recognized a liability of $18.5 million as a result of the underfunded status of our pension and other postretirement benefit plans compared to a liability of $15.9 million at December 31, 2010.

We are subject to litigation and claims (including with respect to environmental matters) that arise in the ordinary course of business. Management believes, individually or in aggregate, such litigation and claims will not have a material adverse impact on our results of operations, financial position or cash flows, but these matters are subject to inherent uncertainties and management’s view may change in the future, at which time management may reserve amounts that are reasonably estimable.  For further information regarding commitments and contingencies, we refer you to Note 9 in the unaudited condensed consolidated financial statements included in this Form 10-Q.

Working Capital

We had negative working capital of $138.0 million at March 31, 2011 and negative working capital of $113.1 million at December 31, 2010. Current assets decreased by $23.7 million during the three months ended March 31, 2011 primarily due to a $12.0 million decrease in accounts receivable and a $6.4 million decrease in prepaid inventory.  Current liabilities increased by $1.2 million during the three months ended March 31, 2011 primarily as a result of a $13.4 million increase in accounts payable and an $11.6 million increase in advances from partners, which were mostly offset by a $13.6 million decrease in taxes payable and a $9.8 million decrease in interest payable.  We maintain access to funds that may be needed to meet capital requirements through our Credit Facility described in “Financing Requirements” above.

Natural Gas in Underground Storage

We record our natural gas stored in inventory that is owned by the E&P segment at the lower of weighted average cost or market. The natural gas in inventory for the E&P segment is used primarily to supplement production in meeting the segment’s contractual commitments, especially during periods of colder weather. In determining the lower of cost or market for storage gas, we utilize the natural gas futures market in assessing the price we expect to be able to realize for our natural gas in inventory. A significant decline in the future market price of natural gas could result in write-downs of our natural gas in underground storage carrying cost.

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

Credit Risk

Our financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables and derivative contracts associated with commodities trading. Concentrations of credit risk with respect to receivables are limited due to the large number of our customers and their dispersion across geographic areas. No single customer accounted for greater than 10% of revenues for the three months ended, March 31, 2011.  See “Commodities Risk” below for discussion of credit risk associated with commodities trading.

Interest Rate Risk

At March 31, 2011, we had $1.2 billion of total debt with a weighted average interest rate of 5.17%. Our revolving credit facility has a floating interest rate (2.251% at March 31, 2011). At March 31, 2011, we had $531.1 million of borrowings outstanding under our Credit Facility. Interest rate swaps may be used to adjust interest rate exposures when deemed appropriate. We do not have any interest rate swaps in effect currently.

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

The primary market risks relating to our derivative contracts are the volatility in market prices and basis differentials for natural gas and crude oil. However, the market price risk is offset by the gain or loss recognized upon the related sale or purchase of the natural gas or sale of the oil that is hedged. Credit risk relates to the risk of loss as a result of non-performance by our counterparties. The counterparties are primarily major commercial banks, investment banks and integrated energy companies which management believes present minimal credit risks. The credit quality of each counterparty and the level of financial exposure we have to each counterparty are closely monitored to limit our credit risk exposure. Additionally, we perform both quantitative and qualitative assessments of these counterparties based on their credit ratings and credit default swap rates where applicable. We have not incurred any counterparty losses related to non-performance and do not anticipate any losses given the information we have currently. However, given the recent volatility in the financial markets, we cannot be certain that we will not experience such losses in the future.

Exploration and Production

The following table provides information about our financial instruments that are sensitive to changes in commodity prices and that are used to hedge prices for natural gas production. The table presents the notional amount in Bcf, the weighted average contract prices and the fair value by expected maturity dates. At March 31, 2011, the fair value of our financial instruments related to natural gas production was a $118.0 million asset.

		Weighted	Weighted	Weighted	Weighted
		Average	Average	Average	Average	Fair value at
		Price to be	Floor	Ceiling	Basis	March 31,
		Swapped	Price	Price	Differential	2011
	Volume	($/MMBtu)	($/MMBtu)	($/MMBtu)	($/MMBtu)	($ in millions)
Natural Gas (Bcf):

Fixed Price Swaps:
2011	97.4	$ 5.39	$ —	$ —	$ —	$ 79.5
2012	144.9	$ 5.02	$ —	$ —	$ —	$ (5.4)
2013	99.5	$ 5.00	$ —	$ —	$ —	$ (38.8)

Floating Price Swaps:
2011	1.1	$ 4.49	$ —	$ —	$ —	$ —
2012	4.4	$ 5.67	$ —	$ —	$ —	$ (3.0)

Costless-Collars:
2011	46.8	$ —	$ 5.09	$ 6.50	$ —	$ 31.5
2012	80.5	$ —	$ 5.50	$ 6.67	$ —	$ 55.2

Basis Swaps:
2011	19.3	$ —	$ —	$ —	$ 0.07	$ (0.2)
2012	26.7	$ —	$ —	$ —	$ 0.15	$ (0.5)
2013	19.1	$ —	$ —	$ —	$ 0.12	$ (0.3)

At March 31, 2011, our basis swaps did not qualify for hedge accounting treatment. Changes in the fair value of derivatives that do not qualify as cash flow hedges are recorded in gas and oil sales. For the three months ended March 31, 2011, we recorded an unrealized gain of $0.9 million related to the basis swaps that did not qualify for hedge accounting treatment and an unrealized gain of $0.1 million related to the change in estimated ineffectiveness of our cash flow hedges. Typically, our hedge ineffectiveness results from changes at the end of a reporting period in the price differentials between the index price of the derivative contract, which is primarily a NYMEX price, and the index price for the point of sale for the cash flow that is being hedged.

At December 31, 2010, we had outstanding natural gas price swaps on total notional volumes of 66.8 Bcf in 2011, 68.1 Bcf in 2012 and 36.5 in 2013 for which we will receive fixed prices ranging from $5.00 to $7.03 per MMBtu. At December 31, 2010, we had collars in place on notional volumes of 62.1 Bcf in 2011 at an average floor and ceiling price of $5.09 and $6.50 per MMBtu, respectively, and collars on notional volumes of 80.5 Bcf in 2012 at an average floor and ceiling price of $5.50 and $6.67 per MMBtu, respectively.

Additionally, at December 31, 2010, we had outstanding fixed price basis differential swaps on 12.0 Bcf of 2011 natural gas production that did not qualify for hedge treatment.

Midstream Services

At March 31, 2011, our Midstream Services segment had outstanding fair value hedges in place on 0.1 Bcf and 0.1 Bcf of natural gas for 2011 and 2012, respectively. These hedges are a mixture of floating-price swap purchases and sales relating to our gas marketing activities. These hedges have contract months from October 2011 through March 2012 and have a net fair value liability of $0.3 million as of March 31, 2011.

ITEM 4. CONTROLS AND PROCEDURES.

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Our disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, accumulate and communicate information to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and submission within the time periods specified in the SEC’s rules and forms. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those determined to be effective can provide only a level of reasonable assurance with respect to financial statement preparation and presentation. Based on the evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2011. There were no changes in our internal control over financial reporting during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is subject to laws and regulations relating to the protection of the environment. Our policy is to accrue environmental and cleanup related costs of a non-capital nature when it is both probable that a liability has been incurred and when the amount can be reasonably estimated. Management believes any future remediation or other compliance related costs will not have a material effect on our financial position, results of operations, and cash flows.

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

Immediately before the commencement of the trial in November 2010, plaintiffs were permitted, over the Company’s objections, to file a Seventh Amended Petition claiming actual damages of approximately $46 million and also seeking the equitable remedy of disgorgement of all profits for the misappropriation of trade secrets and the breach of fiduciary duty claims. In December 2010, the jury found in favor of the plaintiffs with respect to all of the statutory and common law claims and awarded approximately $11.4 million in compensatory damages. The jury did not, however, award plaintiffs any special, punitive or other damages. In addition, the jury separately determined that SEPCO’s profits for purposes of disgorgement were $381.5 million. This profit determination does not constitute a judgment or an award. The plaintiffs’ entitlement to disgorgement of profits as an equitable remedy will be determined by the judge and it is within the judge’s discretion to award none, some or all the amount of profit to the plaintiffs.  On December 31, 2010, the plaintiff filed a motion to enter the judgment based on the jury’s verdict.  On February 11, 2011, SEPCO filed a motion for a judgment notwithstanding the verdict and a motion to disregard certain findings.  On March 11, 2011, the plaintiff filed an amended motion for judgment and intervenor filed its motion for judgment seeking not only the monetary damages and the profits determined by the jury but also seeking, as a new remedy, a constructive trust for profits from 143 wells as well as future drilling and sales of properties in the prospect areas.  A hearing on the post-verdict motions was held on March 14, 2011.  At the suggestion of the judge, all parties voluntarily agreed to participate in non-binding mediation efforts.  The mediation occurred on April 6, 2011 and was unsuccessful.  The judge was advised of the unsuccessful outcome and the parties are now awaiting the entry of a judgment.

The Company has determined that an adverse outcome in this lawsuit is reasonably possible, but not probable and, as such, has not accrued any amounts with respect to this lawsuit and cannot reasonably estimate the amount of any potential liability based on the Company's understanding and judgment of the facts and merits of this case, including appellate remedies, and the advice of counsel.  The Company’s assessment may change in the future due to occurrence of certain events, such as denied appeals, and such re-assessment could lead to the determination that the potential liability could be material to the Company's results of operations, financial position or cash flows.

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

ITEM 1A. RISK FACTORS.

There were no additions or material changes to the Company’s risk factors as disclosed in Item 1A of Part I in the Company’s 2010 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

(4.1)

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

SOUTHWESTERN ENERGY COMPANY
Registrant

Dated:	April 28, 2011	/s/ GREG D. KERLEY
Greg D. Kerley
Executive Vice President
and Chief Financial Officer