Form 10-Q/A
period 2012-06-30
SOUTHWESTERN ENERGY CO
filed 2012-08-03
CIK 7332

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Form 10-Q for the quarterly period ended June  30, 2012 (“Form 10-Q”), as filed with the Securities and Exchange Commission on August 2, 2012, is to furnish Exhibit 101 to the Form 10-Q which provides certain items from Form 10-Q formatted in eXtensible Business Reporting Language (“XBRL”).

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

EXHIBITS INDEX

(3.1)                 Amended and Restated Bylaws of Southwestern Energy Company. Effective as of May 22, 2012 (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed May 29, 2012).

(31.1*)               Certification of CEO filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2*)               Certification of CFO filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1*)               Certification of CEO and CFO furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(95.1*)               Mine Safety Disclosure.

(101.INS**)         Interactive Data File Instance Document.

(101.SCH**)         Interactive Data File Schema Document.

(101.CAL**)         Interactive Data File Calculation Linkbase Document.

(101.LAB**)         Interactive Data File Label Linkbase Document.

(101.PRE**)         Interactive Data File Presentation Linkbase Document.

(101.DEF**)         Interactive Data File Definition Linkbase Document.

*            Previously filed with Form 10-Q.

**            Furnished herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHWESTERN ENERGY COMPANY
Registrant

Dated:	August 3, 2012	/s/ GREG D. KERLEY
Greg D. Kerley
Executive Vice President
and Chief Financial Officer