Form 10-Q/A
period 2012-06-30
SOUTHWESTERN ENERGY CO
filed 2013-02-19
CIK 7332

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

EXPLANATORY NOTE

We are filing this Amendment No. 2 on Form 10-Q/A to amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 as originally filed with the Securities and Exchange Commission on August 3, 2012 (the “Original Form 10-Q”):

(i)	Item 1 of Part I “Financial Information,”
(ii)	Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,”
(iii)	Item 4 of Part I, “Controls and Procedures,”
(iv)	Item 6 of Part II, “Exhibits”, and
(v)

Updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2, and our condensed consolidated financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101.

In connection with the preparation of our 2012 annual report, management of Southwestern Energy Company (“Company”), and the Audit Committee of the Board of Directors determined that the calculation we had prepared in the second quarter to determine whether the Company’s net book value of its United States natural gas and oil properties exceeded the ceiling did not meet the technical requirements of Regulation S-X Rule 4-10 of the Securities and Exchange Commission.  The Company calculated its full cost ceiling value without consideration of the tax benefit of capitalized intangible drilling costs resulting in an overstatement of the non-cash impairment of natural gas and oil properties recorded for those periods.

The Company has restated the Condensed Consolidated Financial Statements for the period ended June 30, 2012 to reflect the change in calculation of the Company’s net book value of its United States natural gas and oil properties.  The principle effect of the restatement is a decrease to our non-cash, after tax, ceiling impairment by $82.5 million in the second quarter of 2012.

No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety our Original Form 10-Q, with footnotes indicating changes in balances as they apply to the restatement. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement described above.

SOUTHWESTERN ENERGY COMPANY

INDEX TO FORM 10-Q/A
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43
Item 4.	Controls and Procedures	45

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	46
Item 1A.	Risk Factors	48
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 3.	Defaults Upon Senior Securities	48
Item 4.	Mine Safety Disclosures	48
Item 5.	Other Information	48
Item 6.	Exhibits	48

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

Forward-looking statements include the items identified in the preceding paragraph, information concerning possible or assumed future results of operations and other statements in this Form 10-Q/A identified by words such as “anticipate,” “project,” “intend,” “estimate,” “expect,” “believe,” “predict,” “budget,” “projection,” “goal,” “plan,” “forecast,” “target” or similar expressions.

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

We caution you that forward-looking statements contained in this Form 10-Q/A are subject to all of the risks and uncertainties, many of which are beyond our control, incident to the exploration for and development, production and sale of natural gas and oil. These risks include, but are not limited to, commodity price volatility, third-party interruption of sales to market, inflation, lack of availability of goods and services, environmental risks, drilling and other operating risks, regulatory changes, the uncertainty inherent in estimating proved natural gas and oil reserves and in projecting future rates of production and timing of development expenditures and the other risks described in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Annual Report on Form 10-K”), and all quarterly reports on Form 10-Q filed subsequently thereto, including this Form 10-Q/A (“Form 10-Qs”).

Should one or more of the risks or uncertainties described above or elsewhere in this Form 10-Q/A occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. We specifically disclaim all responsibility to publicly update any information contained in a forward-looking statement or any forward-looking statement in its entirety and therefore disclaim any resulting liability for potentially related damages.

All forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary statement.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Restated)		(Restated)
	(in thousands, except share/per share amounts)
Operating Revenues:
Gas sales	$429,044	$524,466	$892,812	$992,395
Gas marketing	126,688	201,358	274,739	372,456
Oil sales	1,680	2,503	4,208	5,230
Gas gathering	42,316	36,839	84,438	71,420
	599,728	765,166	1,256,197	1,441,501
Operating Costs and Expenses:
Gas purchases – midstream services	127,614	200,052	274,290	370,282
Operating expenses	56,614	55,054	117,572	111,852
General and administrative expenses	44,932	40,238	93,758	77,355
Depreciation, depletion and amortization	207,830	171,620	401,457	335,067
Impairment of natural gas and oil properties	800,652	–	800,652	–
Taxes, other than income taxes	14,480	15,660	34,902	31,752
	1,252,122	482,624	1,722,631	926,308
Operating Income (Loss)	(652,394)	282,542	(466,434)	515,193
Interest Expense:
Interest on debt	23,956	16,640	43,691	31,684
Other interest charges	1,047	1,001	2,038	2,512
Interest capitalized	(16,642)	(11,471)	(30,030)	(20,590)
	8,361	6,170	15,699	13,606

Other Income, Net	2,577	69	2,377	443

Income (Loss) Before Income Taxes	(658,178)	276,441	(479,756)	502,030
Provision for Income Taxes:
Current	100	100	268	200
Deferred	(253,146)	108,887	(182,596)	197,767
	(253,046)	108,987	(182,328)	197,967
Net Income (Loss)	$(405,132)	$167,454	$(297,428)	$304,063

Earnings (Loss) Per Share:
Basic	$(1.16)	$0.48	$(0.85)	$0.88
Diluted	$(1.16)	$0.48	$(0.85)	$0.87

Weighted Average Common Shares Outstanding:
Basic	348,162,723	347,132,830	348,081,399	346,984,194
Diluted	348,162,723	349,970,819	348,081,399	349,840,044

See the accompanying notes which are an integral part of these unaudited condensed consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands)
	(Restated)		(Restated)

Net income (loss)	$(405,132)	$167,454	$(297,428)	$304,063

Change in derivatives:
Reclassification to earnings (1)	(117,944)	(32,756)	(215,886)	(64,414)
Ineffectiveness (2)	1,620	(1,209)	(1,537)	(1,267)
Change in fair value of derivative instruments (3)	(36,481)	82,584	130,453	89,308
Total change in derivatives	(152,805)	48,619	(86,970)	23,627

Change value of pension and other postretirement liabilities:
Amortization of prior service cost included in net periodic pension cost (4)	254	196	508	393

Change in currency translation adjustment	(516)	126	(35)	388

Comprehensive income (loss)	$(558,199)	$216,395	$(383,925)	$328,471

(1)	Net of ($76.7), ($20.9), ($140.4) and ($41.2) million in taxes for the three months ended June 30, 2012 and 2011, and the six months ended June 30, 2012 and 2011, respectively.

(2)	Net of $1.1, ($0.8), ($1.0) and ($0.8) million in taxes for the three months ended June 30, 2012 and 2011, and the six months ended June 30, 2012 and 2011, respectively.

(3)	Net of ($23.7), $52.8, $84.8 and $57.1 million in taxes for the three months ended June 30, 2012 and 2011, and the six months ended June 30, 2012 and 2011, respectively.

(4)	Net of $0.1, $0.1, $0.3 and $0.2 million in taxes for the three months ended June 30, 2012 and 2011, and the six months ended June 30, 2012 and 2011, respectively.

See the accompanying notes which are an integral part of these unaudited condensed consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2012	2011
	(Restated)
ASSETS	(in thousands)
Current assets:
Cash and cash equivalents	$41,499	$15,627
Restricted cash	144,384	–
Accounts receivable	272,750	341,915
Inventories	34,529	46,234
Hedging asset	443,461	514,465
Other	66,890	60,037
Total current assets	1,003,513	978,278
Natural gas and oil properties, using the full cost method, including $1,035.6 million in 2012 and $942.9 million in 2011 excluded from amortization	10,428,993	9,544,708
Gathering systems	1,055,614	980,647
Other	568,775	535,464
Less: Accumulated depreciation, depletion and amortization	(5,628,635)	(4,415,339)
Total property and equipment, net	6,424,747	6,645,480
Other assets	210,950	279,139
TOTAL ASSETS	$7,639,210	$7,902,897

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$484,146	$514,071
Taxes payable	61,453	40,691
Interest payable	34,435	20,565
Advances from partners	116,077	84,082
Current deferred income taxes	167,888	194,163
Other	21,950	31,341
Total current liabilities	885,949	884,913
Long-term debt	1,668,811	1,342,100
Deferred income taxes	1,374,259	1,586,798
Pension and other postretirement liabilities	16,716	20,338
Other long-term liabilities	94,630	99,444
Total long term liabilities	3,154,416	3,048,680
Commitments and contingencies (Note 10)
Equity:
Common stock, $0.01 par value; authorized 1,250,000,000 shares; issued 349,214,796 shares in 2012 and 349,058,501 in 2011	3,492	3,491
Additional paid-in capital	916,951	903,399
Retained earnings	2,358,786	2,656,214
Accumulated other comprehensive income	321,931	408,428
Common stock in treasury, 101,659 shares in 2012 and 98,889 in 2011	(2,315)	(2,228)
Total equity	3,598,845	3,969,304
TOTAL LIABILITIES AND EQUITY	$7,639,210	$7,902,897

See the accompanying notes which are an integral part of these unaudited condensed consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended
	June 30,
	2012	2011
	(Restated)
	(in thousands)
Cash Flows From Operating Activities
Net income (loss)	$(297,428)	$304,063
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	403,250	337,035
Impairment of natural gas and oil properties	800,652	–
Deferred income taxes	(182,596)	197,767
Unrealized gain on derivatives	(4,567)	(3,975)
Stock-based compensation	5,549	4,686
Other	487	170
Change in assets and liabilities:
Accounts receivable	69,166	14,856
Inventories	8,088	6,761
Accounts payable	(1,349)	(7,380)
Taxes payable	20,762	(12,340)
Interest payable	4,762	(164)
Advances from partners	31,995	7,949
Other assets and liabilities	(21,381)	7,502
Net cash provided by operating activities	837,390	856,930

Cash Flows From Investing Activities
Capital investments	(1,140,661)	(1,024,658)
Proceeds from sale of property and equipment	174,337	121,133
Transfers to restricted cash	(167,750)	(85,002)
Transfers from restricted cash	23,366	–
Other	8,895	3,879
Net cash used in investing activities	(1,101,813)	(984,648)

Cash Flows From Financing Activities
Payments on current portion of long-term debt	(600)	(600)
Payments on revolving long-term debt	(1,273,700)	(1,717,600)
Borrowings under revolving long-term debt	602,200	1,840,600
Change in bank drafts outstanding	(30,730)	9,260
Proceeds from issuance of long-term debt	998,780	–
Debt issuance costs	(8,338)	–
Revolving credit facility costs	–	(10,210)
Proceeds from exercise of common stock options	2,698	3,365
Net cash provided by financing activities	290,310	124,815

Effect of exchange rate changes on cash	(15)	127
Increase (decrease) in cash and cash equivalents	25,872	(2,776)
Cash and cash equivalents at beginning of year	15,627	16,055
Cash and cash equivalents at end of period	$41,499	$13,279

See the accompanying notes which are an integral part of these unaudited condensed consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

					Accumulated
	Common Stock		Additional		Other	Common
	Shares		Paid-In	Retained	Comprehensive	Stock in
	Issued	Amount	Capital	Earnings	Income (Loss)	Treasury	Total
	(in thousands)

Balance at December 31, 2011	349,059	$3,491	$903,399	$2,656,214	$408,428	$(2,228)	$3,969,304

Comprehensive loss:
Net loss	–	–	–	(297,428)	–	–	(297,428)
Other comprehensive loss	–	–	–	–	(86,497)	–	(86,497)
Total comprehensive loss	–	–	–	–	–	–	(383,925)

Stock-based compensation	–	–	10,855	–	–	–	10,855
Exercise of stock options	207	2	2,696	–	–	–	2,698
Issuance of restricted stock	8	–	–	–	–	–	–
Cancellation of restricted stock	(59)	(1)	1	–	–	–	–
Treasury stock – non-qualified plan	–	–	–	–	–	(87)	(87)

Balance at June 30, 2012 (Restated)	349,215	$3,492	$916,951	$2,358,786	$321,931	$(2,315)	$3,598,845

See the accompanying notes which are an integral part of these unaudited condensed consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) FINANCIAL STATEMENT RESTATEMENT

In connection with the preparation of our 2012 annual report, management of Southwestern Energy Company (“Company”), and the Audit Committee of the Board of Directors determined that the calculation we had prepared in the second quarter of 2012 to determine whether the Company’s net book value of its United States natural gas and oil properties exceeded the ceiling did not meet the technical requirements of Regulation S-X Rule 4-10 of the Securities and Exchange Commission.  The Company calculated its full cost ceiling value without consideration of the tax benefit of capitalized intangible drilling costs resulting in an overstatement of the non-cash impairment of natural gas and oil properties recorded for those periods.

The Company has restated the Condensed Consolidated Financial Statements for the periods ended June 30, 2012 to reflect the change in calculation of the Company’s net book value of its United States natural gas and oil properties.  The principle effect of the restatement is a decrease to our non-cash, after tax, ceiling impairment by $82.5 million for the three and six months ended June 30, 2012.

In this Form 10-Q/A, the Company is restating the Condensed Consolidated Financial Statements for the three and six months ended June 30, 2012. The effect of the restatement on Condensed Consolidated Statements of Operations, Condensed Consolidated Balance Sheets, and Condensed Consolidated Statements of Cash Flows are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012		June 30, 2012
	Previously Reported	As Restated	Previously Reported	As Restated

	(In thousands, except per/share data)		(In thousands, except per/share data)
Consolidated Statements of Income
Impairment of natural gas and oil properties	$935,899	$800,652	$935,899	$800,652
Deferred Benefit for Income Taxes	$(305,425)	$(253,146)	$(234,875)	$(182,596)
Net Loss	$(488,100)	$(405,132)	$(380,396)	$(297,428)
Loss Per Share:
Basic	$(1.40)	$(1.16)	$(1.09)	$(0.85)
Diluted	$(1.40)	$(1.16)	$(1.09)	$(0.85)

	At June 30, 2012
	Previously Reported	As Restated

	(In thousands)
Consolidated Balance Sheet
Accumulated depreciation, depletion and amortization	$(5,763,882)	$(5,628,635)
Deferred income taxes	$1,321,980	$1,374,259
Retained earnings	$2,275,818	$2,358,786

t
	For the Six Months Ended
	June 30, 2012
	Previously Reported	As Restated

	(In thousands)
Cash Flows From Operating Activities
Net loss	$(380,396)	$(297,428)
Impairment of natural gas and oil properties	$935,899	$800,652
Deferred income taxes	$(234,875)	$(182,596)

The restatement had no impact on net cash provided by/used in operating, investing or financing sections of the statement of cash flows.

(2) BASIS OF PRESENTATION AND NEW ACCOUNTING STANDARDS

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

The accompanying unaudited condensed consolidated financial statements were prepared using accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been appropriately condensed or omitted in this Quarterly Report on Form 10-Q/A. The Company believes the disclosures made are adequate to make the information presented not misleading.

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

(3) DIVESTITURES

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

(4) PREPAID EXPENSES

The components of prepaid expenses included in other current assets as of June 30, 2012 and December 31, 2011 consisted of the following:

	June 30,	December 31,
	2012	2011
	(in thousands)

Prepaid drilling costs	$53,442	$42,775
Prepaid insurance	2,295	7,275
Total	$55,737	$50,050

(5) INVENTORY

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

(6) NATURAL GAS AND OIL PROPERTIES

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

Using the average quoted price from the first day of each month from the previous 12 months for Henry Hub natural gas of $3.15 per MMBtu and $92.17 per barrel for West Texas Intermediate oil, adjusted for market differentials, the Company’s net book value of its United States natural gas and oil properties exceeded the ceiling by approximately $496.4 million (net of tax) at June 30, 2012 and resulted in a non-cash ceiling test impairment.  Cash flow hedges of natural gas production in place increased the ceiling by $354.8 million at June 30, 2012. Decreases in average quoted prices from June 30, 2012 levels as well as changes in production rates, levels of reserves, capitalized costs, the evaluation of costs excluded from amortization, future development costs, service costs and taxes could result in future ceiling test impairments.

All of the Company’s costs directly associated with the acquisition and evaluation of properties in New Brunswick, Canada relating to its exploration program at June 30, 2012 were unproved and did not exceed the ceiling amount.  If the exploration program in Canada is unsuccessful on all or a portion of these properties, a ceiling test impairment may result in the future.

(7) EARNINGS PER SHARE

The following table presents the computation of earnings per share for the three- and six-month periods ended June 30, 2012 and 2011:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Restated)		(Restated)

Net income (loss) (in thousands)	$(405,132)	$167,454	$(297,428)	$304,063

Number of common shares:
Weighted average outstanding	348,162,723	347,132,830	348,081,399	346,984,194
Issued upon assumed exercise of outstanding stock options	–	2,583,711	–	2,643,537
Effect of issuance of nonvested restricted common stock	–	254,278	–	212,313
Weighted average and potential dilutive outstanding(1)	348,162,723	349,970,819	348,081,399	349,840,044

Earnings (loss) per share:
Basic	$(1.16)	$0.48	$(0.85)	$0.88

Diluted	$(1.16)	$0.48	$(0.85)	$0.87

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

(8) DERIVATIVES AND RISK MANAGEMENT

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

(9) FAIR VALUE MEASUREMENTS

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

(10) DEBT

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

Please refer to Note 16, “Condensed Consolidating Financial Information” in this Form 10-Q/A for additional information.

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

(11) COMMITMENTS AND CONTINGENCIES

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

(12) SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

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

	Exploration
	and	Midstream
	Production	Services	Other		Total

	(in thousands)
Three months ended June 30, 2012: (Restated)
Revenues from external customers	$430,687	$169,004	$37		$599,728
Intersegment revenues	(1,448)	319,391	816		318,759
Operating income (loss)(1)	(724,625)	71,821	410		(652,394)
Other income (loss), net	(64)	(5)	2,646		2,577
Depreciation, depletion and amortization expense	196,201	11,309	320		207,830
Impairment of natural gas and oil properties	800,652	–	–		800,652
Interest expense(2)	4,430	3,578	353		8,361
Provision for income taxes(2)	(279,493)	25,414	1,033		(253,046)
Assets	6,120,697	1,114,364	404,149	(3)	7,639,210
Capital investments(4)	531,845	47,719	9,069		588,633

Three months ended June 30, 2011:
Revenues from external customers	$526,969	$238,197	$–		$765,166
Intersegment revenues	2,899	522,412	793		526,104
Operating income	222,539	59,644	359		282,542
Other income, net	6	52	11		69
Depreciation, depletion and amortization expense	161,929	9,365	326		171,620
Interest expense(2)	799	5,371	–		6,170
Provision for income taxes(2)	87,492	21,349	146		108,987
Assets	5,366,199	1,095,685	280,217	(3)	6,742,101
Capital investments(4)	476,040	59,862	20,072		555,974

	Exploration
	and	Midstream
	Production	Services	Other		Total

	(in thousands)
Six months ended June 30, 2012: (Restated)
Revenues from external customers	$896,952	$359,177	$68		$1,256,197
Intersegment revenues	(735)	675,672	1,635		676,572
Operating income (loss)(1)	(608,382)	141,110	838		(466,434)
Other income (loss), net	(247)	(23)	2,647		2,377
Depreciation, depletion and amortization expense	378,940	21,879	638		401,457
Impairment of natural gas and oil properties	800,652	–	–		800,652
Interest expense(2)	7,752	7,245	702		15,699
Provision for income taxes(2)	(234,655)	51,262	1,065		(182,328)
Assets	6,120,697	1,114,364	404,149	(3)	7,639,210
Capital investments(4)	1,064,984	73,883	22,878		1,161,745

Six months ended June 30, 2011:
Revenues from external customers	$997,625	$443,876	$–		$1,441,501
Intersegment revenues	8,413	996,001	1,569		1,005,983
Operating income	400,822	113,561	810		515,193
Other income, net	349	81	13		443
Depreciation, depletion and amortization expense	316,739	17,756	572		335,067
Interest expense(2)	3,703	9,903	–		13,606
Provision for income taxes(2)	156,874	40,769	324		197,967
Assets	5,366,199	1,095,685	280,217	(3)	6,742,101
Capital investments(4)	944,252	105,840	36,411		1,086,503

(1)The operating loss for the E&P segment for the three and six- months ended June 30, 2012 includes a $800.7 million non-cash ceiling test impairment of our natural gas and oil properties.

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

(16) NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

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

(17) CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Three months ended June 30, 2012: (Restated)
Operating revenues	$–	$557,474	$115,596	$(73,342)	$599,728
Operating costs and expenses:
Gas purchases – midstream services	–	127,757	–	(143)	127,614
Operating expenses	–	101,816	27,203	(72,405)	56,614
General and administrative expenses	–	39,041	6,685	(794)	44,932
Depreciation, depletion and amortization	–	196,245	11,585	–	207,830
Impairment of natural gas and oil properties	–	800,652	–	–	800,652
Taxes, other than income taxes	–	11,648	2,832	–	14,480
Total operating costs and expenses	–	1,277,159	48,305	(73,342)	1,252,122
Operating income (loss)	–	(719,685)	67,291	–	(652,394)
Other income (loss), net	–	(65)	2,642	–	2,577
Equity in earnings of subsidiaries	(405,132)	–	–	405,132	–
Interest expense	–	4,505	3,856	–	8,361
Income (loss) before income taxes	(405,132)	(724,255)	66,077	405,132	(658,178)
Provision for income taxes	–	(278,220)	25,174	–	(253,046)
Net income (loss)	(405,132)	(446,035)	40,903	405,132	(405,132)
Comprehensive income (loss)	$(558,199)	$(598,840)	$40,387	$558,453	$(558,199)

Three months ended June 30, 2011:
Operating revenues	$–	$728,430	$100,108	$(63,372)	$765,166
Operating costs and expenses:
Gas purchases – midstream services	–	200,420	–	(368)	200,052
Operating expenses	–	88,477	28,793	(62,216)	55,054
General and administrative expenses	–	35,298	5,728	(788)	40,238
Depreciation, depletion and amortization	–	161,699	9,921	–	171,620
Taxes, other than income taxes	–	13,568	2,092	–	15,660
Total operating costs and expenses	–	499,462	46,534	(63,372)	482,624
Operating income	–	228,968	53,574	–	282,542
Other income, net	–	16	53	–	69
Equity in earnings of subsidiaries	167,454	–	–	(167,454)	–
Interest expense	–	1,748	4,422	–	6,170
Income (loss) before income taxes	167,454	227,236	49,205	(167,454)	276,441
Provision for income taxes	–	89,651	19,336	–	108,987
Net income (loss)	167,454	137,585	29,869	(167,454)	167,454
Comprehensive income (loss)	$216,395	$186,204	$29,995	$(216,199)	$216,395

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Six months ended June 30, 2012: (Restated)
Operating revenues	$–	$1,171,919	$228,721	$(144,443)	$1,256,197
Operating costs and expenses:
Gas purchases – midstream services	–	274,660	–	(370)	274,290
Operating expenses	–	204,872	55,184	(142,484)	117,572
General and administrative expenses	–	80,749	14,598	(1,589)	93,758
Depreciation, depletion and amortization	–	379,082	22,375	–	401,457
Impairment of natural gas and oil properties	–	800,652	–	–	800,652
Taxes, other than income taxes	–	28,646	6,256	–	34,902
Total operating costs and expenses	–	1,768,661	98,413	(144,443)	1,722,631
Operating income (loss)	–	(596,742)	130,308	–	(466,434)
Other income (loss), net	–	(239)	2,616	–	2,377
Equity in earnings of subsidiaries	(297,428)	–	–	297,428	–
Interest expense	–	8,260	7,439	–	15,699
Income (loss) before income taxes	(297,428)	(605,241)	125,485	297,428	(479,756)
Provision for income taxes	–	(231,328)	49,000	–	(182,328)
Net income (loss)	(297,428)	(373,913)	76,485	297,428	(297,428)
Comprehensive income (loss)	$(383,925)	$(460,883)	$76,450	$384,433	$(383,925)

Six months ended June 30, 2011:
Operating revenues	$–	$1,370,273	$193,766	$(122,538)	$1,441,501
Operating costs and expenses:
Gas purchases – midstream services	–	371,002	–	(720)	370,282
Operating expenses	–	175,329	56,777	(120,254)	111,852
General and administrative expenses	–	67,342	11,577	(1,564)	77,355
Depreciation, depletion and amortization	–	316,100	18,967	–	335,067
Taxes, other than income taxes	–	27,475	4,277	–	31,752
Total operating costs and expenses	–	957,248	91,598	(122,538)	926,308
Operating income	–	413,025	102,168	–	515,193
Other income, net	–	361	82	–	443
Equity in earnings of subsidiaries	304,063	–	–	(304,063)	–
Interest expense	–	5,393	8,213	–	13,606
Income (loss) before income taxes	304,063	407,993	94,037	(304,063)	502,030
Provision for income taxes	–	161,013	36,954	–	197,967
Net income (loss)	304,063	246,980	57,083	(304,063)	304,063
Comprehensive income (loss)	$328,471	$270,607	$57,471	$(328,078)	$328,471

CONDENSED CONSOLIDATING BALANCE SHEETS
(Unaudited)

	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(Restated)
	(in thousands)
June 30, 2012:

ASSETS

Cash and cash equivalents	$36,888	$4,209	$402	$–	$41,499
Restricted cash	144,384	–	–	–	144,384
Accounts receivable	2,322	246,742	23,686	–	272,750
Inventories	–	33,562	967	–	34,529
Other current assets	6,040	499,095	5,216	–	510,351
Total current assets	189,634	783,608	30,271	–	1,003,513

Intercompany receivables	2,114,806	40	24,265	(2,139,111)	–

Property and equipment	203,486	10,625,280	1,224,616	–	12,053,382
Less: Accumulated depreciation, depletion and amortization	(67,749)	(5,400,488)	(160,398)	–	(5,628,635)
	135,737	5,224,792	1,064,218	–	6,424,747

Investments in subsidiaries (equity method)	2,794,486	–	–	(2,794,486)	–

Other assets	35,537	157,864	17,549	–	210,950

Total assets	$5,270,200	$6,166,304	$1,136,303	$(4,933,597)	$7,639,210

LIABILITIES AND EQUITY

Accounts payable	$109,858	$423,901	$46,275	$–	$580,034
Other current liabilities	9,816	293,916	2,183	–	305,915
Total current liabilities	119,674	717,817	48,458	–	885,949

Intercompany payables	10,498	1,832,910	295,703	(2,139,111)	–

Long-term debt	1,668,811	–	–	–	1,668,811
Deferred income taxes	(96,715)	1,180,710	290,264	–	1,374,259
Other liabilities	52,055	53,112	6,179	–	111,346
Total liabilities	1,754,323	3,784,549	640,604	(2,139,111)	4,040,365
Commitments and contingencies
Total equity	3,515,877	2,381,755	495,699	(2,794,486)	3,598,845

Total liabilities and equity	$5,270,200	$6,166,304	$1,136,303	$(4,933,597)	$7,639,210

CONDENSED CONSOLIDATING BALANCE SHEETS
(Unaudited)

	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in thousands)
December 31, 2011:

ASSETS

Cash and cash equivalents	$14,711	$–	$916	$–	$15,627
Accounts receivable	2,914	309,038	29,963	–	341,915
Inventories	–	45,260	974	–	46,234
Other current assets	6,087	563,635	4,780	–	574,502
Total current assets	23,712	917,933	36,633	–	978,278

Intercompany receivables	2,053,132	53	23,517	(2,076,702)	–

Property and equipment	180,300	9,731,944	1,148,575	–	11,060,819
Less: Accumulated depreciation, depletion and amortization	(57,254)	(4,220,205)	(137,880)	–	(4,415,339)
	123,046	5,511,739	1,010,695	–	6,645,480

Investments in subsidiaries (equity method)	3,256,195	–	–	(3,256,195)	–

Other assets	28,641	227,152	23,346	–	279,139

Total assets	$5,484,726	$6,656,877	$1,094,191	$(5,332,897)	$7,902,897

LIABILITIES AND EQUITY

Accounts payable	$206,541	$332,710	$37,276	$–	$576,527
Other current liabilities	4,712	301,170	2,504	–	308,386
Total current liabilities	211,253	633,880	39,780	–	884,913

Intercompany payables	–	1,628,750	447,952	(2,076,702)	–

Long-term debt	1,342,100	–	–	–	1,342,100
Deferred income taxes	(97,045)	1,442,576	241,267	–	1,586,798
Other liabilities	59,114	54,826	5,842	–	119,782
Total liabilities	1,515,422	3,760,032	734,841	(2,076,702)	3,933,593
Commitments and contingencies
Total equity	3,969,304	2,896,845	359,350	(3,256,195)	3,969,304

Total liabilities and equity	$5,484,726	$6,656,877	$1,094,191	$(5,332,897)	$7,902,897

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)

Six months ended June 30, 2012: (Restated)
Net cash provided by (used in) operating activities	$(51,093)	$624,945	$263,538	$–	$837,390
Investing activities:
Capital investments	(18,079)	(1,032,169)	(90,413)	–	(1,140,661)
Proceeds from sale of property and equipment	–	168,391	5,946	–	174,337
Transfers to restricted cash	(167,750)	–	–	–	(167,750)
Transfers from restricted cash	23,366	–	–	–	23,366
Other	10,584	(10,809)	9,120	–	8,895
Net cash used in investing activities	(151,879)	(874,587)	(75,347)	–	(1,101,813)
Financing activities:
Intercompany activities	(65,161)	253,851	(188,690)	–	–
Payments on short-term debt	(600)	–	–	–	(600)
Payments on revolving long-term debt	(1,273,700)	–	–	–	(1,273,700)
Borrowing under revolving long-term debt	602,200	–	–	–	602,200
Borrowing under long-term debt	998,780	–	–	–	998,780
Other Items	(36,370)	–	–	–	(36,370)
Net cash provided by (used in) financing activities	225,149	253,851	(188,690)	–	290,310
Effect of exchange rate changes on cash	–	–	(15)	–	(15)
Increase (decrease) in cash and cash equivalents	22,177	4,209	(514)	–	25,872
Cash and cash equivalents at beginning of year	14,711	–	916	–	15,627
Cash and cash equivalents at end of period	$36,888	$4,209	$402	$–	$41,499

Six months ended June 30, 2011:
Net cash provided by (used in) operating activities	$(29,781)	$763,933	$122,778	$–	$856,930
Investing activities:
Capital investments	(35,347)	(889,700)	(99,611)	–	(1,024,658)
Proceeds from sale of property and equipment	–	120,892	241	–	121,133
Transfers to restricted cash	(85,002)	–	–	–	(85,002)
Other	7,244	(11,339)	7,974	–	3,879
Net cash used in investing activities	(113,105)	(780,147)	(91,396)	–	(984,648)
Financing activities:
Intercompany activities	22,870	8,583	(31,453)	–	–
Payments on current portion of long-term debt	(600)	–	–	–	(600)
Payments on revolving long-term debt	(1,717,600)	–	–	–	(1,717,600)
Borrowings under revolving long-term debt	1,840,600	–	–	–	1,840,600
Other items	2,415	–	–	–	2,415
Net cash provided by (used in) financing activities	147,685	8,583	(31,453)	–	124,815
Effect of exchange rate changes on cash	–	–	127	–	127
Increase (decrease) in cash and cash equivalents	4,799	(7,631)	56	–	(2,776)
Cash and cash equivalents at beginning of year	8,381	7,631	43	–	16,055
Cash and cash equivalents at end of period	$13,180	$–	$99	$–	$13,279

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following updates information as to Southwestern Energy Company’s financial condition provided in our 2011 Annual Report on Form 10-K and analyzes the changes in the results of operations between the three- and six-month periods ended June 30, 2012 and 2011. For definitions of commonly used natural gas and oil terms used in this Form 10-Q/A, please refer to the “Glossary of Certain Industry Terms” provided in our 2011 Annual Report on Form 10-K.

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in forward-looking statements for many reasons, including the risks described in the “Cautionary Statement About Forward-Looking Statements” in the forepart of this Form 10-Q/A, in Item 1A, “Risk Factors” in Part I and elsewhere in our 2011 Annual Report on Form 10-K, and Item 1A, “Risk Factors” in Part II in this Form 10-Q/A and any other Form 10-Q filed during the fiscal year. You should read the following discussion with our unaudited condensed consolidated financial statements and the related notes included in this Form 10-Q/A.

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

Three Months Ended June 30, 2012 Compared with Three Months Ended June 30, 2011

We reported a net loss of $405.1 million for the three months ended June 30, 2012, or $1.16 per diluted share, compared to net income of $167.5 million, or $0.48 per diluted share, for the comparable period in 2011.  The loss for the three months ended June 30, 2012 includes a $800.7 million, or $496.4 million net of taxes, non-cash ceiling impairment of our natural gas and oil properties.

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

Our E&P segment reported an operating loss of $724.6 million for the three months ended June 30, 2012, down $947.2 million from the comparable period of 2011, due to the $800.7 million non-cash ceiling test impairment of our natural gas and oil properties, decreased prices realized from the sale of our natural gas production of $162.6 million and an increase in operating costs and expenses of $45.9 million, which were partially offset by an increase in revenues of $62.8 million from higher natural gas production volumes.

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

Six Months Ended June 30, 2012 Compared with Six Months Ended June 30, 2011

We reported a net loss of $297.4 million for the six months ended June 30, 2012, or $0.85 per diluted share, compared to net income of $304.1 million, or $0.87 per diluted share, for the comparable period in 2011.

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

Our E&P segment reported an operating loss of $608.4 million for the six months ended June 30, 2012, down $1,009.2 million from the comparable period of 2011, due to the $800.7 million non-cash ceiling test impairment of our natural gas and oil properties, decreased prices realized from the sale of our natural gas production of $246.1 million and an increase in operating costs and expenses of $98.7 million, which were partially offset by an increase in revenues of $139.0 million from higher natural gas production volumes.

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

Exploration and Production
	For the three months		For the six months
	ended June 30,		ended June 30,
	2012	2011	2012	2011
	(Restated)		(Restated)

Revenues (in thousands)	$429,239	$529,868	$896,217	$1,006,038
Impairment of natural gas and oil properties (in thousands)	$800,652	$–	$800,652	$–
Operating costs and expenses (in thousands)	$353,212	$307,329	$703,947	$605,216
Operating income (loss) (in thousands)	$(724,625)	$222,539	$(608,382)	$400,822

Gas production (Bcf)	137.2	122.6	270.5	237.5
Oil production (MBbls)	16	25	40	55
Total production (Bcfe)	137.4	122.8	270.8	237.8

Average gas price per Mcf, including hedges	$3.12	$4.30	$3.30	$4.21
Average gas price per Mcf, excluding hedges	$1.76	$3.84	$2.00	$3.76
Average oil price per Bbl	$104.44	$100.32	$104.41	$95.86

Average unit costs per Mcfe:
Lease operating expenses	$0.79	$0.80	$0.81	$0.83
General & administrative expenses	$0.27	$0.27	$0.29	$0.27
Taxes, other than income taxes	$0.08	$0.11	$0.11	$0.11
Full cost pool amortization	$1.38	$1.28	$1.36	$1.30

Revenues

Revenues for our E&P segment were down $100.6 million, or 19%, for the three months ended June 30, 2012 compared to the same period in 2011. Higher natural gas production volumes in the second quarter of 2012 increased revenues by $62.8 million and lower realized prices for our gas production decreased revenue by $162.6 million compared to the second quarter of 2011. E&P revenues were down $109.8 million, or 11% for the six months ended June 30, 2012. Higher natural gas production volumes in the first six months of 2012 increased revenues by $139.0 million while lower realized prices for our gas production decreased revenue by $246.1 million. We expect our natural gas production volumes to continue to increase due to our development of the Fayetteville Shale play in Arkansas and the Marcellus Shale play in Pennsylvania. Natural gas and oil prices are difficult to predict and subject to wide price fluctuations. As of July 31, 2012, we had hedged 133.7 Bcf of our remaining 2012 gas production and 185.4 Bcf of our 2013 gas production to limit our exposure to price fluctuations. We refer you to Note 7 to the unaudited condensed consolidated financial statements included in this Form 10-Q/A and to the discussion of “Commodity Prices” provided below for additional information.

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

Commodity Prices

The average price realized for our natural gas production, including the effects of hedges, decreased to $3.12 per Mcf for the three months ended June 30, 2012, as compared to the same period in 2011.  The decrease was the result of a $2.08 Mcf decrease in average natural gas prices, excluding hedges, which was partially offset by our price hedging activities.  Our hedging activities increased the average natural gas price $1.36 per Mcf for the three months ended June 30, 2012 compared to an increase of $0.46 per Mcf for the same period in 2011.  The average price realized for our natural gas production, including the effects of hedges, decreased 22% to $3.30 per Mcf for the six months ended June 30, 2012, as compared to the same period in 2011.  The decrease in the average price realized for six months ended June 30, 2012, as compared to the same period in 2011, primarily reflects the $1.76 Mcf decrease in average gas prices, excluding hedges, which was partially offset by the $0.85 Mcf increased effect of our price hedging activities. Our hedging activities increased the average natural gas price $1.30 per Mcf for the six months ended June 30, 2012 compared to an increase of $0.45 per Mcf for the same period in 2011.  We periodically enter into various hedging and other financial arrangements with respect to a portion of our projected natural gas and crude oil production in order to ensure certain desired levels of cash flow and to minimize the impact of price fluctuations, including fluctuations in locational basis differentials (we refer you to Item 3 and Note 7 to the unaudited condensed consolidated financial statements included in this Form 10-Q/A for additional discussion).

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

Operating Income

We recorded an operating loss from our E&P segment of $724.6 million for the three months ended June 30, 2012, which represents a decline of $947.2 million from the same period in 2011.  The operating loss was primarily due to the $800.7 million non-cash ceiling test impairment, driven by lower natural gas prices, a decline in revenues of $100.6 million, and an increase in other operating costs and expenses of $45.9 million.  We recorded an operating loss from our E&P segment of $608.4 million for the six months ended June 30, 2012, which represents a decline of $1,009.2 million from the same period in 2011.  The operating loss was primarily due to the $800.7 million non-cash ceiling test impairment, driven by lower natural gas prices, a decline in revenues of $109.8 million, and an increase in other operating costs and expenses of $98.7 million.

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

The margin generated from gas marketing activities was $6.7 million for the three months ended June 30, 2012 compared to $8.0 million for the three months ended June 30, 2011. The margin generated from gas marketing activities was $15.5 million for the six months ended June 30, 2012 compared to $15.4 million for the six months ended June 30, 2011. Margins are primarily driven by volumes of natural gas marketed and may fluctuate depending on the prices paid for commodities and the ultimate disposition of those commodities. We enter into hedging activities from time to time with respect to our natural gas marketing activities to provide margin protection. We refer you to Item 3, “Quantitative and Qualitative Disclosures about Market Risks” included in this Form 10-Q/A for additional information.

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

Income Taxes

Our effective tax rates were 38.0% and 39.4% for the six months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012, we recorded an income tax benefit of $182.3 million compared to an income tax expense of $198.0 million for the same period in 2011, primarily as a result of the $800.7 million non-cash impairment of our gas and oil properties.

Stock-Based Compensation Expense

We recognized expense of $2.7 million and capitalized $2.4 million for stock-based compensation during the three-month period ended June 30, 2012 compared to $2.2 million expense and $1.9 million capitalized for the comparable period in 2011. We recognized expense of $5.5 million and capitalized $5.3 million for stock-based compensation costs recognized during the six-month period ended June 30, 2012 compared to $4.7 million expense and $3.8 million capitalized for the comparable period in 2011.  We refer you to Note 13 in the unaudited condensed consolidated financial statements included in this Form 10-Q/A for additional discussion of our equity based compensation plans.

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

For the remainder of 2012, assuming natural gas prices remain at current levels, we will draw on a portion of the funds available under our Credit Facility to fund our planned capital investments (discussed below under “Capital Investments”), which are expected to exceed the net cash generated by our operations.  We refer you to Note 9 to the consolidated financial statements included in this Form 10-Q/A and the section below under “Financing Requirements” for additional discussion of our Credit Facility.

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

Our cash flow from operating activities is highly dependent upon the market prices that we receive for our natural gas and oil production. Natural gas and oil prices are subject to wide fluctuations and are driven by market supply and demand factors which are impacted by the overall state of the economy. The price received for our production is also influenced by our commodity hedging activities, as more fully discussed in Item 3, “Quantitative and Qualitative Disclosures about Market Risks” and Note 7 in the unaudited condensed consolidated financial statements included in this Form 10-Q/A. Our commodity hedging activities are subject to the credit risk of our counterparties being financially unable to complete the transaction. We actively monitor the credit status of our counterparties, performing both quantitative and qualitative assessments based on their credit ratings and credit default swap rates where applicable, and to date have not had any credit defaults associated with our transactions. However, any future failures by one or more counterparties could negatively impact our cash flow from operating activities.

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

We are subject to litigation, claims and proceedings (including with respect to environmental matters) that arise in the ordinary course of business. Management believes, individually or in aggregate, such litigation, claims and proceedings will not have a material adverse impact on our financial position, results of operations, or cash flows, but these matters are subject to inherent uncertainties and management’s view may change in the future.  If an unfavorable final outcome were to occur, there exists the possibility of a material impact on our financial position, results of operations or cash flows for the period in which the effect becomes reasonably estimable. We accrue for such items when a liability is both probable and the amount can be reasonably estimated.  For further information regarding commitments and contingencies, we refer you to Note 10 in the unaudited condensed consolidated financial statements included in this Form 10-Q/A.

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

Item 4. Controls and Procedures.

Background of Restatement

The Company accounts for its oil and natural gas activities using the full-cost accounting rules of Regulation S-X Rule 4-10 of the Securities and Exchange Commission (“SEC”). As part of these rules, the Company reviews the carrying value of its oil and natural gas properties on a quarterly basis via a “ceiling test” (described in Note 6 of the Notes To Unaudited Condensed Consolidated Financial Statements).  In connection with the preparation of its 2012 annual report and related control processes, management discovered that the non-cash ceiling test impairment calculation for the quarter ended June 30, 2012 failed to appropriately include the tax benefit of capitalized intangible drilling costs in the full cost ceiling value resulting in an overstatement of the impairment of natural gas and oil properties recorded for those periods. The errors identified in the non-cash ceiling test impairment calculation necessitated restatement of the Company’s Condensed Consolidated Financial Statements and amendment to the Company’s Form 10-Q for the quarter ended June 30, 2012.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. We did not maintain effective controls over the accuracy and valuation of the non-cash impairment of the natural gas and oil properties. Specifically, we did not design effective controls solely related to the review of the tax benefit associated with capitalized intangible drilling costs within the ceiling calculation of the full cost ceiling test. This control deficiency resulted in a misstatement of the impairment of the natural gas and oil properties, depreciation, depletion and amortization, and related balance sheet accounts and in the restatement of the Company’s Condensed Consolidated Financial Statements in the Company’s Form 10-Q for the quarter ended June 30, 2012.  Additionally, this control deficiency could result in further misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.  As a result, management has concluded that the control deficiency solely related to the review of the tax benefit associated with capitalized intangible drilling costs within the ceiling calculation of the full cost ceiling test, constitutes a material weakness.

Plan of Remediation of Material Weakness

Management has taken steps to remediate the material weakness, including enhanced analytical analysis and improved cross-functional management review of the non-cash ceiling test calculation through which management identified the errors.  Management believes the additional control procedures, as implemented and when validated, will fully remediate this material weakness.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer evaluated, as of June 30, 2012, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) in connection with the Company’s filing of its Second Quarter Report on August 3, 2012. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

However, as described above, the Company recently determined that a material weakness existed in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) and as a result, the Company's Chief Executive Officer and Chief Financial Officer have since concluded that the Company's disclosure controls and procedures were not effective at June 30, 2012.

Changes in Internal Control over Financial Reporting

In January 2012, the Company implemented certain modules in its new Enterprise Resource Planning (ERP) system, including but not limited to, accounting, operational, and supply chain.  Implementing an ERP system involves significant changes in business processes that management believes will provide several benefits including more standardized and efficient processes throughout the Company. This implementation has resulted in material changes to the Company’s internal controls over financial reporting, as that term is defined in Rule 13(a)-15(f) under the Securities Exchange Act of 1934, as amended, for the three months ended June 30, 2012.  Therefore, the Company has modified the design, operation and documentation of certain internal control processes and procedures to address the new environment associated with implementation.  The system changes were undertaken to integrate systems and consolidate information, and were not undertaken in response to any perceived or actual deficiency in the Company’s internal controls over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Our sand mining operations, in support of our E&P business, are subject to regulation by the Federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977. Information concerning mine safety violations or other regulatory matters required by section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.106) is included in Exhibit 95.1 to this Form 10-Q/A.

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

SOUTHWESTERN ENERGY COMPANY
Registrant

Dated:	February 19, 2013	/s/ R. Craig Owen
R. Craig Owen
Senior Vice President
and Chief Financial Officer