Form 10-Q/A
period 2012-09-30
SOUTHWESTERN ENERGY CO
filed 2013-02-19
CIK 7332

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

EXPLANATORY NOTE

We are filing this Amendment on Form 10-Q/A to amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 as originally filed with the Securities and Exchange Commission on November 1, 2012 (the “Original Form 10-Q”):

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

In connection with the preparation of our 2012 annual report, management of Southwestern Energy Company (“Company”), and the Audit Committee of the Board of Directors determined that the calculation we had prepared in the third quarter of 2012 to determine whether the Company’s net book value of its United States natural gas and oil properties exceeded the ceiling did not meet the technical requirements of Regulation S-X Rule 4-10 of the Securities and Exchange Commission.  The Company calculated its full cost ceiling value without consideration of the tax benefit of capitalized intangible drilling costs resulting in an overstatement of the non-cash impairment of natural gas and oil properties recorded for those periods.

The Company has restated the Condensed Consolidated Financial Statements for the periods ended September 30, 2012 to reflect the change in calculation of the Company’s net book value of its United States natural gas and oil properties.  The principle effect of the restatement is a decrease to our non-cash, after tax, ceiling impairment by $90.9 million in the third quarter of 2012.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Restated)		(Restated)
	(in thousands, except share/per share amounts)
Operating Revenues:
Gas sales	$491,340	$551,770	$1,384,152	$1,544,165
Gas marketing	148,764	176,787	423,503	549,243
Oil sales	1,889	2,157	6,097	7,387
Gas gathering	43,855	36,541	128,293	107,961
	685,848	767,255	1,942,045	2,208,756
Operating Costs and Expenses:
Gas purchases – midstream services	149,651	175,236	423,941	545,518
Operating expenses	61,906	63,911	179,478	175,763
General and administrative expenses	36,121	35,600	129,879	112,955
Depreciation, depletion and amortization	203,935	179,113	605,392	514,180
Impairment of natural gas and oil properties	289,821	–	1,090,473	–
Taxes, other than income taxes	16,252	17,677	51,154	49,429
	757,686	471,537	2,480,317	1,397,845
Operating Income (Loss)	(71,838)	295,718	(538,272)	810,911
Interest Expense:
Interest on debt	25,463	16,696	69,154	48,380
Other interest charges	1,058	902	3,096	3,414
Interest capitalized	(15,915)	(11,941)	(45,945)	(32,531)
	10,606	5,657	26,305	19,263

Other Income (Loss), Net	238	(122)	2,615	321

Income (Loss) Before Income Taxes	(82,206)	289,939	(561,962)	791,969
Provision (Benefit) for Income Taxes:
Current	101	3,491	369	3,691
Deferred	(28,254)	111,275	(210,850)	309,042
	(28,153)	114,766	(210,481)	312,733
Net Income (Loss)	$(54,053)	$175,173	$(351,481)	$479,236

Earnings (Loss) Per Share:
Basic	$(0.16)	$0.50	$(1.01)	$1.38
Diluted	$(0.16)	$0.50	$(1.01)	$1.37

Weighted Average Common Shares Outstanding:
Basic	348,649,630	347,239,793	348,272,192	347,070,330
Diluted	348,649,630	349,998,789	348,272,192	349,891,885

See the accompanying notes which are an integral part of these unaudited condensed consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Restated)		(Restated)
	(in thousands)

Net income (loss)	$(54,053)	$175,173	$(351,481)	$479,236

Change in derivatives:
Reclassification to earnings (1)	(94,996)	(49,436)	(310,882)	(113,850)
Ineffectiveness (2)	322	1,574	(1,215)	307
Change in fair value of derivative instruments (3)	(36,468)	170,251	93,985	259,559
Total change in derivatives	(131,142)	122,389	(218,112)	146,016

Change in value of pension and other postretirement liabilities:
Amortization of prior service cost included in net periodic pension cost (4)	254	197	762	590

Change in currency translation adjustment	997	(1,219)	962	(831)

Comprehensive income (loss)	$(183,944)	$296,540	$(567,869)	$625,011

(1)	Net of ($62.2), ($31.6), ($202.6) and ($72.8) million in taxes for the three months ended September 30, 2012 and 2011, and the nine months ended September 30, 2012 and 2011, respectively.

(2)	Net of $0.2, $1.0, ($0.8) and $0.2 million in taxes for the three months ended September 30, 2012 and 2011, and the nine months ended September 30, 2012 and 2011, respectively.

(3)	Net of ($22.1), $108.8, $62.7 and $165.9 million in taxes for the three months ended September 30, 2012 and 2011, and the nine months ended September 30, 2012 and 2011, respectively.

(4)	Net of $0.2,$0.2, $0.5 and $0.4 million in taxes for the three months ended September 30, 2012 and 2011, and the nine months ended September 30, 2012 and 2011, respectively.

See the accompanying notes which are an integral part of these unaudited condensed consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2012	2011
	(Restated)
ASSETS	(in thousands)
Current assets:
Cash and cash equivalents	$18,560	$15,627
Restricted cash	127,074	–
Accounts receivable	297,773	341,915
Inventories	30,630	46,234
Hedging asset	300,861	514,465
Other	71,849	60,037
Total current assets	846,747	978,278
Natural gas and oil properties, using the full cost method, including $1,130.4 million in 2012 and $942.9 million in 2011 excluded from amortization	10,855,274	9,544,708
Gathering systems	1,087,139	980,647
Other	564,490	535,464
Less: Accumulated depreciation, depletion and amortization	(6,131,344)	(4,415,339)
Total property and equipment, net	6,375,559	6,645,480
Other assets	134,256	279,139
TOTAL ASSETS	$7,356,562	$7,902,897

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$468,646	$514,071
Taxes payable	36,902	40,691
Interest payable	14,232	20,565
Advances from partners	110,237	84,082
Current deferred income taxes	116,463	194,163
Other	14,685	31,341
Total current liabilities	761,165	884,913
Long-term debt	1,695,342	1,342,100
Deferred income taxes	1,313,584	1,586,798
Pension and other postretirement liabilities	18,141	20,338
Other long-term liabilities	141,321	99,444
Total long-term liabilities	3,168,388	3,048,680
Commitments and contingencies (Note 10)
Equity:
Common stock, $0.01 par value; authorized 1,250,000,000 shares; issued 350,415,917 shares in 2012 and 349,058,501 in 2011	3,504	3,491
Additional paid-in capital	928,322	903,399
Retained earnings	2,304,733	2,656,214
Accumulated other comprehensive income	192,040	408,428
Common stock in treasury, 66,791 shares in 2012 and 98,889 in 2011	(1,590)	(2,228)
Total equity	3,427,009	3,969,304
TOTAL LIABILITIES AND EQUITY	$7,356,562	$7,902,897

See the accompanying notes which are an integral part of these these unaudited condensed consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended
	September 30,
	2012	2011
	(Restated)
	(in thousands)
Cash Flows From Operating Activities
Net income (loss)	$(351,481)	$479,236
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	608,167	516,891
Impairment of natural gas and oil properties	1,090,473	–
Deferred income taxes	(210,850)	309,042
Unrealized gain on derivatives	(2,890)	905
Stock-based compensation	8,226	6,619
Other	312	(353)
Change in assets and liabilities:
Accounts receivable	44,148	4,664
Inventories	16,608	(5,993)
Accounts payable	(11,050)	1,539
Taxes payable	(3,789)	(21,165)
Interest payable	(2,306)	(9,365)
Advances from partners	26,155	14,568
Other assets and liabilities	(19,246)	3,623
Net cash provided by operating activities	1,192,477	1,300,211

Cash Flows From Investing Activities
Capital investments	(1,623,751)	(1,543,549)
Proceeds from sale of property and equipment	201,161	121,546
Transfers to restricted cash	(167,774)	(85,040)
Transfers from restricted cash	40,700	15,779
Other	5,239	4,940
Net cash used in investing activities	(1,544,425)	(1,486,324)

Cash Flows From Financing Activities
Payments on current portion of long-term debt	(600)	(600)
Payments on revolving long-term debt	(1,774,000)	(2,575,000)
Borrowings under revolving long-term debt	1,129,000	2,753,600
Change in bank drafts outstanding	1,627	10,621
Proceeds from issuance of long-term debt	998,780	–
Debt issuance costs	(8,338)	–
Revolving credit facility costs	–	(10,211)
Proceeds from exercise of common stock options	8,422	4,844
Net cash provided by financing activities	354,891	183,254

Effect of exchange rate changes on cash	(10)	97
Increase (decrease) in cash and cash equivalents	2,933	(2,762)
Cash and cash equivalents at beginning of year	15,627	16,055
Cash and cash equivalents at end of period	$18,560	$13,293

See the accompanying notes which are an integral part of

these unaudited condensed consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

					Accumulated
	Common Stock		Additional		Other	Common
	Shares		Paid-In	Retained	Comprehensive	Stock in
	Issued	Amount	Capital	Earnings	Income (Loss)	Treasury	Total

	(in thousands)

Balance at December 31, 2011	349,059	$3,491	$903,399	$2,656,214	$408,428	$(2,228)	$3,969,304
Comprehensive loss:
Net loss	–	–	–	(351,481)	–	–	(351,481)
Other comprehensive loss	–	–	–	–	(216,388)	–	(216,388)
Total comprehensive loss	–	–	–	–	–	–	(567,869)

Stock-based compensation	–	–	16,014	–	–	–	16,014
Exercise of stock options	1,422	14	8,408	–	–	–	8,422
Issuance of restricted stock	12	–	–	–	–	–	–
Cancellation of restricted stock	(77)	(1)	1	–	–	–	–
Treasury stock – non-qualified plan	–	–	500	–	–	638	1,138

Balance at September 30, 2012 (Restated)	350,416	$3,504	$928,322	$2,304,733	$192,040	$(1,590)	$3,427,009

See the accompanying notes which are an integral part of these unaudited condensed consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) FINANCIAL STATEMENT RESTATEMENT

In connection with the preparation of our 2012 annual report, management of Southwestern Energy Company (“Company”), and the Audit Committee of the Board of Directors determined that the calculation we had prepared in the third quarter of 2012 to determine whether the Company’s net book value of its United States natural gas and oil properties exceeded the ceiling did not meet the technical requirements of Regulation S-X Rule 4-10 of the Securities and Exchange Commission.  The Company calculated its full cost ceiling value without consideration of the tax benefit of capitalized intangible drilling costs resulting in an overstatement of the non-cash impairment of natural gas and oil properties recorded for those periods.

The Company has restated the Condensed Consolidated Financial Statements for the period ended September 30, 2012 to reflect the change in calculation of the Company’s net book value of its United States natural gas and oil properties.  The principle effect of the restatement is a decrease to our non-cash, after tax, ceiling impairment by $90.9 million in the three and nine months ended September 30, 2012.

In this Form 10-Q/A, the Company is restating the Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2012. The effect of the restatement on Condensed Consolidated Statements of Operations, Condensed Consolidated Balance Sheets, and Condensed Consolidated Statements of Cash Flows are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012		September 30, 2012
	Previously Reported	As Restated	Previously Reported	As Restated

	(in thousands, except per/share data)		(in thousands, except per/share data)
Consolidated Statements of Income
Depreciation, depletion and amortization	$200,655	$203,935	$602,112	$605,392
Impairment of natural gas and oil properties	$441,465	$289,821	$1,377,364	$1,090,473
Deferred Benefit for Income Taxes	$(85,856)	$(28,254)	$(320,731)	$(210,850)
Net Loss	$(144,815)	$(54,053)	$(525,211)	$(351,481)
Loss Per Share:
Basic	$(0.42)	$(0.16)	$(1.51)	$(1.01)
Diluted	$(0.42)	$(0.16)	$(1.51)	$(1.01)

	At September 30, 2012
	Previously Reported	As Restated

	(in thousands)
Consolidated Balance Sheet
Accumulated depreciation, depletion and amortization	$(6,414,955)	$(6,131,344)
Deferred income taxes	$1,203,703	$1,313,584
Retained earnings	$2,131,003	$2,304,733

	For the Nine Months Ended
	September 30, 2012
	Previously Reported	As Restated

	(in thousands)
Cash Flows From Operating Activities
Net loss	$(525,211)	$(351,481)
Impairment of natural gas and oil properties	$1,377,364	$1,090,473
Deferred income taxes	$(320,731)	$(210,850)

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

(5) INVENTORY

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

Using the average quoted price from the first day of each month from the previous 12 months for Henry Hub natural gas of $2.83 per MMBtu and $91.48 per barrel for West Texas Intermediate oil, adjusted for market differentials, the Company’s net book value of its United States natural gas and oil properties exceeded the ceiling by approximately $185.7 million (net of tax) at September 30, 2012 and resulted in a non-cash ceiling test impairment.  Cash flow hedges of natural gas production in place increased the ceiling by $330.6 million at September 30, 2012.  In the second quarter of 2012, the Company’s net book value of its United States natural gas and oil properties exceeded the ceiling by approximately $496.4 million (net of tax) at June 30, 2012 and resulted in a non-cash ceiling test impairment.  Decreases in average quoted prices from September 30, 2012 levels as well as changes in production rates, levels of reserves, capitalized costs, the evaluation of costs excluded from amortization, future development costs, service costs and taxes could result in future ceiling test impairments.

All of the Company’s costs directly associated with the acquisition and evaluation of properties in New Brunswick, Canada relating to its exploration program at September 30, 2012 were unproved and did not exceed the ceiling amount.  If the exploration program in Canada is unsuccessful on all or a portion of these properties, a ceiling test impairment may result in the future.

(7) EARNINGS PER SHARE

The following table presents the computation of earnings per share for the three- and nine-month periods ended September 30, 2012 and 2011:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Restated)		(Restated)

Net income (loss) (in thousands)	$(54,053)	$175,173	$(351,481)	$479,236

Number of common shares:
Weighted average outstanding	348,649,630	347,239,793	348,272,192	347,070,330
Issued upon assumed exercise of outstanding stock options	–	2,490,783	–	2,591,687
Effect of issuance of nonvested restricted common stock	–	268,213	–	229,868
Weighted average and potential dilutive outstanding(1)	348,649,630	349,998,789	348,272,192	349,891,885

Earnings (loss) per share:
Basic	$(0.16)	$0.50	$(1.01)	$1.38

Diluted	$(0.16)	$0.50	$(1.01)	$1.37

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

 (10) DEBT

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

	Exploration
	and	Midstream
	Production	Services	Other		Total

	(in thousands)
Three months ended September 30, 2012: (Restated)
Revenues from external customers	$493,204	$192,619	$25		$685,848
Intersegment revenues	(981)	409,720	824		409,563
Operating income (loss)(1)	(147,744)	75,488	418		(71,838)
Other income (loss), net	213	27	(2)		238
Depreciation, depletion and amortization expense	192,994	10,620	321		203,935
Impairment of natural gas and oil properties	289,821	–	–		289,821
Interest expense(2)	6,707	3,659	240		10,606
Provision (benefit) for income taxes(2)	(55,220)	27,006	61		(28,153)
Assets	5,854,055	1,158,638	343,869	(3)	7,356,562
Capital investments(4)	385,585	31,693	7,608		424,886

Three months ended September 30, 2011:
Revenues from external customers	$553,913	$213,328	$14		$767,255
Intersegment revenues	1,707	530,503	818		533,028
Operating income	228,476	66,837	405		295,718
Other income (loss), net	(17)	(109)	4		(122)
Depreciation, depletion and amortization expense	169,391	9,414	308		179,113
Interest expense(2)	2,003	3,654	–		5,657
Provision for income taxes(2)	89,811	24,791	164		114,766
Assets	5,827,527	1,116,333	270,247	(3)	7,214,107
Capital investments(4)	421,182	32,158	17,095		470,435

	Exploration
	and	Midstream
	Production	Services	Other		Total
	(in thousands)
Nine months ended September 30, 2012: (Restated)
Revenues from external customers	$1,390,156	$551,796	$93		$1,942,045
Intersegment revenues	(1,716)	1,085,392	2,459		1,086,135
Operating income (loss)(1)	(756,126)	216,598	1,256		(538,272)
Other income (loss), net	(34)	4	2,645		2,615
Depreciation, depletion and amortization expense	571,934	32,499	959		605,392
Impairment of natural gas and oil properties	1,090,473	–	–		1,090,473
Interest expense(2)	14,459	10,904	942		26,305
Provision (benefit) for income taxes(2)	(289,875)	78,268	1,126		(210,481)
Assets	5,854,055	1,158,638	343,869	(3)	7,356,562
Capital investments(4)	1,450,569	105,576	30,486		1,586,631

Nine months ended September 30, 2011:
Revenues from external customers	$1,551,538	$657,204	$14		$2,208,756
Intersegment revenues	10,120	1,526,504	2,387		1,539,011
Operating income	629,298	180,398	1,215		810,911
Other income (loss), net	332	(28)	17		321
Depreciation, depletion and amortization expense	486,130	27,170	880		514,180
Interest expense(2)	5,706	13,557	–		19,263
Provision for income taxes(2)	246,685	65,560	488		312,733
Assets	5,827,527	1,116,333	270,247	(3)	7,214,107
Capital investments(4)	1,365,434	137,998	53,506		1,556,938

(1)The operating loss for the E&P segment includes a $289.8 million and $1,090.5 million non-cash ceiling test impairment of our natural gas and oil properties for the three and nine-months ended September 30, 2012 respectively.

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

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Three months ended September 30, 2012: (Restated)
Operating revenues	$–	$642,082	$121,343	$(77,577)	$685,848
Operating costs and expenses:
Gas purchases – midstream services	–	149,765	–	(114)	149,651
Operating expenses	–	106,293	32,277	(76,664)	61,906
General and administrative expenses	–	30,818	6,102	(799)	36,121
Depreciation, depletion and amortization	–	193,057	10,878	–	203,935
Impairment of natural gas and oil properties	–	289,821	–	–	289,821
Taxes, other than income taxes	–	13,513	2,739	–	16,252
Total operating costs and expenses	–	783,267	51,996	(77,577)	757,686
Operating income (loss)	–	(141,185)	69,347	–	(71,838)
Other income, net	–	216	22	–	238
Equity in earnings of subsidiaries	(54,053)	–	–	54,053	–
Interest expense	–	7,200	3,406	–	10,606
Income (loss) before income taxes	(54,053)	(148,169)	65,963	54,053	(82,206)
Provision (benefit) for income taxes	–	(53,903)	25,750	–	(28,153)
Net income (loss)	(54,053)	(94,266)	40,213	54,053	(54,053)
Comprehensive income (loss)	$(183,944)	$(225,408)	$41,210	$184,198	$(183,944)

Three months ended September 30, 2011:
Operating revenues	$–	$730,826	$105,486	$(69,057)	$767,255
Operating costs and expenses:
Gas purchases – midstream services	–	175,729	–	(493)	175,236
Operating expenses	–	101,645	30,034	(67,768)	63,911
General and administrative expenses	–	34,030	2,366	(796)	35,600
Depreciation, depletion and amortization	–	169,446	9,667	–	179,113
Taxes, other than income taxes	–	13,731	3,946	–	17,677
Total operating costs and expenses	–	494,581	46,013	(69,057)	471,537
Operating income	–	236,245	59,473	–	295,718
Other loss, net	–	(16)	(106)	–	(122)
Equity in earnings of subsidiaries	175,173	–	–	(175,173)	–
Interest expense	–	2,376	3,281	–	5,657
Income (loss) before income taxes	175,173	233,853	56,086	(175,173)	289,939
Provision for income taxes	–	92,725	22,041	–	114,766
Net income (loss)	175,173	141,128	34,045	(175,173)	175,173
Comprehensive income (loss)	$296,540	$263,517	$32,826	$(296,343)	$296,540

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Nine months ended September 30, 2012: (Restated)
Operating revenues	$–	$1,814,001	$350,064	$(222,020)	$1,942,045
Operating costs and expenses:
Gas purchases – midstream services	–	424,425	–	(484)	423,941
Operating expenses	–	311,165	87,461	(219,148)	179,478
General and administrative expenses	–	111,567	20,700	(2,388)	129,879
Depreciation, depletion and amortization	–	572,139	33,253	–	605,392
Impairment of natural gas and oil properties	–	1,090,473	–	–	1,090,473
Taxes, other than income taxes	–	42,159	8,995	–	51,154
Total operating costs and expenses	–	2,551,928	150,409	(222,020)	2,480,317
Operating income (loss)	–	(737,927)	199,655	–	(538,272)
Other income (loss), net	–	(23)	2,638	–	2,615
Equity in earnings of subsidiaries	(351,481)	–	–	351,481	–
Interest expense	–	15,460	10,845	–	26,305
Income (loss) before income taxes	(351,481)	(753,410)	191,448	351,481	(561,962)
Provision (benefit) for income taxes	–	(285,231)	74,750	–	(210,481)
Net income (loss)	(351,481)	(468,179)	116,698	351,481	(351,481)
Comprehensive income (loss)	$(567,869)	$(686,291)	$117,660	$568,631	$(567,869)

Nine months ended September 30, 2011:
Operating revenues	$–	$2,101,099	$299,252	$(191,595)	$2,208,756
Operating costs and expenses:
Gas purchases – midstream services	–	546,731	–	(1,213)	545,518
Operating expenses	–	276,974	86,811	(188,022)	175,763
General and administrative expenses	–	101,372	13,943	(2,360)	112,955
Depreciation, depletion and amortization	–	485,546	28,634	–	514,180
Taxes, other than income taxes	–	41,206	8,223	–	49,429
Total operating costs and expenses	–	1,451,829	137,611	(191,595)	1,397,845
Operating income	–	649,270	161,641	–	810,911
Other income (loss), net	–	345	(24)	–	321
Equity in earnings of subsidiaries	479,236	–	–	(479,236)	–
Interest expense	–	7,769	11,494	–	19,263
Income (loss) before income taxes	479,236	641,846	150,123	(479,236)	791,969
Provision for income taxes	–	253,738	58,995	–	312,733
Net income (loss)	479,236	388,108	91,128	(479,236)	479,236
Comprehensive income (loss)	$625,011	$534,124	$90,297	$(624,421)	$625,011

CONDENSED CONSOLIDATING BALANCE SHEETS
(Unaudited)

	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
			(Restated)
	(in thousands)
September 30, 2012:

ASSETS

Cash and cash equivalents	$16,961	$1,365	$234	$–	$18,560
Restricted cash	127,074	–	–	–	127,074
Accounts receivable	3,269	271,542	22,962	–	297,773
Inventories	–	29,672	958	–	30,630
Other current assets	6,472	355,779	10,459	–	372,710
Total current assets	153,776	658,358	34,613	–	846,747

Intercompany receivables	2,205,219	34	25,142	(2,230,395)	–

Property and equipment	210,717	11,058,390	1,237,796	–	12,506,903
Less: Accumulated depreciation, depletion and amortization	(73,829)	(5,885,131)	(172,384)	–	(6,131,344)
	136,888	5,173,259	1,065,412	–	6,375,559

Investments in subsidiaries (equity method)	2,521,938	–	–	(2,521,938)	–

Other assets	35,276	80,783	18,197	–	134,256

Total assets	$5,053,097	$5,912,434	$1,143,364	$(4,752,333)	$7,356,562

LIABILITIES AND EQUITY

Accounts payable	$133,968	$352,240	$33,572	$–	$519,780
Other current liabilities	6,962	232,336	2,087	–	241,385
Total current liabilities	140,930	584,576	35,659	–	761,165

Intercompany payables	–	2,003,287	227,108	(2,230,395)	–

Long-term debt	1,695,342	–	–	–	1,695,342
Deferred income taxes	(96,550)	1,093,997	316,137	–	1,313,584
Other liabilities	60,096	93,475	5,891	–	159,462
Total liabilities	1,799,818	3,775,335	584,795	(2,230,395)	3,929,553
Commitments and contingencies
Total equity	3,253,279	2,137,099	558,569	(2,521,938)	3,427,009

Total liabilities and equity	$5,053,097	$5,912,434	$1,143,364	$(4,752,333)	$7,356,562

CONDENSED CONSOLIDATING BALANCE SHEETS
(Unaudited)

	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in thousands)
December 31, 2011:

ASSETS

Cash and cash equivalents	$14,711	$–	$916	$–	$15,627
Accounts receivable	2,914	309,038	29,963	–	341,915
Inventories	–	45,260	974	–	46,234
Other current assets	6,087	563,635	4,780	–	574,502
Total current assets	23,712	917,933	36,633	–	978,278

Intercompany receivables	2,053,132	53	23,517	(2,076,702)	–

Property and equipment	180,300	9,731,944	1,148,575	–	11,060,819
Less: Accumulated depreciation, depletion and amortization	(57,254)	(4,220,205)	(137,880)	–	(4,415,339)
	123,046	5,511,739	1,010,695	–	6,645,480

Investments in subsidiaries (equity method)	3,256,195	–	–	(3,256,195)	–

Other assets	28,641	227,152	23,346	–	279,139

Total assets	$5,484,726	$6,656,877	$1,094,191	$(5,332,897)	$7,902,897

LIABILITIES AND EQUITY

Accounts payable	$205,341	$332,710	$37,276	$–	$575,327
Other current liabilities	5,912	301,170	2,504	–	309,586
Total current liabilities	211,253	633,880	39,780	–	884,913

Intercompany payables	–	1,628,750	447,952	(2,076,702)	–

Long-term debt	1,342,100	–	–	–	1,342,100
Deferred income taxes	(97,045)	1,442,576	241,267	–	1,586,798
Other liabilities	59,114	54,826	5,842	–	119,782
Total liabilities	1,515,422	3,760,032	734,841	(2,076,702)	3,933,593
Commitments and contingencies
Total equity	3,969,304	2,896,845	359,350	(3,256,195)	3,969,304

Total liabilities and equity	$5,484,726	$6,656,877	$1,094,191	$(5,332,897)	$7,902,897

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)

Nine months ended September 30, 2012: (Restated)
Net cash provided by (used in) operating activities	$(55,324)	$915,885	$331,916	$–	$1,192,477
Investing activities:
Capital investments	(38,946)	(1,452,061)	(132,744)	–	(1,623,751)
Proceeds from sale of property and equipment	144	169,149	31,868	–	201,161
Transfers to restricted cash	(167,774)	–	–	–	(167,774)
Transfers from restricted cash	40,700	–	–	–	40,700
Other	16,575	(24,340)	13,004	–	5,239
Net cash used in investing activities	(149,301)	(1,307,252)	(87,872)	–	(1,544,425)
Financing activities:
Intercompany activities	(148,027)	392,732	(244,705)	–	–
Payments on current portion of long-term debt	(600)	–	–	–	(600)
Payments on revolving long-term debt	(1,774,000)	–	–	–	(1,774,000)
Borrowing under revolving long-term debt	1,129,000	–	–	–	1,129,000
Proceeds from issuance of long-term debt	998,780	–	–	–	998,780
Other Items	1,722	–	(11)	–	1,711
Net cash provided by (used in) financing activities	206,875	392,732	(244,716)	–	354,891
Effect of exchange rate changes on cash	–	–	(10)	–	(10)
Increase (decrease) in cash and cash equivalents	2,250	1,365	(682)	–	2,933
Cash and cash equivalents at beginning of year	14,711	–	916	–	15,627
Cash and cash equivalents at end of period	$16,961	$1,365	$234	$–	$18,560

Nine months ended September 30, 2011:
Net cash provided by (used in) operating activities	$(23,901)	$1,146,062	$178,050	$–	$1,300,211
Investing activities:
Capital investments	(53,085)	(1,333,977)	(156,487)	–	(1,543,549)
Proceeds from sale of property and equipment	–	121,281	265	–	121,546
Transfers to restricted cash	(85,040)	–	–	–	(85,040)
Transfers from restricted cash	15,779	–	–	–	15,779
Other	11,046	(31,564)	25,458	–	4,940
Net cash used in investing activities	(111,300)	(1,244,260)	(130,764)	–	(1,486,324)
Financing activities:
Intercompany activities	(44,592)	92,018	(47,426)	–	–
Payments on current portion of long-term debt	(600)	–	–	–	(600)
Payments on revolving long-term debt	(2,575,000)	–	–	–	(2,575,000)
Borrowings under revolving long-term debt	2,753,600	–	–	–	2,753,600
Other items	5,254	–	–	–	5,254
Net cash provided by (used in) financing activities	138,662	92,018	(47,426)	–	183,254
Effect of exchange rate changes on cash	–	–	97	–	97
Increase (decrease) in cash and cash equivalents	3,461	(6,180)	(43)	–	(2,762)
Cash and cash equivalents at beginning of year	8,381	7,631	43	–	16,055
Cash and cash equivalents at end of period	$11,842	$1,451	$–	$–	$13,293

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

Three Months Ended September 30, 2012 Compared with Three Months Ended September 30, 2011

We reported a net loss of $54.1 million for the three months ended September 30, 2012, or $0.16 per diluted share, compared to net income of $175.2 million, or $0.50 per diluted share, for the comparable period in 2011.  The loss for the three months ended September 30, 2012 includes a $289.8 million, or $185.7 million net of taxes, non-cash ceiling impairment of our natural gas and oil properties.

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

Our E&P segment reported an operating loss of $147.7 million for the three months ended September 30, 2012, down $376.2 million from the comparable period of 2011, due to the $289.8 million non-cash ceiling test impairment of our natural gas and oil properties, decreased prices realized from the sale of our natural gas production of $129.9 million and an increase in operating costs and expenses of $23.0 million associated with higher natural gas production volumes, which were partially offset by an increase in revenues of $66.7 million from higher natural gas production volumes.

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

Nine Months Ended September 30, 2012 Compared with Nine Months Ended September 30, 2011

We reported a net loss of $351.5 million for the nine months ended September 30, 2012, or $1.01 per diluted share, compared to net income of $479.2 million, or $1.37 per diluted share, for the comparable period in 2011.

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

Our E&P segment reported an operating loss of $756.1 million for the nine months ended September 30, 2012, down $1,385.4 million from the comparable period of 2011, due to the $1,090.5 million non-cash ceiling test impairment of our natural gas and oil properties, decreased prices realized from the sale of our natural gas production of $376.1 million and an increase in operating costs and expenses of $121.7 million associated with higher natural gas production volumes, which were partially offset by an increase in revenues of $205.9 million from higher natural gas production volumes.

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

Exploration and Production
	For the three months		For the nine months
	ended September 30,		ended September 30,
	2012	2011	2012	2011
	(Restated)		(Restated)

Revenues (in thousands)	$492,223	$555,620	$1,388,440	$1,561,658
Impairment of natural gas and oil properties (in thousands)	$289,821	$–	$1,090,473	$–
Operating costs and expenses (in thousands)	$350,146	$327,144	$1,054,093	$932,360
Operating income (loss) (in thousands)	$(147,744)	$228,476	$(756,126)	$629,298

Gas production (Bcf)	144.2	128.7	414.7	366.2
Oil production (MBbls)	19	24	59	79
Total production (Bcfe)	144.3	128.9	415.1	366.7

Average gas price per Mcf, including hedges	$3.40	$4.30	$3.34	$4.24
Average gas price per Mcf, excluding hedges	$2.35	$3.71	$2.12	$3.75
Average oil price per Bbl	$99.67	$88.35	$102.89	$93.54

Average unit costs per Mcfe:
Lease operating expenses	$0.79	$0.86	$0.80	$0.84
General & administrative expenses	$0.21	$0.25	$0.26	$0.26
Taxes, other than income taxes	$0.09	$0.11	$0.10	$0.11
Full cost pool amortization	$1.30	$1.28	$1.34	$1.29

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

Operating Income

We recorded an operating loss from our E&P segment of $147.7 million for the three months ended September 30, 2012, which represents a decline of $376.2 million from the same period in 2011.  The operating loss was primarily due to the $289.8 million non-cash ceiling test impairment, driven by lower natural gas prices, a decline in revenues of $63.4 million, and an increase in other operating costs and expenses of $23.0 million associated with higher natural gas production volumes.  We recorded an operating loss from our E&P segment of $756.1 million for the nine months ended September 30, 2012, which represents a decline of $1,385.4 million from the same period in 2011.  The operating loss was primarily due to the $1,090.5 million non-cash ceiling test impairment, driven by lower natural gas prices, a decline in revenues of $173.2 million, and an increase in other operating costs and expenses of $121.7 million associated with higher natural gas production volumes.

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

Our full cost pool amortization rate averaged $1.30 per Mcfe for the three months ended September 30, 2012 and 2011, respectively. For the first nine months of 2012, our full cost pool amortization rate averaged $1.34 per Mcfe compared to $1.29 per Mcfe for the same period in 2011.  The amortization rate is impacted by the timing and amount of reserve additions and the costs associated with those additions, revisions of previous reserve estimates due to both price and well performance, write-downs that result from full cost ceiling tests, proceeds from the sale of properties that reduce the full cost pool and the levels of costs subject to amortization.  We cannot predict our future full cost pool amortization rate with accuracy due to the variability of each of the factors discussed above, as well as other factors, including but not limited to the uncertainty of the amount of future reserves.  Using the first-day-of-the-month prices of natural gas for the first ten months of 2012 and NYMEX strip prices for the remainder of 2012, as applicable, the prices required to be used to determine the ceiling amount in our full cost ceiling test is likely to require a write-down in the fourth quarter of 2012.

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

Income Taxes

Our effective tax rates were 37.5% and 39.5% for the nine months ended September 30, 2012 and 2011, respectively. The effective tax rate is lower in 2012 primarily due to the $1,090.5 million non-cash impairment of our gas and oil properties and state income taxes.  For the nine months ended September 30, 2012, we recorded an income tax benefit of $210.5 million compared to an income tax expense of $312.7 million for the same period in 2011, primarily as a result of the non-cash impairment.

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

For the remainder of 2012, assuming natural gas prices remain at current levels, we may draw on a portion of the funds available under our Credit Facility to fund our planned capital investments (discussed below under “Capital Investments”).  We refer you to Note 9 to the unaudited condensed consolidated financial statements included in this Form 10-Q/A and the section below under “Financing Requirements” for additional discussion of our Credit Facility.

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

At September 30, 2012, our capital structure consisted of 33% debt and 67% equity (exclusive of cash and cash equivalents and restricted cash) and $145.6 million in cash and cash equivalents and restricted cash, compared to 25% debt and 75% equity at December 31, 2011.  Equity at September 30, 2012 included an accumulated other comprehensive gain of $206.7 million related to our hedging activities, partially offset by $15.1 million related to our pension and other postretirement liabilities. The amount recorded in equity for our hedging activities is based on current market values for our hedges at September 30, 2012 and does not necessarily reflect the value that we will receive or pay when the hedges are ultimately settled, nor does it take into account revenues to be received associated with the physical delivery of sales volumes hedged.

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

Item 4. Controls and Procedures.

Background of Restatement

The Company accounts for its oil and natural gas activities using the full-cost accounting rules of Regulation S-X Rule 4-10 of the Securities and Exchange Commission (“SEC”). As part of these rules, the Company reviews the carrying value of its oil and natural gas properties on a quarterly basis via a “ceiling test” (described in Note 6 of the Notes To Unaudited Condensed Consolidated Financial Statements).  In connection with the preparation of its 2012 annual report and related control processes, management discovered that the non-cash ceiling test impairment calculation for the quarter ended September 30, 2012 failed to appropriately include the tax benefit of capitalized intangible drilling costs in the full cost ceiling value resulting in an overstatement of the impairment of natural gas and oil properties recorded for those periods. The errors identified in the non-cash ceiling test impairment calculation necessitated restatement of the Company’s Condensed Consolidated Financial Statements and amendment to the Company’s Form 10-Q for the quarter ended September 30, 2012.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. We did not maintain effective controls over the accuracy and valuation of the non-cash impairment of the natural gas and oil properties. Specifically, we did not design effective controls solely related to the review of the tax benefit associated with capitalized intangible drilling costs within the ceiling calculation of the full cost ceiling test. This control deficiency resulted in a misstatement of the impairment of the natural gas and oil properties, depreciation, depletion and amortization, and related balance sheet accounts and in the restatement of the Company’s Condensed Consolidated Financial Statements in the Company’s Form 10-Q for the quarter ended September 30, 2012.  Additionally, this control deficiency could result in further misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.  As a result, management has concluded that the control deficiency, solely related to the review of the tax benefit associated with capitalized intangible drilling costs within the ceiling calculation of the full cost ceiling test, constitutes a material weakness.

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

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer evaluated, as of September 30, 2012, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) in connection with the Company’s filing of its Third Quarter Report on November 1, 2012. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

However, as described above, the Company recently determined that a material weakness existed in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) and as a result, the Company's Chief Executive Officer and Chief Financial Officer have since concluded that the Company's disclosure controls and procedures were not effective at September 30, 2012.

Changes in Internal Control over Financial Reporting

In January 2012, the Company implemented certain modules in its new Enterprise Resource Planning (ERP) system, including but not limited to, accounting, operational, and supply chain.  Implementing an ERP system involves significant changes in business processes that management believes will provide several benefits including more standardized and efficient processes throughout the Company. This implementation has resulted in material changes to the Company’s internal controls over financial reporting, as that term is defined in Rule 13(a)-15(f) under the Securities Exchange Act of 1934, as amended, for the three months ended September 30, 2012.  Therefore, the Company has modified the design, operation and documentation of certain internal control processes and procedures to address the new environment associated with implementation.  The system changes were undertaken to integrate systems and consolidate information, and were not undertaken in response to any perceived or actual deficiency in the Company’s internal controls over financial reporting.

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