Form 10-K
period 2012-12-31
SOUTHWESTERN ENERGY CO
filed 2013-02-21
CIK 7332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was $ 10,933,390,189 based on the New York Stock Exchange – Composite Transactions closing price on June 29, 2012 of $31.93. For purposes of this calculation, the registrant has assumed that its directors and executive officers are affiliates.

As of February 15, 2013, the number of outstanding shares of the registrant’s Common Stock, par value $0.01, was 351,097,392.
Document Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be filed with respect to the annual meeting of stockholders to be held on or about May 21, 2013 are incorporated by reference into Part III of this Form 10-K.

SOUTHWESTERN ENERGY COMPANY
ANNUAL REPORT ON FORM 10-K
For Fiscal Year Ended December 31, 2012

TABLE OF CONTENTS
		Page
PART I
Item 1.	Business	3
	Glossary of Certain Industry Terms	21
Item 1A.	Risk Factors	26
Item 1B.	Unresolved Staff Comments	37
Item 2.	Properties	37
Item 3.	Legal Proceedings	42
Item 4.	Mine Safety Disclosures	43

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	44
	Stock Performance Graph	45
Item 6.	Selected Financial Data	46
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	48
	Overview	48
	Results of Operations	50
	Liquidity and Capital Resources	55
	Critical Accounting Policies and Estimates	58
	Cautionary Statement about Forward-Looking Statements	62
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	63
Item 8.	Financial Statements and Supplementary Data	66
	Index to Consolidated Financial Statements	66
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	112
Item 9A.	Controls and Procedures	112
Item 9B.	Other Information	112

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	113
Item 11.	Executive Compensation	114
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	114
Item 13.	Certain Relationships and Related Transactions, and Director Independence	114
Item 14.	Principal Accounting Fees and Services	115

PART IV
Item 15.	Exhibits, Financial Statement Schedules	115

EXHIBIT INDEX		117

This Annual Report on Form 10-K includes certain statements that may be deemed to be “forward-looking” within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. We refer you to “Risk Factors” in Item 1A of Part I and to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cautionary Statement about Forward-Looking Statements” in Item 7 of Part II of this Form 10-K for a discussion of factors that could cause actual results to differ materially from any such forward-looking statements. The electronic version of this Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those forms filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge as soon as reasonably practicable after they are filed with the Securities and Exchange Commission, or SEC, on our website at www.swn.com.  Our corporate governance guidelines and the charters of the Audit, Compensation, Nominating and Governance and Retirement Committees of our Board of Directors are available on our website, and are available in print free of charge to any stockholder upon request.

We file periodic reports and proxy statements with the SEC. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. The public may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We file our reports with the SEC electronically. The SEC maintains an internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of the SEC’s website is www.sec.gov.

ITEM 1. BUSINESS

Southwestern Energy Company is an independent energy company engaged in natural gas and oil exploration, development and production (E&P). We are also focused on creating and capturing additional value through our natural gas gathering and marketing businesses, which we refer to as Midstream Services.

Exploration and Production - Our primary business is the exploration for and production of natural gas and oil, with our current operations being principally focused within the United States on development of an unconventional natural gas reservoir located on the Arkansas side of the Arkoma Basin, which we refer to as the Fayetteville Shale play.  We are also actively engaged in exploration and production activities in Pennsylvania, where we are targeting the unconventional natural gas reservoir known as the Marcellus Shale, and to a lesser extent in Texas and in Arkansas and Oklahoma in the Arkoma Basin.  We also actively seek to find and develop new oil and natural gas plays with significant exploration and exploitation potential, which we refer to as “New Ventures.”  We primarily conduct our exploration and production operations through our wholly-owned subsidiaries, SEECO, Inc., or SEECO, and Southwestern Energy Production Company, or SEPCO.  SEECO operates exclusively in Arkansas where it holds a large base of both developed and undeveloped natural gas reserves, and conducts the Fayetteville Shale drilling program and the conventional Arkoma Basin operations in the Arkoma Basin.  SEPCO conducts development drilling, exploration programs and production operations in Pennsylvania, Oklahoma, Texas, Arkansas and Louisiana.  SWN Drilling Company, Inc., formerly known as DeSoto Drilling, Inc., a wholly-owned subsidiary of SEPCO, operates drilling rigs in Arkansas, Pennsylvania and Louisiana, as well as other operating areas.  We also provide oilfield products and services through DeSoto Sand, L.L.C. and SWN Well Services, L.L.C., both of which are wholly-owned subsidiaries of SWN E&P Services, L.L.C.  Our Canadian operations are conducted by our subsidiary, SWN Resources Canada Inc.

Midstream Services - We engage in natural gas gathering activities in Arkansas, Texas and Pennsylvania through our gathering subsidiaries, DeSoto Gathering Company, L.L.C., or DeSoto Gathering, and Angelina Gathering Company, L.L.C., or Angelina Gathering. DeSoto Gathering and Angelina Gathering primarily support our E&P operations and generate revenue from fees associated with gathering of natural gas. Our natural gas marketing subsidiary, Southwestern Energy Services Company, or SES, captures downstream opportunities which arise through the marketing and transportation of the natural gas produced in our E&P operations.

The vast majority of our operating income and earnings before interest, taxes, depreciation, depletion and amortization, or EBITDA, is derived from our E&P business.  In 2012, 64% of our operating income and 79% of our EBITDA were generated from our E&P business, absent our $1,939.7 million, or $1,192.4 million net of taxes, non-cash ceiling test impairment of our natural gas and oil properties, compared to 77% of our operating income and 84% of our EBITDA in 2011, and 81% of our operating income and 86% of our EBITDA in 2010.  In 2012, 36% of our operating income and 21% of our EBITDA were generated from Midstream Services, absent the non-cash ceiling test impairment of our natural gas and oil properties, compared to 23% of our operating income and 16% of our EBITDA in 2011, and 19% of our operating income and 14% of our EBITDA in 2010.  EBITDA is a non-GAAP measure.  We refer you to “Business — Other Items — Reconciliation of Non-GAAP Measures” in Item 1 of Part I of this Form 10-K for a table that reconciles EBITDA to net income (loss).

Our Business Strategy

Since 1999, our management has been guided by our formula, which represents the essence of our corporate philosophy and how we operate our business:

Our formula, which stands for “The Right People doing the Right Things, wisely investing the cash flow from our underlying Assets will create Value+,” also guides our business strategy.  We are focused on providing long-term growth in the net asset value of our business.  In our E&P business, we prepare an economic analysis for each investment opportunity based upon the expected present value added for each dollar to be invested, which we refer to as Present Value Index, or PVI.  The PVI for each project is determined using a 10% discount rate.  We target creating at least $1.30 of pre-tax PVI for each dollar we invest in our E&P projects.  Our actual PVI results are utilized to help determine the allocation of our future capital investments. The key elements of our business strategy are:

•

Exploit and Develop Our Positions in the Fayetteville Shale and the Marcellus Shale Plays.  Our primary focus is to maximize the value of our significant acreage position in the Fayetteville Shale play, which has provided significant production and reserve growth since we began drilling in the play in 2004. As of December 31, 2012, we held approximately 913,502 net acres in the Fayetteville Shale play, accounting for approximately 75% of our total proved oil and natural gas reserves and approximately 86% of our total oil and natural gas production during 2012.  Additionally, we are actively drilling on portions of our 176,298 net acres in the Marcellus Shale and believe our production and reserves from this play will grow substantially over the next few years.  We intend to further develop our acreage positions in the Fayetteville Shale and the Marcellus Shale plays and improve our well results through the use of advanced technologies and detailed technical analysis of our properties.

•

Grow through New Exploration and Development Activities Focusing on Emerging Unconventional Plays.  We actively seek to find and develop new oil and natural gas plays with significant exploration and exploitation potential, which we refer to as “New Ventures.” Our New Ventures prospects are evaluated based on repeatability, multi-well potential and land availability as well as other criteria, and can be located both inside and outside of the United States.  As of December 31, 2012, we held 3,819,128 net undeveloped acres in connection with our New Ventures prospects, of which 2,518,518 net acres are located in New Brunswick, Canada.

•

Maximize Efficiency through Vertical Integration and Economies of Scale.    In our key operating areas, the concentration of our properties allows us to achieve economies of scale that result in lower costs.  We seek to serve as the operator of the wells in which we have a significant interest.  As the operator, we are better positioned to control the enhancing, drilling, completing and producing of wells and the marketing of production to minimize costs and maximize both production volumes and realized price.  In the Fayetteville Shale play, we have achieved significant cost savings through ownership of our sand mine that is a source of proppant for our well completions and from our other associated oilfield services including operating a fleet of drilling rigs designed specifically for the play.  In late-2012, we also began providing pressure pumping services for a  certain number of our operated well completions in the Fayetteville Shale play.

•

Enhance the Value of Our Midstream Operations.    We have continued to design and improve our gas gathering infrastructure to better manage the physical movement of our production and the costs of our operations.  As of December 31, 2012, we have invested approximately $1,038 million in the 1,852 mile gas gathering system built for our Fayetteville Shale play, which was gathering approximately 2.3 Bcf per day at year-end, and have invested approximately $203 million in 82 miles of gas gathering lines in Pennsylvania and in East Texas.  Our gathering system in the Fayetteville Shale play has developed into a strategic asset that not only supports our E&P operations but also has improved our overall returns on a stand-alone basis.

Recent Developments

2013 Planned Capital Investments and Production Guidance.  Our planned capital investment program for 2013 is approximately $2.0 billion, which includes approximately $1.8 billion for our E&P segment, $160 million for our Midstream Services segment and $40 million for corporate and other purposes.  Our 2013 capital program is expected to be funded primarily by our cash flow from operations and borrowings under our $1.5 billion unsecured revolving credit facility.  The planned capital program for 2013 is flexible and we will reevaluate our proposed investments as needed to take into account prevailing market conditions. Based on our capital program, we also announced our targeted 2013 natural gas and oil production of approximately 628 to 640 Bcfe, an increase of approximately 12% over our 2012 production, using midpoints.

Exploration and Production

Overview

Our operations in our E&P segment are focused primarily on the Fayetteville Shale, an unconventional reservoir located in the Arkoma Basin in Arkansas.  In addition to our Arkansas operations, we are also continuing to expand our drilling program on our acreage in Pennsylvania targeting the Marcellus Shale and we will conduct both conventional and unconventional operations targeting various formations as part of our New Ventures projects, which include unconventional horizontal oil plays targeting the Lower Smackover Brown Dense, or LSBD, formation in Arkansas and Louisiana, the Marmaton and Atoka formations in the Denver-Julesburg Basin in Colorado, the Bakken and Three Forks formations in Montana and exploration activities in New Brunswick, Canada.  We continue to actively seek to develop both conventional and unconventional natural gas and oil resource plays with significant exploration and exploitation potential.

Our E&P segment recorded an operating loss of $1,411.2 million in 2012 as a result of the recognition of a $1,939.7 million, or $1,192.4 million net of taxes, non-cash ceiling test impairment of our natural gas and oil properties recorded for the twelve months ended December 31, 2012. Our E&P segment recorded operating income of $825.1 million in 2011 and operating income of $829.5 million in 2010.  Our operating income in 2012 decreased as the revenue impact of our 13% increase in production was more than offset by the 18% decline in our average realized gas prices, the ceiling test impairment and an increase in operating costs and expenses that resulted from our significant production growth. The slight decrease in operating income in 2011 was primarily due to lower prices realized from the sale of our natural gas production and an increase in operating costs and expenses which was largely offset by a 24% increase in our total natural gas and oil production.   EBITDA from our E&P segment was $1.3 billion in 2012, compared to $1.5 billion in 2011 and $1.4 billion in 2010. Our EBITDA decreased in 2012 as our increased production was more than offset by lower average realized gas prices and increased operating costs and expenses that resulted from our significant production growth.  The increase in our EBITDA in 2011 was due to our increased production volumes which was partially offset by lower average realized gas prices and increased operating costs and expenses.  EBITDA is a non-GAAP measure. We refer you to “Business — Other Items — Reconciliation of Non-GAAP Measures” in Item 1 of Part I of this Form 10-K for a reconciliation of EBITDA to net income (loss) attributable to Southwestern Energy.

Our Proved Reserves

Our estimated proved natural gas and oil reserves were 4,018 Bcfe at year-end 2012, compared to 5,893 Bcfe at year-end 2011 and 4,937 Bcfe at year-end 2010.  The overall decrease in total estimated proved reserves in 2012 was primarily due to the low natural gas price environment.  Since our proved reserves are primarily natural gas and as such our reserve estimates and the after-tax PV-10 measure is highly dependent upon the natural gas price used in the after-tax PV-10 calculation.  The average prices utilized to value our estimated proved natural gas and oil reserves as of December 31, 2012 were $2.76 per MMBtu for natural gas and $91.21 per barrel for oil compared to $4.12 per MMBtu for natural gas and $92.71 per barrel for oil at December 31, 2011 and $4.38 per MMBtu for natural gas and $75.96 per barrel for oil at December 31, 2010.

The after-tax PV-10, or standardized measure of discounted future net cash flows relating to proved natural gas and oil reserve quantities, was $2.1 billion at year-end 2012, compared to $3.5 billion at year-end 2011 and $3.0 billion at year-end 2010.  The decrease in our after-tax PV-10 value in 2012 was primarily caused by the low natural gas price environment. The increase in our after-tax PV-10 value in 2011 over 2010 was primarily due to the increase in our reserves, partially offset by a decrease in average 2011 prices for natural gas from average 2010 prices. The difference in after-tax PV-10 and pre-tax PV-10 (a non-GAAP measure which is reconciled in the 2012 Proved Reserves by Category and Summary Operating Data table below) is the discounted value of future income taxes on the estimated cash flows.  Our year-end 2012 estimated proved reserves had a present value of estimated future net cash flows before income tax, or pre-tax PV-10, of $2.3 billion, compared to $4.8 billion at year-end 2011 and $4.3 billion at year-end 2010.

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

Approximately 100% of our year-end 2012 estimated proved reserves were natural gas and 80% were classified as proved developed, compared to approximately 100% and 55%, respectively, in both 2011 and 2010.  We operate approximately 97% of our reserves, based on the pre-tax PV-10 value of our proved developed producing reserves, and our reserve life index approximated 7.1 years at year-end 2012.  Natural gas sales accounted for nearly 100% of total operating revenues for this segment in 2012, 2011 and 2010.

The following table provides an overall and categorical summary of our oil and natural gas reserves, as of fiscal year-end 2012 based on average fiscal year prices, and our well count, net acreage and PV-10 as of December 31, 2012 and sets forth 2012 annual information related to production and capital investments for each of our operating areas:

2012 PROVED RESERVES BY CATEGORY AND SUMMARY OPERATING DATA

					Ark-La-Tex
	Fayetteville		Marcellus		East		Arkoma		New
	Shale Play		Shale Play		Texas		Basin		Ventures		Total
Estimated Proved Reserves:
Natural Gas (Bcf):
Developed (Bcf)	2,624		374		51		146		1		3,196
Undeveloped (Bcf)	364		442		1		14		–		821
	2,988		816		52		160		1		4,017
Crude Oil (MMBbls):
Developed (MMBbls)	–		–		0.1		–		0.1		0.2
Undeveloped (MMBbls)	–		–		–		–		–		–
	–		–		0.1		–		0.1		0.2
Total Proved Reserves (Bcfe)(1):
Proved Developed (Bcfe)	2,624		374		52		146		1		3,197
Proved Undeveloped (Bcfe)	364		442		1		14		–		821
	2,988		816		53		160		1		4,018
Percent of Total	75%		20%		1%		4%		–		100%

Percent Proved Developed	88%		46%		97%		91%		100%		80%
Percent Proved Undeveloped	12%		54%		3%		9%		–		20%

Production (Bcfe)	486		54		11		14		–		565
Capital Investments (millions)(2)	$991		$507		$5		$6		$337		$1,846
Total Gross Producing Wells(3)	3,228		132		173		1,180		4		4,717
Total Net Producing Wells(3)	2,186		71		110		570		4		2,941

Total Net Acreage	788,849	(4)	176,298	(5)	49,340	(6)	238,940	(7)	3,822,344	(8)	5,075,771
Net Undeveloped Acreage	308,924	(4)	159,078	(5)	1,874	(6)	63,341	(7)	3,819,128	(8)	4,352,345

PV-10:
Pre-tax (millions)(9)	$1,693		$483		$30		$112		$6		$2,324
PV of taxes (millions)(9)	199		57		3		14		–		273
After-tax (millions)(9)	$1,494		$426		$27		$98		$6		$2,051
Percent of Total	73%		21%		1%		5%		–		100%
Percent Operated(10)	97%		99%		97%		89%		100%		97%

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

(2)  Our Total and Fayetteville Shale play capital investments exclude $15 million related to our drilling rig related equipment, sand facility and other equipment.

(3)  Represents all producing wells, including wells in which we only have an overriding royalty interest, as of December 31, 2012.

(4)  Assuming successful wells are not drilled to develop the acreage and leases are not extended, leasehold expiring over the next three years will be 46,007 net acres in 2013, 183,824 net acres in 2014, which includes 153,863 net acres held on federal lands, and 39,071 net acres in 2015.

(5)  Assuming successful wells are not drilled to develop the acreage and leases are not extended, leasehold expiring over the next three years will be 41,860 net acres in 2013, 13,467 net acres in 2014 and 3,835 net acres in 2015.

(6)  Assuming successful wells are not drilled to develop the acreage and leases are not extended, leasehold expiring over the next three years will be 1,340 net acres in 2013, 152 net acres in 2014 and 202 net acres in 2015.

(7)  Includes 123,442 net developed acres and 1,211 net undeveloped acres in the Arkoma Basin that are also within our Fayetteville Shale focus area but not included in the Fayetteville Shale acreage in the table above. Assuming successful wells are not drilled to develop the acreage and leases are not extended, leasehold expiring over the next three years will be 1,200 net acres in 2013, 670 net acres in 2014 and 17,788 net acres in 2015.

(8)  Assuming successful wells are not drilled to develop the acreage and leases are not extended, leasehold expiring over the next three years, excluding New Brunswick, Canada and the LSBD area will be 1,120 net acres in 2013, 60,294 net acres in 2014 and 142,294 net acres in 2015.  With regard to the company’s acreage in New Brunswick, Canada, 2,518,518 net acres will expire in March 2015. We have applied for an additional 1-year option to extend our exploration license agreements and, if granted by the Province of New Brusnwick, this would extend our exploration license agreements until March 2016.  With regard to our acreage in the LSBD play, assuming successful wells are not drilled and leases are not extended, leasehold expiring over the next three years will be 68,023 net acres in 2013, 237,181 net acres in 2014 and 159,718 net acres in 2015.

(9)  Pre-tax PV-10 (a non-GAAP measure) is one measure of the value of a company’s proved reserves that we believe is used by securities analysts to compare relative values among peer companies without regard to income taxes.  The reconciling difference in pre-tax PV-10 and the after-tax PV-10, or standardized measure, is the discounted value of future income taxes on the estimated cash flows from our proved oil and natural gas reserves.

(10) Based upon pre-tax PV-10 of proved developed producing properties.

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

Proved Undeveloped Reserves

As of December 31, 2012, we had 821 Bcfe of proved undeveloped reserves, none of which were proved undeveloped reserves that remain undeveloped for five years or more after initially being disclosed by us.  During 2012, we invested $518 million in connection with converting 493.2 Bcfe or 19% of our proved undeveloped reserves as of December 31, 2011 into proved developed reserves and added 336.8 Bcfe of proved undeveloped reserve additions, primarily in the Fayetteville and Marcellus Shale plays. Our 2012 proved undeveloped reserve additions are expected to be developed and to begin to generate cash inflows over the next five years.  At December 31, 2011, we had 2,633 Bcfe of proved undeveloped reserves, none of which were proved undeveloped reserves that remained undeveloped for five years or more after initially being disclosed by us.  During 2011, we invested $509.3 million in connection with converting 403.3 Bcfe or 18% of our proved undeveloped reserves as of December 31, 2010 into proved developed reserves and added 847.8 Bcfe of proved undeveloped reserve additions, primarily in the Fayetteville Shale play.

The development of our proved undeveloped reserves will require us to make significant additional investments.  We expect that the development costs for our proved undeveloped reserves of 821 Bcfe as of December 31, 2012 will require us to invest an additional $698 million in order for those reserves to be brought to production.  Our ability to make the necessary investments to generate these cash inflows is subject to factors that may be beyond our control.  A significant decrease in price levels for an extended period of time could result in certain reserves no longer being economic to produce, leading to both lower proved reserves and cash flows.  We refer you to the risk factors “A substantial or extended decline in natural gas and oil prices would have a material adverse effect on us,” “We may have difficulty financing our planned capital investments, which could adversely affect our growth” and “Our level of indebtedness and the terms of our financing arrangements may adversely affect operations and limit our growth” in Item 1A of Part I of this Form 10-K and to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cautionary Statement about Forward-Looking Statements” in Item 7 of Part II of this Form 10-K for a more detailed discussion of these factors and other risks.

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

In 2012, we replaced our production volumes with 919.5 Bcfe of proved reserve additions as a result of our drilling program, but also incurred net downward revisions of 2,088.2 Bcfe principally due to a decrease in the price of natural gas and to a lesser extent due to downward performance revisions of 336.4 Bcfe.  Of the reserve additions, 582.8 Bcfe were proved developed and 336.7 Bcfe were proved undeveloped. The total downward reserve revisions were primarily impacted by the low commodity price environment in 2012 and to a lesser extent by downward performance revisions.

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

For the period ending December 31, 2012, our three-year average reserve replacement ratio, including revisions, was 141%. Our reserve replacement ratio for 2012, excluding the effect of reserve revisions, was 163%, compared to 292% in 2011 and 354% in 2010. Excluding reserve revisions, our three-year average reserve replacement ratio is 259%.

Since 2005, the substantial majority of our reserve additions have been generated from our drilling program in the Fayetteville Shale play.  Over the past several years, the Marcellus Shale play has contributed an increasing amount to our reserve additions.  We expect our drilling programs in the Fayetteville Shale and Marcellus Shale plays to continue be the primary source of our reserve additions in the future; however, our ability to add reserves depends upon many factors that are beyond our control.  We refer you to the risk factors “Our drilling plans for the Fayetteville Shale play and Marcellus Shale play are subject to change” and “Our exploration, development and drilling efforts and our operation of our wells may not be profitable or achieve our targeted returns” in Item 1A of Part I of this Form 10-K and to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cautionary Statement about Forward-Looking Statements” in Item 7 of Part II of this Form 10-K for a more detailed discussion of these factors and other risks.

Our Operations

Fayetteville Shale Play

Our Fayetteville Shale play is currently a primary focus of our E&P business.  The Fayetteville Shale is a Mississippian-age unconventional gas reservoir located on the Arkansas side of the Arkoma Basin, ranging in thickness from 50 to 550 feet and ranging in depth from 1,500 to 6,500 feet.  As of December 31, 2012, we held leases for approximately 913,502 net acres in the play area (310,135 net undeveloped acres, 479,925 net developed acres held by Fayetteville Shale production and 123,442 net acres held by conventional production in the traditional Fairway portion of the Arkoma Basin), compared to approximately 925,842 net acres at year-end 2011 and 915,884 net acres at year-end 2010.

Approximately 2,988 Bcf of our reserves at year-end 2012 were attributable to our Fayetteville Shale play, compared to approximately 5,104 Bcf at year-end 2011 and 4,345 Bcf at year-end 2010.  Our reserves in the Fayetteville Shale play decreased by 2,116 Bcf, which included net downward price revisions of 1,684 Bcf, 362 Bcf of downward revisions due to well performance, and production of 486 Bcf, partially offset by reserve additions of 415 Bcf.  Gross production from our operated wells in the Fayetteville Shale play increased from approximately 1,947 MMcf per day at the beginning of 2012 to approximately 2,090 MMcf per day by year-end.  Our net production from the Fayetteville Shale play was 485.5 Bcf in 2012, compared to 436.8 Bcf in 2011 and 350.2 Bcf in 2010.  In 2013, we estimate our net production from the Fayetteville Shale play will be in the range of 475 to 480 Bcf.

At year-end 2012, after excluding our acreage in the traditional Fairway and the federal acreage we hold in the Ozark Highlands Unit, approximately 80% of our 605,409 total net leasehold acres remaining in the Fayetteville Shale was held by production.  For more information about our acreage and well count, we refer you to “Properties” in Item 2 of Part 1 of

this Form 10-K.   Excluding our acreage in the traditional Fairway, our acreage position was obtained at an average cost of approximately $313 per acre and has an average royalty interest of 15%.  In 2013, we expect to earn 13 sections or approximately 5,700 net acres, representing 3% of our drilling program.  As of December 31, 2012, excluding our acreage in the traditional Fairway and our federal acreage, the undeveloped portion of our acreage had an average remaining lease term of 1.3 years.  We refer you to the risk factor “If we fail to drill all of the wells that are necessary to hold our acreage, the initial lease terms could expire, which would result in the loss of certain leasehold rights” in Item 1A of Part I of this Form 10-K.

As of December 31, 2012, we had spud a total of 3,586 wells in the play since its commencement in 2004, 3,034 of which were operated by us and 552 of which were outside-operated wells.  Of the wells spud, 491 were in 2012, 650 were in 2011 and 658 were in 2010.  Of the wells spud in 2012, 485 were designated as horizontal wells.  At year-end 2012, 2,874 operated wells had been drilled and completed overall, including 2,783 horizontal wells.  Of the 2,783 horizontal wells, 2,765 wells were fracture stimulated using either slickwater or crosslinked gel stimulation treatments, or a combination thereof.

Over the past several years, we have seen continual improvement in our drilling practices in the Fayetteville Shale play.  Our operated horizontal wells had an average completed well cost of $2.5 million per well, average horizontal lateral length of 4,833 feet and average time to drill to total depth of 6.7 days from re-entry to re-entry in 2012.  This compares to an average completed operated well cost of $2.8 million per well, average horizontal lateral length of 4,836 feet and average time to drill to total depth of 7.9 days from re-entry to re-entry during 2011.  In 2010, our average completed operated well cost was $2.8 million per well with an average horizontal lateral length of 4,528 feet and average time to drill to total depth of 10.9 days from re-entry to re-entry.  The operated wells we placed on production during 2012 averaged initial production rates of 3,629 Mcf per day, compared to average initial production rates of 3,330 Mcf per day in 2011 and 3,364 Mcf per day in 2010.  The increase in initial production rates in 2012 was primarily due to the optimization of our drilling plan in the first quarter of 2012 toward areas in the field with the highest-return wells.  As a result, our average initial production rates on a per well basis were significantly higher, particularly during the last half of 2012.  The decrease in initial production rates in 2011 was primarily due to increased well density and locational differences in the mix of wells.  During 2012, we placed 60 operated wells on production with initial production rates that exceeded 5.0 MMcf per day.

Our total proved net reserves booked in the play at year-end 2012 were from a total of 3,508 locations, of which 3,175 were proved developed producing, 123 were proved developed non-producing and 210 were proved undeveloped.  Of the 3,508 locations, 3,468 were horizontal. The average gross proved reserves for the undeveloped wells included in our year-end 2012 was approximately 2.8 Bcf per well, compared to 2.4 Bcf per well at both year-end 2011 and year-end 2010.  Total proved net natural gas reserves booked in the play in 2011 totaled approximately 5,104 Bcf from a total of 4,376 locations, of which 2,735 were proved developed producing, 59 were proved developed non-producing and 1,582 were proved undeveloped.  Total proved net natural gas reserves booked in the play in 2010 totaled approximately 4,345 Bcf from a total of 3,682 locations, of which 2,120 were proved developed producing, 36 were proved developed non-producing and 1,526 were proved undeveloped.

In 2012, we invested approximately $991 million in our Fayetteville Shale play, which included approximately $877 million to spud 491 wells, 453 of which we operated.  Included in our total capital investments in the play during 2012 was $110 million in capitalized costs and other expenses and $4 million for acquisition of properties.  In 2011, we invested approximately $1.3 billion in our Fayetteville Shale play, which included $1.2 billion to spud 650 wells, $10 million for acquisition of properties, and $132 million in capitalized costs and other expenses.  In 2010, we invested approximately $1.3 billion in our Fayetteville Shale play, which included $1.2 billion to spud 658 wells, $48 million for acquisition of properties and $111 million in capitalized costs and other expenses.  As of December 31, 2012, we had acquired approximately 1,324 square miles of 3-D seismic data, which provides us with seismic data on approximately 65% of our net acreage position in the Fayetteville Shale, excluding our acreage in the traditional Fairway portion of the Arkoma Basin.

In 2013, we plan to invest approximately $830 million in our Fayetteville Shale play, which includes participating in approximately 385 to 390 gross wells, all of which we plan to operate.

We believe that our Fayetteville Shale acreage continues to have significant development potential.  Our strategy is to continue our development drilling, increase the amount of acreage we hold by production and determine the economic viability of the undrilled portion of our acreage.  Our drilling program with respect to our Fayetteville Shale play is flexible and will be impacted by a number of factors, including the results of our horizontal drilling efforts, our ability to determine the most effective and economic fracture stimulation methods and well spacing, the extent to which we can replicate the results of our most successful Fayetteville Shale wells in other Fayetteville Shale acreage and the natural gas commodity price environment.  As we continue to gather data about the Fayetteville Shale, it is possible that additional information may cause us to alter our drilling schedule or determine that prospects in some portion of our acreage position should not be pursued at all. We refer you to the risk factor “Our drilling plans for the Fayetteville Shale play and Marcellus Shale play are subject to change” in Item 1A of Part I of this Form 10-K.

Marcellus Shale Play

We began leasing acreage in northeastern Pennsylvania in 2007 in an effort to gain a position in the emerging Marcellus Shale play.  As of December 31, 2012, we had approximately 176,298 net acres in Pennsylvania under which we believe the Marcellus Shale play is present (159,078 net undeveloped acres and 17,220 net developed acres held by production), compared to approximately 186,893 net acres at year-end of 2011 and 173,009 net acres at year-end 2010.  Our undeveloped acreage position as of December 31, 2012 had an average remaining lease term of three years and an average royalty interest of 15% and was obtained at an average cost of approximately $1,273 per acre.

As of December 31, 2012, we had spud 160 operated wells, 72 of which were on production and 153 of which will be horizontal wells.  In 2012, we invested approximately $507 million in the Marcellus Shale play and spud 92 operated wells, resulting in reserve additions of 500 Bcf.  Of these 92 wells, 34 will be horizontal wells located in our Greenzweig area in Bradford County, 15 will be horizontal wells located in Lycoming County and the remaining 43 wells are located in our Price and Range Trust areas in Susquehanna County.  Our operated horizontal wells had an average completed well cost of $6.1 million per well, average horizontal lateral length of 4,070 feet and an average of 12 fracture stimulation stages in 2012.  This compares to an average completed operated well cost of $7.0 million per well, average horizontal lateral length of 4,223 feet and an average of 14 fracture stimulation stages in 2011.  In 2010, our average completed operated well cost was $6.0 million per well with an average horizontal lateral length of 3,602 feet and an average of nine fracture stimulation stages. Included in our total capital investments in the play during 2012 was approximately $400 million for drilling and completions, $24 million for acquisition of properties, $6 million for seismic and $77 million in facilities, capitalized costs and other expenses.  In 2011, we invested approximately $332 million in the Marcellus Shale play and spud 43 operated wells, resulting in net reserve additions and revisions of 327 Bcf.  In 2010, we invested approximately $118 million in the Marcellus Shale play and spud 21 operated wells, resulting in net reserve additions of 38 Bcf.

Approximately 816 Bcf of our total proved net reserves at year-end 2012 were attributable to the Marcellus Shale play.  The company had a total of 71 operated horizontal wells and one operated vertical well which were on production as of December 31, 2012, resulting in net production from this area of 53.6 Bcf in 2012, compared to 23.4 Bcf in 2011 and 1.0 Bcf in 2010.  Our reserves booked in the Marcellus Shale play included a total of 203 locations, of which 129 were proved developed producing, one was proved developed non-producing and 73 were proved undeveloped.  The average gross proved reserves for the undeveloped wells included in our year-end reserves for 2012 was approximately 7.6 Bcf per well, up from 7.5 Bcf per well at year-end 2011 and 3.0 Bcf per well in 2010.

In 2013, we plan to invest approximately $705 million in the Marcellus Shale play and expect to participate in a total of 86 to 88 gross wells in 2013, all of which will be operated by us.  In 2013, we estimate our net production from the Marcellus Shale play will be in the range of 134 to 139 Bcf.  Our ability to bring our Marcellus Shale production to market will depend on a number of factors including the construction of and/or the availability of capacity on gathering systems and pipelines that we do not own.  We refer you to “Midstream Services — Gas Marketing” for a discussion of our gathering and transportation arrangements for the Marcellus Shale production and to the risk factor “Our ability to sell our natural gas and oil and/or to receive market prices for our production may be adversely affected by constraints or interruptions on gathering systems, pipelines, processing and transportation systems owned or operated by us or others.” in Item 1A of Part I of this Form 10-K.

We believe that our Marcellus Shale acreage has significant development potential.  Our drilling program with respect to our Marcellus Shale play is flexible and will be impacted by a number of factors, including the results of our horizontal drilling efforts, our ability to determine the most effective and economic fracture stimulation methods and well spacing and the natural gas commodity price environment.  As we continue to gather data about the Marcellus Shale, it is possible that additional information may cause us to alter our drilling schedule or determine that prospects in some portion of our acreage position should not be pursued at all.  We refer you to the risk factor “Our drilling plans for the Fayetteville Shale play and Marcellus Shale play are subject to change” in Item 1A of Part I of this Form 10-K.

Ark-La-Tex

Our Ark-La-Tex division includes our conventional assets in the Arkoma Basin in Arkansas and Oklahoma and our conventional and unconventional assets in East Texas.  Production from these assets was 25.6 Bcfe in 2012, compared to 39.8 Bcfe in 2011 and 53.5 Bcfe in 2010.  The decline in production from these areas during 2012 and 2011 was primarily driven by asset dispositions as well as natural field production declines and lower capital investments in these areas since 2009.  In May 2012, we sold our oil and natural gas leases, wells and gathering equipment in approximately 19,800 net acres in the Overton Field in East Texas for approximately $166.0 million.  In May 2011, we sold the producing rights to the Haynesville and Middle Bossier Shale intervals in approximately 9,717 net acres for approximately $118.1 million.  In June 2010, we sold the producing rights to the Haynesville and Middle Bossier Shale intervals in approximately 20,063 net acres for approximately $357.8 million.  We expect these sales, together with our planned decrease in capital investments and the natural production decline in existing wells, to decrease our net production from the Ark-La-Tex division in 2013.  In 2012, we invested approximately $11 million in our Ark-La-Tex division and added new reserves of 3 Bcfe.  Total proved net reserves from these areas were approximately 213 Bcfe as of December 31, 2012, compared to 447 Bcfe at year-end 2011 and 554 Bcfe at year-end 2010.  In 2013, we expect to invest approximately $15 million in our Ark-La-Tex division.

New Ventures

We actively seek to find and develop new oil and natural gas plays with significant exploration and exploitation potential, which we refer to as “New Ventures.”  We have been focusing on both oil and natural gas unconventional plays, and the technological methods best suited to developing these plays, such as horizontal drilling and fracture stimulation techniques.  New Ventures prospects are evaluated based on repeatability, multi-well potential and land availability as well as other criteria and may be located both inside and outside of the United States.  As of December 31, 2012, we held 3,819,128 net undeveloped acres in connection with our New Ventures prospects, of which 2,518,518 net acres were located in New Brunswick, Canada. This compares to 3,600,314 net undeveloped acres held at year-end 2011 and 3,009,643 net undeveloped acres held at year-end 2010.

In March 2010, we successfully bid for exclusive licenses from the Department of Natural Resources of the Province of New Brunswick, Canada to search and conduct an exploration program covering 2,518,518 net acres in the province in order to test new hydrocarbon basins.  As a condition under our licenses, we are required to make investments of approximately $47 million USD in the province by March 31, 2013.  In December 2012, we received two one-year extensions to our exploration license agreements which expire on March 16, 2014 and March 16, 2015, respectively.  Since 2010, we have conducted airborne gravity and magnetics surveys, surface geochemistry surveys and, as of December 31, 2012, had acquired 248 miles of 2-D seismic data.  While preliminary interpretation has already begun, in 2013 we intend to acquire an additional 130 additional miles of 2-D seismic data. Through December 31, 2012, we have invested approximately $25.8 million USD in our New Brunswick exploration program towards our commitment, which represents our first venture outside of the United States.

In July 2011, we announced that we would begin testing a new unconventional horizontal oil play targeting the LSBD formation, an unconventional oil reservoir that ranges in vertical depths from 8,000 to 11,000 feet and appears to be laterally extensive over a large area ranging in thickness from 300 to 550 feet.  As of December 31, 2012, we held approximately 504,486 net undeveloped acres in the area, obtained at an average cost of $419 per acre.  Our leases currently have approximately an 81% average net revenue interest and an average primary lease term of approximately four years, which may be extended for approximately four additional years.  We have drilled six operated wells in the play area to date, including two that are currently shut-in for further testing and one that was temporarily abandoned.  Three wells are currently producing, two of which are horizontal wells.  We are encouraged by our results to date and if our drilling program yields positive results, we expect that activity in the play could increase significantly over the next several years.

We have approximately 301,918 net acres in the Denver-Julesburg Basin in eastern Colorado where we have begun testing an unconventional oil play targeting middle and late Pennsylvanian to Permian-age carbonates and shales.  We have drilled a horizontal well and a vertical well, both of which are testing multiple intervals.

We also have drilled a horizontal oil well in Sheridan County, Montana, targeting the Bakken and Three Forks objectives.  We are continuing to lease acreage and plan to permit and drill additional wells in the area in 2013.

While we believe that our New Ventures projects have significant exploration and exploitation potential, there can be no assurance that all prospects will result in viable projects or that we will not abandon our initial investments.  We refer you to the risk factors “The success of our New Ventures projects is subject to drilling and completion technique risks and enhanced recovery methods.  Our drilling results may not meet our expectations for reserves or production and the value of our undeveloped New Venture acreage could decline,” and “Our exploration, development and drilling efforts and our operation of our wells may not be profitable or achieve our targeted returns” in Item 1A of Part I of this Form 10-K.

Divestitures

In May 2012, we sold certain oil and natural gas leases, wells and gathering equipment in the Overton Field in East Texas for approximately $166 million.  The sale included approximately 19,800 net acres in Smith County, Texas.  Net production from the field was approximately 24 MMcfe per day as of the closing date and proved net reserves were approximately 143 Bcfe as of year-end 2011.

In May 2011, we sold certain oil and natural gas leases, wells and gathering equipment in East Texas for approximately $118.1 million.  The sale included only the producing rights to the Haynesville and Middle Bossier Shale intervals in approximately 9,717 net acres. The net production from the Haynesville and Middle Bossier Shale intervals in this acreage was approximately 7.0 MMcf per day and proved net reserves were approximately 37.1 Bcf when the sale was completed in May 2011.

Capital Investments

During 2012, we invested a total of $1.9 billion in our E&P business and participated in drilling 595 wells, 383  of which were successful, and 203 which were in progress at year-end.  Of the 203 wells in progress at year-end, 133 were located in our Fayetteville Shale play.  Of the approximately $1.9 billion invested in our E&P business in 2012, approximately $991 million was invested in our Fayetteville Shale play, $507 million in our Marcellus Shale play, $5 million in East Texas, $6 million in our conventional Arkoma Basin program and $337 million in New Ventures projects.

Of the $1.9 billion invested in 2012, approximately $1.4 billion was invested in exploratory and development drilling and workovers, $186 million for acquisition of properties, $10 million for seismic expenditures and $254 million in capitalized interest and other expenses.  Additionally, we invested approximately $15 million in our drilling rig related equipment, sand facility and other equipment.  In 2011, we invested approximately $2.0 billion in our primary E&P business activities and participated in drilling 708 wells. Of the $2.0 billion invested in 2011, approximately $1.5 billion was invested in exploratory and development drilling and workovers, $227 million for acquisition of properties, $30 million for seismic expenditures and $199 million in capitalized interest and expenses and other technology-related expenditures.  Additionally, we invested approximately $21 million in our drilling rig related equipment, sand facility, and other equipment.  In 2010, we invested approximately $1.8 billion in our primary E&P business activities and participated in drilling 713 wells.  Of the $1.8 billion invested in 2010, approximately $1.4 billion was invested in exploratory and development drilling and workovers, $200 million for acquisition of properties, $17 million for seismic expenditures and $172 million in capitalized interest and expenses and other technology-related expenditures.  Additionally, we invested approximately $13 million in drilling rig related and ancillary equipment.

In 2013, we plan to invest approximately $1.8 billion in our E&P program and participate in drilling 480 to 490 gross wells, all of which we plan to operate.  The Fayetteville Shale play and Marcellus Shale play will be the primary focus of our capital investments, with planned investments of approximately $830 and $705 million, respectively.  Our planned 2013 capital investments also include approximately $235 million in unconventional exploration and New Ventures projects and $15 million in our Ark-La-Tex division.

Of the $1.8 billion allocated to our 2013 E&P capital budget, approximately $1.3 billion will be invested in development and exploratory drilling, $14 million in seismic and other geological and geophysical expenditures, $109 million in acquisition of properties and $318 million in capitalized interest and expenses as well as equipment, facilities and technology-related expenditures.  We refer you to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Investments” for additional discussion of the factors that could impact our planned capital investments in 2013.

Sales, Delivery Commitments and Customers

Sales. Our daily natural gas equivalent production averaged 1,543.7 MMcfe in 2012, compared to 1,370.0 MMcfe in 2011 and 1,108.8 MMcfe in 2010.  Total natural gas equivalent production was 565.0 Bcfe in 2012, up from 500.0 Bcfe in 2011 and 404.7 Bcfe in 2010.  Our natural gas production was 564.5 Bcf in 2012, compared to 499.4 Bcf in 2011 and 403.6 Bcf in 2010.  The increase in production in 2012 resulted primarily from a 48.7 Bcf increase in net production from our Fayetteville Shale play,  a  30.3 Bcf increase in net production from our Marcellus Shale play, and a 0.3 Bcfe increase in net production from our New Ventures plays, which more than offset a combined 14.3 Bcfe decrease in net production from our East Texas and Arkoma Basin properties.    The increase in production in 2011 resulted primarily from an 86.6 Bcf increase in production from the Fayetteville Shale play and a 22.4 Bcf increase in our Marcellus Shale play production, which more than offset a combined 13.7 Bcfe decrease in net production from our East Texas and Arkoma Basin properties.  We also produced 83,000 barrels of oil in 2012, compared to 97,000 barrels of oil in 2011 and 171,000 barrels of oil in 2010.  Our oil production has decreased between 2012 and 2011 primarily due to the divestiture of certain East Texas properties and the natural production decline in existing wells.  For 2013, we are targeting total net natural gas and oil production of approximately 628 to 640 Bcfe, which represents a growth rate of approximately 12% over our 2012 production volumes, using midpoints.

Sales of natural gas and oil production are conducted under contracts that reflect current prices and are subject to seasonal price swings. We are unable to predict changes in the market demand and price for natural gas, including changes that may be induced by the effects of weather on demand for our production.  We periodically enter into various hedging and other financial arrangements with respect to a portion of our projected natural gas and oil production in order to support certain desired levels of cash flow and to minimize the impact of price fluctuations.  Our policies prohibit speculation with derivatives and limit swap agreements to counterparties with appropriate credit standings. As of December 31, 2012, we had New York Mercantile Exchange, or NYMEX commodity price hedges in place on 185.6 Bcf, or approximately 29% of our targeted 2013 natural gas production and 18.3 Bcf of our expected 2014 natural gas production.  We intend to hedge additional future production volumes to the extent natural gas prices rise to levels that we believe will achieve certain desired levels of cash flow.  We refer you to Item 7A of this Form 10-K, “Quantitative and Qualitative Disclosures about Market Risks,” for further information regarding our hedge position as of December 31, 2012.

Including the effect of hedges, we realized an average wellhead price of $3.44 per Mcf for our natural gas production in 2012, compared to $4.19 per Mcf in 2011 and $4.64 per Mcf in 2010.  Our hedging activities increased our average realized natural gas sales price $1.10 per Mcf in 2012,  $0.63 per Mcf in 2011 and $0.71 per Mcf in 2010.  Our average oil price realized was $101.54 per barrel in 2012, compared to $94.08 per barrel in 2011 and $76.84 per barrel in 2010.  None of our oil production was hedged during 2012, 2011 or 2010.

During 2012, the average price received for our natural gas production, excluding the impact of hedges, was approximately $0.45 Mcf lower than average NYMEX prices.  Assuming a NYMEX commodity price for 2013 of $3.50 per Mcf of natural gas, we expect to receive an average sales price for our natural gas production $0.50 to $0.55 per Mcf below the NYMEX Henry Hub average settlement price, excluding the impact of hedges. In 2013, we expect to incur average third-party transportation charges in the range of $0.35 to $0.40 per Mcf and average fuel charges in the range of 0.35% to 0.50% of our sales price for natural gas and we expect our average basis differential to be approximately $0.10 per Mcf less than NYMEX.

Delivery Commitments. As of February 1, 2013, we had natural gas delivery commitments of 337 Bcf in 2013 and 86 Bcf in 2014 under existing agreements.  These commitments require the delivery of natural gas in Arkansas, Pennsylvania and Texas.   These amounts are well below our forecasted 2013 and anticipated 2014 production from our available reserves in our Fayetteville Shale, Marcellus Shale and East Texas operations, which are not subject to any priorities or curtailments that may affect quantities delivered to our customers or any priority allocations or price limitations imposed by federal or state regulatory agencies, or any other factors beyond our control that may affect our ability to meet our contractual obligations other than those discussed in Item 1A. “Risk Factors.”  We expect to be able to fulfill all of our short-term or long-term contractual obligations to provide natural gas from our own production of available reserves, however, if we are unable to do so, we may have to purchase natural gas at market to fulfill our obligations.

Customers. Our customers include major energy companies, utilities and industrial consumers of natural gas. During the years ended December 31, 2012, 2011 and 2010, no single third-party customer accounted for 10% or more of our consolidated revenues.

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

Competition in Arkansas has increased in recent years due largely to the development of improved access to interstate pipelines and our discovery of the Fayetteville Shale play. While improved intrastate and interstate pipeline transportation in Arkansas has increased our access to markets for our natural gas production, these markets are also served by a number of other suppliers.  Consequently, we will encounter competition that may affect both the price we receive and contract terms we must offer. Outside Arkansas, we are less established and face competition from a larger number of other producers.

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

Regulation of Hydraulic Fracturing

We utilize hydraulic fracturing in our E&P operations as a means of maximizing the productivity of our wells.  It is an essential and common practice in the oil and gas industry used to stimulate production of oil, natural gas, and associated liquids from dense subsurface rock formations. The knowledge and expertise in fracturing techniques we have developed through our operations in the Fayetteville Shale play are being utilized in our other operating areas, currently including our Marcellus Shale acreage and, in the near future, expected to include our exploration programs in New Brunswick, Canada. Successful hydraulic fracturing techniques are also expected to be critical to the development of our recently announced unconventional horizontal oil play targeting the LSBD formation in Arkansas and Louisiana and potentially other New Venture areas.  Hydraulic fracturing involves using water, sand, and certain chemicals to fracture the hydrocarbon-bearing rock formation to allow the flow of hydrocarbons into the wellbore. In our Fayetteville Shale and Marcellus Shale plays, the fracturing fluids we use are comprised of over 99.9% water and sand.  The remaining 0.1% is comprised of small quantities of additives which contain chemical compounds such as hydrochloric acid, phosphoric acid, glutaraldehyde and sodium chloride which is used in common household products.

In the past few years, there has been an increased focus on environmental aspects of hydraulic fracturing practices in the United States and Canada.  In the United States, hydraulic fracturing is typically regulated by state oil and natural gas commissions but there have recently been a number of regulatory initiatives at the federal and local levels as well as by other state agencies.

The Environmental Protection Agency, or EPA, has asserted federal regulatory authority over certain hydraulic fracturing activities involving diesel under the Safe Drinking Water Act and has begun the process of drafting guidance documents related to this newly asserted regulatory authority. In addition, the EPA issued final rules effective as of October 15, 2012 that subject oil and gas operations (production, processing, transmission, storage and distribution) to regulation under the New Source Performance Standards, or NSPS, and National Emission Standards for Hazardous Air Pollutants, or NESHAPS programs. The EPA final rules also include NSPS standards for completions of hydraulically fractured gas wells. These standards include the reduced emission completion, or REC techniques developed in the EPA's Natural Gas STAR program. The standards would be applicable to newly drilled and fractured wells as well as existing wells that are refractured. Further, the final regulations under NESHAPS include maximum achievable control technology, or MACT, standards for those glycol dehydrators and storage vessels at major sources of hazardous air pollutants not currently subject to MACT standards. Based on our current operations and practices, management believes, such newly promulgated rules will not have a material adverse impact on our financial position, results of operations or cash flows but these matters are subject to inherent uncertainties and management’s view may change in the future.

In October 2011, the EPA also announced a schedule for development of standards for disposal of wastewater produced from shale gas operations to publicly owned treatment works or POTWs. The regulations will be developed under the EPA's Effluent Guidelines Program under the authority of the Clean Water Act. The EPA anticipates issuing the proposed rules in 2014.

In addition to the EPA’s efforts, legislation has been introduced before Congress, called the Fracturing Responsibility and Awareness of Chemicals Act, to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process. There are also certain governmental reviews either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices. A number of federal agencies are analyzing, or have been requested to review, a variety of environmental issues associated with hydraulic fracturing. The EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater, and while initial results were expected to be available by late 2012 and final results by 2014, to date the EPA has not released any results from the study. In addition, the U.S. Department of Energy is conducting an investigation into practices the agency could recommend to better protect the environment from drilling using hydraulic fracturing completion methods. Also, the U.S. Department of the Interior is considering disclosure requirements or other mandates for hydraulic fracturing on federal lands.

Certain states in which we operate have adopted, and other states are considering adopting, regulations that could impose more stringent permitting, public disclosure, waste disposal and well construction requirements on hydraulic fracturing operations or otherwise seek to ban fracturing activities altogether.  In addition to state laws, local land use restrictions, such as city ordinances, may restrict or prohibit the performance of well drilling in general and/or hydraulic fracturing in particular. In the event state, local, or municipal legal restrictions are adopted in areas where we are currently conducting, or in the future plan to conduct operations, we may incur additional costs to comply with such requirements that may be significant in nature, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from the drilling and/or completion of wells.

In the Province of New Brunswick in Canada there are presently no hydraulic fracturing regulations, however the provincial government has been working on a new comprehensive regulatory framework that is expected to be released to the public in late 2013.

Increased regulation and attention given to the hydraulic fracturing process could lead to greater opposition, including litigation, to oil and gas production activities using hydraulic fracturing techniques. Additional legislation or regulation could also lead to operational delays or increased operating costs in the production of oil, natural gas, and associated liquids including from the development of shale plays, or could make it more difficult to perform hydraulic fracturing. The adoption of additional federal, state or local laws or the implementation of regulations regarding hydraulic fracturing could potentially cause a decrease in the completion of new oil and gas wells, increased compliance costs and time, which could adversely affect our financial position, results of operations and cash flows. We refer you to the risk factor “Our financial condition and results of operation could be adversely affected by legislative and regulatory initiatives in the United States and Canada relating to hydraulic fracturing that could result in increased costs and additional operating restrictions or delays or prevent us from realizing the value of undeveloped acreage” in Item 1A of Part I of this Form 10-K.

Midstream Services

We believe our Midstream Services segment is well-positioned to complement our E&P initiatives and to compete with other midstream providers for unaffiliated business.  We generate revenue from gathering fees associated with the transportation of natural gas to market and through the marketing of natural gas.  Our gathering assets support our E&P operations and are currently concentrated in our Fayetteville Shale play in Arkansas and our Marcellus Shale play in Pennsylvania.

Our operating income from this segment was $294.3 million on revenues of $2.4 billion in 2012, compared to $248.0 million on revenues of $2.9 billion in 2011 and $191.6 million on revenues of $2.5 billion in 2010.  Revenues increased in 2012 and 2011 primarily due to increased gathering revenues and increased volumes marketed.  EBITDA generated by our Midstream Services segment was $338.8 million in 2012, compared to $285.1 million in 2011 and $220.5 million in 2010.  The increases in 2012 and 2011 operating income and EBITDA were primarily due to increased gathering revenues and margins, partially offset by increased operating costs and expenses.  We expect that the operating income and EBITDA of our Midstream Services segment will increase over the next few years as we continue to develop our Fayetteville Shale and Marcellus Shale acreage positions.  EBITDA is a non-GAAP measure.  We refer you to “Business — Other Items — Reconciliation of Non-GAAP Measures” in Item 1 of Part I of this Form 10-K for a table that reconciles EBITDA to net income (loss) attributable to Southwestern Energy.

Gas Gathering

We engage in gas gathering activities through our gathering subsidiaries, DeSoto Gathering and Angelina Gathering. DeSoto Gathering engages in gathering activities in Arkansas primarily related to the development of our Fayetteville Shale play.  In 2012, we invested approximately $165.0 million related to these activities and had gathering revenues of

$474.0 million, compared to $160.8 million invested and revenues of $408.2 million in 2011 and $271.3 million invested and revenues of $316.0 million in 2010.

DeSoto Gathering is expanding its network of gathering lines and facilities throughout the Fayetteville Shale play area. During 2012, DeSoto Gathering gathered approximately 780.7 Bcf of natural gas volumes in the Fayetteville Shale play area, including 56.0 Bcf of natural gas from third-party operated wells.  During 2011, DeSoto Gathering gathered approximately 703.6 Bcf of natural gas volumes in the Fayetteville Shale play area, including 57.4 Bcf of natural gas from third-party wells. In 2010, DeSoto Gathering gathered approximately 562.6 Bcf of natural gas volumes in the Fayetteville Shale play area, including 56.6 Bcf of natural gas from third-party wells.  The increase in volumes gathered over the past three years was primarily due to our growing production volumes from the Fayetteville Shale play.  At the end of 2012, DeSoto Gathering had approximately 1,852 miles of pipe from the individual wellheads to the transmission lines and compression equipment representing in aggregate approximately 531,470 horsepower had been installed at 61 central point gathering facilities in the field.

Angelina Gathering currently engages in gathering activities in Pennsylvania and in East Texas.  Angelina Gathering is expanding its network of gathering lines and facilities throughout the Marcellus Shale play area. During 2012,  Angelina Gathering gathered approximately 64.7 Bcf of natural gas volumes in the Marcellus Shale play and East Texas areas, including 0.1 Bcf of natural gas from third-party operated wells.  During 2011,  Angelina Gathering gathered approximately 42.1 Bcf of natural gas volumes in the Marcellus Shale play and East Texas areas, including 0.2 Bcf of natural gas from third-party wells. In 2010,  Angelina Gathering gathered approximately 25.6 Bcf of natural gas volumes in the Marcellus Shale play and East Texas areas, including 0.7 Bcf of natural gas from third-party wells.  The increase in volumes gathered over the past three years was primarily due to our growing production volumes from the Marcellus Shale play.  At year-end 2012, Angelina Gathering had approximately 57 miles of pipe in Pennsylvania and 25 miles of pipe in Texas.  As of December 31, 2012, compression equipment representing in aggregate approximately 28,195 horsepower had also been installed at 3 central point gathering facilities in Pennsylvania.

Gas Marketing

Our gas marketing subsidiary, SES, allows us to capture downstream opportunities related to marketing and transportation of natural gas. SES purchases natural gas and sells it to end-users, manages basis risk and marketing portfolio and acquires transportation rights on third-party pipelines.  Our current marketing operations primarily relate to the marketing of our own natural gas production and some third-party natural gas.  During 2012, we marketed 676.2 Bcf of natural gas, compared to 611.4 Bcf in 2011 and 495.8 Bcf in 2010.  Of the total volumes marketed, production from our E&P operated wells accounted for 95% in 2012, compared to 94% in 2011 and 95% in 2010.

SES is a “foundation shipper” on two pipeline projects serving the Fayetteville Shale play growth, the Fayetteville Express Pipeline LLC, or FEP, a 2.0 Bcf per day pipeline that is jointly owned by Kinder Morgan Energy Partners, L.P. and Energy Transfer Partners, L.P., and two pipeline laterals called the Fayetteville and Greenville Laterals, which have already been constructed by Texas Gas Transmission, LLC, or Texas Gas, a subsidiary of Boardwalk Pipeline Partners, LP, or Boardwalk Pipeline Partners.  FEP was placed in-service in January 2011.  SES has a maximum aggregate commitment of 1,200,000 Dekatherms per day for an initial term of ten years from the in-service date.  SES has maximum aggregate commitments of 800,000 MMBtu per day on the Fayetteville Lateral and 640,000 MMBtu per day on the Greenville Lateral.

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

During 2011 and 2012, SES entered into a number of short- and long-term firm transportation service and gathering agreements in support of our growing Marcellus Shale operations in Pennsylvania. In March 2011, SES entered into a precedent agreement with Millennium Pipeline Company, L.L.C. pursuant to which it will enter into short- and long-term firm natural gas transportation services on Millennium’s existing system.  Expansions of the system are expected to be in-service by the second quarter of 2013.  In June 2011, SES entered into separate 15 year agreements with each of Bluestone Pipeline Company of Pennsylvania, LLC (“Bluestone Gathering”), and Susquehanna Gathering Company I, LLC, both wholly owned subsidiaries of DTE Pipeline Company, an affiliate of DTE Energy Company. Bluestone Gathering committed to build and operate a natural gas gathering system in Susquehanna County, Pennsylvania and Broome County,

New York, and provide gathering services to SES in support of a portion of our future Marcellus Shale natural gas production.  This gathering system was initially placed into service in November 2012 and is expected to be fully completed during the first quarter of 2013. Susquehanna Gathering Company I, LLC. committed to build and operate gathering infrastructure from well pad receipt locations for deliveries into the Bluestone Gathering system as well as other potential field delivery points. This system was first placed into service November 2012 and will be constructed as necessary to support the company’s activities primarily in Susquehanna County.  SES also executed firm transportation agreements with Tennessee Gas Pipeline Company (“TGP”) that increase our ability to move our Marcellus Shale natural gas production in the short term to market as well as a precedent agreement for an expansion project with a projected in-service date of November 2013 pursuant to which SES has subscribed for 100,000 Dekatherm per day of capacity.  TGP’s expansion project will expand its 300 Line in Pennsylvania to provide natural gas transportation from the Marcellus Shale supply area to existing delivery points on the TGP system.  TGP filed a certificate application for the project with the Federal Energy Regulatory Commission issued a certificate on August 9, 2012.  Construction would begin in second quarter 2013, with a projected November 1, 2013 in-service date.  On March 23, 2012, SES entered into a precedent agreement with Constitution Pipeline Co. LLC for a proposed 121-mile pipeline connecting to the Iroquois Gas Transmission and Tennessee Gas Pipeline systems in Schoharie County, New York. Subject to the receipt of regulatory approvals and satisfaction of other conditions, SES agreed to enter a 15 year firm transportation agreement with a total capacity of 150 MMcf per day on this project.  The project is expected to be in service by the second quarter of 2015.  In March 2012, SES entered into a firm transportation agreement with TGP to utilize existing transportation capacity to various delivery points on TGP’s system.  SES agreed to enter into a 10 year firm transportation agreement with a total capacity of 130 MMcf per day on this project.  The project went into service in November 2012.  We have provided certain guarantees of a portion of SES’s obligations under these agreements.  We refer you to the risk factor “If our Fayetteville Shale and Marcellus Shale drilling programs fail to produce our projected supply of natural gas, our investments in our gathering operations could be lost.  In addition, our commitments for transportation on third-party pipelines and gathering systems could make the sale of our natural gas uneconomic, which could have an adverse effect on our results of operations financial condition and cash flows.”

As of December 31, 2012, SES’s and SEPCO’s obligations for demand and similar charges under the firm transportation agreements and gathering agreements totaled approximately $2.8 billion and the Company has guarantee obligations of up to $100.0 million of that amount.

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

In November 2008, the FERC issued a Final Rule in Order No. 720, which requires, in relevant part, major non-interstate natural gas pipelines to post, on a daily basis, specific scheduled flow information at each receipt or delivery point with a design capacity of 15,000 MMBtu per day or more. A “major non-interstate pipeline” is a pipeline that is not classified as a natural gas company under the Natural Gas Act of 1938, or NGA, and delivers on average more than 50 million MMBtu of natural gas annually over a three-year period.  Our gathering system in Arkansas constitutes a “major non-interstate pipeline” under Order No. 720. In October 2011, the United States Court of Appeals for the Fifth Circuit issued a decision granting the Texas Pipeline Association and the Railroad Commission’s petition for review and vacating FERC’s Order Nos. 720 and 720-A.  In its order, the 5th Circuit held that Order Nos. 720 and 720-A exceeded the scope of FERC’s authority under the NGA and that the FERC cannot require a non-interstate pipeline to post capacity and scheduling information. Notwithstanding the ruling, Order No. 720 remains in effect.  Compliance with Order No. 720 has not had a material adverse impact on our operations.

Other

Our other operations have primarily consisted of real estate development activities concentrated on tracts of land located in Arkansas.  During 2012, we sold our office complex in Fayetteville, Arkansas, our interest in approximately 9.5 acres of real estate near the Fayetteville complex and our office complex in Conway, Arkansas for approximately $32.2 million.  Subsequently, we leased back our Conway complex from the buyer for a 15 year term.  We also purchased 26 acres near The Woodlands, Texas for a future office site.  There were no sales of commercial real estate in 2011 or 2010.

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

Other Items

Reconciliation of Non-GAAP Measures

EBITDA is defined as net income (loss) attributable to Southwestern Energy plus interest, income tax expense, impairment of natural gas and oil properties, and depreciation, depletion and amortization.  We have included information concerning EBITDA in this Form 10-K because it is used by certain investors as a measure of the ability of a company to service or incur indebtedness and because it is a financial measure commonly used in our industry.  EBITDA should not be considered in isolation or as a substitute for net income (loss) attributable to Southwestern Energy, net cash provided by operating activities or other income or cash flow data prepared in accordance with generally accepted accounting principles in the United States, or GAAP, or as a measure of our profitability or liquidity.  EBITDA as defined above may not be comparable to similarly titled measures of other companies.

We believe that net income (loss) attributable to Southwestern Energy is the financial measure calculated and presented in accordance with GAAP that is most directly comparable to EBITDA as defined.  The following table reconciles EBITDA, as defined, with net income (loss) attributable to Southwestern Energy for the years-ended December 31, 2012, 2011 and 2010:

		Midstream
	E&P	Services	Other	Total

2012
Net income (loss) attributable to Southwestern Energy	$(884,126)	$175,570	$1,492	$(707,064)
Impairment of natural gas and oil properties	1,939,734	–	–	1,939,734
Depreciation, depletion and amortization	765,368	44,395	1,190	810,953
Net interest expense	20,315	14,341	1,001	35,657
Provision (benefit) for income taxes	(548,556)	104,522	895	(443,139)
EBITDA	$1,292,735	$338,828	$4,578	$1,636,141

2011
Net income attributable to Southwestern Energy	$493,726	$142,591	$1,452	$637,769
Depreciation, depletion and amortization	666,125	37,261	1,125	704,511
Net interest expense	9,026	15,049	–	24,075
Provision for income taxes	322,714	90,221	286	413,221
EBITDA	$1,491,591	$285,122	$2,863	$1,779,576

2010
Net income attributable to Southwestern Energy	$498,346	$105,636	$136	$604,118
Depreciation, depletion and amortization	561,018	28,765	549	590,332
Net interest expense	7,888	18,275	–	26,163
Provision (benefit) for income taxes	323,748	67,834	77	391,659
EBITDA	$1,391,000	$220,510	$762	$1,612,272

Environmental Regulation

Our operations are subject to regulation in the jurisdictions in which we operate.  We have operations in the United States and, to a much lesser extent, in Canada.  In the United States, we are subject to numerous federal, state and local laws and regulations including the Comprehensive Environmental Response, Compensation and Liability Act, or the CERCLA, the Clean Water Act, the Clean Air Act and similar state statutes.  These laws and regulations require permits for drilling wells and the maintenance of bonding requirements in order to drill or operate wells and also regulate the spacing and location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandoning of wells and the prevention and cleanup of pollutants and other matters.  We maintain insurance against costs of clean-up operations, but we are not fully insured against all such risks.  Although future environmental obligations are not expected to have a material impact on the results of our operations or financial condition, there can be no assurance that future developments, such as increasingly stringent environmental laws or enforcement thereof, will not cause us to incur material environmental liabilities or costs.

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

The Resource Conservation and Recovery Act, as amended, or the RCRA, generally does not regulate wastes generated by the exploration and production of natural gas and oil.  The RCRA specifically excludes from the definition of hazardous waste “drilling fluids, produced waters and other wastes associated with the exploration, development or production of oil, natural gas or geothermal energy.”  However, legislation has been proposed in Congress from time to time that would reclassify certain natural gas and oil exploration and production wastes as “hazardous wastes,” which would make the reclassified wastes subject to much more stringent handling, disposal and clean-up requirements. If such legislation were to be enacted, it could have a significant impact on our operating costs, as well as the natural gas and oil industry in general.  Moreover, ordinary industrial wastes, such as paint wastes, waste solvents, laboratory wastes and waste oils, may be regulated as hazardous waste.

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

In the past few years, there has been an increased focus on environmental aspects of hydraulic fracturing practices at the federal, state and local levels of government although hydraulic fracturing is typically regulated by state oil and natural gas commissions.  The EPA has asserted federal regulatory authority over certain hydraulic fracturing activities involving diesel under the Safe Drinking Water Act and has begun the process of drafting guidance documents related to this newly asserted regulatory authority.  In addition to the EPA’s efforts, legislation has been introduced before Congress, called the Fracturing Responsibility and Awareness of Chemicals Act, to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process. There are also certain governmental reviews either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices. A number of federal agencies are analyzing, or have been requested to review, a variety of environmental issues associated with hydraulic fracturing. For a discussion of hydraulic fracturing related environmental legislation, we refer you to “Exploration and Production — Regulation of Hydraulic Fracturing” and the risk factor “Our financial condition and results of operation could be adversely affected by legislative and regulatory initiatives in the United States and Canada relating to hydraulic fracturing that could result in increased costs and additional operating restrictions or delays or prevent us realizing the value of undeveloped acreage” in Item 1A of Part I of this Form 10-K.

Employees

As of December 31, 2012, we had 2,427 total employees.  None of our employees were covered by a collective bargaining agreement at year-end 2012.  We believe that our relationships with our employees are good.

GLOSSARY OF CERTAIN INDUSTRY TERMS

The definitions set forth below apply to the indicated terms as used in this Form 10-K. All natural gas reserves and production reported in this Form 10-K are stated at the legal pressure base of the state or area where the reserves exist and at 60 degrees Fahrenheit.

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

“Available reserves”  Estimates of the amounts of oil and natural gas which the registrant can produce from current proved developed reserves using presently installed equipment under existing economic and operating conditions and an estimate of amounts that others can deliver to the registrant under long-term contracts or agreements on a per-day, per-month, or per-year basis.  For additional information, see the SEC’s definition in Item 1207(d) of Regulation S-K, a link for which is available at the SEC's website, http://www.sec.gov/divisions/corpfin/ecfrlinks.shtml.

“Bbl”  One stock tank barrel, or 42 U.S. gallons liquid volume, used herein in reference to oil or other liquid hydrocarbons.

“Bcf”  One billion cubic feet of natural gas.

“Bcfe”  One billion cubic feet of natural gas equivalent.  Determined using the ratio of one barrel of oil to six Mcf of natural gas.

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

“Developed oil and gas reserves” Developed oil and natural gas reserves are reserves of any category that can be expected to be recovered:

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

“Development costs” Costs incurred to obtain access to proved reserves and to provide facilities for extracting, treating, gathering and storing the oil and natural gas. More specifically, development costs, including depreciation and applicable operating costs of support equipment and facilities and other costs of development activities, are costs incurred to:

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

“MBbls”  One thousand barrels of oil or other liquid hydrocarbons.

“Mcf”  One thousand cubic feet of natural gas.

“Mcfe”  One thousand cubic feet of natural gas equivalent.  Determined using the ratio of one barrel of oil to six Mcf of natural gas.

“MMBbls”  One million barrels of oil or other liquid hydrocarbons.

“MMBtu”  One million British thermal units (Btu).

“MMcf”  One million cubic feet of natural gas.

“MMcfe”  One million cubic feet of natural gas equivalent. Determined using the ratio of one barrel of oil to six Mcf of natural gas.

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

“NGL”  Natural gas liquids.

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

“Tcfe”  One trillion cubic feet of natural gas equivalent. Determined using the ratio of one barrel of oil to six Mcf of natural gas.

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

“Undeveloped oil and natural gas reserves” Undeveloped oil and natural gas reserves are reserves of any category that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.  Also referred to as “undeveloped reserves.”  For additional information, see the SEC’s definition in Rule 4-10(a) (31) of Regulation S-X, a link for which is available at the SEC’s website, http://www.sec.gov/divisions/corpfin/ecfrlinks.shtml.

“Undeveloped reserves” See “undeveloped oil and natural gas reserves.”

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

“WTI” West Texas Intermediate, the benchmark oil in the United States.

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

A substantial or extended decline in natural gas and oil prices would have a material adverse effect on us.

In the first half of 2008, natural gas and oil prices were at or near their highest historical levels but have subsequently declined significantly.  Natural gas prices declined in 2012 as compared with 2011.  Further significant decline in natural gas and oil prices would have a material adverse effect on our financial position, our results of operations, our access to capital and the quantities of natural gas and oil that may be economically produced by us.  A significant decrease in price levels for an extended period would negatively affect us in several ways including the following:

·	our cash flow would be reduced, decreasing funds available for capital investments employed to replace reserves or increase production;
·	certain reserves would no longer be economic to produce, leading to both lower proved reserves and cash flow; and
·	access to other sources of capital, such as equity or long-term debt markets, could be severely limited or unavailable.

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

These rules generally require pricing future natural gas and oil production at the unescalated natural gas and oil prices in effect at the end of each fiscal quarter, including the impact of derivatives qualifying as cash flow hedges, utilizing the average price in the 12-month period prior to the end of each fiscal quarter.  The average price for this period is defined as the unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices were defined by contractual arrangements, excluding escalations based upon future conditions. These rules also require a write-down if the ceiling limit is exceeded.  Once a write-down is taken, it cannot be reversed in future periods even if natural gas and oil prices increase.

For the year ended December 31, 2012, we incurred a ceiling test write-down of $1,939.7 million which resulted in an operating loss for our company for 2012.  If natural gas and oil prices decline below levels utilized in our ceiling limit test as of December 31, 2012 and/or operating costs, development costs, transportation costs or basis differentials increase, a write-down may occur, which would adversely impact our results of operation and financial condition.  Using the first-day-of-the-month prices of natural gas for the first two months of 2013 and NYMEX strip prices for the remainder of 2013, as applicable, the prices required to be used to determine the ceiling limit could result in a ceiling test write-down in 2013.

Our level of indebtedness and the terms of our financing arrangements may adversely affect operations and limit our growth.

As of December 31, 2012, we had total indebtedness of $1,669.4 million, with no borrowings under our revolving credit facility.  At February 15, 2013, we had long-term indebtedness of $1,709.6 million, including borrowings of $40.2 million under our revolving credit facility.  We currently expect to utilize the borrowing availability under our revolving credit facility in order to fund a portion of our capital investments in 2013.  See also our risk factor headed “We may have difficulty financing our planned capital investments which could adversely affect our growth,” below.

The terms of our various financing agreements, including but not limited to the indentures relating to our outstanding senior notes, our revolving credit facility and the master lease agreement relating to our drilling rigs and our other equipment leases, which we collectively refer to as our “financing agreements,” impose restrictions on our ability and, in some cases, the ability of our subsidiaries to take a number of actions that we may otherwise desire to take, including one or more of the following:

·	incurring additional debt, including guarantees of indebtedness;
·	creating liens on our assets; and
·	selling all or substantially all of our assets.

Our level of indebtedness and off-balance sheet obligations, and the covenants contained in our financing agreements, could have important consequences for our operations, including:

·

requiring us to dedicate a substantial portion of our cash flow from operations to required payments, thereby reducing the availability of cash flow for working capital, capital investments and other general business activities;

·	limiting our ability to obtain additional financing in the future for working capital, capital investments, acquisitions and general corporate and other activities;
·	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and
·	detracting from our ability to successfully withstand a downturn in our business or the economy generally.

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

We have experienced and expect to continue to experience substantial capital investment and working capital needs as a result of our drilling program. Our planned capital investments for 2013 are expected to exceed the net cash generated by our operations under current natural gas prices.  We expect to borrow under our revolving credit facility to fund capital investments that are in excess of our net cash flow and cash on hand.  Our ability to borrow under our revolving credit facility is subject to certain conditions.  As of December 31, 2012, we were in compliance with the borrowing conditions of our revolving credit facility.  If we are not in compliance with the terms of our revolving credit facility in the future or if the lenders under our revolving credit facility are unable to fulfill their commitments, we may not be able to borrow under the revolving credit facility to fund our capital investments.  We also cannot be certain that other financing will be available to us on acceptable terms or at all.  In the event additional capital resources are unavailable, we may curtail our drilling, development and other activities or be forced to sell some of our assets on an untimely or unfavorable basis.  Any such curtailment or sale could have a material adverse effect on our results and future operations.

Natural gas and oil prices are volatile.  Volatility in natural gas and oil prices can adversely affect our results and the price of our common stock.  This volatility also makes valuation of natural gas and oil producing properties difficult and can disrupt markets.

Natural gas and oil prices have historically been, and are likely to continue to be, volatile.  In recent years, there has been a significant decline in natural gas prices as evidenced by NYMEX natural gas prices ranging from a high of $13.58 per MMBtu in 2008 to a recent low of $1.91 per MMBtu in April 2012.  The prices for natural gas and oil are subject to wide fluctuation in response to a number of factors, including:

·	relatively minor changes in the supply of and demand for natural gas and oil;
·	market uncertainty;
·	worldwide economic conditions;
·	weather conditions;
·	import prices;
·	political conditions in major oil producing regions, especially the Middle East;
·	actions taken by OPEC;
·	competition from other sources of energy; and
·	economic, political and regulatory developments.

Historically we have also experienced price volatility as a result of locational differentials for our production from the Arkoma Basin and East Texas, which at any time may further widen due to pipeline or other constraints. Price volatility makes it difficult to project the return on exploration and development projects involving our natural gas and oil properties and to estimate with precision the value of producing properties that we may own or propose to acquire.  In addition, unusually volatile prices often disrupt the market for natural gas and oil properties, as buyers and sellers have more difficulty agreeing on the purchase price of such properties.  Our results of operations may fluctuate significantly as a result of, among other things, variations in natural gas and oil prices and production performance.  In recent years, natural gas and oil price volatility has become increasingly severe.

The recent adoption of financial reform legislation could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business which could have a material adverse effect on our financial position, results of operations and cash flows.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was passed by Congress and subsequently signed into law.  The new legislation required the Commodities Futures Trading Commission, or the CFTC, and the SEC to promulgate rules and regulations implementing the new legislation within 360 days from the date of enactment. The CFTC has proposed regulations to set position limits for certain futures and option contracts in the major energy markets.  The financial reform legislation may also require us to comply with margin requirements and with certain clearing and trade execution requirements in connection with our derivative activities.  At this time it is not possible to predict whether or when the CFTC will adopt those rules or include comparable provisions in its rulemaking under the new legislation or how those rules will apply to us. The financial reform legislation may also require the counterparties to our derivative instruments to spin off some of their derivatives activities to separate entities, which may not be as creditworthy as the current counterparties, and such developments may affect the business relationships we have with those counterparties. The new legislation and any new regulations could significantly increase the cost of derivative contracts (including through requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks, reduce our ability to monetize or restructure our existing derivative contracts, increase our exposure to less creditworthy counterparties and limit our access to the capital necessary to grow our business. If, as a result of the legislation and regulations, we are no longer able to use derivatives as we have in the past, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital investments. Our revenues could also be adversely affected if a consequence of the legislation and regulations is lower commodity prices. Any of these consequences could have a material adverse effect on our financial position, results of operations and cash flows.

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

Our reserve data represents the estimates of our reservoir engineers made under the supervision of our management.  Our reserve estimates are audited each year by Netherland, Sewell & Associates, Inc., or NSAI, an independent petroleum engineering firm.  In conducting its audit, the engineers and geologists of NSAI study our major properties in detail and independently develop reserve estimates.  NSAI’s audit consists primarily of substantive testing, which includes a detailed review of major properties that account for approximately 93% of present worth of our total proved reserves.  NSAI’s audit process consists of sorting all fields by descending present value order and selecting the fields from highest value to descending value until the selected fields account for more than 80% of the present worth of our reserves.  The properties in the bottom 20% of the total present worth are not reviewed in the audit.  The fields included in approximately the top 93% present value as of December 31, 2012 accounted for approximately 95% of our total proved reserves and approximately 98% of our proved undeveloped reserves.  In the conduct of its audit, NSAI did not independently verify the data we provided to them with respect to ownership interests, oil and natural gas production, well test data, historical costs of operation and development, product prices, or any agreements relating to current and future operations of the properties and sales of production.  NSAI has advised us that if, in the course of its audit, something came to its attention that brought into question the validity or sufficiency of any such information or data, NSAI did not rely on such information or data until it had satisfactorily resolved any questions relating thereto or had independently verified such information or data. On January 17, 2013, NSAI issued its audit opinion as to the reasonableness of our reserve estimates for the year ended December 31, 2012, stating that our estimated proved oil and natural gas reserves are, in the aggregate, reasonable and have been prepared in accordance with Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers.

Natural gas and oil reserves cannot be measured exactly.  Our estimate of natural gas and oil reserves requires extensive judgments of reservoir engineering data and projections of cost that will be incurred in developing and producing reserves and is generally less precise than other estimates made in connection with financial disclosures. Our reservoir engineers prepare our reserve estimates under the supervision of our management.  Reserve estimates are prepared for each of our properties annually by the reservoir engineers assigned to the asset management team to which the property is assigned.  The reservoir engineering and financial data included in these estimates are reviewed by senior engineers who are not part of the asset management teams and our Manager – Capital Budgeting & Reserves, who is the technical person primarily responsible for the preparation of our reserve estimates, and has over ten years of experience in petroleum engineering, including the estimation of oil and natural gas reserves.  He reports to our Senior Vice President – Corporate Development, who has more than 31 years of experience in reservoir engineering, including the estimation of oil and natural gas reserves in multiple basins, both in the United States and internationally.  On our behalf, the Senior Vice President – Corporate Development engages NSAI, a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies, to independently audit our proved reserves estimates as discussed in more detail below. The financial data included in the reserve estimates are also separately reviewed by our accounting staff. Following these reviews and the audit, the reserve estimates are submitted by our Senior Vice President – Corporate Development, to our Chief Executive Officer for his review and approval prior to the presentation to our Board of Directors.  NSAI reports the results of its reserve audit to the Board of Directors with whom final authority over the estimates of our proved reserves rests.  We incorporate many factors and assumptions into our estimates including:

·	expected reservoir characteristics based on geological, geophysical and engineering assessments;
·	future production rates based on historical performance and expected future operating and investment activities;
·	future oil and natural gas prices and quality and locational differentials; and
·	future development and operating costs.

Although we believe our assumptions are reasonable based on the information available to us at the time we prepare our estimates, our actual reserves could vary considerably from estimated quantities of proved natural gas and oil reserves (in the aggregate and for a particular geographic location), production, revenues, taxes and development and operating expenditures.  In addition, our estimates of reserves may be subject to downward or upward revision based upon production history, results of future exploration and development, prevailing natural gas and oil prices, severance taxes, operating and development costs and other factors.  In 2012, our reserves were revised downward by 2,088.2 Bcfe, which was primarily an effect of the low natural gas price environment encountered during the 2012 year and was also a result of downward performance revisions.  In 2011, our reserves were revised upward by 33.7 Bcfe, primarily due to improved performance in our Marcellus Shale properties, partially offset by downward performance revisions in our East Texas, Arkoma and Fayetteville properties and downward price revisions due to a comparative price decrease in the average 2011 price from the average 2010 price.  In 2010, our reserves were revised upward by 309.6 Bcfe, primarily due to improved performance in our Fayetteville Shale properties and upward price revisions due to a comparative price increase in the average 2010 price from the average 2009 price, partially offset by downward performance revisions in our East Texas properties.  Because we review our reserve projections for every property at the end of every year, any material change in a reserve estimate is included in subsequent reserve reports.

Finally, recovery of undeveloped reserves generally requires significant capital investments and successful drilling operations.  As of December 31, 2012, approximately 821 Bcfe of our estimated proved reserves were undeveloped.  Our reserve data assume that we can and will make these expenditures and conduct these operations successfully, which may not occur.  Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cautionary Statement about Forward-Looking Statements” in Item 7 of Part II of this Form 10-K for additional information regarding the uncertainty of reserve estimates.

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

As of December 31, 2012, we had drilled and completed 2,874 operated wells relating to our Fayetteville Shale play and 76 operated wells relating to our Marcellus Shale play.  At year-end 2012, after the exclusion of our acreage in the traditional Fairway and the approximately 153,000 net federal acres we hold in the Ozark Highlands Unit, approximately 80% of our leasehold acreage in the Fayetteville Shale was held by production.  Approximately 10% of our leasehold acreage in the Marcellus Shale was held by production at year-end 2012. Our drilling plans are flexible and are dependent upon a number of factors, including the extent to which we can replicate the results of our most successful wells in addition to the natural gas and oil commodity price environment.  The determination as to whether we continue to drill wells in our operating areas may depend on any one or more of the following factors:

·	our ability to determine the most effective and economic fracture stimulation;
·	our ability to transport our production to the most favorable markets;
·	material changes in natural gas prices (including regional basis differentials);
·	changes in the costs to drill, complete or operate wells and our ability to reduce drilling risks;
·	the extent of our success in drilling and completing horizontal wells;
·	the costs and availability of oilfield personnel services and drilling supplies, raw materials, and equipment and services;
·	success or failure of wells drilled in similar formations or which would use the same production facilities;
·	receipt of additional seismic or other geologic data or reprocessing of existing data;
·	the extent to which we are able to effectively operate our own drillings rigs;
·	availability and cost of capital; or
·	the impact of federal, state and local government regulation, including any increase in severance taxes.

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

Leases on approximately 268,902 net acres of our Fayetteville Shale acreage will expire in the next three years if we do not drill successful wells to develop the acreage or otherwise take action to extend the leases, of which 153,863 net acres are held on federal lands.  Approximately 59,162 net acres of our Marcellus Shale acreage will expire in the next three years if we do not drill successful wells to develop the acreage or otherwise take action to extend the leases.  As discussed above under “Our drilling plans for the Fayetteville Shale play and Marcellus Shale play are subject to change,” our ability to drill wells depends on a number of factors, including certain factors that are beyond our control.  With the exception of the Ozark Highlands Unit, which is federally leased, the current rules in Arkansas relating to the Fayetteville Shale provide that each drilling unit would consist of a governmental section of approximately 640 acres and operators are permitted to drill up to 16 wells per drilling unit for each unconventional source of supply.  In Pennsylvania, the location of our Marcellus Shale acreage, there are currently no rules establishing requirements for drilling units.  However, current rules in Arkansas may change and rules may be implemented in Pennsylvania that could impair our ability to drill or maintain our acreage position.  In addition, other E&P operator drilling activity could impair our ability to drill and maintain acreage positions.  To the extent that any field rules prevent us from successfully drilling wells in certain areas, we may not be able to drill the wells required to maintain our leasehold rights and our leasehold investments could be lost.

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

Through December 31, 2012, we had invested approximately $1,038 million in our gas gathering system built for the Fayetteville Shale play and approximately $203 million in our gas gathering system built for the Marcellus Shale play.  To the extent necessary to gather our production, we may make further substantial investments in the expansion of our gas gathering systems.  Our gas gathering business will largely rely on natural gas sourced from our operations.  Our marketing subsidiary has also entered into multiple firm transportation agreements relating to natural gas volumes produced from our Fayetteville Shale play as well as a number of firm transportation and gathering agreements relating to the Marcellus Shale play. As of December 31, 2012, our aggregate demand charge commitments under these firm transportation agreements and gathering agreements were approximately $2.8 billion. If our Fayetteville Shale and Marcellus Shale drilling programs fail to produce significant supplies of natural gas, our investments in our gas gathering operations could be lost, and we could be forced to pay demand or other charges for transportation on pipelines and gathering systems that we would not be using.  These events could have an adverse effect on our results of operations, financial condition and cash flows.

Our exploration, development and drilling efforts and our operation of our wells may not be profitable or achieve our targeted returns.

Exploration, development, drilling and production activities are subject to many risks, including the risk that no commercially productive reservoirs will be discovered.  We invest in property, including undeveloped leasehold acreage that we believe will result in projects that will add value over time. However, we cannot assure you that all prospects will result in viable projects or that we will not abandon our initial investments. Additionally, there can be no assurance that leasehold acreage acquired by us will be profitably developed, that new wells drilled by us in prospects that we pursue will be productive or that we will recover all or any portion of our investment in such leasehold acreage or wells.  Drilling for natural gas and oil may involve unprofitable efforts, not only from dry wells but also from wells that are productive but do not produce sufficient net reserves to return a profit after deducting drilling, operating and other costs.  In addition, wells that are profitable may not achieve our targeted rate of return.  Our ability to achieve our target PVI results is dependent upon the current and future market prices for natural gas and oil, costs associated with producing natural gas and oil and our ability to add reserves at an acceptable cost.  We rely to a significant extent on seismic data and other advanced technologies in identifying leasehold acreage prospects and in conducting our exploration activities.  The seismic data and other technologies we use do not allow us to know conclusively prior to acquisition of leasehold acreage or drilling a well whether natural gas or oil is present or may be produced economically.  The use of seismic data and other technologies also requires greater pre-drilling expenditures than traditional drilling strategies.

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

The success of our New Ventures projects is subject to drilling and completion technique risks and enhanced recovery methods.  Our drilling results may not meet our expectations for reserves or production and the value of our undeveloped New Venture acreage could decline.

Many of our operations involve utilizing the latest drilling and completion techniques as developed by ourselves and our service providers in order to maximize cumulative recoveries and therefore generate the highest possible returns. Risks that we face while drilling include, but are not limited to, landing our wellbore in the desired drilling zone, staying in the desired drilling zone while drilling horizontally through the formation, running our casing the entire length of the wellbore, and being able to run tools and other equipment consistently through the horizontal wellbore. Risks that we face while completing our wells include, but are not limited to, being able to fracture stimulate the planned number of stages, being able to run tools the entire length of the wellbore during completion operations, and successfully cleaning out the wellbore after completion of the final fracture stimulation stage.

We may inject water into formations on some of our properties to increase the production of oil, natural gas and associated liquids or employ other enhanced recovery methods in our operations. The additional production and reserves, if any, attributable to the use of enhanced recovery methods are inherently difficult to predict. If our enhanced recovery methods do not allow for the extraction of oil, natural gas and associated liquids in a manner or to the extent that we anticipate, we may not realize an acceptable return on our investments in such projects. In addition, if proposed legislation and regulatory initiatives relating to hydraulic fracturing become law, the cost of some of these enhanced recovery methods could increase substantially.

Ultimately, the success of drilling and completion techniques and enhanced recovery methods can only be evaluated over time as more wells are drilled and production profiles are established over a sufficiently long time period. If our drilling results are less than anticipated or we are unable to execute our drilling program because of capital constraints, lease expirations, limited access to gathering systems and takeaway capacity, and/or oil, natural gas and NGL prices decline, the return on our investment for a particular project may not be as attractive as we anticipated and the value of our undeveloped acreage could decline in the future.

Our financial condition and results of operation could be adversely affected by legislative and regulatory initiatives in the United States and Canada relating to hydraulic fracturing that could result in increased costs and additional operating restrictions or delays or prevent us from realizing the value of undeveloped acreage.

We utilize hydraulic fracturing in our E&P operations as a means of maximizing the productivity of our wells.  It is an essential and common practice in the oil and gas industry used to stimulate production of oil, natural gas, and associated liquids from dense subsurface rock formations. The knowledge and expertise in fracturing techniques we have developed through our operations in the Fayetteville Shale play are being utilized in our other operating areas, currently including our Marcellus Shale acreage and in the future expected to also include our exploration program in New Brunswick, Canada. Successful hydraulic fracturing techniques are also expected to be critical to the development of our recently announced unconventional horizontal oil play targeting the LSBD formation in Arkansas and Louisiana.  Hydraulic fracturing involves using water, sand, and certain chemicals to fracture the hydrocarbon-bearing rock formation to allow the flow of hydrocarbons into the wellbore. In our Fayetteville Shale and Marcellus Shale plays, the fracturing fluids we use are comprised of over 99.9% water and sand.  The remaining 0.1% is comprised of small quantities of additives which contain chemical compounds such as hydrochloric acid, phosphoric acid, glutaraldehyde and sodium chloride which is used in common household products.

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

In addition, the EPA issued final rules effective as of October 15, 2012 that subject oil and gas operations (production, processing, transmission, storage and distribution) to regulation under the NSPS and NESHAPS programs. The EPA final rules also include NSPS standards for completions of hydraulically fractured gas wells. These standards include the REC techniques developed in the EPA's Natural Gas STAR program. The standards would be applicable to newly drilled and fractured wells as well as existing wells that are refractured. Further, the final regulations under NESHAPS include MACT standards for those glycol dehydrators and storage vessels at major sources of hazardous air pollutants not currently subject to MACT standards. Based on our current operations and practices, management believes, such newly promulgated rules will not have a material adverse impact on our financial position, results of operations or cash flows but these matters are subject to inherent uncertainties and management’s view may change in the future.

In October 2011, the EPA also announced a schedule for development of standards for disposal of wastewater produced from shale gas operations to POTWs. The regulations will be developed under the EPA's Effluent Guidelines Program under the authority of the Clean Water Act. The EPA anticipates issuing the proposed rules in 2014.

In addition to the EPA’s efforts, legislation has been introduced before Congress, called the Fracturing Responsibility and Awareness of Chemicals Act, to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process. There are also certain governmental reviews either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices. A number of federal agencies are analyzing, or have been requested to review, a variety of environmental issues associated with hydraulic fracturing. The EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater, and while initial results were expected to be available by late 2012 and final results by 2014, to date the EPA has not released any results from the study. In addition, the U.S. Department of Energy is conducting an investigation into practices the agency could recommend to better protect the environment from drilling using hydraulic fracturing completion methods. Also, the U.S. Department of the Interior is considering disclosure requirements or other mandates for hydraulic fracturing on federal lands.

Certain states in which we operate have adopted, and other states are considering adopting, regulations that could impose more stringent permitting, public disclosure, waste disposal and well construction requirements on hydraulic fracturing operations or otherwise seek to ban fracturing activities altogether.  In addition to state laws, local land use restrictions, such as city ordinances, may restrict or prohibit the performance of well drilling in general and/or hydraulic fracturing in particular. In the event state, local, or municipal legal restrictions are adopted in areas where we are currently conducting, or in the future plan to conduct operations, we may incur additional costs to comply with such requirements that may be significant in nature, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from the drilling and/or completion of wells.

In the Province of New Brunswick in Canada there are presently no hydraulic fracturing regulations, however the provincial government has been working on a new comprehensive regulatory framework that is expected to be released to the public in late 2013.

Increased regulation and attention given to the hydraulic fracturing process could lead to greater opposition, including litigation, to oil and natural gas production activities using hydraulic fracturing techniques. Additional legislation or regulation could also lead to operational delays or increased operating costs in the production of oil, natural gas, and associated liquids including from the development of shale plays, or could make it more difficult to perform hydraulic fracturing. The adoption of additional federal, state or local laws or the implementation of regulations regarding hydraulic fracturing could potentially cause a decrease in the completion of new oil and gas wells, increased compliance costs and time, which could adversely affect our financial position, results of operations and cash flows.

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

As an owner or lessee and operator of natural gas and oil properties, an owner of gas gathering systems, a sand mine and provider of pressure pumping services, we are subject to various federal, state and local regulations relating to discharge of materials into, and protection of, the environment.  These regulations may, among other things, impose liability on us for the cost of pollution clean-up resulting from operations, subject us to liability for pollution damages, and require suspension or cessation of operations in affected areas.  Changes in or additions to regulations regarding the protection of the environment could significantly increase our costs of compliance, or otherwise adversely affect our business.

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

 In particular, if drilling in the Marcellus Shale play continues to be successful, the amount of natural gas being produced by us and others could exceed the capacity of, and result in strains on, the various gathering, and transportation systems, pipelines, and other infrastructure available in these areas. It will be necessary for additional infrastructure, pipelines, gathering, and transportation systems and processing facilities to be expanded, built or developed to accommodate anticipated production from these areas. Because of the current economic climate, certain processing or pipeline and other gathering or transportation projects that might be, or are being, considered for these areas may not be developed timely or at all due to lack of financing, construction and permitting delays, permitting costs, well fees proposed in Pennsylvania, or other constraints. In addition, capital and other constraints could limit our ability to build or access intrastate gathering and transportation systems necessary to transport our production to interstate pipelines or other points of sale or delivery. In such event, we might have to delay or discontinue development activities or shut in our wells to wait for sufficient infrastructure development or capacity expansion and/or sell production at significantly lower prices than those quoted on NYMEX, which would adversely affect our results of operations and cash flows.

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

The natural gas and oil industry is highly competitive, and our business could be adversely affected by companies that are in a better competitive position.  As an independent natural gas and oil company, we frequently compete for reserve acquisitions, exploration leases, licenses, concessions, marketing agreements, equipment and labor against companies with financial and other resources substantially larger than those we possess.  Many of our competitors may be able to pay more for exploratory prospects and productive natural gas and oil properties and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than we can.  Our ability to explore for natural gas and oil prospects and to acquire additional properties in the future will depend on our ability to conduct operations, to evaluate and select suitable properties and to consummate transactions in this highly competitive environment.  In addition, many of our competitors have been operating in some of our core areas for a much longer time than we have or have established strategic long-term positions in geographic regions in which we may seek new entry.

We have made significant investments in our oilfield service operations, including our drilling rig, pressure pumping equipment and sand mine operations in order to meet certain of our oilfield service and resource needs, lower our costs and increase of the efficiency of our operations.  If our exploration and production activities are curtailed or disrupted, these operations may adversely impact our results of operations.  In addition, our continued expansion of these operations may adversely impact our relationships with third-party providers.

We have made significant investments in order to meet certain of our oilfield services needs, including establishing our own drilling rig operations and sand mine.  In 2012, we invested in and commenced providing pressure pumping services for a portion of our operated wells.  We may make additional investments to expand these operations in the future.  Our drilling operations are conducted through our subsidiary, DeSoto Drilling, Inc., which had 371 employees as of December 31, 2012.  We have lease commitments for 14 drilling rigs and related equipment with respect to DDI's operations and we also own one drilling rig.  In addition to these rigs, we have contracts with third-party drilling companies for use of their rigs which may not be terminable without penalty.  In 2009, another of our subsidiaries, DeSoto Sand, L.L.C., began operating our first sand mine in Arkansas in order to meet a portion of our sand needs for the Fayetteville Shale play. We also purchase sand for use in our operations from various third parties, including certain of our oilfield service providers.  Our drilling rig and sand mine operations may have an adverse effect on our relationships with our existing third-party service and resource providers or our ability to secure these services and resources from other providers.  We may also compete with third-party providers for qualified personnel, which could adversely affect our relationships with such providers. If the operations of our drilling rigs and/or sand mine are disrupted or our existing third-party providers discontinue their relationships with us, we may not be able to secure alternative services or resources on a timely basis, or at all.  Even if we are able to secure alternative services or resources, there can be no assurance that such services or resources will be of equivalent quality or that pricing and other terms will be favorable to us.  If we are unable to secure third-party services or resources or if the terms are not favorable to us, our financial condition and results of operations could be adversely affected.

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

If natural gas prices decline further, our failure to hedge the remaining portion of our expected 2013 production could adversely affect our results of operations and financial condition.

To reduce our exposure to fluctuations in the prices of natural gas and oil, historically, we have entered into hedging arrangements with respect to a significant portion of our expected production.  As of February 15, 2013, we had NYMEX commodity price hedges on approximately 29% of our targeted 2013 natural gas production as compared to approximately

30% for 2010, 52% for 2011 and 47% for 2012.  Our price risk management activities increased natural gas sales by $617.6 million in 2012, increased natural gas sales by $315.6 million in 2011 and increased natural gas sales by $290.3  million in 2010. If natural gas prices decline in 2013, unless we enter into additional hedging arrangements, our revenues would be adversely affected.   To the extent that we engage in additional hedging activities in the current price environment, we would not realize the benefit of price increases above the levels of the hedges.

In addition, such transactions may expose us to the risk of financial loss in certain circumstances, including instances in which:

·	our production is less than expected;
·	there is a widening of price differentials between delivery points for our production and the delivery point assumed in the hedge arrangement;
·	the counterparties to our futures contracts fail to perform the contracts; or
·	a sudden, unexpected event materially impacts natural gas or oil prices.

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

The elimination of certain key U.S. federal income tax deductions currently available to oil and natural gas exploration and production companies has been proposed in recent years. These changes have included, among other proposals:

·	the repeal of the percentage depletion allowance for oil and natural gas properties;
·	the elimination of current deductions for intangible drilling and development costs;
·	the elimination of the deduction for certain domestic production activities; and
·	an extension of the amortization period for certain geological and geophysical expenditures.

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

Our inability to locate sufficient amounts of water, or dispose of or recycle water used in our E&P operations, could adversely impact our operations, particularly with respect to our Fayetteville Shale and Marcellus Shale operations, and also possibly our recently announced unconventional oil play targeting the LSBD formation in Arkansas and Louisiana. Moreover, the imposition of new environmental initiatives and regulations could include restrictions on our ability to conduct certain operations such as hydraulic fracturing or disposal of waste, including, but not limited to, produced water, drilling fluids and other wastes associated with the exploration, development or production of natural gas.  The Federal Water Pollution Control Act, as amended, or the FWPCA, imposes restrictions and strict controls regarding the discharge of produced waters and other natural gas and oil waste into navigable waters.  Permits must be obtained to discharge pollutants to waters and to conduct construction activities in waters and wetlands.  The FWPCA and similar state laws provide for civil, criminal and administrative penalties for any unauthorized discharges of pollutants and unauthorized discharges of reportable quantities of oil and other hazardous substances. Many state discharge regulations and the Federal National Pollutant Discharge Elimination System general permits issued by the EPA prohibit the discharge of produced water and sand, drilling fluids, drill cuttings and certain other substances related to the natural gas and oil industry into coastal waters. The EPA has also adopted regulations requiring certain natural gas and oil exploration and production facilities to obtain permits for storm water discharges. Compliance with environmental regulations and permit requirements governing the withdrawal, storage and use of surface water or groundwater necessary for hydraulic fracturing of wells may increase our operating costs and cause delays, interruptions or termination of our operations, the extent of which cannot be predicted, all of which could have an adverse  effect on our operations and financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES

The summary of our oil and natural gas reserves as of fiscal year-end 2012 based on average fiscal-year prices, as required by Item 1202 of Regulation S-K, is included in the table headed “2012 Proved Reserves by Category and Summary Operating Data” in “Business – Exploration and Production – Our Proved Reserves” in Item 1 of this Form 10-K and incorporated by reference into this Item 2.  Our proved reserves are based upon estimates prepared for each of our properties annually by the reservoir engineers assigned to the asset management team in the geographic locations in which the property is located. These estimates are reviewed by senior engineers who are not part of the asset management teams and by our Manager – Capital Budgeting & Reserves, who is the technical person primarily responsible for overseeing the preparation of our reserves estimates. Our Manager – Capital Budgeting & Reserves has more than ten years of experience in petroleum engineering, including the estimation of oil and natural gas reserves, and holds a Bachelor of Science in Petroleum Engineering. Prior to joining us in 2009, our Manager – Capital Budgeting & Reserves served in various reservoir engineering roles for Kinder Morgan CO2 and Citation Oil & Gas and is a member of the Society of Petroleum Engineers. He reports to our Senior Vice President – Corporate Development who has more than 31 years of experience in reservoir engineering including the estimation of oil and natural gas reserves in multiple basins both in the United States and internationally. Prior to joining Southwestern in 2008, our Senior Vice President – Corporate Development served in various engineering and senior management roles for Tenneco Oil Company, Enron Oil & Gas Company, Enron Global Exploration & Production, El Paso Energy and The Houston Exploration Company, and is a member of the Society of Petroleum Engineers, IPAA, Tipro and the Houston Producer’s Forum. On our behalf, the Senior Vice President – Corporate Development engages Netherland, Sewell & Associates, Inc., or NSAI, a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies, to independently audit our proved reserves estimates. NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-002699. Within NSAI, the two technical persons primarily responsible for auditing our proved reserves estimates (1) have over 26 years and over 11 years of practical experience in petroleum geosciences and petroleum engineering, respectively; (2) have over 22 years and over 11 years of experience in the estimation and evaluation of reserves, respectively; (3) each has a college degree; (4) each is a Licensed Professional Geoscientist in the State of Texas or a Licensed Professional Engineer in the State of Texas; (5) each meets or exceeds the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; and (6) each is proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines. The financial data included in the reserve estimates are also separately reviewed by our accounting staff. Our proved reserves estimates, as internally reviewed and audited by NSAI, are submitted for review and approval to our Chief Executive Officer.  Finally, upon his approval, NSAI reports the results of its reserve audit to the Board of Directors with whom final authority over the estimates of our proved reserves rests.  A copy of NSAI's report has been filed as Exhibit 99.1 to this Form 10-K.

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

The information regarding oil and gas properties, wells, operations and acreage required by Item 1208 of Regulation S-K is set forth below:

Leasehold acreage as of December 31, 2012:

	Undeveloped		Developed
	Gross	Net	Gross	Net

Fayetteville Shale Play (1)	529,863	308,924	798,720	479,925
Marcellus Shale Play (2)	174,238	159,078	17,900	17,220
Ark-La-Tex:
Conventional Arkoma (3)	70,316	63,341	194,313	175,599
East Texas (4)	4,427	1,874	65,911	47,466
New Ventures:
USA New Ventures – LSBD (5)	740,058	504,486	2,573	2,573
USA New Ventures – Other (6)	1,104,672	741,724	643	643
Canada New Ventures (7)	2,572,918	2,572,918	–	–
	5,196,492	4,352,345	1,080,060	723,426

(1)Assuming successful wells are not drilled to develop the acreage and leases are not extended, leasehold expiring over the next three years will be 46,007 net acres in 2013, 183,824 net acres in 2014, which includes 153,863 net acres held on federal lands, and 39,071 net acres in 2015.

(2)Assuming successful wells are not drilled to develop the acreage and leases are not extended, leasehold expiring over the next three years will be 41,860 net acres in 2013, 13,467 net acres in 2014 and 3,835 net acres in 2015.

(3)Includes 123,442 net developed acres and 1,211 net undeveloped acres in the Arkoma Basin that are also within our Fayetteville Shale focus area but not included in the Fayetteville Shale acreage in the table above.  Assuming successful wells are not drilled to develop the acreage and leases are not extended, leasehold expiring over the next three years will be 1,200 net acres in 2013, 670 net acres in 2014 and 17,788 net acres in 2015.

(4)Assuming successful wells are not drilled to develop the acreage and leases are not extended, leasehold expiring over the next three years will be 1,340 net acres in 2013, 152 net acres in 2014 and 202 net acres in 2015.

(5)Assuming successful wells are not drilled to develop the acreage and leases are not extended, leasehold expiring over the next three years will be 68,023 net acres in 2013, 237,181 net acres in 2014 and 159,718 net acres in 2015.

(6)Assuming successful wells are not drilled to develop the acreage and leases are not extended, leasehold expiring over the next three years will be 1,120 net acres in 2013, 60,294 net acres in 2014 and 142,294 net acres in 2015.

(7)Assuming successful wells are not drilled to develop the acreage and our exploration license agreements are not extended, 2,518,518 net acres in New Brunswick will expire in March 2015. We have applied for an additional 1-year option to extend our exploration license agreements in New Brunswick and, if granted by the Province, this would extend our exploration license agreements until March 2016.

Producing wells as of December 31, 2012:

	Natural Gas		Oil		Total		Gross Wells
	Gross	Net	Gross	Net	Gross	Net	Operated

Fayetteville Shale Play	3,228	2,186	–	–	3,228	2,186	2,725
Marcellus Shale Play(1)	132	71	–	–	132	71	72
Ark-La-Tex:
Conventional Arkoma(2)	1,180	570	–	–	1,180	570	550
East Texas(3)	166	106	7	4	173	110	134
New Ventures	3	3	1	1	4	4	4
	4,709	2,936	8	5	4,717	2,941	3,485

(1)As of December 31, 2012, this includes 58 gross natural gas wells in which we own an overriding royalty interest.

(2)  As of December 31, 2012, this includes 148 gross natural gas wells in which we own an overriding royalty interest.

(3)  As of December 31, 2012, this includes 1 gross oil well and 12 gross natural gas wells in which we own an overriding royalty interest.

The information regarding drilling and other exploratory and development activities required by Item 1205 of Regulation S-K is set forth below:

	Exploratory(1)

	Productive Wells		Dry Wells		Total
Year	Gross	Net	Gross	Net	Gross	Net

2012	7.0	7.0	–	–	7.0	7.0
2011	1.0	0.6	–	–	1.0	0.6
2010	–	–	–	–	–	–

	Development(1)

	Productive Wells		Dry Wells		Total
Year	Gross	Net	Gross	Net	Gross	Net

2012(2)	376.0	257.0	9.0	6.7	385.0	263.7
2011	446.0	307.7	–	–	446.0	307.7
2010(3)	483.0	305.5	3.0	1.9	486.0	307.4

(1)We have not drilled any exploratory or development wells in Canada in the past three years.

(2)2012 dry wells include 5 gross wells that were use for science in the Ozark Highlands Unit that were not intended to produce.

(3)  2010 dry wells include 2 gross wells (1.6 net wells) in the Fayetteville Shale play that were plugged and abandoned due to mechanical issues encountered during drilling.

The following table presents the information regarding our present activities required by Item 1206 of Regulation S-K:

Wells in progress as of December 31, 2012:  (1)

	Gross	Net

Drilling:
Exploratory	–	–
Development	94.0	78.7
Total	94.0	78.7

Completing:
Exploratory	1.0	1.0
Development	108.0	85.2
Total	109.0	86.2

Drilling & Completing:
Exploratory	1.0	1.0
Development	202.0	163.9
Total	203.0	164.9

(1)As of December 31, 2012, we did not have any drilling activities in Canada.

The information regarding oil and gas production, production prices and production costs required by Item 1204 of Regulation S-K is set forth below:

Production, Average Sales Price and Average Production Cost:

	For the years ended December 31,
	2012	2011	2010
Natural Gas
Production (Bcf):
Fayetteville Shale	485.5	436.8	350.2
Marcellus Shale	53.6	23.4	1.0
Total	564.5	499.4	403.6

Average gas price per Mcf, excluding hedges:
Fayetteville Shale	$2.30	$3.52	$3.89
Marcellus Shale	2.55	3.80	3.78
Total	$2.34	$3.56	$3.93

Average gas price per Mcf, including hedges	$3.44	$4.19	$4.64

Oil
Oil production (MBbls)(1)	83	97	171
Average oil price per Bbl(1)	$101.54	$94.08	$76.84

Average Production Cost
Cost per Mcfe, excluding ad valorem and severance taxes:
Fayetteville Shale	$0.83	$0.88	$0.86
Marcellus Shale	0.46	0.27	0.57
Total	$0.80	$0.84	$0.83

(1)Our Fayetteville Shale and Marcellus Shale operations did not produce any oil for the years ended December 31, 2012, 2011 and 2010.

During 2012, we were required to file Form 23, “Annual Survey of Domestic Oil and Gas Reserves,” with the U.S. Department of Energy.  The basis for reporting reserves on Form 23 is not comparable to the reserve data included in Note 4 to the consolidated financial statements in Item 8 to this Form 10-K. The primary differences are that Form 23 reports gross reserves, including the royalty owners’ share, and includes reserves for only those properties of which we are the operator.

Miles of Pipe

As of December 31, 2012, our Midstream Services segment had 1,852 miles, 57 miles and 25 miles of pipe in its gathering systems located in Arkansas, Pennsylvania, and Texas, respectively.

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

Tovah Energy

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

On June 22, 2012, SEPCO filed its appellate brief and, on June 25, 2012, plaintiff and intervenor filed a cross-appellate brief seeking limited remand to reassess the disgorgement determination.  The parties filed their responses to the appellate and cross-appellate briefs on or about November 7, 2012.  Both sides filed replies to the opposing party’s responses in January 2013.  Oral arguments are expected to occur in spring 2013.  Based on the Company's understanding and judgment of the facts and merits of this case, including appellate defenses, and after considering the advice of counsel, the Company has determined that, although reasonably possible after exhaustion of all appeals, an adverse final outcome to this lawsuit is not probable.  As such, the Company has not accrued any amounts with respect to this lawsuit.  If the plaintiff and intervenor were to ultimately prevail in the appellate process, the Company currently estimates, based on the judgments to date, that SEPCO’s potential liability would be up to $44.2 million, including interest and attorney’s fees. The Company’s assessment may change in the future due to occurrence of certain events, such as denied appeals, and such re-assessment could lead to the determination that the potential liability is probable and could be material to the Company's results of operations, financial position or cash flows.

Muncey

On February 20, 2012, the Company became aware that SEPCO was named as a defendant in the matter of Gery Muncey v. Southwestern Energy Production Company, et al filed in the District Court of San Augustine County in Texas on January 31, 2012.  The plaintiff in this case is also the intervenor in the Tovah Energy matter described above and alleged various claims including fraud, misappropriation and breach of fiduciary duty that are purportedly independent of the claims alleged in the Tovah Energy matter but arise from the substantially same circumstances involved in the Tovah Energy matter.  SEPCO’s motion for summary judgment was granted on July 9, 2012. On August 22, 2012, the court signed a final take-nothing judgment in SEPCO’s favor.  The deadlines for filing appeals have expired, so this matter has been resolved in SEPCO’s favor.

Bureau of Land Management

In March 2010, the Company’s subsidiary, SEECO, was served with a subpoena from a federal grand jury in Little Rock, Arkansas.  Based on the documents requested under the subpoena and subsequent discussions described below, the Company believes the grand jury is investigating matters involving approximately 27 horizontal wells operated by SEECO in Arkansas, including whether appropriate leases or permits were obtained therefor and whether royalties and other production attributable to federal lands have been properly accounted for and paid.  The Company believes it has fully complied with all requests related to the federal subpoena and delivered its affidavit to that effect. The Company and representatives of the Bureau of Land Management and the U.S. Attorney have had discussions since the production of the documents pursuant to the subpoena.  In January 2011, the Company voluntarily produced additional materials informally requested by the government arising from these discussions.  Although, to the Company’s knowledge, no proceeding in this matter has been initiated against SEECO, the Company cannot predict whether or when one might be initiated. The Company intends to fully comply with any further requests and to cooperate with any related investigation. No assurance can be made as to the time or resources that will need to be devoted to this inquiry or the impact of the final outcome of the discussions or any related proceeding.

Other

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

ITEM 4.  MINE SAFETY DISCLOSURES

 Our sand mining operations in support of our E&P business, are subject to regulation by the Federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977. Information concerning mine safety violations or other regulatory matters required by section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.106) is included in Exhibit 95.1 to this Form 10-K.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange, or the NYSE, under the symbol “SWN.”  On February 15, 2013, the closing price of our stock was $33.04 and we had 3,110 stockholders of record.  The following table presents the high and low sales prices for closing market transactions as reported on the NYSE.

Range of Market Prices
Quarter Ended	2012		2011		2010
March 31	$ 35.60	$ 29.06	$ 43.49	$ 36.12	$ 51.65	$ 37.70
June 30	$ 32.46	$ 25.82	$ 43.86	$ 38.02	$ 44.99	$ 35.86
September 30	$ 35.76	$ 30.55	$ 49.00	$ 33.33	$ 38.83	$ 31.44
December 31	$ 36.60	$ 32.78	$ 44.21	$ 31.94	$ 38.45	$ 32.73

We have indefinitely suspended payment of quarterly cash dividends on our common stock.

Issuer Purchases of Equity Securities

During 2012, we retired 11,357 shares for the payment of withholding taxes due on employee stock plan share issuances.  All changes in common stock in treasury in 2012 were due to purchases and sales of shares held on behalf of participants in a non-qualified deferred compensation supplemental retirement savings plan. We refer you to Note 1 to our consolidated financial statements in Item 8 of Part II.

Recent Sales of Unregistered Equity Securities

We did not sell any unregistered equity securities during 2012.

STOCK PERFORMANCE GRAPH

The following graph compares, for the last five years, the performance of our common stock to the S&P 500 Index and the Dow Jones U.S. Exploration & Production Index.  The chart assumes that the value of the investment in our common stock and each index was $100 at December 31, 2007, and that all dividends were reinvested.  The stock performance shown on the graph below is not indicative of future price performance.

	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Southwestern Energy Company	100	104	173	134	115	120
Dow Jones U.S. Exploration & Production	100	63	80	92	94	109
S&P 500 Index	100	60	84	98	94	100

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth a summary of selected historical financial information for each of the years in the five-year period ended December 31, 2012. This information and the notes thereto are derived from our consolidated financial statements. We refer you to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Statements and Supplementary Data.”

	2012	2011	2010	2009	2008
	(in thousands except share, per share, stockholder data and percentages)
Financial Review
Operating revenues:
Exploration and production	$1,948,222	$2,100,488	$1,890,444	$1,593,231	$1,491,302
Midstream services	2,363,480	2,859,519	2,453,840	1,603,332	2,173,971
Gas distribution and other	2,865	3,268	984	687	118,399
Intersegment revenues	(1,599,524)	(2,010,369)	(1,734,605)	(1,051,471)	(1,472,120)
	2,715,043	2,952,906	2,610,663	2,145,779	2,311,552
Operating costs and expenses:
Gas purchases – midstream services	592,466	709,091	611,161	482,836	710,129
Gas purchases – gas distribution	–	–	–	–	61,439
Operating and general	419,882	398,985	337,334	259,159	209,536
Depreciation, depletion and amortization	810,953	704,511	590,332	493,658	414,408
Impairment of natural gas and oil properties	1,939,734	–	–	907,812	–
Taxes, other than income taxes	67,584	65,518	50,608	37,280	29,272
	3,830,619	1,878,105	1,589,435	2,180,745	1,424,784
Operating income (loss)	(1,115,575)	1,074,801	1,021,228	(34,966)	886,768

Interest expense, net	35,657	24,075	26,163	18,638	28,904
Other income, net	1,030	264	427	1,449	4,404
Gain on sale of utility assets	–	–	–	–	57,264
Income (loss) before income taxes	(1,150,203)	1,050,990	995,492	(52,155)	919,532
Provision (benefit) for income taxes:
Current	18,689	4,198	11,939	(64,969)	122,000
Deferred	(461,828)	409,023	379,720	48,606	228,999
	(443,139)	413,221	391,659	(16,363)	350,999
Net income (loss)	(707,064)	637,769	603,833	(35,792)	568,533
Less: net income (loss) attributable to
noncontrolling interest	–	–	(285)	(142)	587
Net income (loss) attributable to Southwestern
Energy	$(707,064)	$637,769	$604,118	$(35,650)	$567,946
Return on equity (1)	(23.3%)	16.1%	20.4%	(1.5%)	22.6%
Net cash provided by operating activities	$1,653,942	$1,739,817	$1,642,585	$1,359,376	$1,160,809
Net cash used in investing activities	$(1,906,677)	$(2,024,790)	$(1,725,631)	$(1,780,604)	$(792,078)
Net cash provided by (used in) financing activities	$290,889	$284,303	$86,240	$238,135	$(174,286)

Common Stock Statistics
Earnings per share:
Net income (loss) attributable to Southwestern
stockholders – Basic	$(2.03)	$1.84	$1.75	$(0.10)	$1.66
Net income (loss) attributable to Southwestern
stockholders – Diluted	$(2.03)	$1.82	$1.73	$(0.10)	$1.64
Book value per average diluted share (1)	$8.71	$11.34	$8.49	$6.82	$7.27
Market price at year-end	$33.41	$31.94	$37.43	$48.20	$28.97
Number of stockholders of record at year-end	3,122	3,083	3,043	2,639	2,497
Average diluted shares outstanding	348,610,503	349,921,413	349,310,666	343,420,568	346,245,938

(1)The return on equity and the book value per average diluted share calculations have been recalculated for 2008 and now include an addition to equity for the Company’s noncontrolling interest in partnership.

	2012	2011	2010	2009	2008

Capitalization (in thousands)
Total debt	$1,669,473	$1,343,300	$1,094,200	$998,700	$735,400
Total equity	3,035,872	3,969,304	2,964,876	2,340,981	2,517,963
Total capitalization	$4,705,345	$5,312,604	$4,059,076	$3,339,681	$3,253,363
Total assets	$6,737,527	$7,902,897	$6,017,463	$4,770,250	$4,760,158
Capitalization ratios:
Debt	35.5%	25.3%	27.0%	29.9%	22.6%
Equity	64.5%	74.7%	73.0%	70.1%	77.4%

Capital Investments (in millions) (1)
Exploration and production	1,860.7	1,977.5	1,775.5	1,565.5	1,595.8
Midstream services	165.0	160.8	271.3	214.2	183.0
Other	54.9	68.9	73.3	29.4	17.4
	$2,080.5	$2,208.0	$2,120.1	$1,809.1	$1,796.2

Exploration and Production
Natural gas:
Production, Bcf	564.5	499.4	403.6	299.7	192.3
Average price per Mcf, including hedges	$3.44	$4.19	$4.64	$5.30	$7.52
Average price per Mcf, excluding hedges	$2.34	$3.56	$3.93	$3.34	$7.73
Oil:
Production, MBbls	83	97	171	124	385
Average price per barrel, including hedges	$101.54	$94.08	$76.84	$54.99	$107.18
Average price per barrel, excluding hedges	$101.54	$94.08	$76.84	$54.99	$107.18
Total natural gas and oil production, Bcfe	565.0	500.0	404.7	300.4	194.6
Lease operating expenses per Mcfe	$0.80	$0.84	$0.83	$0.77	$0.89
General and administrative expenses per Mcfe	$0.26	$0.27	$0.30	$0.35	$0.41
Taxes, other than income taxes per Mcfe	$0.10	$0.11	$0.11	$0.11	$0.13
Proved reserves at year-end:
Natural gas, Bcf	4,017	5,887	4,930	3,650	2,176
Oil, MMBbls	1	1	1	1	2
Total reserves, Bcfe	4,018	5,893	4,937	3,657	2,185

Midstream Services
Gas volumes marketed, Bcf	676.2	611.4	495.8	382.5	258.0
Gas volumes gathered, Bcf	845.5	745.7	588.3	387.1	224.1

(1)  Capital investments include a decrease of $36.9 million for 2012, and increases of $4.3 million for 2011, $14.4 million for 2010, $12.2 million for 2009 and $36.2 million for 2008 related to the change in accrued expenditures between years.

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

OVERVIEW

Background

Southwestern Energy Company is an independent energy company engaged in natural gas and oil exploration, development and production, or E&P. We are also focused on creating and capturing additional value through our natural gas gathering and marketing businesses, which we refer to as Midstream Services. We operate principally in two segments: E&P and Midstream Services.

Our primary business is the exploration for and production of natural gas and oil, with our current operations being principally focused within the United States on development of an unconventional gas reservoir located on the Arkansas side of the Arkoma Basin, which we refer to as the Fayetteville Shale play.  We are also actively engaged in exploration and production activities in Pennsylvania, where we are targeting the unconventional gas reservoir known as the Marcellus Shale, and to a lesser extent in Texas and in Arkansas and Oklahoma in the Arkoma Basin.  We have recently commenced exploration operations in Arkansas and Louisiana testing an unconventional oil play targeting the Lower Smackover Brown Dense, or LSBD, formation, as well as in Colorado and Montana.  In 2010, we commenced an exploration program in New Brunswick, Canada, which represents our first operations outside of the United States.

We are focused on providing long-term growth in the net asset value of our business. We derive the vast majority of our operating income and cash flow from the natural gas production of our E&P business and expect this to continue in the future. We expect that growth in our operating income and revenues will depend primarily on natural gas prices and our ability to increase our natural gas production. We expect our natural gas production volumes will continue to increase due to our ongoing development of the Fayetteville Shale play in Arkansas and the Marcellus Shale play in Pennsylvania. The price we expect to receive for our natural gas is a critical factor in the capital investments we make in order to develop our properties and increase our production.  In recent years, there has been a significant decline in natural gas prices as evidenced by New York Mercantile Exchange, or NYMEX, natural gas prices ranging from a high of $13.58 per MMBtu in 2008 to a recent low of $1.91 per MMBtu in April 2012.  Natural gas prices fluctuate due to a variety of factors we cannot control or predict. These factors, which include increased supplies of natural gas due to greater exploration and development activities, weather conditions, political and economic events, and competition from other energy sources, impact supply and demand for natural gas, which in turn determines the sale prices for our production. In addition to the factors identified above, the prices we realize for our production are affected by our hedging activities as well as locational differences in market prices.

Recent Financial and Operating Results

Due to a significant non-cash ceiling test impairment of our United States natural gas properties in 2012, we reported a net loss attributable to Southwestern Energy of $707.1 million, or $2.03 per diluted share, down from net income attributable to Southwestern Energy of $637.8 million, or $1.82 per diluted share in 2011.  We reported net income attributable to Southwestern Energy of $604.1 million, or $1.73 per diluted share, in 2010. In 2012, we incurred a $1,939.7 million, or $1,192.4 million net of taxes, non-cash ceiling test impairment of our United States natural gas and oil properties that resulted from a significant decline in natural gas prices during 2012.  Our cash flow from operating activities decreased 5% to $1,653.9 million in 2012 due to a decrease in net income adjusted for non-cash expenses which was partially offset by changes in working capital accounts, and increased 6% to $1,739.8 million in 2011 due to an increase in net income adjusted for non-cash expenses which was partially offset by changes in working capital.

In 2012, our natural gas and oil production increased 13% to 565.0 Bcfe, up from 500.0 Bcfe in 2011.  The 65.0 Bcfe increase in our 2012 production resulted from a 48.7 Bcf increase in net production from our Fayetteville Shale play,  a  30.3 Bcf increase in net production from our Marcellus Shale properties and a 0.3 Bcfe increase in net production in our New Ventures properties, which more than offset a combined 14.3 Bcfe decrease in net production from our East Texas and Arkoma Basin properties. In 2011, our natural gas and oil production increased to 500.0 Bcfe, up from 404.7 Bcfe in 2010.  We are targeting 2013 natural gas and oil production of 628.0 to 640.0 Bcfe, an increase of approximately 12% over our

2012 production, using midpoints.  Our year-end reserves decreased 32% in 2012 to 4,018 Bcfe, down from 5,893 Bcfe at the end of 2011 and 4,937 Bcfe at the end of 2010, primarily due to the low natural gas price environment.

Our E&P segment reported an operating loss of $1,411.2 million in 2012, down from operating income of $825.1 million in 2011. The operating loss in 2012 included a $1,939.7 million non-cash ceiling test impairment of our United States natural gas and oil properties.  Excluding the non-cash ceiling test impairment, operating income in 2012 decreased $296.6 million over 2011 as the revenue impact of our 13% increase in production was more than offset by the 18% decline in our average realized natural gas prices and a $144.3 million increase in operating costs and expenses that resulted from our significant production growth.  Operating income of $825.1 million in 2011 decreased $4.3 million over 2010 as the revenue impact of our 24% increase in production was more than offset by the 10% decline in our average realized natural gas prices and a $214.4 million increase in operating costs that resulted from our significant production growth.

Operating income for our Midstream Services segment was $294.3 million in 2012, up from $248.0 million in 2011 and $191.6 million in 2010. Operating income for our Midstream Services segment increased in 2012 due to an increase of $65.8 million in gathering revenues, which was partially offset by a decrease of $2.5 million in the margin generated from our natural gas marketing activities and $16.9 million increase in operating costs and expenses, exclusive of natural gas purchase costs, that resulted from our continued significant growth in volumes gathered. Volumes gathered grew to 845.5 Bcf in 2012 compared to 745.7 Bcf in 2011. Operating income for our Midstream Services segment increased in 2011 due to an increase of $92.2 million in gathering revenues and an increase of $5.8 million in the margin generated from our natural gas marketing activities, which were partially offset by a $41.6 million increase in operating costs and expenses, exclusive of natural gas purchase costs, that resulted from our significant growth in volumes gathered. Volumes gathered grew to 745.7 Bcf in 2011 compared to 588.3 Bcf in 2010.

We had total capital investments of $2,080.5 million in 2012, compared to $2,207.2 million in 2011 and $2,120.1 million in 2010.  Of our total capital investments, $1,860.7 million was invested in our E&P segment in 2012 compared to $1,977.5 million and $1,775.5 million invested in our E&P segment in 2011 and 2010, respectively.

Outlook

We believe the outlook for our business is favorable despite the continued uncertainty of natural gas prices in the United States and the legislative and regulatory challenges facing our industry. Our resource base, financial strength and disciplined investment of capital provide us with an opportunity to exploit and develop our position in the Fayetteville Shale play and Marcellus Shale play, maximize efficiency through economies of scale in our key operating areas, enhance our overall returns through expansion of our Midstream Services operations and grow through new exploration and development activities. Our capital investment plan for 2013 is flexible and is based on our expectation that natural gas prices will remain at current price levels.  Should prices fluctuate materially from their current levels we will adjust our capital investment plans accordingly.

RESULTS OF OPERATIONS

The following discussion of our results of operations for our segments is presented before intersegment eliminations. We evaluate our segments as if they were stand-alone operations and accordingly discuss their results prior to any intersegment eliminations. Interest expense, interest income, income tax expense and stock-based compensation are discussed on a consolidated basis.

Exploration and Production

	Year Ended December 31,
	2012	2011	2010

Revenues (in thousands)	$1,948,222	$2,100,488	$1,890,444
Impairment of natural gas and oil properties (in thousands)	$1,939,734	$–	$–
Operating costs and expenses (in thousands)	$1,419,699	$1,275,350	$1,060,982
Operating income (loss) (in thousands)	$(1,411,211)	$825,138	$829,462

Natural gas production (Bcf)	564.5	499.4	403.6
Oil production (MBbls)	83	97	171
Total production (Bcfe)	565.0	500.0	404.7

Average gas price per Mcf, including hedges	$3.44	$4.19	$4.64
Average gas price per Mcf, excluding hedges	$2.34	$3.56	$3.93
Average oil price per Bbl	$101.54	$94.08	$76.84

Average unit costs per Mcfe:
Lease operating expenses	$0.80	$0.84	$0.83
General & administrative expenses	$0.26	$0.27	$0.30
Taxes, other than income taxes	$0.10	$0.11	$0.11
Full cost pool amortization	$1.31	$1.30	$1.34

Revenues

Revenues for our E&P segment were down $152.3 million, or 7%, in 2012 compared to 2011. Higher natural gas production volumes in 2012 increased revenues by $272.5 million while lower realized prices for our natural gas production decreased revenue by $423.8 million compared to 2011.  E&P revenues were up $210.0 million, or 11%, in 2011 compared to 2010. Higher natural gas production volumes in 2011 increased revenues by $445.0 million while lower realized prices for our natural gas production decreased revenue by $227.9 million. We expect our natural gas production volumes to continue to increase due to our development of the Fayetteville Shale properties in Arkansas and our Marcellus Shale properties in Pennsylvania.  Natural gas and oil prices are difficult to predict and subject to wide price fluctuations. As of February 15, 2013, we had hedged 185.6 Bcf of our remaining 2013 natural gas production and 54.8 Bcf of our 2014 natural gas production to help limit our exposure to price fluctuations.  For more information about our derivatives and risk management activities, we refer you to Note 5 to the consolidated financial statements included in this Form 10-K and to “Commodity Prices” below for additional information.

Production

In 2012, our natural gas and oil production increased 13% to 565.0 Bcfe, up from 500.0 Bcfe in 2011.  The 65.0 Bcfe increase in our 2012 production resulted from a 48.7 Bcf increase in net production from our Fayetteville Shale play, a 30.3 Bcf increase in net production from our Marcellus Shale properties and a 0.3 increase in net production in our New Ventures properties, which more than offset a combined 14.3 Bcfe decrease in net production from our East Texas and Arkoma Basin properties.  Natural gas and oil production was up approximately 24% to 500.0 Bcfe in 2011, as compared to 2010, due to a 95.3 Bcf increase in net production from our Fayetteville Shale play and a 22.4 Bcf increase in net production from our Marcellus Shale properties, which more than offset a combined 13.7 Bcfe decrease in net production from our East Texas and Arkoma Basin properties.  Our net production from the Fayetteville Shale play was 485.5 Bcf in 2012, up from 436.8 Bcf in 2011 and 350.2 Bcf in 2010.

We are targeting 2013 natural gas and oil production of 628 to 640 Bcfe, an increase of approximately 12% over our 2012 production, using midpoints. Approximately 475 to 480 Bcf of our 2013 targeted natural gas production is projected to come from our activities in the Fayetteville Shale play. Although we expect production volumes in 2013 to increase, we cannot guarantee our success in discovering, developing and producing reserves. Our ability to discover, develop and produce reserves is dependent upon a number of factors, many of which are beyond our control, including the availability of capital, the timing and extent of changes in natural gas and oil prices and competition. There are also many risks inherent in the discovery, development and production of natural gas and oil. We refer you to “Risk Factors” in Item 1A of Part I of this Form 10-K for a discussion of these risks and the impact they could have on our financial condition and results of operations.

Commodity Prices

The average price realized for our natural gas production, including the effects of hedges, decreased 18% to $3.44 per Mcf in 2012 and decreased 10% to $4.19 per Mcf in 2011. The decrease in the average price realized in 2012 compared to 2011 primarily reflects the decrease in average market prices, which was partially offset by the positive effect of our price hedging activities in 2012 (see additional discussion below).  The decrease in the average price realized in 2011 compared to 2010 primarily reflects the decrease in average market prices and to a lesser extent the decreased effect of our natural gas price hedging activities, which had a greater positive impact on our average realized natural gas price in 2010.  We periodically enter into various hedging and other financial arrangements with respect to a portion of our projected natural gas and oil production in order to ensure certain desired levels of cash flow and to minimize the impact of price fluctuations, including fluctuations in locational market differentials.  We refer you to Item 7A of this Form 10-K, Note 5 to the consolidated financial statements, and our hedge risk factor for additional discussion about our derivatives and risk management activities.

Our hedging activities increased the average natural gas sales price we realized by $1.10 per Mcf in 2012, compared to an increase of $0.63 per Mcf in 2011 and an increase of $0.71 per Mcf in 2010. Disregarding the impact of hedges, the average sales price we received for our natural gas production in 2012 was $1.22 per Mcf lower than 2011 and $0.45 lower than the average monthly NYMEX settlement price for 2012.

As of December 31, 2012, we had basis hedges on approximately 232.7 Bcf of our 2013 expected natural gas production through financial hedging activities and physical sales arrangements at a basis differential to NYMEX natural gas prices of approximately $0.05 per Mcf.

In addition to the basis hedges discussed above, as of December 31, 2012, we had NYMEX fixed price hedges in place on notional volumes of 185.6 Bcf of our remaining 2013 natural gas production at an average price of $5.06 per MMBtu. As of December 31, 2012, we had NYMEX fixed price hedges in place on notional volumes of 18.3 Bcf of our 2014 natural gas production.

Our E&P segment receives a sales price for our natural gas at a discount to average monthly NYMEX settlement prices due to locational basis differentials, while transportation charges and fuel charges also reduce the price received. Assuming a NYMEX commodity price of $3.50 per Mcf for 2013, and disregarding the impact of hedges, we expect our total natural gas sales discount to NYMEX to be $0.50 to $0.55 per Mcf for 2013.

We realized an average sales price of $101.54 per barrel for our oil production for the year ended December 31, 2012, up approximately 8% from the prior year. The 2011 average realized price of $94.08 per barrel was up 22% from 2010. We did not hedge any of our 2012, 2011 or 2010 oil production.

Operating Income

Our E&P segment reported an operating loss of $1,411.2 million in 2012, down from operating income of $825.1 million in 2011. The operating loss in 2012 included a $1,939.7 million non-cash ceiling test impairment of our United States natural gas and oil properties.  Excluding the $1,939.7 million non-cash ceiling test impairment, operating income in 2012 decreased $296.6 million over 2011 as the revenue impact of our 13% increase in production was more than offset by the 18% decline in our average realized natural gas prices and a $144.3 million increase in operating costs and expenses that resulted from our significant production growth.  Operating income of $825.1 million in 2011 decreased $4.3 million over 2010 as the revenue impact of our 24% increase in production was more than offset by the 10% decline in our average realized natural gas prices and a $214.4 million increase in operating costs that resulted from our significant production growth.

Operating Costs and Expenses

Lease operating expenses per Mcfe for the E&P segment were $0.80 in 2012, compared to $0.84 in 2011 and $0.83 in

2010. Lease operating expenses per unit of production decreased in 2012 primarily due to lower compression and salt water disposal costs associated with our Fayetteville Shale operations. Lease operating expenses per unit of production increased in 2011 compared to 2010 primarily due to increased gathering, compression and water disposal costs associated with our Fayetteville Shale operations.  We expect our per unit operating cost for this segment to range between $0.84 and $0.89 per Mcfe in 2013.

General and administrative expenses for the E&P segment were $0.26 per Mcfe in 2012, down from $0.27 per Mcfe in 2011 and $0.30 per Mcfe in 2010. The decreases in general and administrative costs per Mcfe in 2012 and 2011 were due to decreased personnel costs per unit of production. In total, general and administrative expenses for the E&P segment were $145.1 million in 2012, $134.8 million in 2011 and $120.3 million in 2010. The increases in general and administrative expenses since 2011 was primarily a result of increased personnel and information system costs associated with the expansion of our E&P operations. These increases accounted for $8.9 million, or 86%, of the 2012 increase and $11.1 million, or 76%, of the 2011 increase. We added 131 new E&P employees during 2012 compared to 106 employees added in 2011.

We expect our per unit cost for general and administrative expenses in 2013 to range between $0.26 and $0.30 per Mcfe.  The expected increase in our per unit general and administrative costs in 2013 is due to general increases in personnel costs associated with ongoing development of our Fayetteville Shale and Marcellus Shale plays. Future changes in our general and administrative expenses for this segment are primarily dependent upon compensation and other personnel costs and level and intensity of our operating activities. For eligible employees, a portion of incentive compensation is based on the achievement of certain operating and performance results, including production, proved reserve additions, present value added for each dollar of capital invested, and lease operating expenses and general and administrative expenses per unit of production, while another portion is discretionary based upon an employee’s performance.

Taxes other than income taxes per Mcfe were $0.10 in 2012 and $0.11 in each of 2011 and 2010.  In 2012, we incurred a new Pennsylvania well impact fee charged to all of our wells spud in the Marcellus Shale play.  Taxes other than income taxes per Mcfe vary from period to period due to changes in severance and ad valorem taxes that result from the mix of our production volumes and fluctuations in commodity prices.

Our full cost pool amortization rate averaged $1.31 per Mcfe for 2012, $1.30 per Mcfe for 2011 and $1.34 per Mcfe for 2010. The increase in the average amortization rate for 2012 compared to 2011 was primarily the result of a decrease in proved reserves associated with lower prices in 2012 and the sale of certain East Texas properties in 2012 and 2011. The decline in the average amortization rate for 2011 compared to 2010 was primarily the result of lower acquisition and development costs and sale of certain East Texas properties in 2011 and 2010.  The amortization rate is impacted by the timing and amount of reserve additions and the costs associated with those additions, revisions of previous reserve estimates due to both price and well performance, write-downs that result from full cost ceiling tests, proceeds from the sale of properties that reduce the full cost pool and the levels of costs subject to amortization. We cannot predict our future full cost pool amortization rate with accuracy due to the variability of each of the factors discussed above, as well as other factors, including but not limited to the uncertainty of the amount of future reserves attributed to our Fayetteville Shale and Marcellus Shale plays.

Unevaluated costs excluded from amortization were $1,023.9 million at the end of 2012 compared to $942.9 million at the end of 2011 and $712.1 million at the end of 2010.  Unevaluated costs excluded from amortization at the end of 2012 included $40.4 million related to our properties in Canada. The increase in unevaluated costs since December 31, 2011 primarily resulted from a $90.7 million increase in our drilling activity in our wells in progress, offset slightly by a $5.3 million decrease in undeveloped leasehold acreage and seismic costs. See Note 4 to the consolidated financial statements for additional information regarding our unevaluated costs excluded from amortization.

The timing and amount of production and reserve additions could have a material impact on our per unit costs; if production or reserves additions are lower than projected, our per unit costs could increase.

Midstream Services

	Year Ended December 31,
	2012	2011	2010
	($ in millions)

Revenues – marketing	$1,889.5	$2,451.3	$2,137.8
Revenues – gathering	$474.0	$408.2	$316.0
Gas purchases – marketing	$1,858.8	$2,418.1	$2,110.4
Operating costs and expenses	$210.4	$193.4	$151.8
Operating income	$294.3	$248.0	$191.6
Gas volumes marketed (Bcf)	676.2	611.4	495.8
Gas volumes gathered (Bcf)	845.5	745.7	588.3

Revenues

Revenues from our marketing activities were down 23% to $1,889.5 million for 2012 compared to 2011. The decrease in marketing revenues resulted from a decrease in the prices received for volumes marketed, which was partially offset by an increase in volumes marketed. Revenues from our marketing activities were up 15% to $2,451.3 million for 2011 compared to 2010. The increase in marketing revenues for 2011 resulted from increases in the volumes marketed which partially offset a decrease in the prices received for volumes marketed. The average price received for volumes marketed decreased 30% in 2012 compared to 2011, and decreased 7% in 2011 compared to 2010. Volumes marketed increased 11% in 2012 compared to 2011, and increased 23% in 2011 compared to 2010. Of the total volumes marketed, production from our E&P operated wells accounted for 95% in 2012, 94% in 2011 and 95% in 2010. Increases and decreases in marketing revenues due to changes in commodity prices are largely offset by corresponding changes in natural gas purchase expenses.

Revenues from our gathering activities were up 16% to $474.0 million for 2012 compared to 2011, and were up 29% to $408.2 million for 2011 compared to 2010. The increases in gathering revenues primarily resulted from a 13% increase in natural gas volumes gathered in 2012 compared to 2011 and a 27% increase in natural gas volumes gathered in 2011 compared to 2010. The majority of the increases in gathering revenues for 2012 and 2011 resulted from increases in the volumes gathered from our operated production from the Fayetteville Shale play.

Operating Income

Operating income from our Midstream Services segment increased 19% to $294.3 million in 2012 and increased 29% to $248.0 million in 2011. The increases in operating income reflect the substantial increases in natural gas volumes gathered and marketed which resulted primarily from our increased E&P production volumes. The increase in operating income for 2012 compared to 2011 was due to an increase of $65.8 million in gathering revenues, which was partially offset by a decrease of $2.6 million in the margin generated from our natural gas marketing activities and a $17.0 million increase in operating costs and expenses, exclusive of purchased natural gas costs, associated with the increase in natural gas volumes gathered.  The increase in operating income for 2011 compared to 2010 was due to a $92.2 million increase in gathering revenues and an increase of $5.8 million in the margin generated from our natural gas marketing activities, which were partially offset by a $41.6 million increase in operating costs and expenses, exclusive of purchased natural gas costs associated with the increase in natural gas volumes gathered.

The margin generated from natural gas marketing activities was $30.7 million for 2012, compared to $33.2 million for 2011 and $27.4 million for 2010.  Margins are driven primarily by volumes of natural gas marketed and may fluctuate depending on the prices paid for commodities and the ultimate disposition of those commodities.  The increases in margins generated are primarily the result of a 11% increase in volumes marketed in 2012 and a 23% increase in volumes marketed in 2011, as compared to prior years, resulting from marketing our increased E&P production volumes. We enter into hedging activities from time to time with respect to our natural gas marketing activities to provide margin protection.  For more information about our derivatives and risk management activities, we refer you to “Quantitative and Qualitative Disclosures about Market Risk” and Note 5 to the consolidated financial statements for additional information.

Interest Expense

Interest expense, net of capitalization, was $35.7 million in 2012, an increase of $11.6 million compared to 2011, primarily due to our increased borrowing level, partially offset by an increase in capitalized interest. Interest capitalized increased to $62.1 million in 2012 from $45.7 million in 2011, primarily due to an increase in our unevaluated property balance during 2012.

Interest expense, net of capitalization, was $24.1 million in 2011, a decrease of $2.1 million compared to 2010, primarily due to a increase in capitalized interest. Interest capitalized increased to $45.7 million in 2011 from $32.9 million in 2010, primarily due to an increase in our weighted average interest rate and average borrowed balance under our credit facility during 2011, which had a weighted average interest rate of 2.06% for 2011 and an increase in our unevaluated properties.

Income Taxes

Our effective tax rate was 38.5% in 2012 and 39.3% in 2011 and 2010.  The effective tax rate is lower in 2012 primarily due to the $1,939.7 million non-cash impairment of our natural gas and oil properties and state income taxes.  In general, differences between our effective tax rate and the statutory tax rate of 35% primarily result from the effect of certain state income taxes and permanent items attributable to book-tax differences.

Stock-Based Compensation Expense

We recognized expense of $11.8 million and capitalized $10.5 million for stock-based compensation in 2012, compared to $10.6 million expensed and $8.5 million capitalized in 2011 and $9.8 million expensed and $6.8 million capitalized in 2009. We refer you to Note 1 to the consolidated financial statements for additional discussion of our equity based compensation plans.

LIQUIDITY AND CAPITAL RESOURCES

We depend primarily on internally generated funds, our revolving credit facility, sales of non-core assets and funds accessed through debt and equity markets as our primary sources of liquidity.

During 2013, assuming natural gas prices remain at current levels, we expect to draw on a portion of the funds available under our revolving credit facility to fund the portion of our planned capital investments (discussed below under “Capital Investments”), that are expected to exceed the net cash generated by our operations.  We refer you to Note 7 to the consolidated financial statements included in this Form 10-K and the section below under “Financing Requirements” for additional discussion of our revolving credit facility.

As of December 31, 2012, our capital structure consisted of 35% debt and 65% equity. We believe that our operating cash flow and available funds under our revolving credit facility will be adequate to meet our capital and operating requirements for 2013. The credit status of the financial institutions participating in our revolving credit facility could adversely impact our ability to borrow funds under the revolving credit facility. While we believe all of the lenders under the facility have the ability to provide funds, we cannot predict whether each will be able to meet its obligation.

Net cash provided by operating activities decreased 5% to $1.7 billion in 2012, due to a decrease in net income adjusted for non-cash expenses which was partially offset by changes in working capital accounts.  Net cash provided by operating activities increased 6% to $1.7 billion in 2011 over 2010 due to an increase in net income adjusted for non-cash expenses which was partially offset by changes in working capital accounts.  For 2012, requirements for our capital investments were funded from our cash generated by operating activities, borrowings under our revolving credit facility, $1 billion issuance of senior notes and the proceeds from the sale of certain East Texas oil and natural gas properties.  Net cash from operating activities provided 78% of our cash requirements for capital investments in 2012, 80% in 2011 and 79% in 2010.

Our cash flow from operating activities is highly dependent upon the market prices that we receive for our natural gas and oil production. Natural gas and oil prices are subject to wide fluctuations and are driven by market supply and demand factors which are impacted by the overall state of the economy. The sales price we receive for our production is also influenced by our commodity hedging activities, as more fully discussed in Note 5 to the consolidated financial statements included in this Form 10-K and Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.” Our commodity hedging activities are subject to the credit risk of our counterparties being financially unable to complete the transaction. We actively monitor the credit status of our counterparties, performing both quantitative and qualitative assessments based on their credit ratings and credit default swap rates where applicable, and to date have not had any credit defaults associated with our transactions. However, any future failures by one or more counterparties could negatively impact our cash flow from operating activities.

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

Capital Investments

Our capital investments were $2.1 billion in 2012, down from $2.2 billion in 2011. Capital investments include a decrease of $36.9 million in 2012, an increase of $4.3 million in 2011 and an increase of $14.4 million in 2010 related to the change in accrued expenditures between years. Our E&P segment investments in 2012 were $1.9 billion, compared to $2.0 billion in 2011 and $1.8 billion in 2010.

	2012	2011	2010
	(in thousands)
Exploration and production	$1,860,681	$1,977,493	$1,775,518
Midstream services	164,978	160,776	271,316
Other	54,860	68,905	73,231
	$2,080,519	$2,207,174	$2,120,065

Our capital investments for 2013 are planned to be $2.0 billion, consisting of approximately $1.8 billion for E&P, $160 million for Midstream Services and $40 million for corporate and other purposes. Of the approximate $1.8 billion, we expect to allocate approximately $830 million to our Fayetteville Shale play. Our planned level of capital investments in 2013 is expected to allow us to continue our progress in the Fayetteville Shale and Marcellus Shale programs and explore and develop other existing natural gas and oil properties and generate new drilling prospects. As discussed above, our 2013 capital investment program is expected to be funded through cash flow from operations and borrowings under our revolving credit facility. The planned capital program for 2013 is flexible and can be modified.  We will reevaluate our proposed investments as needed to take into account prevailing market conditions and, if natural gas prices change significantly in 2013, we could change our planned investments.

Financing Requirements

Our total debt outstanding was $1,669.5 million as of December 31, 2012, compared to $1,343.3 million at December 31, 2011.

In February 2011, we amended and restated our unsecured revolving credit facility, increasing the borrowing capacity to $1.5 billion and extending the maturity date to February 2016.  The amount available under the revolving credit facility may be increased to $2.0 billion at any time upon the our agreement with its existing or additional lenders. We had no borrowings under our revolving credit facility as of December 31, 2012 and had $671.5 million outstanding under our revolving credit facility at December 31, 2011.

The interest rate on our revolving credit facility is calculated based upon our public debt rating and is currently 200 basis points over LIBOR. At February 15, 2013, our publicly traded notes are rated BBB- by Standard and Poor’s and we have a Corporate Family Rating of Baa3 by Moody’s. Any downgrades in our public debt ratings could increase our cost of funds under our revolving credit facility.

Our revolving credit facility contains covenants which impose certain restrictions on us. Under our revolving credit facility, we must keep our total debt at or below 60% of our total capital, and must maintain a ratio of EBITDA to interest expense of 3.5 or above. Our revolving credit facility’s financial covenants with respect to capitalization percentages exclude the noncontrolling interest in equity, the effects of non-cash entries that result from any full cost ceiling impairments, hedging activities and our pension and other postretirement liabilities. Therefore, under our revolving credit facility, our capital structure as of December 31, 2012 would have been 29% debt and 71% equity. We were in compliance with all of the covenants of our revolving credit facility as of December 31, 2012. Although we do not anticipate any violations of our financial covenants, our ability to comply with those covenants is dependent upon the success of our exploration and development program and upon factors beyond our control, such as the market prices for natural gas and oil.  If we are unable to borrow under our revolving credit facility, we would have to decrease our capital investment plans.

In March 2012, we issued $1 billion of 4.10% Senior Notes due 2022. A portion of the net proceeds of the offering were used to repay the amounts outstanding under our revolving credit facility and the remaining proceeds were used for general corporate purposes.

As of December 31, 2012, our capital structure consisted of 35% debt and 65% equity compared to 25% debt and 75% equity at December 31, 2011.  Our debt percentage of total capital as of December 31, 2012 increased in 2012, primarily due to a $1939.7 million non-cash ceiling test impairment of our United States natural gas and oil properties.  Equity as of December 31, 2012 included an accumulated other comprehensive gain of $172.2 million related to our hedging activities and an accumulated other comprehensive loss for $22.3 million related to our pension and other postretirement liabilities. The amount recorded in equity for our hedging activities is based on current market values for our hedges as of December 31, 2012 and does not necessarily reflect the value that we will receive or pay when the hedges are ultimately settled, nor does it take into account revenues to be received associated with the physical delivery of sales volumes hedged.

Our hedges allow us to ensure a certain level of cash flow to fund our operations.  At February 15, 2013, we had NYMEX commodity price hedges in place on 185.6 Bcf, or approximately 29% of our targeted 2013 natural gas production and 54.8 Bcf of our expected 2014 natural gas production.  The amount of long-term debt we incur will be dependent upon commodity prices and our capital investment plans.

Off-Balance Sheet Arrangements

We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations.  As of December 31, 2012, the Company’s material off-balance sheet arrangements and transactions include operating lease arrangements.  There are no other transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of or capital resources.  For more information regarding off-balance sheet arrangements, we refer you to “Contractual Obligations and Contingent Liabilities and Commitments” below.

Contractual Obligations and Contingent Liabilities and Commitments

We have various contractual obligations in the normal course of our operations and financing activities. Significant contractual obligations as of December 31, 2012, were as follows:

Contractual Obligations:

	Payments Due by Period
		Less than			More than
	Total	1 Year	1 to 3 Years	3 to 5 Years	5 Years
	(in thousands)

Demand charges(1)	$2,815,223	$252,439	$549,049	$604,035	$1,409,700
Debt	1,670,600	1,200	2,400	42,400	1,624,600
Interest on senior notes	663,260	91,072	181,886	181,543	208,759
Operating leases(2)	262,714	75,476	107,313	48,871	31,054
Operating agreements(3)	38,687	23,401	15,233	53	-
Compression services(4)	70,724	30,508	27,915	12,301	-
Purchase obligations	31,550	31,550	-	-	-
Other obligations(5)	381,417	69,109	27,343	23,839	261,126
	$5,934,175	$574,755	$911,139	$913,042	$3,535,239

(1)As of December 31, 2012, our Midstream Services segment had commitments for demand transportation charges on various pipelines, including approximately $1.0 billion related to the FEP pipeline and $0.6 billion related to the Boardwalk Pipeline.

(2)Operating leases include costs for compressors, aircraft, vehicles, office space and equipment under non-cancelable operating leases expiring through 2020. Additionally, this includes $38.8 million for leases of 14 drilling rigs and related equipment through 2014 and $37.5 million for pressure pumping equipment for its E&P operations through 2017.

(3)As of December 31, 2012, our E&P segment had commitments for approximately $213.9 million to companies for fracture stimulation services, which are cancellable under certain circumstances.

(4)As of December 31, 2012, our Midstream Services segment had commitments of approximately $67.6 million and our E&P segment had commitments of approximately $3.1 million for compression services associated primarily with our Fayetteville Shale play operations.

(5)  In conjunction with our exploration program in New Brunswick, Canada, we provided promissory notes payable on demand to the Minister of Finance of the Province of New Brunswick with an aggregate principal amount of CAD $44.5 million. See Note 8 to the consolidated financial statements for additional information regarding our commitments related to our exploration program in Canada. Our other significant contractual obligations include approximately $288.0 million for asset retirement obligations primarily relating to oil and natural gas properties, approximately $13.8 million for funding of benefit plans, approximately $14.0 million for various information technology support and data subscription agreements, approximately $6.8 million for insurance premium financing and approximately $2.1 million related to seismic services.

We refer you to Note 7 to the consolidated financial statements for a discussion of the terms of our debt.

Commitments and Contingent Liabilities

Substantially all of our employees are covered by defined benefit and postretirement benefit plans. We currently expect to contribute approximately $13.5 million to our pension plans and $0.3 million to our postretirement benefit plan in 2013. For 2012, we contributed $11.1 million to our pension plans and contributed $0.1 million to our postretirement benefit plan. As of December 31, 2012 we recognized a liability of $33.5 million as a result of the underfunded status of our pension and other postretirement benefit plans compared to a liability of $20.5 million at December 31, 2011. For further information regarding our pension and other postretirement benefit plans, we refer you to Note 11 to the consolidated financial statements and “Critical Accounting Policies” below for additional information.

Working Capital

We maintain access to funds that may be needed to meet capital requirements through our revolving credit facility described in “Financing Requirements” above. We had positive working capital of $41.1 million as of December 31, 2012 and positive working capital of $93.4 million at December 31, 2011. Current assets decreased $169.4 million during 2012 primarily due to a $231.8 million decrease in our current hedging asset and $18.1 million decrease in inventory, which was partially offset by a $38.0 million increase in cash and cash equivalents. Current liabilities decreased $117.1 million primarily due to a $88.0 million decrease in our current deferred income taxes related to our hedging activities and $77.4 million decrease in accounts payable, offset slightly by a $22.7 million increase in taxes payable.

Natural Gas in Underground Storage

We currently have one facility owned by our E&P segment that contains natural gas in underground storage. Natural gas in storage that is expected to be cycled within the next 12 months is recorded in current assets. This current portion of natural gas in storage is classified as inventory and is carried at the lower of cost or market.  As of December 31, 2012 and 2011, the current portion of natural gas in storage was $5.6 million and $7.8 million, respectively. The non-current portion of natural gas in storage is classified in property and equipment and carried at cost.  The carrying value of the non-current natural gas is evaluated for recoverability whenever events or changes in circumstances indicate that it may not be recoverable.

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

Natural Gas and Oil Properties

We utilize the full cost method of accounting for costs related to the exploration, development and acquisition of natural gas and oil properties. Under this method, all such costs (productive and nonproductive), including salaries, benefits and other internal costs directly attributable to these activities are capitalized  on a country-by-country basis and amortized over the estimated lives of the properties using the units-of-production method. These capitalized costs are subject to a ceiling test that limits such pooled costs, net of applicable deferred taxes, to the aggregate of the present value of future net revenues attributable to proved natural gas and oil reserves discounted at 10% (standardized measure) plus the lower of cost or market value of unproved properties. Any costs in excess of the ceiling are written off as a non-cash expense. The expense may not be reversed in future periods, even though higher natural gas and oil prices may subsequently increase the ceiling. Companies using the full cost method are required to use the average quoted price from the first day of each month from the previous 12 months, including the impact of derivatives qualifying as cash flow hedges, to calculate the ceiling value of their reserves.

Using the average quoted price from the first day of each month from the previous 12 months for Henry Hub natural gas of $2.76 per MMBtu and $91.21 per barrel for West Texas Intermediate oil, adjusted for market differentials, our net book value of its United States natural gas and oil properties exceeded the ceiling amount and resulted in a ceiling test impairment as of December 31, 2012. Our net book value of its United States natural gas and oil properties exceeded the ceiling by approximately $510.4 million (net of tax) as of December 31, 2012 and resulted in a non-cash ceiling test impairment.  Cash flow hedges of natural gas production in place increased this ceiling amount by approximately $257.6 million as of December 31, 2012.   Our net book value of its United States natural gas and oil properties exceeded the ceiling by approximately $185.7 million (net of tax) at September 30, 2012 and resulted in a non-cash ceiling test impairment.  Cash flow hedges of natural gas production in place increased the ceiling by $330.6 million at September 30,

2012.  In the second quarter of 2012, our net book value of its United States natural gas and oil properties exceeded the ceiling by approximately $496.4 million (net of tax) at June 30, 2012 and resulted in a non-cash ceiling test impairment.  Cash flow hedges of natural gas production in place increased the ceiling by $354.8 million at June 30, 2012.  Decreases in market prices as well as changes in production rates, levels of reserves, evaluation of costs excluded from amortization, future development costs and production costs could result in future ceiling test impairments.

All of our costs directly associated with the acquisition and evaluation of properties in Canada as of December 31, 2012 were unproved and did not exceed the ceiling amount.  If our exploration program in Canada is unsuccessful on all or a portion of these properties, a ceiling test impairment may result in the future.

Natural gas and oil reserves cannot be measured exactly.  Our estimate of natural gas and oil reserves requires extensive judgments of reservoir engineering data and projections of cost that will be incurred in developing and producing reserves and is generally less precise than other estimates made in connection with financial disclosures. Our reservoir engineers prepare our reserve estimates under the supervision of our management.  Reserve estimates are prepared for each of our properties annually by the reservoir engineers assigned to the asset management team to which the property is assigned.  The reservoir engineering and financial data included in these estimates are reviewed by senior engineers who are not part of the asset management teams and our Manager – Capital Budgeting & Reserves, who was the technical person primarily responsible for the preparation of our reserve estimates, and has over ten years of experience in petroleum engineering, including the estimation of oil and natural gas reserves.  He reports to our Senior Vice President – Corporate Development, who has more than 31 years of experience in reservoir engineering, including the estimation of oil and natural gas reserves in multiple basins, both in the United States and internationally.  On our behalf, the Senior Vice President – Corporate Development engages NSAI, a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies, to independently audit our proved reserves estimates as discussed in more detail below. The financial data included in the reserve estimates are also separately reviewed by our accounting staff. Following these reviews and the audit, the reserve estimates are submitted by our Senior Vice President – Corporate Development to our Chief Executive Officer for his review and approval prior to the presentation to our Board of Directors.  NSAI reports the results of its reserve audit to the Board of Directors with whom final authority over the estimates of our proved reserves rests.

Proved developed reserves generally have a higher degree of accuracy in this estimation process, when compared to proved undeveloped and proved non-producing reserves, as production history and pressure data over time is available for the majority of our proved developed properties. Proved developed reserves accounted for 80% of our total reserve base as of December 31, 2012. Assigning monetary values to such estimates does not reduce the subjectivity and changing nature of such reserve estimates. The uncertainties inherent in the reserve estimates are compounded by applying additional estimates of the rates and timing of production and the costs that will be incurred in developing and producing the reserves.  We cannot assure you that our internal controls sufficiently address the numerous uncertainties and risks that are inherent in estimating quantities of natural gas and oil reserves and projecting future rates of production and timing of development expenditures as many factors are beyond our control.  We refer you to “Although our estimated natural gas and oil reserve data is independently audited, our estimates may still prove to be inaccurate” in Item 1A, “Risk Factors,” of Part I of this Form 10-K for a more detailed discussion of these uncertainties, risks and other factors.

In conducting its audit, the engineers and geologists of NSAI study our major properties in detail and independently develop reserve estimates.  NSAI’s audit consists primarily of substantive testing, which includes a detailed review of major properties that account for approximately 93% of present worth of the company’s total proved reserves.  NSAI’s audit process consists of sorting all fields by descending present value order and selecting the fields from highest value to descending value until the selected fields account for more than 80% of the present worth of our reserves.  The properties in the bottom 20% of the total present worth are not reviewed in the audit.  The fields included in approximately the top 93% present value as of December 31, 2012, accounted for approximately 95% of our total proved reserves and approximately 98% of our proved undeveloped reserves.  In the conduct of its audit, NSAI did not independently verify the data we provided to them with respect to ownership interests, oil and natural gas production, well test data, historical costs of operation and development, product prices, or any agreements relating to current and future operations of the properties and sales of production.  NSAI has advised us that if, in the course of its audit, something came to its attention that brought into question the validity or sufficiency of any such information or data, NSAI did not rely on such information or data until it had satisfactorily resolved any questions relating thereto or had independently verified such information or data. On  January 17, 2013, NSAI issued its audit opinion as to the reasonableness of our reserve estimates for the year-ended December 31, 2012, stating that our estimated proved oil and natural gas reserves are, in the aggregate, reasonable and have been prepared in accordance with Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers.

A decline in natural gas and oil prices used to calculate the discounted future net revenues of our reserves affects both the present value of cash flows and the quantity of reserves reported. Our reserve base is nearly 100% natural gas, therefore changes in oil prices used do not have as significant an impact as natural gas prices on cash flows and reported reserve quantities. Our standardized measure and reserve quantities as of December 31, 2012, were $2,050.7 million and 4,018.3 Bcfe, respectively. An assumed decrease of $1.00 per Mcf in the average 2012 natural gas price used to price our reserves would have resulted in an approximate $1,453.5 million decline in our standardized measure and an approximate decrease of 1,447 Bcfe of our reported reserves. The unit of production rate for amortization is adjusted quarterly based on changes in reserve estimates, capitalized costs and future development costs.

Hedging

We use natural gas and oil swap agreements and options to reduce the volatility of earnings and cash flow due to fluctuations in the prices of natural gas and oil. Our policies prohibit speculation with derivatives and limit agreements to counterparties with appropriate credit standings to minimize the risk of uncollectability. We actively monitor the credit status of our counterparties, performing both quantitative and qualitative assessments based on their credit ratings and credit default swap rates where applicable, and to date have not had any credit defaults associated with our transactions. From 2006 through 2008, we established a portfolio of hedges relating to approximately 60% to 80% of our annual production.  In 2010, 2011, and 2012 we hedged 30%, 52% and 47% of our production.  The primary market risks related to our derivative contracts are the volatility in market prices and basis differentials for natural gas and oil. However, the market price risk is generally offset by the gain or loss recognized upon the related natural gas or oil transaction that is hedged.

Our derivative instruments are recorded at fair value in our financial statements and generally qualify for hedge accounting. We have established the fair value of derivative instruments using data provided by our counterparties in conjunction with assumptions evaluated internally using established index prices and other sources. These valuations are recognized as assets or liabilities in our balance sheet and, to the extent an open position is an effective cash flow hedge on equity production, the offset is recorded in other comprehensive income. Results of settled commodity hedging transactions are reflected in natural gas and oil sales. Any derivative not qualifying for hedge accounting treatment or any ineffective portion of a properly designated hedge is recognized immediately in earnings. For the year ended December 31, 2012, we recorded an unrealized gain of $0.7 million related to basis differential swaps that did not qualify for hedge accounting in addition to a $1.7 million loss related to the change in call option positions and estimated ineffectiveness of our commodity cash flow hedges. Future market price volatility could create significant changes to the hedge positions recorded in our financial statements. We refer you to “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of Part II of this Form 10-K for additional information regarding our hedging activities.

Pension and Other Postretirement Benefits

We record our prepaid or accrued benefit cost, as well as our periodic benefit cost, for our pension and other postretirement benefit plans using measurement assumptions that we consider reasonable at the time of calculation (see Note 11 to the consolidated financial statements for further discussion and disclosures regarding these benefit plans). Two of the assumptions that affect the amounts recorded are the discount rate, which estimates the rate at which benefits could be effectively settled, and the expected return on plan assets, which reflects the average rate of earnings expected on the funds invested. For the December 31, 2012 benefit obligation and the periodic benefit cost to be recorded in 2013, the discount rate assumed is 4.00%. For the 2013 periodic benefit cost, the expected return assumed is 7.50%. This compares to a discount rate of 5.00% and an expected return of 7.50% used in 2012.

Using the assumed rates discussed above, we recorded total benefit cost of $13.5 million in 2012 related to our pension and other postretirement benefit plans.  Due to the significance of the discount rate and expected long-term rate of return, the following sensitivity analysis demonstrates the effect that a 50 basis point change in those assumptions would have had on our 2012 pension expense:

	Increase (Decrease) of Annual Pension Expense
	50 Basis Point Increase	50 Basis Point Decrease
	(in thousands)
Discount rate	$(756)	$829
Expected long-term rate of return	$(362)	$362

As of December 31, 2012, we recognized a liability of $33.5 million, compared to $20.5 million at December 31,

2011, related to our pension and other postretirement benefit plans. During 2012, we also made cash payments totaling $11.2 million to fund our pension and other postretirement benefit plans. In 2013, we expect to make cash payments totaling $13.8 million to fund our pension and other postretirement benefit plans and recognize pension expense of $12.8 million and a postretirement benefit expense of $2.9 million.

New Accounting Standards Implemented in this Report

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

In July 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (“Update 2011-05”), which amends Topic 200, Comprehensive Income . Update 2011-05 eliminates the option to present components of other comprehensive income, or OCI, in the statement of changes in stockholders’ equity, and requires presentation of total comprehensive income and components of net income in a single statement of comprehensive income, or in two separate, consecutive statements. Update 2011-05 requires presentation of reclassification adjustments for items transferred from OCI to net income on the face of the financial statements where the components of net income and the components of OCI are presented. The amendments do not change current treatment of items in OCI, transfer of items from OCI, or reporting items in OCI net of the related tax impact. Update 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011.  The Company early adopted all disclosure requirements of 2011-05 for the year-end December 31, 2011, except those items which were deferred by Accounting Standards Update No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The implementation of these changes did not have an impact on the Company’s results of operations, financial position or cash flows.

Accounting Standards Not Yet Implemented

In February 2013, the FASB issued Accounting Standards Update No. 2013-02,  Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“Update 2013-02”), which finalizes Proposed ASU No. 2012-240, and seeks to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. Update 2013-02 replaces the presentation requirements in ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, and ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. Update 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For public entities, Update 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012, with early adoption permitted.  The implementation of the disclosure requirement is not expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In January 2013, the FASB issued Accounting Standards Update No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“Update 2013-01”), which finalizes Proposed ASU No. 2012-250 and clarifies the scope of transactions that are subject to disclosures concerning offsetting. Update 2013-01 addresses implementation issues regarding the scope of ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, issued in December 2011. Update 2013-01 clarifies that the scope of the disclosures under U.S. GAAP is limited to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are offset either in accordance with FASB ASC Section 210-20-45, Balance Sheet—Offsetting—Other Presentation Matters, or FASB ASC Section 815-10-45, Derivatives and Hedging—Overall—Other Presentation Matters, or are subject to a master netting arrangement or similar agreement.  Update 2013-01 requires an entity (1) to apply the amendments for annual reporting periods beginning on or after January 1, 2013 and (2) to provide the required disclosures retrospectively for all comparative periods presented.  The implementation of the disclosure requirement is not expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

See further discussion of our significant accounting policies in Note 1 to the consolidated financial statements.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

All statements, other than historical fact or present financial information, may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements that address activities, outcomes and other matters that should or may occur in the future, including, without limitation, statements regarding the financial position, business strategy, production and reserve growth and other plans and objectives for our future operations, are forward-looking statements. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions, such statements are not guarantees of future performance. We have no obligation and make no undertaking to publicly update or revise any forward-looking statements, except as may be required by law.

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

You should not place undue reliance on forward-looking statements. They are subject to known and unknown risks, uncertainties and other factors that may affect our operations, markets, products, services and prices and cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with forward-looking statements, risks, uncertainties and factors that could cause our actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:

·	the timing and extent of changes in market conditions and prices for natural gas and oil (including regional basis differentials);
·	our ability to fund our planned capital investments;
·	our ability to transport our production to the most favorable markets or at all;
·	the timing and extent of our success in discovering, developing, producing and estimating reserves;
·	the economic viability of, and our success in drilling, our large acreage position in the Fayetteville Shale play overall as well as relative to other productive shale natural gas plays;
·	the impact of government regulation, including any increase in severance or similar taxes, legislation relating to hydraulic fracturing, the climate and over the counter derivatives;
·	the costs and availability of oilfield personnel, services and drilling supplies, raw materials, and equipment, including pressure pumping equipment and crews;
·	our ability to determine the most effective and economic fracture stimulation for the Fayetteville Shale play and Marcellus Shale play;
·	our future property acquisition or divestiture activities;
·	the impact of the adverse outcome of any material litigation against us;
·	the effects of weather;
·	increased competition and regulation;
·	the financial impact of accounting regulations and critical accounting policies;
·	the comparative cost of alternative fuels;
·	conditions in capital markets, changes in interest rates and the ability of our lenders to provide us with funds as agreed;
·	credit risk relating to the risk of loss as a result of non-performance by our counterparties; and
·	any other factors listed in the reports we have filed and may file with the Securities and Exchange Commission SEC.

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

As of December 31, 2012, approximately 20% of our estimated proved reserves were proved undeveloped and 1% were proved developed non-producing. Proved undeveloped reserves and proved developed non-producing reserves, by their nature, are less certain than proved developed producing reserves. Estimates of reserves in the non-producing categories are nearly always based on volumetric calculations rather than the performance data used to estimate producing reserves. Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling operations. Recovery of proved developed non-producing reserves requires capital expenditures to recomplete into the zones behind pipe and is subject to the risk of a successful recompletion. Production revenues from proved undeveloped and proved developed non-producing reserves will not be realized, if at all, until sometime in the future.

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

You should not assume that the present value of future net cash flows referred to in this Form 10-K is the current fair value of our estimated natural gas and oil reserves. In accordance with SEC requirements, the estimated discounted future net cash flows from proved reserves are generally based on average prices over the preceding twelve months and costs as of the date of the estimate. Actual future prices and costs may be materially higher or lower than the average prices and costs as of the date of the estimate. Any changes in consumption by natural gas purchasers or in governmental regulations or taxation could also affect actual future net cash flows. The timing of both the production and the expenses from the development and production of natural gas and oil properties will affect the timing of actual future net cash flows from proved reserves and their present value. In addition, the 10% discount factor, which is required by the SEC to be used in calculating discounted future net cash flows for reporting purposes, is not necessarily the most accurate discount factor for our company.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from the volatility in commodity prices, basis differentials and interest rates, as well as credit risk concentrations. We use natural gas and oil swap agreements and options and interest rate swaps to reduce the volatility of earnings and cash flow due to fluctuations in the prices of natural gas and oil and in interest rates. Our Board of Directors has approved risk management policies and procedures to utilize financial products for the reduction of defined commodity price risk. Utilization of financial products for the reduction of interest rate risks is subject to the approval of our Board of Directors. These policies prohibit speculation with derivatives and limit swap agreements to counterparties with appropriate credit standings.

Credit Risk

Our financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables and derivative contracts associated with commodities trading. Concentrations of credit risk with respect to receivables are limited due to the large number of our customers and their dispersion across geographic areas. No single customer accounted for greater than 10% of revenues as of December 31, 2012.  See “Commodities Risk” below for discussion of credit risk associated with commodities trading.

Interest Rate Risk

The following table presents the principal cash payments for our debt obligations and related weighted-average interest rates by expected maturity dates as of December 31, 2012.  As of December 31, 2012, we had $1,669.5 million of total debt with a weighted average interest rate of 5.45% and we had no borrowings under our revolving credit facility. Interest rate swaps may be used to adjust interest rate exposures when deemed appropriate. We do not have any interest rate swaps in effect currently.

	Expected Maturity Date							Fair Value
	2013	2014	2015	2016	2017	Thereafter	Total	12/31/12
	($ in millions)

Fixed Rate	$1.2	$1.2	$1.2	$1.2	$41.2	$1,623.5	$1,669.5	$1,917.0
Average Interest Rate	7.15%	7.15%	7.15%	7.15%	7.21%	5.40%	5.45%	–

Variable Rate	–	–	–	–	–	–	–	–
Average Interest Rate	–	–	–	–	–	–	–	–

Commodities Risk

We use over-the-counter natural gas and oil swap agreements and options to hedge sales of our production and to hedge activity in our Midstream Services segment against the inherent price risks of adverse price fluctuations or locational pricing differences between a published index and the NYMEX futures market. These swaps and options include (1) transactions in which one party will pay a fixed price (or variable price) for a notional quantity in exchange for receiving a variable price (or fixed price) based on a published index (referred to as price swaps), (2) transactions in which parties agree to pay a price based on two different indices (referred to as basis swaps) and (3) the purchase and sale of index-related puts and calls (collars) that provide a “floor” price, below which the counterparty pays funds equal to the amount by which the price of the commodity is below the contracted floor, and a “ceiling” price above which we pay to the counterparty the amount by which the price of the commodity is above the contracted ceiling.

The primary market risks relating to our derivative contracts are the volatility in market prices and basis differentials for natural gas and oil. However, the market price risk is offset by the gain or loss recognized upon the related sale or purchase of the natural gas or sale of the oil that is hedged. Credit risk relates to the risk of loss as a result of non-performance by our counterparties. The counterparties are primarily major commercial banks, investment banks, and integrated energy companies which management believes present minimal credit risks. The credit quality of each counterparty and the level of financial exposure we have to each counterparty are closely monitored to limit our credit risk exposure. Additionally, we perform both quantitative and qualitative assessments of these counterparties based on their credit ratings and credit default swap rates where applicable. We have not incurred any counterparty losses related to non-performance and do not anticipate any losses given the information we have currently. However, we cannot be certain that we will not experience such losses in the future.

Exploration and Production

The following table provides information about our financial instruments that are sensitive to changes in commodity prices and that are used to hedge prices for natural gas production. The table presents the notional amount in Bcf, the weighted average contract prices and the fair value by expected maturity dates. As of December 31, 2012, the fair value of our financial instruments related to natural gas production and gas-in-storage was a $287.8 million asset.

		Weighted	Weighted	Weighted
		Average	Average	Average	Fair Value at
		Price to be	Call	Basis	December 31,
	Volume	Swapped	Fixed Price	Differential	2012
	(Bcf)	($/MMBtu)	($/MMBtu)	($/MMBtu)	($ in millions)
Natural Gas:

Fixed Price Swaps:
2013	185.6	$5.06	$–	$–	$279.4
2014	18.3	$4.51	$–	$–	$8.5

Basis Swaps:
2013	30.1	$–	$–	$0.07	$3.1
2014	9.1	$–	$–	$(0.03)	$0.9

Fixed Price Call Options:
2015	18.3	$–	$5.50	$–	$(4.1)

As of December 31, 2012, our basis swaps and call options did not qualify for hedge accounting treatment. Changes in the fair value of derivatives that do not qualify as cash flow hedges are recorded in natural gas and oil sales. For the year ended December 31, 2012, we recorded an unrealized gain of $0.7 million related to the basis swaps that did not qualify for hedge accounting treatment and an unrealized loss of $1.7 million related to the change in our call option positions and estimated ineffectiveness of our cash flow hedges. Typically, our hedge ineffectiveness results from changes at the end of a reporting period in the price differentials between the index price of the derivative contract, which is primarily a NYMEX price, and the index price for the point of sale for the cash flow that is being hedged.

Additionally, at December 31, 2011, we had outstanding fixed price basis differential swaps on 36.6 Bcf of 2012, 30.1 Bcf of 2013 and 9.1 Bcf of 2014 natural gas production that did not qualify for hedge treatment.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”). Internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

 We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.  Our management used the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to perform its assessment. Based on the evaluation performed, we identified the material weakness described below in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) as of December 31, 2012. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

We did not maintain effective controls over the accuracy and valuation of the non-cash impairment of the natural gas and oil properties. Specifically, we did not design effective controls solely related to the review of the tax benefit associated with capitalized intangible drilling costs within the ceiling calculation of the full cost ceiling test.  This control deficiency resulted in a misstatement of the impairment of the natural gas and oil properties, depreciation, depletion and amortization, and related balance sheet accounts and in the restatement of the Company’s Condensed Consolidated Financial Statements in the Company’s Forms 10-Q for the quarters ended June 30, 2012 and September 30, 2012. This control deficiency could result in further misstatement to the aforementioned account balances or disclosures that would result in material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.  Accordingly, management has concluded that this control deficiency constitutes a material weakness.

Because of the above described material weakness in internal control over financial reporting, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded, that as of December 31, 2012, our internal control over financial reporting was not effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that follows.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Southwestern Energy Company

In our opinion, the accompanying consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Southwestern Energy Company and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the review of the tax benefit associated with capitalized intangible drilling costs within the ceiling calculation of the full cost ceiling test as described in Management’s Report on Internal Control Over Financial Reporting existed as of that date.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in the accompanying Management's Report on Internal Control over Financial Reporting.  We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2012 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Houston, Texas

February 20, 2013

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31.
	2012	2011	2010
	(in thousands, except share/per share amounts)
Operating Revenues:
Gas sales	$1,941,361	$2,079,725	$1,858,727
Gas marketing	591,528	714,123	615,913
Oil sales	8,427	9,085	13,111
Gas gathering	173,727	149,973	122,912
	2,715,043	2,952,906	2,610,663
Operating Costs and Expenses:
Gas purchases – midstream services	592,466	709,091	611,161
Operating expenses	244,735	240,944	191,771
General and administrative expenses	175,147	158,041	145,563
Depreciation, depletion and amortization	810,953	704,511	590,332
Impairment of natural gas and oil properties	1,939,734	–	–
Taxes, other than income taxes	67,584	65,518	50,608
	3,830,619	1,878,105	1,589,435
Operating Income (Loss)	(1,115,576)	1,074,801	1,021,228
Interest Expense:
Interest on debt	93,296	65,421	57,144
Other interest charges	4,454	4,306	1,935
Interest capitalized	(62,093)	(45,652)	(32,916)
	35,657	24,075	26,163

Other Income (Loss), Net	1,030	264	427

Income (Loss) Before Income Taxes	(1,150,203)	1,050,990	995,492
Provision (Benefit) for Income Taxes:
Current	18,689	4,198	11,939
Deferred	(461,828)	409,023	379,720
	(443,139)	413,221	391,659
Net Income (Loss)	(707,064)	637,769	603,833
Less: Net Loss Attributable to Noncontrolling Interest	–	–	(285)
Net Income (Loss) Attributable to Southwestern Energy	$(707,064)	$637,769	$604,118

Earnings (Loss) Per Share:
Basic	$(2.03)	$1.84	$1.75
Diluted	$(2.03)	$1.82	$1.73

Weighted Average Common Shares Outstanding:
Basic	348,610,503	347,205,316	345,581,568
Effect of:
Stock Options	–	2,475,053	3,512,241
Restricted Stock Awards	–	241,044	216,857
Diluted	348,610,503	349,921,413	349,310,666

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the years ended December 31,
	2012	2011	2010
	(in thousands)

Net income (loss)	$(707,064)	$637,769	$603,833

Change in derivatives:
Reclassification to earnings (1)	(382,156)	(194,693)	(182,619)
Ineffectiveness (2)	(1,474)	2,518	4,145
Change in fair value of derivative instruments (3)	130,935	520,552	179,649
Total change in derivatives	(252,695)	328,377	1,175

Change in value of pension and other postretirement liabilities:
Current period net loss (4)	(7,466)	(4,129)	(2,148)
Current period prior service cost (5)	–	–	16
Less: amortization of prior service cost included in net periodic pension
cost (6)	1,008	766	674
Total change in value of pension and other postretirement liabilities	(6,458)	(3,363)	(1,458)

Change in currency translation adjustment	529	(561)	(18)

Comprehensive income (loss)	(965,688)	962,222	603,532

Less: comprehensive loss attributable to the noncontrolling interest	–	–	(285)
Comprehensive income (loss) attributable to Southwestern Energy	$(965,688)	$962,222	$603,817

(1) Net of ($249.4), ($126.6), and ($118.9) million in taxes for the years ended December 31, 2012, 2011 and 2010, respectively.

(2) Net of ($1.0), $1.6, and $2.6 million in taxes for the years ended December 31, 2012, 2011 and 2010, respectively.

(3) Net of $85.1, $338.4, and $119.5 million in taxes for the years ended December 31, 2012, 2011 and 2010, respectively.

(4) Net of ($4.9), ($2.7), and ($2.0) million in taxes for the years ended December 31, 2012, 2011 and 2010, respectively.

(5) Net of less than $0.1 million in taxes for the year ended December 31, 2010.

(6) Net of $0.7, $0.5, and $0.6 million in taxes for the years ended December 31, 2012, 2011, and 2010, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2012	2011
ASSETS	(in thousands)
Current assets:
Cash and cash equivalents	$53,583	$15,627
Restricted cash	8,542	–
Accounts receivable	377,638	341,915
Inventories	28,141	46,234
Hedging asset	282,693	514,465
Other	58,315	60,037
Total current assets	808,912	978,278

Property and Equipment:
Natural gas and oil properties, using the full cost method, including $1,023.9 million in 2012 and $942.9 million in 2011 excluded from amortization	11,283,114	9,544,708
Gathering systems	1,148,261	980,647
Other	597,064	535,464
Less: Accumulated depreciation, depletion and amortization	(7,191,463)	(4,415,339)
Total property and equipment, net	5,836,976	6,645,480

Other assets	91,639	279,139
TOTAL ASSETS	$6,737,527	$7,902,897

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$459,569	$514,071
Taxes payable	62,980	40,691
Interest payable	34,431	20,565
Advances from partners	68,919	84,082
Current deferred income taxes	106,123	194,163
Other	35,749	31,341
Total current liabilities	767,771	884,913

Long-term debt	1,668,273	1,342,100

Other Liabilities:
Deferred income taxes	1,049,138	1,586,798
Pension and other postretirement liabilities	33,174	20,338
Other long-term liabilities	183,299	99,444
Total long-term liabilities	2,933,884	3,048,680

Commitments and contingencies

Equity:
Common stock, $0.01 par value; authorized 1,250,000,000 shares; issued 351,100,391 shares in 2012 and 349,058,501 in 2011	3,511	3,491
Additional paid-in capital	934,939	903,399
Retained earnings	1,949,150	2,656,214
Accumulated other comprehensive income	149,804	408,428
Common stock in treasury, 64,715 shares in 2012 and 98,889 in 2011	(1,532)	(2,228)
Total equity	3,035,872	3,969,304
TOTAL LIABILITIES AND EQUITY	$6,737,527	$7,902,897

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the twelve months ended
	December 31,
	2012	2011	2010
	(In thousands)
Cash Flows From Operating Activities
Net income (loss)	$(707,064)	$637,769	$603,833
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	814,710	707,966	591,943
Impairment of natural gas and oil properties	1,939,734	–	–
Deferred income taxes	(461,828)	409,023	379,720
Unrealized gain on derivatives	(272)	(281)	(4,289)
Stock-based compensation	11,795	10,550	9,820
Other	1,807	991	(1,348)
Change in assets and liabilities:
Accounts receivable	(35,717)	9,659	(88,488)
Inventories	18,111	(12,975)	5,099
Accounts payable	41,275	11,490	65,782
Taxes payable	22,289	(9,360)	24,551
Interest payable	5,058	610	179
Advances from partners	(15,163)	2,377	29,299
Tax benefit for stock-based compensation	–	(14,626)	–
Other assets and liabilities	19,207	(13,376)	26,484
Net cash provided by operating activities	1,653,942	1,739,817	1,642,585

Cash Flows From Investing Activities
Capital investments	(2,107,755)	(2,184,474)	(2,073,174)
Proceeds from sale of property and equipment	201,101	154,526	350,227
Transfers to restricted cash	(167,788)	(85,055)	(356,035)
Transfers from restricted cash	159,246	85,055	356,035
Other	8,519	5,158	(2,684)
Net cash used in investing activities	(1,906,677)	(2,024,790)	(1,725,631)

Cash Flows From Financing Activities
Payments on current portion of long-term debt	(1,200)	(1,200)	(1,200)
Payments on revolving long-term debt	(2,263,900)	(3,445,900)	(2,958,100)
Borrowings under revolving long-term debt	1,592,400	3,696,200	3,054,800
Change in bank drafts outstanding	(35,608)	24,637	(11,545)
Proceeds from issuance of long-term debt	998,780	–	–
Debt issuance costs	(8,339)	–	–
Revolving credit facility costs	–	(10,211)	–
Proceeds from exercise of common stock options	9,184	6,412	3,897
Tax benefit for stock-based compensation	–	14,626	–
Other	(428)	(261)	(1,612)
Net cash provided by financing activities	290,889	284,303	86,240

Effect of exchange rate changes on cash	(198)	242	(323)
Increase (decrease) in cash and cash equivalents	37,956	(428)	2,871
Cash and cash equivalents at beginning of year	15,627	16,055	13,184
Cash and cash equivalents at end of period	$53,583	$15,627	$16,055

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	Southwestern Energy Stockholders
					Accumulated
	Common Stock		Additional		Other	Common
	Shares		Paid-In	Retained	Comprehensive	Stock in	Noncontrolling
	Issued	Amount	Capital	Earnings	Income (Loss)	Treasury	Interest	Total
	(in thousands)

Balance at December 31, 2009	346,081	$3,461	$833,494	$1,414,327	$84,276	$(4,333)	$9,756	$2,340,981

Comprehensive income (loss):
Net income (loss)	–	–	–	604,118	–	–	(285)	603,833
Other comprehensive loss	–	–	–	–	(301)	–	–	(301)
Total comprehensive income (loss)							(285)	603,532

Stock-based compensation	–	–	16,569	–	–	–	–	16,569
Exercise of stock options	1,293	12	3,885	–	–	–	–	3,897
Issuance of restricted stock	392	4	(4)	–	–	–	–	–
Cancellation of restricted stock	(30)	–	–	–	–	–	–	–
Tax withholding – stock compensation	(3)	–	(112)	–	–	–	–	(112)
Issuance of stock awards	1	–	37	–	–	–	–	37
Treasury stock – non-qualified plan	–	–	771	–	–	889	–	1,660
Distributions to noncontrolling interest in partnership	–	–	–	–	–	–	(188)	(188)
Purchase of noncontrolling interest in partnership	–	–	7,783	–	–	–	(9,283)	(1,500)
Balance at December 31, 2010	347,734	$3,477	$862,423	$2,018,445	$83,975	$(3,444)	$–	$2,964,876

Comprehensive income:
Net income	–	–	–	637,769	–	–	–	637,769
Other comprehensive income	–	–	–	–	324,453	–	–	324,453
Total comprehensive income	–	–	–	–	–	–	–	962,222

Tax benefit for stock-based compensation	–	–	14,626	–	–	–	–	14,626
Stock-based compensation	–	–	19,036	–	–	–	–	19,036
Exercise of stock options	851	9	6,403	–	–	–	–	6,412
Issuance of restricted stock	532	5	(5)	–	–	–	–	–
Cancellation of restricted stock	(52)	–	1	–	–	–	–	1
Tax withholding – stock compensation	(7)	–	(262)	–	–	–	–	(262)
Issuance of stock awards	1	–	42	–	–	–	–	42
Treasury stock – non-qualified plan	–	–	1,135	–	–	1,216	–	2,351
Balance at December 31, 2011	349,059	$3,491	$903,399	$2,656,214	$408,428	$(2,228)	$–	$3,969,304

Comprehensive loss:
Net loss	–	–	–	(707,064)	–	–	–	(707,064)
Other comprehensive loss	–	–	–	–	(258,624)	–	–	(258,624)
Total comprehensive loss	–	–	–	–	–	–	–	(965,688)

Stock-based compensation	–	–	22,212	–	–	–	–	22,212
Exercise of stock options	1,607	16	9,168	–	–	–	–	9,184
Issuance of restricted stock	539	5	(5)	–	–	–	–	–
Cancellation of restricted stock	(95)	(1)	1	–	–	–	–	–
Tax withholding – stock compensation	(11)	–	(393)	–	–	–	–	(393)
Issuance of stock awards	1	–	44	–	–	–	–	44
Treasury stock – non-qualified plan	–	–	513	–	–	696	–	1,209
Balance at December 31, 2012	351,100	$3,511	$934,939	$1,949,150	$149,804	$(1,532)	$–	$3,035,872

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Southwestern Energy Company (including its subsidiaries, collectively, “Southwestern” or the “Company”) is an independent energy company engaged in natural gas and oil exploration, development and production. The Company engages in natural gas and oil exploration and production, natural gas gathering and natural gas marketing through its subsidiaries. Southwestern’s exploration, development and production (“E&P”) activities are principally focused within the United States on development of an unconventional natural gas reservoir located on the Arkansas side of the Arkoma Basin, which the Company refers to as the Fayetteville Shale play.  The Company is also actively engaged in exploration and production activities in Pennsylvania, where we are targeting the unconventional natural gas reservoir known as the Marcellus Shale, and to a lesser extent in Texas and in Arkansas and Oklahoma in the Arkoma Basin.  The Company has recently commenced exploration operations in southern Arkansas and northern Louisiana testing a new unconventional horizontal oil play targeting the Lower Smackover Brown Dense formation, as well as in Colorado, Montana and Canada.  Southwestern’s natural gas gathering and marketing (Midstream Services) activities primarily support the Company’s E&P activities in Arkansas, Pennsylvania and Texas.

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

Certain reclassifications have been made to the prior years financial statements to conform to the 2012 presentation.  The effects of the reclassifications were not material to the Company’s consolidated financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of Southwestern and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated. In 2010, the Company purchased the non-controlling interest in Overton Partners, L.P.

Revenue Recognition

Natural gas and oil sales. Natural gas sales and oil sales are recognized when the products are sold to a purchaser at a fixed or determinable price, delivery has occurred, title has transferred and collectability of the revenue is reasonably assured. The Company uses the entitlement method that requires revenue recognition for the Company’s net revenue interest of sales from its properties.  Accordingly, natural gas sales and oil sales are not recognized for deliveries in excess of the Company’s net revenue interest, while natural gas sales and oil sales are recognized for any under delivered volumes. Production imbalances are generally recorded at estimated sales prices of the anticipated future settlements of the imbalances. As of December 31, 2012, the Company had overproduction of 8.4 Bcf valued at $28.4 million and underproduction of 9.4 Bcf valued at $29.9 million. At December 31, 2011, the Company had overproduction of 6.1 Bcf valued at $22.5 million and underproduction of 6.4 Bcf valued at $22.9 million.

Gas marketing. The Company generally markets its natural gas, as well as some gas produced by third parties, to brokers, local distribution companies and end-users, pursuant to a variety of contracts. Gas marketing revenues are recognized when delivery of natural gas has occurred, title has transferred, the price is fixed or determinable and collectability of the revenue is reasonably assured.

Gas gathering. The Company gathers its natural gas, as well as some natural gas produced by third parties, pursuant to a variety of contracts. Gas gathering revenues are recognized when the service is performed, the price is fixed or determinable and collectability of the revenue is reasonably assured.

Other. The Company maintains an underground gas storage facility and generally sells natural gas from its storage facility during the winter gas withdrawal season. Revenue is recognized on natural gas storage sales when the natural gas is sold to a purchaser at a fixed or determinable price, delivery has occurred, title has transferred and collectability of the revenue is reasonably assured. Other revenues, a component of gas sales, include gains of $0.9 million, $0.9 million and $2.5 million in 2012, 2011 and 2010, respectively, primarily related to the sale of natural gas in underground storage.

Cash and Cash Equivalents

Cash and cash equivalents are defined by the Company as short-term, highly liquid investments that have an original maturity of three months or less and deposits in money market mutual funds that are readily convertible into cash.  Management considers cash and cash equivalents to have minimal credit and market risk.

Certain of the Company’s cash accounts are zero-balance controlled disbursement accounts that do not have the right of offset against the Company’s other cash balances. The Company presents the outstanding checks written against these zero-balance accounts as a component of accounts payable in the accompanying consolidated balance sheets. Outstanding checks included as a component of accounts payable totaled $12.1 million and $47.7 million as of December 31, 2012 and 2011, respectively.

Restricted Cash

Restricted cash represents proceeds deposited by the Company with a qualified intermediary to facilitate like-kind exchange transactions pursuant to Section 1031 of the Internal Revenue Code.

Inventory

Inventory recorded in current assets includes $5.6 million as of December 31, 2012 and $7.8 million at December 31, 2011, for natural gas in underground storage owned by the Company’s E&P segment, and $22.5 million as of December 31, 2012 and $38.4 million at December 31, 2011 for tubulars and other equipment used in the E&P segment.

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

Other assets include $13.8 million as of December 31, 2012 and $19.5 million at December 31, 2011 for inventory held by the Midstream Services segment consisting primarily of pipe that will be used to construct gathering systems.

Tubulars and other equipment are carried at the lower of cost or market and are accounted for by a moving weighted average cost method that is applied within specific classes of inventory items. Purchases of inventory are recorded at cost and inventory is relieved at the weighted average cost of items remaining within a specified class.

Property, Depreciation, Depletion and Amortization

Natural Gas and Oil Properties. The Company utilizes the full cost method of accounting for costs related to the exploration, development and acquisition of natural gas and oil properties. Under this method, all such costs (productive and nonproductive), including salaries, benefits and other internal costs directly attributable to these activities are capitalized on a country by country basis and amortized over the estimated lives of the properties using the units-of-production method. These capitalized costs, less accumulated amortization and related deferred income taxes, are subject to a ceiling test that limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved natural gas and oil reserves discounted at 10% (standardized measure) plus the lower of cost or market value of unproved properties. Any costs in excess of the ceiling are written off as a non-cash expense.  The expense may not be reversed in future periods, even though higher natural gas and oil prices may subsequently increase the ceiling. Full cost companies must use the average quoted price from the first day of each month from the previous 12 months, including the impact of derivatives qualifying as cash flow hedges, to calculate the ceiling value of their reserves.

Using the average quoted price from the first day of each month from the previous 12 months for Henry Hub natural gas of $2.76 per MMBtu and $91.21 per barrel for West Texas Intermediate oil, adjusted for market differentials, the Company’s net book value of its United States natural gas and oil properties exceeded the ceiling amount and resulted in a ceiling test impairment as of December 31, 2012. The Company’s net book value of its United States natural gas and oil properties exceeded the ceiling by approximately $510.4 million (net of tax) as of December 31, 2012 and resulted in a non-cash ceiling test impairment in addition to other ceiling test impairments in 2012 (see below).  Cash flow hedges of natural gas production in place increased this ceiling amount by approximately $257.6 million as of December 31, 2012.  At December 31, 2011, the ceiling value of the Company’s reserves was calculated based upon average quoted price from the first day of each month from the previous 12 months for Henry Hub natural gas of $4.12 per MMBtu for Henry Hub natural gas and $92.71 per barrel for West Texas Intermediate oil, and at December 31, 2010, the ceiling value of the Company’s reserves was calculated based upon average quoted price from the first day of each month from the previous 12 months for Henry Hub natural gas of $4.38 per MMBtu for Henry Hub natural gas and $75.96 per barrel for West Texas Intermediate oil.  Using the first-day-of-the-month prices of natural gas for the first two months of 2013 and NYMEX strip prices for the remainder of 2013, as applicable, the prices required to be used to determine the ceiling limit could result in a ceiling test write-down in 2013.  Decreases in market prices as well as changes in production rates, levels of reserves, evaluation of costs excluded from amortization, future development costs and production costs could result in future ceiling test impairments.

At September 30, 2012, the net capitalized costs of our natural gas and oil properties exceeded the ceiling by approximately $185.7 million (net of tax) and resulted in a non-cash ceiling test impairment in the third quarter of 2012.  At June 30, 2012, the net capitalized costs of our natural gas and oil properties exceeded the ceiling by approximately $496.4  million (net of tax) and resulted in a non-cash ceiling test impairment in the second quarter of 2012.

All of our costs directly associated with the acquisition and evaluation of properties in Canada relating to our exploration program as of December 31, 2012 were unproved and did not exceed the ceiling amount.  If our exploration program in Canada is unsuccessful on all or a portion of these properties, or if further extensions are not granted, if requested, a ceiling test impairment may result in the future.

Gathering Systems. The Company’s investment in gathering systems is primarily related to its Fayetteville Shale play in Arkansas and Marcellus Shale play in Pennsylvania.  These assets are being depreciated on a straight-line basis over 25 years.

Capitalized Interest. Interest is capitalized on the cost of unevaluated natural gas and oil properties that are excluded from amortization and actively being evaluated.

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

Derivative Financial Instruments

The Company uses derivative financial instruments to manage defined commodity price risks and does not use them for speculative trading purposes. The Company uses commodity swaps and options contracts to hedge sales of natural gas. Gains and losses resulting from the settlement of hedge contracts have been recognized in gas sales in the consolidated statements of operations when the contracts expire and the related physical transactions of the commodity hedged are recognized. Changes in the fair value of derivative instruments designated as cash flow hedges are reported in other comprehensive income (loss) to the extent that they are effective in offsetting the changes in the cash flows of the hedged item.  In contrast, gains and losses from the ineffective portion of swaps and option contacts as well as basis swap and call option contracts that do not qualify for hedge accounting treatment are recognized currently in gas sales in the consolidated statements of operations.  Changes in the fair value of derivative instruments designated as fair value hedges as well as the offsetting gain or loss on the hedged item are recognized in earnings immediately.  See Note 5 for a discussion of the Company’s hedging activities.

Earnings Per Share

Basic earnings per common share attributable to Southwestern stockholders is computed by dividing net income (loss) attributable to Southwestern by the weighted average number of common shares outstanding during each year. The diluted earnings per share attributable to Southwestern stockholders calculation adds to the weighted average number of common shares outstanding the incremental shares that would have been outstanding assuming the exercise of dilutive stock options and the vesting of unvested restricted shares of common stock.

As we recognized a net loss for the year ended December 31, 2012, the unvested stock options were not recognized in diluted earnings per share (“Diluted EPS”) calculations as they would be antidilutive.  Options for 1,716,109 shares were excluded from the calculation of diluted shares because they would have had an antidilutive effect.  For the year ended December 31, 2011, outstanding options for 3,577,104 shares with an average exercise price of $11.78 were included in the calculation of diluted shares. Options for 881,254 shares were excluded from the calculation because they would have had an antidilutive effect. For the year ended December 31, 2010, outstanding options for 4,753,530 shares with an average exercise price of $9.42 were included in the calculation of diluted shares.  Options for 548,160 shares were excluded from the calculation because they would have had an antidilutive effect.

As we recognized a net loss for the year ended December 31, 2012, the unvested share-based payments were not recognized in diluted earnings per share (“Diluted EPS”) calculations as they would be antidilutive.  The calculation of diluted shares excluded 602,429 shares of restricted because they would have had an antidilutive effect.  For the year ended December 31, 2011, 241,044 shares of restricted stock were included in the calculation of diluted shares. The calculation excluded 135,352 shares of restricted stock because they would have had an antidilutive effect. For the year ended December 31, 2010, 700,512 shares of restricted stock were included in the calculation of diluted shares. The calculation excluded 39,600 shares of restricted stock because they would have had an antidilutive effect.

Supplemental Disclosures of Cash Flow Information

Supplemental disclosures of cash flow information (in thousands):

	For the years ended December 31,
	2012	2011	2010
	(in thousands)
Cash paid during the year for interest, net of amounts capitalized	$17,311	$19,159	$24,049
Cash paid during the year for income taxes	818	4,198	14,368
Increase (decrease) in noncash property additions	$(26,240)	$30,389	$46,588

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

Treasury Stock

The Company maintains a non-qualified deferred compensation supplemental retirement savings plan for certain key employees whereby participants may elect to defer and contribute a portion of their compensation to a Rabbi Trust, as permitted by the plan. The Company includes the assets and liability of its supplemental retirement savings plan in its consolidated balance sheet. Shares of the Company’s common stock purchased under the non-qualified deferred compensation arrangement are held in the Rabbi Trust and are presented as treasury stock and carried at cost. As of December 31, 2012, 64,715 shares were accounted for as treasury stock, compared to 98,889 shares at December 31, 2011.

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

Accounting Standards Not Yet Implemented

In February 2013, the FASB issued Accounting Standards Update No. 2013-02,  Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“Update 2013-02”), which finalizes Proposed ASU No. 2012-240, and seeks to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. Update 2013-02 replaces the presentation requirements in ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, and ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. Update 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For public entities, Update 2013-02 is effective prospectively for reporting periods beginning after December

15, 2012, with early adoption permitted.  The implementation of the disclosure requirement is not expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In January 2013, the FASB issued Accounting Standards Update No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“Update 2013-01”), which finalizes Proposed ASU No. 2012-250 and clarifies the scope of transactions that are subject to disclosures concerning offsetting. Update 2013-01 addresses implementation issues regarding the scope of ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, issued in December 2011. Update 2013-01 clarifies that the scope of the disclosures under U.S. GAAP is limited to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are offset either in accordance with FASB ASC Section 210-20-45, Balance Sheet—Offsetting—Other Presentation Matters, or FASB ASC Section 815-10-45, Derivatives and Hedging—Overall—Other Presentation Matters, or are subject to a master netting arrangement or similar agreement.  Update 2013-01 requires an entity (1) to apply the amendments for annual reporting periods beginning on or after January 1, 2013 and (2) to provide the required disclosures retrospectively for all comparative periods presented.  The implementation of the disclosure requirement is not expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

(2) DIVESTITURES

In May 2012, we sold certain oil and natural gas leases, wells and gathering equipment in East Texas for approximately $166.0 million.  The assets included in the sale represented all of the Company’s interests and related assets in the Overton Field in Smith County. The net production from the sold assets was approximately 24.0 MMcfe per day as of the closing date and our net proved reserves were approximately 143.0 Bcfe at December 31, 2011.

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

(3) PREPAID EXPENSES

The components of prepaid expenses included in other current assets as of December 31, 2012 and 2011 consisted of the following:

	2012	2011
		(in thousands)

Prepaid drilling costs	$30,101	$42,775
Prepaid insurance	9,507	7,275
Total	$39,608	$50,050

(4) NATURAL GAS AND OIL PRODUCING ACTIVITIES (UNAUDITED)

The Company’s natural gas and oil properties are located in the United States and Canada.

Net Capitalized Costs

The following table shows the capitalized costs of natural gas and oil properties and the related accumulated depreciation, depletion and amortization as of December 31, 2012 and 2011:

	2012		2011

	(in thousands)

Proved properties	$10,259,226		$8,601,818
Unproved properties	1,023,888	(1)	942,890	(1)

Total capitalized costs	11,283,114		9,544,708
Less: Accumulated depreciation, depletion and amortization	6,774,174		4,092,410
Net capitalized costs	$4,508,940		$5,452,298

(1)  Includes $40.4 and $27.9 million related to our exploration program in Canada as of December 31, 2012 and 2011, respectively.

The table below sets forth the composition of net unevaluated costs excluded from amortization as of December 31, 2012.

	2012	2011	2010	Prior	Total

	(in thousands)

Property acquisition costs	$193,258	$232,615	$123,736	$45,081	$594,690	(1)
Exploration and development costs	233,888	65,479	15,357	36,958	351,682	(1)
Capitalized interest	11,578	25,163	18,989	21,786	77,516	(1)
	$438,724	$323,257	$158,082	$103,825	$1,023,888

(1)Property acquisition costs include $14.8 million, exploration costs include $22.5 million and capitalized interest includes $3.1 million related to our exploration program in Canada.

Of the total net unevaluated costs excluded from amortization as of December 31, 2012, approximately $25.9 million is related to unevaluated seismic costs in the Fayetteville Shale play, approximately $44.0 million is related to acquisition of undeveloped properties in the Company’s Fayetteville Shale play, approximately $145.6 million is related to acquisition of undeveloped properties in the Company’s Marcellus Shale play and approximately $387.1 million is related to acquisition of undeveloped properties in the Company’s New Ventures, excluding our exploration program in Canada. The Company has $40.4 million of unevaluated costs related to its exploration program in Canada. Additionally, the Company has approximately $270.8 million of unevaluated costs related to costs of wells in progress. The remaining costs excluded from amortization are related to properties which are not individually significant and on which the evaluation process has not been completed. The timing and amount of property acquisition and seismic costs included in the amortization computation will depend on the location and timing of drilling wells, results of drilling, and other assessments. The Company is, therefore, unable to estimate when these costs will be included in the amortization computation.

Costs Incurred in Natural Gas and Oil Exploration and Development

The table below sets forth capitalized costs incurred in natural gas and oil property acquisition, exploration and development activities:

	2012		2011		2010

	(in thousands, except per Mcfe amounts)

Proved property acquisition costs	$–		$17		$–
Unproved property acquisition costs	220,822	(1)	262,886	(1)	229,909	(1)
Exploration costs	197,280	(2)	63,419	(2)	27,062	(2)
Development costs	1,492,841		1,633,784		1,524,453
Capitalized costs incurred	1,910,943		1,960,106		1,781,424
Full cost pool amortization per Mcfe	$1.31		$1.30		$1.34

(1)	Includes $3.6 million, $0.2 million and $2.5 million, in 2012, 2011 and 2010, respectively, related to our exploration program in Canada.
(2)	Includes $2.5 million, $18.4 million and $8.2 million in 2012, 2011 and 2010, respectively, related to our exploration program in Canada.

Capitalized interest is included as part of the cost of natural gas and oil properties. The Company capitalized $62.1 million, $43.4 million and $32.9 million during 2012, 2011 and 2010, respectively, based on the Company’s weighted average cost of borrowings used to finance the expenditures.

In addition to capitalized interest, the Company also capitalized internal costs of $159.7 million, $147.7 million and $139.2 million during 2012, 2011 and 2010, respectively. These internal costs were directly related to acquisition, exploration and development activities and are included as part of the cost of natural gas and oil properties.

Results of Operations from Natural Gas and Oil Producing Activities

The table below sets forth the results of operations from natural gas and oil producing activities:

	2012	2011	2010

	(in thousands)

Sales	$1,948,222	$2,100,488	$1,890,444
Production (lifting) costs	(505,271)	(469,153)	(376,939)
Depreciation, depletion and amortization	(765,192)	(666,107)	(561,003)
Impairment of natural gas and oil properties	(1,939,734)	–	–
	(1,261,975)	965,228	952,502
Provision (benefit) for income taxes	(502,690)	376,049	371,281
Results of operations	$(759,285)	$589,179	$581,221

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

Natural Gas and Oil Reserve Quantities

Company engaged the services of Netherland, Sewell & Associates, Inc. (“NSAI”), an independent petroleum engineering firm, to audit the reserves estimated by the Company’s reservoir engineers. In conducting its audit, the engineers and geologists of NSAI studied the Company’s major properties in detail and independently developed reserve estimates.  NSAI’s audit consists primarily of substantive testing, which includes a detailed review of the Company’s major properties and accounted for approximately 93%, 90% and 85% of the present worth of the Company’s total proved reserves as of December 31, 2012, 2011 and 2010, respectively. A reserve audit is not the same as a financial audit and a reserve audit is less rigorous in nature than a reserve report prepared by an independent petroleum engineering firm containing its own estimate of reserves. Reserve estimates are inherently imprecise and the Company’s reserve estimates are generally based upon extrapolation of historical production trends, analogy to similar properties and volumetric calculations. Accordingly, the Company’s estimates are expected to change, and such changes could be material and occur in the near term as future information becomes available.

The following table summarizes the changes in the Company’s proved natural gas and oil reserves for 2012, 2011 and 2010 all of which were located in the United States:

	2012		2011		2010
	Natural		Natural		Natural
	Gas	Oil	Gas	Oil	Gas	Oil
	(MMcf)	(MBbls)	(MMcf)	(MBbls)	(MMcf)	(MBbls)

Proved reserves, beginning of year	5,887,207	996	4,929,980	1,219	3,650,303	1,059
Revisions of previous estimates	(2,087,985)	(44)	34,505	(125)	309,292	50
Extensions, discoveries and other additions	918,594	154	1,459,428	2	1,429,439	281
Production	(564,484)	(83)	(499,433)	(97)	(403,636)	(171)
Acquisition of reserves in place	–	–	13	–	–	–
Disposition of reserves in place	(136,534)	(779)	(37,286)	(3)	(55,418)	–
Proved reserves, end of year	4,016,798	244	5,887,207	996	4,929,980	1,219

Proved developed reserves:
Beginning of year	3,254,018	983	2,687,238	1,173	1,972,767	1,028
End of year	3,195,662	243	3,254,018	983	2,687,238	1,173

Proved undeveloped reserves:
Beginning of year	2,633,189	13	2,242,742	46	1,677,536	31
End of year	821,136	1	2,633,189	13	2,242,742	46

The Company has no reserves from synthetic gas, synthetic oil or nonrenewable natural resources intended to be upgraded into synthetic gas or oil.

Standardized Measure of Discounted Future Net Cash Flows

The following standardized measures of discounted future net cash flows relating to proved natural gas and oil reserves as of December 31, 2012, 2011 and 2010 are calculated after income taxes and discounted using a 10% annual discount rate and do not purport to present the fair market value the Company’s proved gas and oil reserves:

	2012	2011	2010

	(in thousands)

Future cash inflows	$9,570,652	$22,012,205	$19,620,254
Future production costs	(4,737,297)	(8,080,207)	(6,826,915)
Future development costs	(711,050)	(3,425,185)	(3,025,433)
Future income tax expense	(745,251)	(3,366,175)	(3,143,571)
Future net cash flows	3,377,054	7,140,638	6,624,335
10% annual discount for estimated timing of cash flows	(1,326,389)	(3,689,838)	(3,610,585)
Standardized measure of discounted future net cash flows	$2,050,665	$3,450,800	$3,013,750

Under the standardized measure, future cash inflows were estimated by applying an average price from the first day of each month from the previous 12 months, adjusted for known contractual changes, to the estimated future production of year-end proved reserves.  Prices used for the standardized measure above were $2.76 per MMBtu for natural gas and $91.21 per barrel for oil in 2012, $4.12 per MMBtu for natural gas and $92.71 per barrel for oil in 2011, and $4.38 per MMBtu for natural gas and $75.96 per barrel for oil in 2010. Future cash inflows were reduced by estimated future production and development costs based on year-end costs to determine pre-tax cash inflows. Future income taxes were computed by applying the year-end statutory rate to the excess of pre-tax cash inflows over the Company’s tax basis in the associated proved gas and oil properties after giving effect to permanent differences and tax credits.

Following is an analysis of changes in the standardized measure during 2012, 2011 and 2010:

	2012	2011	2010

	(in thousands)
Standardized measure, beginning of year	$3,450,800	$3,013,750	$1,801,818
Sales and transfers of natural gas and oil produced, net of production costs	(1,443,606)	(1,632,156)	(1,516,571)
Net changes in prices and production costs	(2,604,591)	(381,131)	706,062
Extensions, discoveries, and other additions, net of future production and development costs	549,601	1,163,992	1,205,464
Acquisition of reserves in place	–	30	–
Sales of reserves in place	(157,108)	(11,761)	(6,269)
Revisions of previous quantity estimates	(1,109,409)	34,221	324,284
Accretion of discount	480,315	426,245	230,355
Net change in income taxes	1,079,158	(103,643)	(746,971)
Changes in estimated future development costs	2,475,470	70,492	(10,558)
Previously estimated development costs incurred during the year	61,949	564,894	353,560
Changes in production rates (timing) and other	(731,914)	305,867	672,576
Standardized measure, end of year	$2,050,665	$3,450,800	$3,013,750

(5) DERIVATIVES AND RISK MANAGEMENT

The Company is exposed to volatility in market prices and basis differentials for natural gas and oil which impacts the predictability of its cash flows related to the sale of natural gas and oil. These risks are managed by the Company’s use of certain derivative financial instruments.  As of December 31, 2012 and 2011, the Company’s derivative financial instruments consisted of price swaps, costless-collars, call options and basis swaps. A description of the Company’s derivative financial instruments is provided below:

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

Fixed price call options    The Company sells call options in exchange for a premium.  At the time of settlement, if the market price exceeds the fixed price of the call option, the Company pays the counterparty such excess on sold call options.  If the market price settles below the fixed price of the call option, no payment is due from either party.

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

The balance sheet classification of the derivative financial instruments are summarized below as of December 31, 2012 and 2011:

	Derivative Assets
	December 31, 2012		December 31, 2011
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
	(in thousands)
Derivatives designated as hedging instruments:
Fixed and floating price swaps	Hedging asset	$279,443	Hedging asset	$333,479
Costless-collars	Hedging asset	–	Hedging asset	179,080
Fixed and floating price swaps	Other assets	8,550	Other assets	201,081
Total derivatives designated as hedging instruments		$287,993		$713,640

Derivatives not designated as hedging instruments:
Basis swaps	Hedging asset	$3,250	Hedging asset	$1,906
Basis swaps	Other assets	901	Other assets	1,797
Total derivatives not designated as hedging instruments		$4,151		$3,703

Total derivative assets		$292,144		$717,343

	Derivative Liabilities
	December 31, 2012		December 31, 2011
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
	(in thousands)
Derivatives designated as hedging instruments:
Fixed and floating price swaps	Other current liabilities	$–	Other current liabilities	$11,849
Costless-collars	Other current liabilities	–	Other current liabilities	209
Total derivatives designated as hedging instruments		$–		$12,058

Derivatives not designated as hedging instruments:
Basis swaps	Other current liabilities	$138	Other current liabilities	$400
Basis swaps	Other long-term liabilities	–	Other long-term liabilities	55
Fixed price call options	Other long-term liabilities	4,128	Other long-term liabilities	–
Total derivatives not designated as hedging instruments		$4,266		$455

Total derivative liabilities		$4,266		$12,513

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

As of December 31, 2012, the Company had cash flow hedges on the following volumes of natural gas production and gas-in-underground storage (in Bcf):

Year	Fixed price swaps
2013	185.6
2014	18.3

As of December 31, 2012, the Company recorded a gain in accumulated other comprehensive income related to its hedging activities of $172.2 million net of a deferred income tax liability of $112.9 million. The amount recorded in accumulated other comprehensive income will be relieved over time and recognized in the statement of operations as the physical transactions being hedged occur. Assuming the market prices of natural gas futures as of December 31, 2012 remain unchanged, the Company would expect to transfer an aggregate after-tax net gain of approximately $167.2 million from accumulated other comprehensive income to earnings during the next 12 months. Gains or losses from derivative instruments designated as cash flow hedges are reflected as adjustments to natural gas sales in the consolidated statements of operations. Natural gas sales included a realized gain from settled contracts of $631.5 million for the year ended December 31, 2012 compared to a realized gain of $320.1 million for the year ended December 31, 2011. Volatility in net income, comprehensive income and accumulated other comprehensive income may occur in the future as a result of the Company’s derivative activities.

The following tables summarize the before tax effect of all cash flow hedges on the consolidated financial statements for the years ended December 31, 2012 and 2011.

		Gain Recognized in Other Comprehensive Income
		(Effective Portion)
		For the years ended
		December 31,
Derivative Instrument		2012	2011
		(in thousands)
Fixed price swaps		$178,660	$714,740
Costless-collars		$39,247	$144,126

	Classification of Gain	Gain Reclassified from Accumulated Other Comprehensive Income into Earnings
	Reclassified from Accumulated	(Effective Portion)
	Other Comprehensive Income	For the years ended
	into Earnings	December 31,
Derivative Instrument	(Effective Portion)	2012	2011
		(in thousands)
Fixed price swaps	Gas Sales	$413,410	$256,229
Costless-collars	Gas Sales	$218,119	$65,047

		Gain (Loss) Recognized in Earnings
		(Ineffective Portion)
	Classification of Gain (Loss)	For the years ended
	Recognized in Earnings	December 31,
Derivative Instrument	(Ineffective Portion)	2012	2011
		(in thousands)
Fixed price swaps	Gas Sales	$2,450	$(4,018)
Costless-collars	Gas Sales	$(24)	$(137)

Fair Value Hedges

For fair value hedges, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item are recognized in earnings immediately. As of December 31, 2012, the Company had no fair value hedges, and no material fair value hedges at December 31, 2011.

Other Derivative Contracts

Although the Company’s basis swaps meet the objective of managing commodity price exposure, these trades are typically not entered into concurrent with the Company’s derivative instruments that qualify as cash flow hedges and therefore do not generally qualify for hedge accounting. Selling call options allows the Company to obtain above-market swaps on a portion of the Company’s projected natural gas production, these trades do not qualify for hedge accounting.  Basis swap and call option derivative instruments that do not qualify as cash flow hedges are recorded on the balance sheet at their fair values under hedging assets, other assets, other current liabilities, and other long-term liabilities, as applicable and all realized and unrealized gains and losses related to these contracts are recognized immediately in the consolidated statements of operations as a component of natural gas sales.

As of December 31, 2012, the Company had basis swaps on natural gas production that did not qualify for hedge accounting treatment of 30.1 Bcf for 2013 and 9.1 Bcf for 2014. As of December 31, 2012, the Company had call options on natural gas production that did not qualify for hedge accounting treatment of 18.3 Bcf for 2015.

The following tables summarizes the before tax effect of basis swaps that did not qualify for hedge accounting on the uncondensed consolidated statements of operations for the years ended December 31, 2012 and 2011.

		Unrealized Gain (Loss)
		Recognized in Earnings
	Income Statement	For the years ended
	Classification	December 31,
Derivative Instrument	of Unrealized Loss	2012	2011
		(in thousands)
Basis swaps	Gas Sales	$766	$5,222
Fixed price call options	Gas Sales	(4,128)	–

		Realized Gain (Loss)
		Recognized in Earnings
	Income Statement	For the years ended
	Classification	December 31,
Derivative Instrument	of Realized Gain (Loss)	2012	2011
		(in thousands)
Basis swaps	Gas Sales	$2,125	$(2,135)

(6) FAIR VALUE MEASUREMENTS

The carrying amounts and estimated fair values of the Company’s financial instruments as of December 31, 2012 and 2011 were as follows:

The carrying values of cash and cash equivalents, accounts receivable, accounts payable, other current assets and current liabilities on the condensed consolidated balance sheets approximate fair value because of their short-term nature. For debt and derivative instruments, the following methods and assumptions were used to estimate fair value:

Debt: The fair values of the Company’s senior notes were based on the market for the Company’s publicly-traded debt as determined based on yield of the Company’s 7.5% Senior Notes due 2018, which was 2.6% as of December 31, 2012 and 4.6% at December 31, 2011, and its 4.10% Senior Notes due 2022, which was 3.1% as of December 31, 2012. The carrying values of the borrowings under the Company’s unsecured revolving credit facility at December 31, 2011 approximate fair value because the interest rate is variable and reflective of market rates.  The Company considers the fair value of its debt to be a Level 2 measurement on the fair value hierarchy.

Derivative Instruments: The fair value of all derivative instruments is the amount at which the instrument could be exchanged currently between willing parties. The amounts are based on quoted market prices, best estimates obtained from counterparties and an option pricing model, when necessary, for price option contracts.

	December 31, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)

Cash and cash equivalents	$53,583	$53,583	$15,627	$15,627
Restricted cash	$8,542	$8,542	$–	$–
Unsecured revolving credit facility	$–	$–	$671,500	$671,500
Senior notes	$1,669,473	$1,917,005	$671,800	$773,578
Derivative instruments, net	$287,878	$287,878	$704,830	$704,830

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

Pursuant to GAAP, the Company has classified its derivatives into these levels depending upon the data utilized to determine their fair values. The Company’s Level 2 fair value measurements include fixed-price and floating-price swaps and are estimated using internal discounted cash flow calculations using the NYMEX futures index. The Company’s Level 3 fair value measurements include costless-collars, basis swaps and call options. The Company’s costless-collars and call options are valued using the Black-Scholes model, an industry standard option valuation model, and takes into account inputs such as contract terms, including maturity, and market parameters, including assumptions of the NYMEX futures index, interest rates, volatility and credit worthiness. The Company’s basis swaps are estimated using internal discounted cash flow calculations based upon forward commodity price curves.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	December 31, 2012

	Fair Value Measurements Using:
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets	Observable Inputs	Unobservable Inputs	Assets (Liabilities)
	(Level 1)	(Level 2)	(Level 3)	at Fair Value
Derivative assets	$–	$287,993	$4,151	$292,144
Derivative liabilities	–	–	(4,266)	(4,266)
Total	$–	$287,993	$(115)	$287,878

	December 31, 2011

	Fair Value Measurements Using:
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets	Observable Inputs	Unobservable Inputs	Assets (Liabilities)
	(Level 1)	(Level 2)	(Level 3)	at Fair Value
Derivative assets	$–	$534,560	$182,783	$717,343
Derivative liabilities	–	(11,849)	(664)	(12,513)
Total	$–	$522,711	$182,119	$704,830

The table below presents reconciliations for the change in net fair value of derivative assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2012 and 2011. The fair values of Level 3 derivative instruments are estimated using proprietary valuation models that utilize both market, observable and unobservable parameters. Level 3 instruments presented in the table consist of net derivatives valued using pricing models incorporating assumptions that, in the Company’s judgment, reflect reasonable assumptions a marketplace participant would have used as of December 31, 2012 and at December 31, 2011.

Total net gains and losses for Level 3 derivatives for the years ended December 31, 2012 and 2011 are provided below:

	For the years ended
	December 31,
	2012	2011
	(in thousands)

Balance at beginning of period	$182,119	$97,677
Total gains or losses (realized/unrealized):
Included in earnings	216,857	67,998
Included in other comprehensive income	(178,847)	79,215
Purchases, issuances, and settlements:
Purchases	–	–
Issuances	–	–
Settlements	(220,244)	(62,913)
Transfers into/out of Level 3	–	142
Balance at end of period	$(115)	$182,119
Change in unrealized gains included in earnings relating to derivatives still held as of December 31	$(3,362)	$5,085

(7) DEBT

The components of debt as of December 31, 2012 and 2011 consisted of the following:

	2012	2011
	(in thousands)
Short-term debt:
7.15% Senior Notes due 2018	$1,200	$1,200
Total short-term debt	1,200	1,200

Long-term debt:
Variable rate (2.200% and 2.276% as of December 31, 2012 and December 31, 2011, respectively) unsecured revolving credit facility, expires February 2016	–	671,500
7.5% Senior Notes due 2018	600,000	600,000
7.35% Senior Notes due 2017	15,000	15,000
7.125% Senior Notes due 2017	25,000	25,000
7.15% Senior Notes due 2018	29,400	30,600
4.10% Senior Notes due 2022	1,000,000	–
Unamortized discount	(1,127)	–
Total long-term debt	1,668,273	1,342,100

Total debt	$1,669,473	$1,343,300

The following is a summary of scheduled long-term debt maturities by year as of December 31, 2012 (in thousands):

2014	$1,200
2015	1,200
2016	1,200
2017	41,200
Thereafter	1,624,600
$1,669,400

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

In March 2012, the Company issued $1.0 billion of 4.10% Senior Notes due 2022 in a private placement. The 4.10% Senior Notes are redeemable at the Company’s election, in whole or in part, at any time prior to December 15, 2021, at a redemption price equal to the greater of: (1) 100% of the principal amount of the notes to be redeemed then outstanding; and (2) the sum of the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed (not including any portion of such payments of interest accrued to the date of redemption) discounted to the redemption date on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) as determined in accordance with the Indenture, plus 35 basis points, plus, in either of such cases, accrued and unpaid interest to the date of redemption on the notes to be redeemed. In addition, if the Company undergoes a “change of control,” as defined in the indenture, holders of the 4.10% Senior Notes will have the option to require the Company to purchase all or any portion of the notes at a purchase price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the change of control date. Payment obligations with respect to the 4.10% Senior Notes are currently guaranteed by the Company’s subsidiaries, SEECO, SEPCO and SES, which guarantees may be unconditionally released in certain circumstances.  The indentures governing the 4.10% Senior Notes and the Company’s other senior notes contain covenants that, among other things, restrict the ability of the Company and/or its subsidiaries to incur liens, to engage in sale and leaseback transactions and to merge, consolidate or sell assets.  In December 2012, the Company completed its offer to exchange up to $1.0 billion aggregate principal amount of its 4.10% Senior Notes due 2022 (the “Exchange Notes”, which were registered under the Securities Act of 1933, as amended (the “Act”), for any and all of its outstanding 4.10% Senior Notes due 2022, which were issued in a private placement in March 2012 (the “Private Notes”).  The Exchange Notes have substantially identical terms to the Private Notes, except that the offering of the Exchange Notes was registered under the Act, and the Exchange Notes are not subject to any transfer restrictions.  The

Company exchanged $999,500,000 of Private Notes for Exchange Notes, and has no further obligations under the related registration rights agreement.

The indentures governing the Company’s senior notes contain covenants that, among other things, restrict the ability of the Company and/or its subsidiaries’ ability to incur liens, to engage in certain sale and leaseback transactions and to merge, consolidate, or sell certain assets.  All of the Company’s senior notes are currently guaranteed by its subsidiaries, SEECO, Inc. (“SEECO”), Southwestern Energy Production Company (“SEPCO”) and Southwestern Energy Services Company (“SES”).  If no default or event of default has occurred and is continuing, these guarantees will be released (i) automatically upon any sale, exchange, or transfer of all of the Company’s equity interests in the guarantor; (ii) automatically upon the liquidation and dissolution of a guarantor; (iii) following delivery of notice to the trustee of the release of the guarantor of its obligations under the Company’s revolving credit facility; and (iv) upon legal or covenant defeasance or other satisfaction of the obligations under the notes.

Please refer to Note 15, “Condensed Consolidating Financial Information” in this Form 10-K for additional information

Credit Facility

In February 2011, the Company amended and restated its unsecured revolving credit facility, increasing the borrowing capacity to $1.5 billion and extending the maturity date to February 2016 (“Credit Facility”).  The amount available under the Credit Facility may be increased to $2.0 billion at any time upon the Company’s agreement with its existing or additional lenders. The interest rate on the Credit Facility is calculated based upon our debt rating and is currently 200 basis points over the current London Interbank Offered Rate (LIBOR) and was 200 basis points over LIBOR as of December 31, 2012. The Credit Facility is guaranteed by the Company’s subsidiary, SEECO and requires additional subsidiary guarantors if certain guaranty coverage levels are not satisfied.  The facility contains covenants which impose certain restrictions on the Company. Under the credit agreement, the Company may not issue total debt in excess of 60% of its total adjusted capital and must maintain a ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) to interest expense of 3.5 or above. The terms of the Credit Facility also include covenants that restrict the ability of the Company and its material subsidiaries to merge, consolidate or sell all or substantially all of their assets, restrict the ability of the Company and its subsidiaries to incur liens and restrict the ability of the Company’s subsidiaries to incur indebtedness.  As of December 31, 2012, the Company was in compliance with the covenants of its debt agreements.  While the Company believes all of the lenders under the Credit Facility have the ability to provide funds, it cannot predict whether each will be able to meet its obligation under the facility.

(8) COMMITMENTS AND CONTINGENCIES

Operating Commitments and Contingencies

The Company has commitments to third parties for demand transportation charges. As of December 31, 2012, future payments under non-cancelable demand charges are approximately $252.4 million in 2013, $264.3 million in 2014, $284.7 million in 2015, $300.1 million in 2016, $303.9 million in 2017 and $1,409.7 million thereafter.

The Company leases 14 drilling rigs and equipment for its E&P operations under leases that expire on January 1, 2015. The Company’s current aggregate annual payment under the leases is approximately $19.4 million. The lease payments for the drilling rigs and equipment, as well as other operating expenses for the Company’s drilling operations, are capitalized to natural gas and oil properties and are partially offset by billings to third-party working interest owners for their share of rig day-rate charges.

The Company has 11 leases for pressure pumping equipment for its E&P operations under leases that expire between December 1, 2017 and January 1, 2018.  The Company’s current aggregate annual payment under the leases is approximately $7.5 million. The lease payments for the pressure pumping equipment, as well as other operating expenses for the Company’s drilling operations, are capitalized to natural gas and oil properties and are partially offset by billings to third-party working interest owners for their share of fracture stage charges.

The Company leases compressors, aircraft, vehicles, office space and equipment under non-cancelable operating leases expiring through 2020.  As of December 31, 2012, future minimum payments under these non-cancelable leases accounted for as operating leases are approximately $75.5 million in 2013, $66.0 million in 2014, $41.4 million in 2015, $32.1 million in 2016, $16.8 million in 2017 and $31.1 million thereafter. The Company also has commitments for compression services related to its Midstream Services and E&P segments. As of December 31, 2012, future minimum payments under these non-cancelable agreements are approximately $30.5 million in 2013, $17.4 million in 2014, $10.5 million in 2015, $8.9 million in 2016, $3.4 million in 2017 and no agreements thereafter.

During 2011 and 2012, SES entered into a number of short- and long-term firm transportation service and gathering agreements in support of our growing Marcellus Shale operations in Pennsylvania. In March 2011, SES entered into a precedent agreement with Millennium Pipeline Company, L.L.C. pursuant to which it will enter into short- and long-term firm natural gas transportation services on Millennium’s existing system and expansions of the system are expected to be in-service by the second quarter of 2013 and late 2013.  In June 2011, SES entered into separate 15 year agreements with each of Bluestone Pipeline Company of Pennsylvania, LLC (“Bluestone Gathering”), and Susquehanna Gathering Company I, LLC, both wholly owned subsidiaries of DTE Pipeline Company, an affiliate of DTE Energy Company. Bluestone Gathering would build and operate a natural gas gathering system in Susquehanna County, Pennsylvania and Broome County, New York, and provide gathering services to SES in support of a portion of our future Marcellus Shale natural gas production.  This gathering system was initially placed into service in November 2012 and is expected to be fully completed during the first quarter of 2013. Susquehanna Gathering Company I, LLC. would build and operate gathering infrastructure from well pad receipt locations for deliveries into the Bluestone Gathering system as well as other potential field delivery points. This system was first placed into service November 2012 and will be constructed as necessary to support the company’s activities primarily in Susquehanna County.  SES also executed firm transportation agreements with Tennessee Gas Pipeline Company (“TGP”) that increase our ability to move our Marcellus Shale natural gas production in the short term to market as well as a precedent agreement for an expansion project with a projected in-service date of November 2013 pursuant to which SES has subscribed for 100,000 Dekatherm/day of capacity.  TGP’s expansion project will expand its 300 Line in Pennsylvania to provide natural gas transportation from the Marcellus Shale supply area to existing delivery points on the TGP system.  TGP filed a certificate application for the project and the Federal Energy Regulatory Commission issued a certificate on August 9, 2012.  Construction would begin in second quarter 2013, with a projected November 1, 2013 in-service date.  In March 2012, SES entered into a firm transportation agreement with TGP to utilize existing transportation capacity to various delivery points on TGP’s system.  SES has agreed to enter a ten year firm transportation agreement with a total capacity of 130 MMcf per day.  The capacity went into service in November 2012.  In March 2012, SES entered into a precedent agreement with Constitution Pipeline Co. LLC for a proposed 121-mile pipeline connecting to the Iroquois Gas Transmission and Tennessee Gas Pipeline systems in Schoharie County, New York. Subject to the receipt of regulatory approvals and satisfaction of other conditions, SES has agreed to enter a fifteen year firm transportation agreement with a total capacity of 150 MMcf per day.  The project is expected to be in service by the second quarter of 2015. We have provided certain guarantees of a portion of SES’s obligations under these agreements.

As of December 31, 2012, SES’s and SEPCO’s obligations for demand and similar charges under the firm transportation agreements and gathering agreements totaled approximately $2.8 billion and the Company has guarantee obligations of up to $100.0 million of that amount.

In the first quarter of 2010, the Company was awarded exclusive licenses by the Province of New Brunswick in Canada to conduct an exploration program covering approximately 2.5 million acres in the province. The licenses require the Company to make certain capital investments in New Brunswick of approximately $47 million in the aggregate over a three year period. In order to obtain the licenses, the Company provided promissory notes payable on demand to the Minister of Finance of the Province of New Brunswick with an aggregate principal amount of $44.5 million Canadian dollars. The promissory notes secure the Company's capital expenditure obligations under the licenses and are returnable to the Company to the extent the Company performs such obligations. If the Company fails to fully perform, the Minister of Finance may retain a portion of the applicable promissory notes in an amount equal to any deficiency. The Company commenced its Canada exploration program in 2010 and, as of December 31, 2012 had invested $25.8 million in New Brunswick towards the Company’s commitment.  In December 2012, we received two one-year extensions to our exploration license agreements which expire on March 16, 2014 and March 16, 2015, respectively.  No liability has been recognized in connection with the promissory notes due to the Company’s investments in New Brunswick as of December 31, 2012 and its future investment plans.

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

Tovah Energy

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

On June 22, 2012, SEPCO filed its appellate brief and, on June 25, 2012, plaintiff and intervenor filed a cross-appellate brief seeking limited remand to reassess the disgorgement determination.  The parties filed their responses to the appellate and cross-appellate briefs on or about November 7, 2012.  Both sides filed replies to the opposing party’s responses in January 2013.  Oral arguments are expected to occur in spring 2013.  Based on the Company's understanding and judgment of the facts and merits of this case, including appellate defenses, and after considering the advice of counsel, the Company has determined that, although reasonably possible after exhaustion of all appeals, an adverse final outcome to this lawsuit is not probable.  As such, the Company has not accrued any amounts with respect to this lawsuit.  If the plaintiff and intervenor were to ultimately prevail in the appellate process, the Company currently estimates, based on the judgments to date, that SEPCO’s potential liability would be up to $44.2 million, including interest and attorney’s fees. The Company’s assessment may change in the future due to occurrence of certain events, such as denied appeals, and such re-assessment could lead to the determination that the potential liability is probable and could be material to the Company's results of operations, financial position or cash flows.

Muncey

On February 20, 2012, the Company became aware that SEPCO was named as a defendant in the matter of Gery Muncey v. Southwestern Energy Production Company, et al filed in the District Court of San Augustine County in Texas on January 31, 2012.  The plaintiff in this case is also the intervenor in the Tovah Energy matter described above and alleged various claims including fraud, misappropriation and breach of fiduciary duty that are purportedly independent of the claims alleged in the Tovah Energy matter but arise from the substantially same circumstances involved in the Tovah Energy matter.  SEPCO’s motion for summary judgment was granted on July 9, 2012. On August 22, 2012, the court signed a final take-nothing judgment in SEPCO’s favor.  The deadlines for filing appeals have expired, so this matter has been resolved in SEPCO’s favor.

Bureau of Land Management

In March 2010, the Company’s subsidiary, SEECO, was served with a subpoena from a federal grand jury in Little Rock, Arkansas.  Based on the documents requested under the subpoena and subsequent discussions described below, the Company believes the grand jury is investigating matters involving approximately 27 horizontal wells operated by SEECO in Arkansas, including whether appropriate leases or permits were obtained therefor and whether royalties and other production attributable to federal lands have been properly accounted for and paid.  The Company believes it has fully complied with all requests related to the federal subpoena and delivered its affidavit to that effect. The Company and representatives of the Bureau of Land Management and the U.S. Attorney have had discussions since the production of the documents pursuant to the subpoena.  In January 2011, the Company voluntarily produced additional materials informally requested by the government arising from these discussions.  Although, to the Company’s knowledge, no proceeding in this matter has been initiated against SEECO, the Company cannot predict whether or when one might be initiated. The Company intends to fully comply with any further requests and to cooperate with any related investigation. No assurance can be made as to the time or resources that will need to be devoted to this inquiry or the impact of the final outcome of the discussions or any related proceeding.

Other

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

(9) INCOME TAXES

The provision (benefit) for income taxes included the following components:

	2012	2011	2010
	(in thousands)
Current:
Federal	$15,500	$3,378	$10,421
State	3,189	820	1,518
	18,689	4,198	11,939

Deferred:
Federal	(388,209)	345,922	319,279
State	(71,582)	60,941	59,982
Foreign	(2,037)	2,160	459

	(461,828)	409,023	379,720
Provision (benefit) for income taxes	$(443,139)	$413,221	$391,659

The provision for income taxes was an effective rate of 38.5% in 2012, 39.3% in 2011 and 2010, respectively. The following reconciles the provision for income taxes included in the consolidated statements of operations with the provision which would result from application of the statutory federal tax rate to pre-tax financial income:

	2012	2011	2010
	(in thousands)

Expected provision (benefit) at federal statutory rate	$(402,571)	$367,854	$348,632
Increase (decrease) resulting from:
State income taxes, net of federal income tax effect	(44,454)	40,145	39,975
Nondeductible expenses	2,100	1,244	660
Other	1,786	3,978	2,392

Provision (benefit) for income taxes	$(443,139)	$413,221	$391,659

The components of the Company’s net deferred tax liability as of December 31, 2012 and 2011 were as follows:

	2012	2011
	(in thousands)
Deferred tax liabilities:
Differences between book and tax basis of property	$1,441,149	$1,916,619
Cash flow hedges	112,625	276,063
Other	4,460	15,755
	1,558,234	2,208,437

Deferred tax assets:
Accrued compensation	16,387	30,316
Alternative minimum tax credit carryforward	89,016	73,516
Stored natural gas	7,812	9,053
Accrued pension costs	7,686	3,982
Asset retirement obligations	39,249	13,188
Net operating loss carryforward	217,276	287,830
Differences between book and tax basis of property - state	16,872	–
Other	12,354	9,591
	406,652	427,476
Net deferred tax liability	$1,151,582	$1,780,961

The net deferred tax liability as of December 31, 2012 was comprised of net long-term deferred income tax liabilities of $1,045.5 million in addition to a net current deferred income tax liability of $106.1 million. The net deferred tax liability at December 31, 2011 was comprised of net long-term deferred income tax liabilities of $1,586.8 million, in addition to a net current deferred income tax liability of $194.2 million.  In 2012, the Company paid $0.8 million in state income taxes and did not pay any alternative minimum taxes.  In 2011, the Company paid $0.8 million in state income taxes and paid $3.4 million in alternative minimum taxes. The Company’s operating loss carryforward as of December 31, 2012 was $701.4 million and has expiration dates of 2027 through 2032. The Company also had an alternative minimum tax credit carryforward of $89.0 million and a statutory depletion carryforward of $13.6 million as of December 31, 2012.

Deferred tax assets relating to tax benefits of employee stock option grants have been reduced to reflect exercises in 2012. Some exercises resulted in tax deductions in excess of previously recorded benefits based on the option value at the time of the grant (“windfalls”). Although these additional tax benefits or “windfalls” are reflected in net operating loss carryforwards, pursuant to GAAP, the additional tax benefit associated with the windfall is not recognized until the deduction reduces taxes payable. Accordingly, since the tax benefit does not reduce our current taxes payable in 2012 due to net operating loss carryforwards, these “windfall” tax benefits are not reflected in our net operating losses in deferred tax assets for 2012. Windfalls included in net operating loss carryforwards but not reflected in deferred tax assets for 2012 were $128.3 million.

As of December 31, 2012, the Company has no unrecognized tax benefits.  The income tax years 2010 to 2012 remain open to examination by the major taxing jurisdictions to which the Company is subject.

The Company has an income tax net operating loss carryforward related to its Canadian operations of $15.9 million, and has expiration dates of 2030 through 2032. The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax asset associated with the Canadian net operating loss. Based on this assessment, the Company did not record a valuation allowance as of December 31, 2012.  The Company recorded a valuation allowance of $2.0 million in 2011, to reflect that it is more likely than not that the deferred tax asset will not be recognized. The amount of the deferred tax asset considered realizable could be adjusted if estimates of future taxable income during the carryforward period are increased.

(10) ASSET RETIREMENT OBLIGATIONS

The following table summarizes the Company’s 2012 and 2011 activity related to asset retirement obligations:

	2012	2011
	(in thousands)

Asset Retirement obligation at January 1	$37,693	$27,786
Accretion of discount	2,394	1,361
Obligations incurred	23,327	4,304
Obligations settled/removed	(8,804)	(883)
Revisions of estimates	46,027	5,125
Asset retirement obligation at December 31	$100,637	$37,693

Current liability	4,091	1,539
Long-term liability	96,546	36,154
Asset retirement obligation at December 31	$100,637	$37,693

In 2012, the Company recorded a correction to increase the asset retirement obligation by approximately $39 million.  Because the amounts involved were not material to the Company’s financial statements in any individual prior period and the cumulative amount is not material to the current period financial statements, the Company recorded the cumulative effect of correcting this error in 2012.  The Company’s asset retirement obligation balance is impacted by the Company’s credit adjusted risk free rate.  The combination of declining treasury rates and the Company’s upgrade by Moody’s to Baa3 in February 2012, are contributing factors to the increased asset retirement obligation balance.

(11) RETIREMENT AND EMPLOYEE BENEFIT PLANS

401(k) Defined Contribution Plan

The Company has a 401(k) defined contribution plan covering eligible employees. The Company expensed $2.2 million, $1.9 million and $0.9 million of contribution expense in 2012, 2011 and 2010, respectively. Additionally, the Company capitalized $2.8 million, $3.8 million and $4.2 million of contributions in 2012, 2011 and 2010, respectively, directly related to the acquisition, exploration and development activities of the Company’s natural gas and oil properties or directly related to the construction of the Company’s gathering systems.

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

The following provides a reconciliation of the changes in the plans’ benefit obligations, fair value of assets, and funded status as of December 31, 2012 and 2011:

			Other Postretirement
	Pension Benefits		Benefits
	2012	2011	2012	2011
	(in thousands)

Change in benefit obligations:
Benefit obligation at January 1	$81,738	$67,933	$6,793	$4,955
Service cost	10,942	9,323	1,832	1,354
Interest cost	4,050	3,671	398	252
Participant contributions	–	–	21	19
Actuarial loss	14,981	6,967	2,525	302
Benefits paid	(6,951)	(6,156)	(105)	(89)
Plan amendments	672	–	–	–
Settlements	–	–	–	–
Benefit obligation at December 31	$105,432	$81,738	$11,464	$6,793

			Other Postretirement
	Pension Benefits		Benefits
	2012	2011	2012	2011
	(in thousands)

Change in plan assets:
Fair value of plan assets at January 1	$68,023	$56,949	$–	$–
Actual return/(loss) on plan assets	11,191	4,717	–	–
Employer contributions	11,084	12,513	84	70
Participant contributions	–	–	21	19
Benefits paid	(6,951)	(6,156)	(105)	(89)
Settlements	–	–	–	–
Fair value of plan assets at December 31	$83,347	$68,023	$–	$–
Funded status of plans at December 31	$(22,085)	$(13,715)	$(11,464)	$(6,793)

The Company uses a December 31 measurement date for all of its plans and had liabilities recorded for the underfunded status for each period as presented above.

The change in accumulated other comprehensive income related to the pension plans was a loss of $8.4 million ($5.0 million after tax) for the year ended December 31, 2012 and a loss of $5.4 million ($3.3 million after tax) for the year ended December 31, 2011. The change in accumulated other comprehensive income related to the other postretirement benefit plan was a loss of  $2.4 million ($1.4 million after tax) for the year ended December 31, 2012 and was a loss of $0.2 million ($0.1 million after tax) for the year ended December 31, 2011. Included in accumulated other comprehensive income as of December 31, 2012 and 2011 was a $36.9 million loss ($22.3 million net of tax) and a $26.2 million loss ($15.9 million net of tax), respectively, related to the Company’s pension and other postretirement benefit plans.

The amounts in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit cost during 2013 are $0.1 million for prior service costs and $1.7 million net loss.

The pension plans’ projected benefit obligation, accumulated benefit obligation and fair value of plan assets as of December 31, 2012 and 2011 are as follows:

	2012	2011
	(in thousands)

Projected benefit obligation	$105,432	$81,738
Accumulated benefit obligation	$100,379	$77,317
Fair value of plan assets	$83,347	$68,023

Pension and other postretirement benefit costs include the following components for 2012, 2011 and 2010:

				Other Postretirement
	Pension Benefits			Benefits
	2012	2011	2010	2012	2011	2010
	(in thousands)

Service cost	$10,942	$9,323	$7,096	$1,832	$1,354	$1,089
Interest cost	4,050	3,671	3,249	398	252	195
Expected return on plan assets	(5,426)	(4,398)	(3,503)	–	–	–
Amortization of transition obligation	–	–	–	64	64	65
Amortization of prior service cost	286	344	346	14	14	14
Amortization of net loss	1,220	856	806	93	11	21
Net periodic benefit cost	11,072	9,796	7,994	2,401	1,695	1,384
Settlements and curtailments	–	–	223	–	–	–
Total benefit cost	$11,072	$9,796	$8,217	$2,401	$1,695	$1,384

Amounts recognized in other comprehensive income for the year ended December 31, 2012 were as follows:

	Pension Benefits	Other Postretirement Benefits
	(in thousands)

Net actuarial loss arising during the year	$(9,215)	$(2,525)
Amortization of transition obligation	–	64
Amortization of prior service cost	287	14
Amortization of net loss	1,219	93
Plan amendments	(672)	–
Tax effect	3,343	934
	$(5,038)	$(1,420)

The weighted average assumptions used in the measurement of the Company’s benefit obligations as of December 31, 2012 and 2011 are as follows:

	Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011

Discount rate	4.00%	5.00%	4.00%	5.00%
Rate of compensation increase	4.50%	4.50%	n/a	n/a

The weighted average assumptions used in the measurement of the Company’s net periodic benefit cost for 2012, 2011 and 2010 are as follows:

	Pension Benefits			Other Postretirement Benefits
	2012	2011	2010	2012	2011	2010

Discount rate	5.00%	5.50%	5.75%	5.00%	5.50%	5.75%
Expected return on plan assets	7.50%	7.50%	7.50%	n/a	n/a	n/a
Rate of compensation increase	4.50%	4.50%	4.50%	n/a	n/a	n/a

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

For measurement purposes, the following trend rates were assumed for 2012 and 2011:

	2012	2011

Health care cost trend assumed for next year	8%	9%
Rate to which the cost trend is assumed to decline	5%	5%
Year that the rate reaches the ultimate trend rate	2031	2031

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
	(in thousands)

Effect on the total service and interest cost components	$340	$(281)
Effect on postretirement benefit obligations	$1,639	$(1,360)

Pension Payments and Asset Management

In 2012, the Company contributed $11.1 million to its pension plans and $0.1 million to its other postretirement benefit plan. The Company expects to contribute $13.5 million to its pension plans and $0.3 million to its other postretirement benefit plan in 2013. No plan assets are expected to be returned to the Company during the next twelve months.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Other Postretirment Benefits
	(in thousands)

2013	$4,599	$314
2014	$6,599	$418
2015	$6,573	$559
2016	$8,297	$748
2017	$9,155	$855
Years 2018-2022	$58,870	$6,681

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

The table below presents the allocations targeted by the Retirement Committee and the actual weighted-average asset allocation of the Company’s pension plan as of December 31, 2012, by asset category. The asset allocation targets are subject to change and the Retirement Committee allows for its actual allocations to deviate from target as a result of current and anticipated market conditions.  Plan assets are periodically balanced whenever the allocation to any asset class falls outside of the specified range.

	Pension Plan Asset Allocations
Asset category:	Target	Actual
Equity securities:
U.S. large cap growth equity	6%	6%
U.S. large cap value equity	6%	6%
U.S. large cap core equity	15%	14%
U.S. small cap equity	3%	3%
Non-U.S. equity	25%	26%
Emerging markets equity	5%	5%
Fixed income and cash and cash equivalents	40%	40%
Total	100%	100%

Utilizing GAAP’s fair value hierarchy, the Company’s fair value measurement of pension plan assets as of December 31, 2012 are as follows:

Asset category:	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Equity securities:
U.S. large cap growth equity(1)	$4,588	$4,588	$–	$–
U.S. large cap value equity(2)	5,257	5,257	–	–
U.S. large cap core equity(3)	11,564	–	11,564	–
U.S. small cap equity(4)	2,792	2,792	–	–
Non-U.S. equity(5)	21,891	21,891	–	–
Emerging markets equity(6)	4,454	–	4,454	–
Fixed income (7)	31,021	–	31,021	–
Cash and cash equivalents	1,780	1,780	–	–
Total	$83,347	$36,308	$47,039	$–

(1)Mutual fund that seeks to invest in a diversified portfolio of stocks with price appreciation growth opportunities.

(2)Mutual fund that seeks to invest in a diversified portfolio of stocks that will increase in value over the long-term as well as provide current income.

(3)An institutional fund that seeks to replicate the performance of the S&P 500 Index before fees.

(4)Mutual fund that seeks to invest in a diversified portfolio of stocks with small market capitalizations.

(5)Mutual funds that invest primarily in equity securities of companies domiciled outside of the United States, primarily in developed markets.

(6)An institutional fund that invests primarily in the equity securities of companies domiciled in emerging markets.

(7)An institutional fund that seeks to replicate the performance of the Barclays Capital Long-Term Corporate Bond Index before fees through a sampling process.

Utilizing GAAP’s fair value hierarchy, the Company’s fair value measurement of pension plan assets at December 31, 2011 are as follows:

Asset category:	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Equity securities:
U.S. large cap growth equity(1)	$3,792	$3,792	$–	$–
U.S. large cap value equity(2)	3,689	3,689	–	–
U.S. large cap core equity(3)	10,849	–	10,849	–
U.S. small cap equity(4)	2,201	2,201	–	–
Non-U.S. equity(5)	16,719	16,719	–	–
Emerging markets equity(6)	3,377	–	3,377	–
Fixed income (7)	25,192	–	25,192	–
Cash and cash equivalents	2,204	2,204	–	–
Total	$68,023	$28,605	$39,418	$–

(1)Mutual fund that seeks to invest in a diversified portfolio of stocks with price appreciation growth opportunities.

(2)Mutual fund that seeks to invest in a diversified portfolio of stocks that will increase in value over the long-term as well as provide current income.

(3)An institutional fund that seeks to replicate the performance of the S&P 500 Index before fees.

(4)Mutual fund that seeks to invest in a diversified portfolio of stocks with small market capitalizations.

(5)Mutual funds that invest primarily in equity securities of companies domiciled outside of the United States, primarily in developed markets.

(6)An institutional fund that invests primarily in the equity securities of companies domiciled in emerging markets.

(7)An institutional fund that seeks to replicate the performance of the Barclays Capital Long-Term Corporate Bond Index before fees through a sampling process.

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

Stock Options

The Company recorded the following compensation costs related to stock options for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
	(in thousands)

Stock-based compensation cost related to stock options – general and administrative expense	$5,427	$4,959	$4,706
Stock-based compensation cost related to stock options – capitalized	$4,468	$3,365	$2,679

The Company also recorded a deferred tax benefit of $2.2 million related to stock options in 2012, compared to deferred tax benefits of $1.7 million in 2011 and $1.7 million in 2010. A total of $20.4 million of unrecognized compensation cost related to the Company’s unvested stock option and restricted stock grants. This cost is expected to be recognized over a weighted-average period of 2.9 years.

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

Assumptions	2012	2011	2010
Risk-free interest rate	0.6%	0.9%	2.0%
Expected dividend yield	–	–	–
Expected volatility	58.2%	58.1%	60.1%
Expected term	5 years	5 years	5 years

The following tables summarize stock option activity for the years 2012, 2011 and 2010 and provide information for options outstanding at December 31 of such years:

	2012		2011		2010
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
	of Shares	Price	of Shares	Price	of Shares	Price

Options outstanding at January 1	4,741,732	$21.24	4,769,122	$16.13	5,649,233	$11.59
Granted	613,120	34.34	853,478	36.64	446,895	37.05
Exercised	(1,607,784)	5.71	(850,659)	7.54	(1,293,046)	3.01
Forfeited or expired	(97,548)	37.76	(30,209)	35.46	(33,960)	35.26
Options outstanding at December 31	3,649,520	$29.84	4,741,732	$21.24	4,769,122	$16.13

	Options Outstanding				Options Exercisable
			Weighted				Weighted
			Average				Average
	Options	Weighted	Remaining	Aggregate	Options	Weighted	Remaining	Aggregate
	Outstanding at	Average	Contractual	Intrinsic	Exercisable at	Average	Contractual	Intrinsic
Range of	December 31,	Exercise	Life	Value	December 31,	Exercise	Life	Value
Exercise Prices	2012	Price	(Years)	(thousands)	2012	Price	(Years)	(thousands)

$1.43 - $3.10	465,772	$2.64	0.9		465,772	$2.64	0.9
$16.75 - $29.69	553,756	24.32	1.7		541,606	24.24	1.6
$30.23 - $35.91	1,175,749	33.04	5.2		505,485	31.30	3.1
$36.22 - $39.68	1,062,788	36.77	5.5		493,943	36.75	5.3
$40.15 - $51.47	391,455	41.60	4.0		365,732	41.49	3.9
	3,649,520	$29.84	4.1	$20,521	2,372,538	$26.77	2.9	$20,437

The weighted-average grant-date fair value of options granted during the years 2012, 2011 and 2010 was $16.91, $18.17 and $19.40, respectively. The total intrinsic value of options exercised during 2012, 2011 and 2010 was $44.1 million, $27.0 million and $41.4 million, respectively.

Restricted Stock

The Company recorded the following compensation costs related to restricted stock grants for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
	(in thousands)

Stock-based compensation cost related to restricted stock grants – general and administrative expense	$6,368	$5,591	$5,114
Stock-based compensation cost related to restricted stock grants – capitalized	$5,994	$5,162	$4,107

The Company also recorded a deferred tax liability of $1.4 million related to restricted stock for the year ended December 31, 2012, compared to deferred tax liabilities of $2.1 million for 2011 and $1.4 million for 2010. As of December 31, 2012, there was $32.0 million of total unrecognized compensation cost related to unvested shares of restricted stock that is expected to be recognized over a weighted-average period of 3.2 years.

The following table summarizes the restricted stock activity for the years 2012, 2011 and 2010 and provides information for restricted stock outstanding at December 31 of such years:

	2012		2011		2010
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Grant Date	Number	Grant Date	Number	Grant Date
	of Shares	Fair Value	of Shares	Fair Value	of Shares	Fair Value

Unvested shares at January 1	1,019,737	$36.71	834,058	$36.24	794,529	$33.70
Granted	537,244	34.39	532,754	36.41	390,415	36.46
Vested	(344,164)	36.50	(294,358)	34.90	(319,894)	30.45
Forfeited	(95,302)	36.97	(52,717)	36.45	(30,992)	33.54
Unvested shares at December 31	1,117,515	$35.64	1,019,737	$36.71	834,058	$36.24

The fair values of the grants were $18.5 million for 2012, $19.4 million for 2011 and $14.2 million for 2010. The total fair value of shares vested were $12.6 million for 2012, $10.9 million for 2011 and $9.7 million for 2010.

(13) SEGMENT INFORMATION

The Company’s reportable business segments have been identified based on the differences in products or services provided. Revenues for the E&P segment are derived from the production and sale of natural gas and oil. The Midstream Services segment generates revenue through the marketing of both Company and third-party produced natural gas volumes and through gathering fees associated with the transportation of natural gas to market.

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

	Exploration
	and		Midstream
	Production		Services	Other	Total
	(in thousands)
2012
Revenues from external customers	$1,949,674		$765,255	$114	$2,715,043
Intersegment revenues	(1,452)		1,598,225	2,751	1,599,524
Operating income (loss)(1)	(1,411,211)		294,302	1,333	(1,115,576)
Other income (loss), net	(1,156)		132	2,054	1,030
Depreciation, depletion and amortization expense	765,368		44,395	1,190	810,953
Impairment of natural gas and oil properties	1,939,734		–	–	1,939,734
Interest expense(2)	20,315		14,341	1,001	35,657
Provision (benefit) for income taxes(2)	(548,556)		104,522	895	(443,139)
Assets	5,193,733	(3)	1,273,228	270,566	6,737,527
Capital investments(4)	1,860,681		164,978	54,860	2,080,519

2011
Revenues from external customers	$2,088,763		$864,096	$47	$2,952,906
Intersegment revenues	11,725		1,995,423	3,221	2,010,369
Operating income	825,138		247,952	1,711	1,074,801
Other income (loss), net	328		(91)	27	264
Depreciation, depletion and amortization expense	666,125		37,261	1,125	704,511
Interest expense(2)	9,026		15,049	–	24,075
Provision for income taxes(2)	322,714		90,221	286	413,221
Assets	6,547,117	(3)	1,119,861	235,919	7,902,897
Capital investments(4)	1,977,493		160,776	68,905	2,207,174

2010
Revenues from external customers	$1,871,835		$738,828	$–	$2,610,663
Intersegment revenues	18,609		1,715,012	984	1,734,605
Operating income	829,462		191,566	200	1,021,228
Other income, net	235		179	13	427
Depreciation, depletion and amortization expense	561,018		28,765	549	590,332
Interest expense(2)	7,888		18,275	–	26,163
Provision for income taxes(2)	323,748		67,834	77	391,659
Assets	4,849,478	(3)	1,016,563	151,422	6,017,463
Capital investments(4)	1,775,518		271,316	73,231	2,120,065

(1)The operating loss for the E&P segment for the twelve months ended December 31, 2012 includes a $1,939.7 million non-cash ceiling test impairment of our natural gas and oil properties.

(2)  Interest income, interest expense and the provision (benefit) for income taxes by segment are an allocation of corporate amounts as cash equivalents, debt and income tax expense allocated as they are incurred at the corporate level.

(3)Includes capital investments for office, technology, drilling rigs and other ancillary equipment not directly related to natural gas and oil property acquisition, exploration and development activities.

(4)Capital investments include a decrease of $36.9 million for 2012, an increase of $4.3 million for 2011 and an increase of $14.4 million for 2010 related to the change in accrued expenditures between years.

Included in intersegment revenues of the Midstream Services segment are $1.3 billion, $1.7 billion and $1.5 billion for 2012, 2011 and 2010, respectively, for marketing of the Company’s E&P sales.  Corporate assets include cash and cash equivalents, restricted cash, furniture and fixtures, prepaid debt and other costs. Corporate general and administrative costs, depreciation expense and taxes other than income are allocated to the segments. For 2012 and 2011, capital investments within the E&P segment include $11.6 million and $18.7 million, respectively, related to the Company’s activities in Canada. As of December 31, 2012, E&P assets include $44.4 million and at December 31, 2011, assets include $28.4 million related to the Company’s activities in Canada.

(14) QUARTERLY RESULTS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 2012 and 2011:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(in thousands, except per share amounts)

	2012

Operating revenues	$656,469	$599,728	$685,848	$772,998
Operating income (loss)	185,960	(652,394)	(71,838)	(577,304)
Net income (loss)	107,704	(405,132)	(54,053)	(355,583)
Earnings (loss) per share - Basic	0.31	(1.16)	(0.16)	(1.02)
Earnings (loss) per share - Diluted	0.31	(1.16)	(0.16)	(1.02)

	2011

Operating revenues	$676,335	$765,166	$767,255	$744,150
Operating income	232,651	282,542	295,718	263,890
Net income	136,609	167,454	175,173	158,533
Earnings per share - Basic	0.39	0.48	0.50	0.47
Earnings per share - Diluted	0.39	0.48	0.50	0.45

(15) CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Company is providing condensed consolidating financial information for SEECO, SEPCO and SES, its subsidiaries that are currently guarantors of the Company’s registered public debt, and for its other subsidiaries that are not guarantors of such debt. These wholly owned subsidiary guarantors have jointly and severally, fully and unconditionally guaranteed the Company’s 7.35% Senior Notes, 7.125% Senior Notes and 4.10% Senior Notes. The subsidiary guarantees (i) rank equally in right of payment with all of the existing and future senior debt of the subsidiary guarantors; (ii) rank senior to all of the existing and future subordinated debt of the subsidiary guarantors; (iii) are effectively subordinated to any future secured obligations of the subsidiary guarantors to the extent of the value of the assets securing such obligations; and (iv) are structurally subordinated to all debt and other obligations of the subsidiaries of the guarantors.  In the case of each series of notes, if no default or event of default has occurred and is continuing, these guarantees will be released (i) automatically upon any sale, exchange or transfer of all of the Company’s equity interests in the guarantor; (ii) automatically upon the liquidation and dissolution of a guarantor; (iii) following delivery of notice to the trustee of the release of the guarantor of its obligations under the Company’s revolving credit facility; and (iv) upon legal or covenant defeasance or other satisfaction of the obligations under the notes.

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

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Year ended December 31, 2012:
Operating revenues	$–	$2,541,684	$476,997	$(303,638)	$2,715,043
Operating costs and expenses:
Gas purchases	–	593,091	–	(625)	592,466
Operating expenses	–	423,147	121,953	(300,365)	244,735
General and administrative expenses	–	151,488	26,307	(2,648)	175,147
Depreciation, depletion and amortization	–	765,623	45,330	–	810,953
Impairment of natural gas and oil properties	–	1,939,734	–	–	1,939,734
Taxes, other than income taxes	–	56,262	11,321	1	67,584
Total operating costs and expenses	–	3,929,345	204,911	(303,637)	3,830,619
Operating income (loss)	–	(1,387,661)	272,086	(1)	(1,115,576)
Other income (loss), net	–	(1,143)	2,173	–	1,030
Equity in earnings of subsidiaries	(707,064)	–	–	707,064	–
Interest expense	–	22,312	13,345	–	35,657
Income (loss) before income taxes	(707,064)	(1,411,116)	260,914	707,063	(1,150,203)
Provision (benefit) for income taxes	–	(538,357)	95,218	–	(443,139)
Net income (loss)	(707,064)	(872,759)	165,696	707,063	(707,064)
Comprehensive income (loss)	$(965,688)	$(1,125,454)	$166,225	$959,229	$(965,688)

Year ended December 31, 2011:
Operating revenues	$–	$2,803,385	$411,998	$(262,477)	$2,952,906
Operating costs and expenses:
Gas purchases	–	710,487	–	(1,396)	709,091
Operating expenses	–	380,154	118,713	(257,923)	240,944
General and administrative expenses	–	141,499	19,700	(3,158)	158,041
Depreciation, depletion and amortization	–	665,615	38,896	–	704,511
Taxes, other than income taxes	–	53,950	11,568	–	65,518
Total operating costs and expenses	–	1,951,705	188,877	(262,477)	1,878,105
Operating income (loss)	–	851,680	223,121	–	1,074,801
Other income (loss), net	–	306	(42)	–	264
Equity in earnings of subsidiaries	637,769	–	–	(637,769)	–
Interest expense	–	11,277	12,798	–	24,075
Income (loss) before income taxes	637,769	840,709	210,281	(637,769)	1,050,990
Provision for income taxes	–	332,795	80,426	–	413,221
Net income (loss)	637,769	507,914	129,855	(637,769)	637,769
Comprehensive income (loss)	$962,222	$836,291	$129,294	$(965,585)	$962,222

Year ended December 31, 2010:
Operating revenues	$–	$2,488,105	$318,232	$(195,674)	$2,610,663
Operating costs and expenses:
Gas purchases	–	612,745	–	(1,584)	611,161
Operating expenses	–	293,713	91,164	(193,106)	191,771
General and administrative expenses	–	127,022	19,525	(984)	145,563
Depreciation, depletion and amortization	–	559,845	30,487	–	590,332
Taxes, other than income taxes	–	44,200	6,408	–	50,608
Total operating costs and expenses	–	1,637,525	147,584	(195,674)	1,589,435
Operating income	–	850,580	170,648	–	1,021,228
Other income, net	–	242	185	–	427
Equity in earnings of subsidiaries	604,118	–	–	(604,118)	–
Interest expense	–	10,777	15,386	–	26,163
Income (loss) before income taxes	604,118	840,045	155,447	(604,118)	995,492
Provision for income taxes	–	330,879	60,780	–	391,659
Net income (loss)	604,118	509,166	94,667	(604,118)	603,833
Less: Net loss attributable to noncontrolling interest	–	(285)	–	–	(285)
Net income (loss) attributable to Southwestern Energy	604,118	509,451	94,667	(604,118)	604,118
Comprehensive income (loss)	$603,817	$510,626	$94,649	$(605,275)	$603,817

CONDENSED CONSOLIDATING BALANCE SHEETS

	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in thousands)
December 31, 2012:

ASSETS

Cash and cash equivalents	$47,491	$5,988	$104	$–	$53,583
Restricted cash	8,542	–	–	–	8,542
Accounts receivable	2,677	353,607	21,354	–	377,638
Inventories	2	26,975	1,164	–	28,141
Other current assets	7,461	321,396	12,151	–	341,008
Total current assets	66,173	707,966	34,773	–	808,912

Intercompany receivables	2,259,713	42	27,077	(2,286,832)	–

Property and equipment	220,837	11,491,222	1,316,380	–	13,028,439
Less: Accumulated depreciation, depletion and amortization	(82,178)	(6,923,106)	(186,179)	–	(7,191,463)
	138,659	4,568,116	1,130,201	–	5,836,976

Investments in subsidiaries (equity method)	2,309,947	–	–	(2,309,947)	–

Other assets	35,136	42,247	14,256	–	91,639

Total assets	$4,809,628	$5,318,371	$1,206,307	$(4,596,779)	$6,737,527

LIABILITIES AND EQUITY

Accounts payable	$140,367	$375,604	$41,009	$–	$556,980
Other current liabilities	3,758	205,623	1,410	–	210,791
Total current liabilities	144,125	581,227	42,419	–	767,771

Intercompany payables	–	2,108,360	178,472	(2,286,832)	–

Long-term debt	1,668,273	–	–	–	1,668,273
Deferred income taxes	(116,207)	820,279	345,066	–	1,049,138
Other liabilities	77,565	124,505	14,403	–	216,473
Total liabilities	1,773,756	3,634,371	580,360	(2,286,832)	3,701,655
Commitments and contingencies
Total equity	3,035,872	1,684,000	625,947	(2,309,947)	3,035,872

Total liabilities and equity	$4,809,628	$5,318,371	$1,206,307	$(4,596,779)	$6,737,527

CONDENSED CONSOLIDATING BALANCE SHEETS

	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in thousands)
December 31, 2011:

ASSETS

Cash and cash equivalents	$14,711	$–	$916	$–	$15,627
Accounts receivable	2,914	309,038	29,963	–	341,915
Inventories	–	45,260	974	–	46,234
Other current assets	6,087	563,635	4,780	–	574,502
Total current assets	23,712	917,933	36,633	–	978,278

Intercompany receivables	2,053,132	53	23,517	(2,076,702)	–

Property and equipment	180,300	9,731,944	1,148,575	–	11,060,819
Less: Accumulated depreciation, depletion and amortization	(57,254)	(4,220,205)	(137,880)	–	(4,415,339)
	123,046	5,511,739	1,010,695	–	6,645,480

Investments in subsidiaries (equity method)	3,256,195	–	–	(3,256,195)	–

Other assets	28,641	227,152	23,346	–	279,139

Total assets	$5,484,726	$6,656,877	$1,094,191	$(5,332,897)	$7,902,897

LIABILITIES AND EQUITY

Accounts payable	$205,341	$332,710	$37,276	$–	$575,327
Other current liabilities	5,912	301,170	2,504	–	309,586
Total current liabilities	211,253	633,880	39,780	–	884,913

Intercompany payables	–	1,628,750	447,952	(2,076,702)	–

Long-term debt	1,342,100	–	–	–	1,342,100
Deferred income taxes	(97,045)	1,442,576	241,267	–	1,586,798
Other liabilities	59,114	54,826	5,842	–	119,782
Total liabilities	1,515,422	3,760,032	734,841	(2,076,702)	3,933,593
Commitments and contingencies
Total equity	3,969,304	2,896,845	359,350	(3,256,195)	3,969,304

Total liabilities and equity	$5,484,726	$6,656,877	$1,094,191	$(5,332,897)	$7,902,897

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)

Year ended December 31, 2012:
Net cash provided by (used in) operating activities	$(39,934)	$1,278,673	$415,203	$–	$1,653,942
Investing activities:
Capital investments	(36,918)	(1,868,487)	(202,350)	–	(2,107,755)
Proceeds from sale of property and equipment	26,006	169,149	5,946	–	201,101
Transfers to restricted cash	(167,788)	–	–	–	(167,788)
Transfers from restricted cash	159,245	1	–	–	159,246
Other	(696)	(35,792)	45,007	–	8,519
Net cash used in investing activities	(20,151)	(1,735,129)	(151,397)	–	(1,906,677)
Financing activities:
Intercompany activities	(198,023)	462,443	(264,420)	–	–
Payments on current portion of long-term debt	(1,200)	–	–	–	(1,200)
Payments on revolving long-term debt	(2,263,900)	–	–	–	(2,263,900)
Borrowing under revolving long-term debt	1,592,400	–	–	–	1,592,400
Proceeds from issuance of long-term debt	998,780	–	–	–	998,780
Other	(35,192)	1	–	–	(35,191)
Net cash provided by (used in) financing activities	92,865	462,444	(264,420)	–	290,889
Effect of exchange rate changes on cash	–	–	(198)	–	(198)
Increase (decrease) in cash and cash equivalents	32,780	5,988	(812)	–	37,956
Cash and cash equivalents at beginning of year	14,711	–	916	–	15,627
Cash and cash equivalents at end of year	$47,491	$5,988	$104	$–	$53,583

Year ended December 31, 2011:
Net cash provided by operating activities	$14,688	$1,482,853	$242,276	$–	$1,739,817
Investing activities:
Capital investments	(66,647)	(1,916,246)	(201,581)	–	(2,184,474)
Proceeds from sale of property and equipment	–	154,261	265	–	154,526
Transfers to restricted cash	(85,055)	–	–	–	(85,055)
Transfers from restricted cash	85,055	–	–	–	85,055
Other	16,263	(43,961)	32,856	–	5,158
Net cash used in investing activities	(50,384)	(1,805,946)	(168,460)	–	(2,024,790)
Financing activities:
Intercompany activities	(242,277)	315,462	(73,185)	–	–
Payments on current portion of long-term debt	(1,200)	–	–	–	(1,200)
Payments on revolving long-term debt	(3,445,900)	–	–	–	(3,445,900)
Borrowings under revolving long-term debt	3,696,200	–	–	–	3,696,200
Other	35,203	–	–	–	35,203
Net cash provided by financing activities	42,026	315,462	(73,185)	–	284,303
Effect of exchange rate changes on cash	–	–	242	–	242
Increase (decrease) in cash and cash equivalents	6,330	(7,631)	873	–	(428)
Cash and cash equivalents at beginning of year	8,381	7,631	43	–	16,055
Cash and cash equivalents at end of period	$14,711	$–	$916	$–	$15,627

Year ended December 31, 2010:
Net cash provided by operating activities	$25,865	$1,368,248	$248,472	$–	$1,642,585
Investing activities:
Capital investments	(46,062)	(1,718,847)	(308,265)	–	(2,073,174)
Proceeds from sale of property and equipment	–	348,274	1,953	–	350,227
Transfers to restricted cash	(356,035)	–	–	–	(356,035)
Transfers from restricted cash	356,035	–	–	–	356,035
Other	11,864	(22,719)	8,171	–	(2,684)
Net cash used in investing activities	(34,198)	(1,393,292)	(298,141)	–	(1,725,631)
Financing activities:
Intercompany activities	(76,904)	26,899	50,005	–	–
Payments on current portion of long-term debt	(1,200)	–	–	–	(1,200)
Payments on revolving long-term debt	(2,958,100)	–	–	–	(2,958,100)
Borrowings under revolving long-term debt	3,054,800	–	–	–	3,054,800
Other	(9,260)	–	–	–	(9,260)
Net cash provided by financing activities	9,336	26,899	50,005	–	86,240
Effect of exchange rate changes on cash	–	–	(323)	–	(323)
Increase in cash and cash equivalents	1,003	1,855	13	–	2,871
Cash and cash equivalents at beginning of year	7,378	5,776	30	–	13,184
Cash and cash equivalents at end of period	$8,381	$7,631	$43	$–	$16,055

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the Exchange Act) as of December 31, 2012.  Our disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, accumulate and communicate information to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and submission within the time periods specified in the SEC’s rules and forms. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those determined to be effective can provide only a level of reasonable assurance with respect to financial statement preparation and presentation.

Based on the ineffectiveness of the design of controls solely related to the review of the tax benefit associated with capitalized intangible drilling costs within the ceiling calculation of the full cost ceiling test, resulting in an overstatement of our full cost ceiling test impairment of natural gas and oil properties, our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2012 because of the material weakness in internal control over financial reporting described in Management’s Report on Internal Control over Financial Reporting.

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

Changes in Internal Control Over Financial Reporting

We have begun the implementation of the remedial measures described above.  As a result, these changes in our internal control over financial reporting during the three months ended December 31, 2012 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting is included on page 67 of this Form 10-K.

PricewaterhouseCoopers LLP’s report on Southwestern Energy’s internal control over financial reporting is included in its Report of Independent Registered Public Accounting Firm on page 68 of this Form 10-K.

ITEM 9B. OTHER INFORMATION

On February 19, 2013, the Board of Directors of the Company approved the amendment of Section 3.1(c) of the Company’s Amended and Restated Bylaws (the “Bylaws”) to reduce the number of years of service necessary for a retired director to be appointed to the position of director emeritus without a unanimous vote of the Board of Directors of the Company from 20 years to 10 years. The Bylaws as amended and restated (the “Amended and Restated Bylaws”) are filed as Exhibit 3.2 to this Annual Report on Form 10-K and incorporated herein by reference.  The foregoing description of the Amended and Restated Bylaws does not purport to be complete and is qualified in its entirety by reference to the Amended and Restated Bylaws.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS OF THE REGISTRANT4
Name	Officer Position	Age	Years Served as Officer
Steven L. Mueller	President and Chief Executive Officer	59	4
William J. Way	Executive Vice President & Chief Operating Officer	53	1
Mark K. Boling	President - V+ Development Solutions, General Counsel & Secretary	55	11
R. Craig Owen	Senior Vice President and Chief Financial Officer	43	4
Jeffrey B. Sherrick	Senior Vice President – Corporate Development	58	4

Mr. Mueller was appointed Chief Executive Officer in May 2009 and was subsequently elected to the Board of Directors in July 2009. Mr. Mueller joined us as President and Chief Operating Officer in June 2008.  He joined us from CDX Gas, LLC, where he was employed as Executive Vice President from September 2007 to May 2008. In December 2008, CDX Gas, LLC voluntarily filed for bankruptcy.  In 2009, CDX emerged from bankruptcy and resumed operations as Vitruvian Exploration LLC.  From 2001 until 2007, Mr. Mueller served first as the Senior Vice President and General Manager Onshore and later as the Executive Vice President and Chief Operating Officer of The Houston Exploration Company. A graduate of the Colorado School of Mines, Mr. Mueller has over 30 years of experience in the oil and natural gas industry and has served in multiple operational and managerial roles at Tenneco Oil Company, Fina Oil Company, American Exploration Company, Belco Oil & Gas Company and The Houston Exploration Company.  Mr. Mueller is the president of Southwestern Energy’s subsidiaries, Southwestern Field Services, LLC, DeSoto Sand, LLC, SWN International, LLC, Southwestern NGV Services, LLC and A.W. Realty Company.  Mr. Mueller is also a director of Southwestern Energy’s subsidiaries, SWN Resources Canada, Inc., Certified Title Company and A.W. Realty Company.

Mr. Way joined the Company in 2011 as Executive Vice President and Chief Operating Officer of Southwestern Energy.  He is also Executive Vice President of Southwestern Energy’s subsidiaries, Southwestern Energy Production Company, SEECO, Inc., DeSoto Drilling, Inc., Southwestern Field Services, LLC, DeSoto Sand, LLC, SWN International, LLC, Southwestern NGV Services, LLC and A.W. Realty Company. Mr. Way is also a director of Southwestern Energy’s subsidiaries, SEECO, Inc., Southwestern Energy Production Company, DeSoto Drilling, Inc., Southwestern Midstream Services Company and Southwestern Energy Services Company.  Prior to joining the Company, he was Senior Vice President, Americas of BG Group plc with responsibility for E&P, Midstream and LNG operations in the United States, Trinidad and Tobago, Chile, Bolivia, Canada and Argentina.  He is a graduate of Texas A&M University with a degree in Industrial Engineering and has an MBA from The Massachusetts Institute of Technology.

Mr. Boling was appointed to his present position in December 2012.  He joined us as Senior Vice President, General Counsel and Secretary in January 2002.  He is also the secretary of all of Southwestern Energy’s subsidiaries and a director of Southwestern Energy’s subsidiaries, SEECO, Inc., Southwestern Energy Production Company, DeSoto Drilling Inc., Southwestern Midstream Services Company, Southwestern Energy Services Company, A.W. Realty Company, Certified Title Company and SWN Resources Canada, Inc.  Prior to joining the company, Mr. Boling had a private law practice in Houston specializing in the natural gas and oil industry from 1993 to 2002.  Previously, Mr. Boling was a partner with Fulbright and Jaworski L.L.P. where he was employed from 1982 to 1993.

Mr. Owen was appointed to his present position in October 2012.  He joined the Company as Controller in July 2008 and was promoted to Senior Vice President in May 2012. Immediately prior to joining the Company, he was Controller, Operations Accounting of Anadarko Petroleum Corporation, where he had held various managerial positions since 2001.

Prior to Anadarko Petroleum, Mr. Owen was a business assurance manager at PricewaterhouseCoopers LLP in Houston, Texas, serving clients in the energy, insurance, banking and investment industries, and held various financial reporting roles with ARCO Pipe Line Company and Hilcorp Energy Company. Mr. Owen holds a bachelor of business administration degree in accounting from Texas A&M University and is a Certified Public Accountant.

Mr. Sherrick joined the Company on October 15, 2008 as Senior Vice President, U.S. Exploitation of Southwestern Energy’s subsidiaries,  SEECO, Inc. and Southwestern Energy Production Company. From 2005 to 2007, Mr. Sherrick served as the Senior Vice President, Corporate Development of The Houston Exploration Company.  In 2004, he served as the Senior Vice President, Production and Nonregulated Services of El Paso Production Company.  From 1999 through 2002, he served as the Chairman, CEO and President of Enron Global Exploration and Production Inc., and prior to that he served in multiple operational and managerial roles at Enron Oil & Gas Company, and Tenneco Oil Company. Mr. Sherrick is a graduate of Marietta College with a Bachelor of Science degree in Petroleum Engineering.

All executive officers are elected at the Annual Meeting of the Board of Directors for one-year terms or until their successors are duly elected.  There are no arrangements between any officer and any other person pursuant to which he was selected as an officer.  There is no family relationship between any of our executive officers or between any of them and our directors.

The definitive Proxy Statement to holders of our common stock in connection with the solicitation of proxies to be used in voting at the Annual Meeting of Stockholders to be held on or about May 21, 2013 (“2011 Proxy Statement”), is hereby incorporated by reference for the purpose of providing information about our directors, and for discussion of our audit committee and our audit committee financial expert. We refer you to the sections “Proposal No. 1: Election of Directors” and “Share Ownership of Management, Directors and Nominees” in the 2013 Proxy Statement for information concerning our directors. We refer you to the section “Corporate Governance – Committees of the Board of Directors” in the 2013 Proxy Statement for discussion of our audit committee and our audit committee financial expert.  Information concerning our executive officers is presented in Part I of this Form 10-K. We refer you to the section “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2013 Proxy Statement for information relating to compliance with Section 16(a) of the Exchange Act.

Southwestern Energy has adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer.  The full text of such code of ethics has been posted on our website at www.swn.com, and is available free of charge in print to any stockholder who requests it.   Requests for copies should be addressed to the Secretary at 2350 N. Sam Houston Parkway East, Suite 125, Houston TX, 77032.

ITEM 11. EXECUTIVE COMPENSATION

The 2013 Proxy Statement is hereby incorporated by reference for the purpose of providing information about executive compensation, compensation committee interlocks and insider participation as well as the Compensation Committee Report. We refer you to the sections “Compensation Discussion & Analysis,” “Executive Compensation,” “Outside Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2013 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The 2013 Proxy Statement is hereby incorporated by reference for the purpose of providing information about securities authorized for issuance under our equity compensation plans and security ownership of certain beneficial owners and our management. For information about our equity compensation plans, refer to “Equity Compensation Plans” in our 2013 Proxy Statement. Refer to the sections “Security Ownership of Certain Beneficial Owners” and “Share Ownership of Management, Directors and Nominees” in our 2013 Proxy Statement for information about security ownership of certain beneficial owners and our management and directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The 2013 Proxy Statement is hereby incorporated by reference for the purpose of providing information about certain relationships, related transactions and board independence. Refer to the sections “Transactions with Related Persons,” “Share Ownership of Management, Directors and Nominees,” and “Compensation Discussion and Analysis” for information about transactions with our executive officers, directors or management and to “Corporate Governance – Director Independence” and “ – Committees of the Board of Directors” for information about director independence.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The 2013 Proxy Statement is hereby incorporated by reference for the purpose of providing information about fees paid to the principal accountant and the audit committee’s pre-approval policies and procedures. We refer you to the section “Relationship with Independent Registered Public Accounting Firm” in the 2013 Proxy Statement and to Exhibit A thereto for information concerning fees paid to our principal accountant and the audit committee’s pre-approval policies and procedures and other required information.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)             The consolidated financial statements of Southwestern Energy and its subsidiaries and the report of independent registered public accounting firm are included in Item 8 of this Form 10-K.

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

SOUTHWESTERN ENERGY COMPANY

Dated: February 20, 2013BY:/s/ R. CRAIG OWEN

R. Craig Owen

Senior Vice President

and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 20, 2013.

. CRAIG OWEN

/s/ HAROLD M. KORELL	Director, Chairman of the Board
Harold M. Korell

/s/ STEVEN L. MUELLER	Director, President and Chief Executive Officer
Steven L. Mueller

/s/ R. CRAIG OWEN	Senior Vice President and Chief Financial Officer
R. Craig Owen

/s/ JOSH C. ANDERS	Vice President, Controller and Chief Accounting Officer
Josh C. Anders

/s/ LEWIS E. EPLEY, JR	Director
Lewis E. Epley, Jr

/s/ JOHN D. GASS	Director
John D. Gass

/s/ ROBERT L. HOWARD	Director
Robert L. Howard

/s/ CATHERINE A. KEHR	Director
Catherine A. Kehr

/s/ GREG D. KERLEY	Director
Greg D. Kerley

/s/ VELLO A. KUUSKRAA	Director
Vello A. Kuuskraa

/s/ KENNETH R. MOURTON	Director
Kenneth R. Mourton

/s/ ELLIOTT PEW	Director
Elliott Pew

/s/ CHARLES E. SCHARLAU	Director
Charles E. Scharlau

/s/ ALAN H. STEVENS	Director
Alan H. Stevens

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Southwestern Energy Company. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed May 24, 2010)
3.2*	Amended and Restated Bylaws of Southwestern Energy Company, as amended on February 19, 2013.
4.1	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K/A filed August 3, 2006)
4.2

Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, dated April 9, 2009. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 9, 2009)

4.3

Indenture, dated as of December 1, 1995 between Southwestern Energy Company and The First National Bank of Chicago, as trustee. (Incorporated by reference to Exhibit 4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-3 (File No. 33-63895) filed on November 17, 1995)

4.4

First Supplemental Indenture between Southwestern Energy Company and J.P. Morgan Trust Company, N.A. (as successor to the First National Bank of Chicago) dated June 30, 2006. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K/A filed August 3, 2006)

4.5

Second Supplemental Indenture by and among Southwestern Energy Company, SEECO, Inc., Southwestern Energy Production Company, Southwestern Energy Services Company and The Bank of New York Trust Company, N.A., as trustee (as successor to J.P. Morgan Trust Company, N.A.), dated as of May 2, 2008. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K/A filed on May 8, 2008)

4.6

Indenture dated June 1, 1998 by and among NOARK Pipeline Finance, L.L.C. and The Bank of New York. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed May 4, 2006)

4.7

First Supplemental Indenture dated May 2, 2006 by and among Southwestern Energy Company, NOARK Pipeline Finance, L.L.C., and UMB Bank, N.A., as trustee (as successor to the Bank of New York). (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed May 4, 2006)

4.8

Second Supplemental Indenture between Southwestern Energy Company and UMB Bank, N.A., as trustee, dated June 30, 2006. (Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K/A filed August 3, 2006)

4.9

Third Supplemental Indenture by and among Southwestern Energy Company, SEECO, Inc., Southwestern Energy Production Company, Southwestern Energy Services Company and UMB Bank, N.A., as trustee, dated as of May 2, 2008. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K/A filed on May 8, 2008)

4.10

Guaranty dated June 1, 1998 by Southwestern Energy Company in favor of The Bank of New York, as trustee, under the Indenture dated as of June 1, 1998 between NOARK Pipeline Finance L.L.C. and such trustee. (Incorporated by reference to Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K (Commission File No. 1-08246) for the year ended December 31, 2005)

4.11

Indenture dated January 16, 2008 among Southwestern Energy Company, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 16, 2008)

4.12

Indenture by and among Southwestern Energy Company, SEECO, Inc., Southwestern Energy Production Company, Southwestern Energy Services Company and The Bank of New York Trust Company, N.A., as trustee, dated as of March 5, 2012. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed March 6, 2012)

4.13

Policy on Confidential Voting of Southwestern Energy Company. (Incorporated by reference to the Appendix of the Registrant’s Definitive Proxy Statement (Commission File No. 1-08246) for the 2006 Annual Meeting of Stockholders)

4.14

Third Amended and Restated Credit Agreement dated February 14, 2011 among Southwestern Energy Company, JPMorgan Chase Bank, NA, Bank of America, N.A., Wells Fargo N.A., The Royal Bank of Scotland PLC, Citigroup, N.A. and the other lenders named therein, JPMorgan Chase Bank, NA, as administrative agent. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 18, 2011)

10.1

Form of Second Amended and Restated Indemnity Agreement between Southwestern Energy Company and each Executive Officer and Director of the Registrant. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed August 3, 2006)

10.2

Form of Executive Severance Agreement between Southwestern Energy Company and each of the Executive Officers of Southwestern Energy Company, effective February 17, 1999. (Incorporated by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K (Commission File No. 1-08246) for the year ended December 31, 1998)

10.3

Form of Amendment to Executive Severance Agreement between Southwestern Energy Company and each of the Executive Officers of Southwestern Energy Company prior to 2011. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K (Commission File No. 1-08246) for the year ended December 31, 2008)

10.4

Form of Executive Severance Agreement between Southwestern Energy Company and Executive Officers Post 2011.  (Incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K (Commission File No.1-08426) for the year ended December 31, 2012)

10.5

Southwestern Energy Company Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.2(b) to the Registrant’s Annual Report on Form 10-K (Commission File No. 1-08246) for the year ended December 31, 1998)

10.6

Amendment to Southwestern Energy Company Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K (Commission File No. 1-08246) for the year ended December 31, 2008)

10.7

Second Amendment to Southwestern Energy Company Incentive Compensation Plan (Incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K (Commission File No. 1-08246) for the year ended December 31, 2009)

10.8	Southwestern Energy Company Supplemental Retirement Plan as amended. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 19, 2008)
10.9	Southwestern Energy Company Non-Qualified Retirement Plan as amended. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 19, 2008)
10.10

Amendment One to the Southwestern Energy Company Non-Qualified Retirement Plan (Incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K (Commission File No. 1-08246) for the year ended December 31, 2009)

10.11

Southwestern Energy Company 2000 Stock Incentive Plan dated February 18, 2000. (Incorporated by reference to the Appendix of the Registrant’s Definitive Proxy Statement (Commission File No. 1-08246) for the 2000 Annual Meeting of Stockholders)

10.12

Southwestern Energy Company 2002 Employee Stock Incentive Plan, effective October 23, 2002.  (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 13, 2005)

10.13

Southwestern Energy Company 2002 Performance Unit Plan, as amended, effective December 8, 2011. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K (Commission File No. 1-08246) for the year ended December 31, 2012)

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
10.18

Form of Restricted Stock Agreement for awards granted on or after December 8, 2005. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on December 13, 2005)

10.19

Form of Non-Qualified Stock Option Agreement for awards granted on or after December 8, 2005 and through December 8, 2011 (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on December 13, 2005)

10.20

Form of Non-Qualified Stock Option Agreement for awards granted on or after December 8, 2011.  (Incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K (Commission File No. 1-08426) for the year ended December 31, 2012)

10.21

Master Lease Agreement by and between Southwestern Energy Company and SunTrust Leasing Corporation dated December 29, 2006. (Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K (Commission File No. 1-08246) for the year ended December 31, 2006)

10.22

Guaranty by and between Southwestern Energy Company and Texas Gas Transmission, LLC, dated as of October 27, 2008. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 1-08246) for the period ended September 30, 2008)

10.23

Guaranty by and between Southwestern Energy Company and Fayetteville Express Pipeline, LLC dated September 30, 2008 (Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K (Commission File No. 1-08246) for the year ended December 31, 2008)

10.24

Retirement Letter Agreement dated February 24, 2012 between Southwestern Energy Company and Gene A. Hammons.  (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 27, 2012)

10.25

Retirement Agreement dated August 11, 2009 between Southwestern Energy Company and Harold M. Korell. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 14, 2009)

21.1*	List of Subsidiaries.
23.1*	Consent of PricewaterhouseCoopers LLP.
23.2*	Consent of Netherland, Sewell & Associates, Inc.
31.1*	Certification of CEO filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of CFO filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of CEO and CFO furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95.1*	Mine Safety Disclosure.
99.1*	Reserve Audit Report of Netherland, Sewell & Associates, Inc., dated January 17, 2013.
101.INS*	Interactive Data File Instance Document
101.SCH*	Interactive Data File Schema Document
101.CAL*	Interactive Data File Calculation Linkbase Document
101.LAB*	Interactive Data File Label Linkbase Document
101.PRE*	Interactive Data File Presentation Linkbase Document
101.DEF*	Interactive Data File Definition Linkbase Document

____________
*Filed herewith