Form 10-Q
period 2013-06-30
SOUTHWESTERN ENERGY CO
filed 2013-08-01
CIK 7332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2013

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Class		Outstanding as of July 30, 2013
Common Stock, Par Value $0.01		351,512,483

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands, except share/per share amounts)
Operating Revenues:
Gas sales	$614,178	$435,392	$1,118,674	$897,526
Gas marketing	200,979	126,688	380,820	274,739
Oil sales	2,684	1,680	8,034	4,208
Gas gathering	44,200	42,316	88,162	84,438
	862,041	606,076	1,595,690	1,260,911
Operating Costs and Expenses:
Gas purchases – midstream services	200,110	127,614	380,066	274,290
Operating expenses	82,155	56,614	146,379	117,572
General and administrative expenses	47,570	44,932	84,785	93,758
Depreciation, depletion and amortization	186,867	207,830	366,334	401,457
Impairment of natural gas and oil properties	–	800,652	–	800,652
Taxes, other than income taxes	20,022	14,480	40,849	34,902
	536,724	1,252,122	1,018,413	1,722,631
Operating Income (Loss)	325,317	(646,046)	577,277	(461,720)
Interest Expense:
Interest on debt	25,049	23,956	49,146	43,691
Other interest charges	1,044	1,047	2,154	2,038
Interest capitalized	(16,815)	(16,642)	(33,001)	(30,030)
	9,278	8,361	18,299	15,699

Other Gain (Loss), Net	354	2,577	(179)	2,377
Gain (Loss) on Derivatives	93,449	(6,348)	63,655	(4,714)

Income (Loss) Before Income Taxes	409,842	(658,178)	622,454	(479,756)
Provision for Income Taxes:
Current	16,334	100	16,470	268
Deferred	147,877	(253,146)	232,838	(182,596)
	164,211	(253,046)	249,308	(182,328)
Net Income (Loss)	$245,631	$(405,132)	$373,146	$(297,428)

Earnings (Loss) Per Share:
Basic	$0.70	$(1.16)	$1.07	$(0.85)
Diluted	$0.70	$(1.16)	$1.06	$(0.85)

Weighted Average Common Shares Outstanding:
Basic	350,448,806	348,162,723	350,241,768	348,081,399
Diluted	351,082,807	348,162,723	350,911,892	348,081,399

See the accompanying notes which are an integral part of these unaudited condensed consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)

Net income (loss)	$245,631	$(405,132)	$373,146	$(297,428)

Change in derivatives:
Settlements (1)	(27,801)	(117,944)	(74,974)	(215,886)
Ineffectiveness (2)	1,219	1,620	438	(1,537)
Change in fair value of derivative instruments (3)	67,572	(36,481)	22,091	130,453
Total change in derivatives	40,990	(152,805)	(52,445)	(86,970)

Change in value of pension and other postretirement liabilities:
Amortization of prior service cost included in net periodic pension cost (4)	267	254	534	508

Change in currency translation adjustment	(1,418)	(516)	(2,447)	(35)

Comprehensive income (loss)	$285,470	$(558,199)	$318,788	$(383,925)

(1)	Net of ($18.5), ($76.7), ($50.0) and ($140.4) million in taxes for the three months ended June 30, 2013 and 2012, and six months ended June 30, 2013 and 2012, respectively.

(2)	Net of $0.8, $1.1, $0.3 and ($1.0) million in taxes for the three months ended June 30, 2013 and 2012, and six months ended June 30, 2013 and 2012, respectively.

(3)	Net of $45.0, ($23.7), $14.7, and $84.8 million in taxes for the three months ended June 30, 2013 and 2012, and six months ended June 30, 2013 and 2012, respectively.

(4)	Net of $0.2, $0.1, $0.4, and $0.3 million in taxes for the three months ended June 30, 2013 and 2012, and six months ended June 30, 2013 and 2012, respectively.

See the accompanying notes which are an integral part of these unaudited condensed consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2013	2012
ASSETS	(in thousands)
Current assets:
Cash and cash equivalents	$25,685	$53,583
Restricted cash	–	8,542
Accounts receivable	445,936	377,638
Inventories	38,100	28,141
Hedging asset	246,455	282,693
Other	36,657	58,315
Total current assets	792,833	808,912
Natural gas and oil properties, using the full cost method, including $1,149.8 million in 2013 and $1,023.9 million in 2012 excluded from amortization	12,402,850	11,283,114
Gathering systems	1,242,468	1,148,261
Other	623,071	597,064
Less: Accumulated depreciation, depletion and amortization	(7,574,133)	(7,191,463)
Total property and equipment, net	6,694,256	5,836,976
Other assets	148,102	91,639
TOTAL ASSETS	$7,635,191	$6,737,527

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$574,713	$459,569
Taxes payable	80,570	62,980
Interest payable	33,358	34,431
Advances from partners	–	68,919
Current deferred income taxes	95,970	106,123
Other current liabilities	62,444	35,749
Total current liabilities	847,055	767,771
Long-term debt	1,897,734	1,668,273
Deferred income taxes	1,260,546	1,049,138
Pension and other postretirement liabilities	34,369	33,174
Other long-term liabilities	221,892	183,299
Total long-term liabilities	3,414,541	2,933,884
Commitments and contingencies (Note 11)
Equity:
Common stock, $0.01 par value; authorized 1,250,000,000 shares; issued 351,529,457 shares in 2013 and 351,100,391 in 2012	3,515	3,511
Additional paid-in capital	952,838	934,939
Retained earnings	2,322,296	1,949,150
Accumulated other comprehensive income	95,446	149,804
Common stock in treasury, 14,442 shares in 2013 and 64,715 in 2012	(500)	(1,532)
Total equity	3,373,595	3,035,872
TOTAL LIABILITIES AND EQUITY	$7,635,191	$6,737,527

See the accompanying notes which are an integral part of these unaudited condensed consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended
	June 30,
	2013	2012
	(in thousands)
Cash Flows From Operating Activities
Net income (loss)	$373,146	$(297,428)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	368,305	403,250
Impairment of natural gas and oil properties	–	800,652
Deferred income taxes	232,838	(182,596)
Unrealized gain on derivatives	(62,560)	(2,031)
Stock-based compensation	5,962	5,549
Other	1,198	(2,049)
Change in assets and liabilities:
Accounts receivable	(68,309)	69,166
Inventories	(6,222)	8,088
Accounts payable	48,193	(1,349)
Taxes payable	17,590	20,762
Interest payable	(383)	4,762
Advances from partners	(68,919)	31,995
Other assets and liabilities	36,713	(21,381)
Net cash provided by operating activities	877,552	837,390

Cash Flows From Investing Activities
Capital investments	(1,175,634)	(1,140,661)
Proceeds from sale of property and equipment	–	174,337
Transfers to restricted cash	–	(167,750)
Transfers from restricted cash	8,542	23,366
Other	5,628	8,895
Net cash used in investing activities	(1,161,464)	(1,101,813)

Cash Flows From Financing Activities
Payments on current portion of long-term debt	(600)	(600)
Payments on revolving long-term debt	(1,233,150)	(1,273,700)
Borrowings under revolving long-term debt	1,463,150	602,200
Change in bank drafts outstanding	21,214	(30,730)
Proceeds from issuance of long-term debt	–	998,780
Debt issuance costs	–	(8,338)
Proceeds from exercise of common stock options	5,283	2,698
Net cash provided by financing activities	255,897	290,310

Effect of exchange rate changes on cash	117	(15)
Increase (decrease) in cash and cash equivalents	(27,898)	25,872
Cash and cash equivalents at beginning of year	53,583	15,627
Cash and cash equivalents at end of period	$25,685	$41,499

See the accompanying notes which are an integral part of

these unaudited condensed consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

					Accumulated
	Common Stock		Additional		Other	Common
	Shares		Paid-In	Retained	Comprehensive	Stock in
	Issued	Amount	Capital	Earnings	Income (Loss)	Treasury	Total
	(in thousands)

Balance at December 31, 2012	351,100	$3,511	$934,939	$1,949,150	$149,804	$(1,532)	$3,035,872
Comprehensive income (loss):
Net income	–	–	–	373,146	–	–	373,146
Other comprehensive loss	–	–	–	–	(54,358)	–	(54,358)
Total comprehensive income	–	–	–	–	–	–	318,788

Stock-based compensation	–	–	11,696	–	–	–	11,696
Exercise of stock options	467	4	5,279	–	–	–	5,283
Issuance of restricted stock	4	–	–	–	–	–	–
Cancellation of restricted stock	(42)	–	–	–	–	–	–
Treasury stock – non-qualified plan	–	–	924	–	–	1,032	1,956

Balance at June 30, 2013	351,529	$3,515	$952,838	$2,322,296	$95,446	$(500)	$3,373,595

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

(2) ACQUISITIONS AND DIVESTITURES

In April 2013, the Company entered into a definitive purchase agreement to acquire natural gas properties located in Pennsylvania prospective for the Marcellus Shale for approximately $93.0 million, subject to closing conditions.  The Company utilized its revolving credit facility to finance the acquisition.  The Company closed on the acquisition during the second quarter of 2013 and accounted for it as an asset acquisition.

In May 2012, the Company sold certain oil and natural gas leases, wells and gathering equipment in East Texas for approximately $166.0 million.  The assets included in the sale represented all of the Company’s interests and related assets in the Overton Field in Smith County. The net production from the sold assets was approximately 24.0 MMcfe per day as of the closing date and our net proved reserves were approximately 143.0 Bcfe at December 31, 2011.

(3) PREPAID EXPENSES

The components of prepaid expenses included in other current assets as of June 30, 2013 and December 31, 2012 consisted of the following:

	June 30,	December 31,
	2013	2012
	(in thousands)

Prepaid drilling costs	$18,107	$30,101
Prepaid insurance	2,825	9,507
Total	$20,932	$39,608

(4) INVENTORY

Inventory recorded in current assets includes $3.7 million at June  30, 2013 and $5.6 million at December 31, 2012 for natural gas in underground storage owned by the Company’s E&P segment, and $34.4 million at June  30, 2013 and $22.5 million at December 31, 2012 for tubular and other equipment used in the E&P segment.

Other assets include $15.9 million at June  30, 2013 and $13.8 million at December 31, 2012, respectively, for inventory held by the Midstream Services segment consisting primarily of pipe that will be used to construct gathering systems for the Fayetteville Shale play.

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

Using the average quoted price from the first day of each month from the previous 12 months for Henry Hub natural gas of $3.44 per MMBtu and $88.13 per barrel for West Texas Intermediate oil, adjusted for market differentials, the Company’s net book value of its United States natural gas and oil properties did not exceed the ceiling amount and did not result in a ceiling test impairment at June  30, 2013. Cash flow hedges of natural gas production in place increased the ceiling value by $150.8 million, net of tax, at June  30, 2013.    Decreases in average quoted prices from June 30, 2013 levels as well as changes in production rates, levels of reserves, capitalized costs, the evaluation of costs excluded from amortization, future development costs, service costs and taxes could result in future ceiling test impairments.

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

All of the Company’s costs directly associated with the acquisition and evaluation of properties in Canada relating to its exploration program at June  30, 2013 were unproved and did not exceed the ceiling amount.  If the exploration program in Canada is unsuccessful on all or a portion of these properties, a ceiling test impairment may result in the future.

(6) EARNINGS PER SHARE

The following table presents the computation of earnings per share for the three- and six-month periods ended June  30, 2013 and 2012:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2013	2012	2013	2012

Net income (loss) (in thousands)	$245,631	$(405,132)	$373,146	$(297,428)

Number of common shares:
Weighted average outstanding	350,448,806	348,162,723	350,241,768	348,081,399
Issued upon assumed exercise of outstanding stock options	386,999	–	481,528	–
Effect of issuance of nonvested restricted common stock	247,002	–	188,596	–
Weighted average and potential dilutive outstanding(1)	351,082,807	348,162,723	350,911,892	348,081,399

Earnings (loss) per share:
Basic	$0.70	$(1.16)	$1.07	$(0.85)

Diluted	$0.70	$(1.16)	$1.06	$(0.85)

 (1) Options for 1,599,246 shares and 29,251 shares of restricted stock were excluded from the calculation for the three months ended June 30, 2013 because they would have had an antidilutive effect.  Due to the net loss for the three months ended June 30, 2012, options for 1,723,316 shares and 156,047 shares of restricted stock were antidilutive and excluded from the calculation.  Options for 2,079,849 shares and 246,347 shares of restricted stock were excluded from the calculation for the six months ended June 30, 2013 because they would have had an antidilutive effect.  Due to the net loss for the six months ended June 30, 2012, options for 1,783,073 shares and 121,078 shares of restricted stock were antidilutive and excluded from the calculation.

(7) DERIVATIVES AND RISK MANAGEMENT

The Company is exposed to volatility in market prices and basis differentials for natural gas and crude oil which impacts the predictability of its cash flows related to the sale of natural gas and oil, and is exposed to volatility in interest rate risks. These risks are managed by the Company’s use of certain derivative financial instruments.  At June  30, 2013 and December 31, 2012, the Company’s derivative financial instruments consisted of price swaps, basis swaps, fixed price call options, and interest rate swaps. A description of the Company’s derivative financial instruments is provided below:

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

Interest rate swaps

Interest-rate swaps are used to fix or float interest rates on existing or anticipated indebtedness. The purpose of these instruments is to manage the Company’s existing or anticipated exposure to unfavorable interest-rate changes.

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

The balance sheet classification of the assets related to derivative financial instruments are summarized below at June  30, 2013 and December 31, 2012:

	Derivative Assets
	June 30, 2013		December 31, 2012
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value

	(in thousands)
Derivatives designated as hedging instruments:
Fixed price swaps	Hedging asset	$189,541	Hedging asset	$279,443
Fixed price swaps	Other assets	12,214	Other assets	8,550
Total derivatives designated as hedging instruments		$201,755		$287,993

Derivatives not designated as hedging instruments:
Basis swaps	Hedging asset	$8,402	Hedging asset	$3,250
Fixed price swaps	Hedging asset	48,512	Hedging asset	–
Basis swaps	Other assets	2,565	Other assets	901
Fixed price swaps	Other assets	39,276	Other assets	–
Interest rate swaps	Other assets	6,218	Other assets	–
Total derivatives not designated as hedging instruments		$104,973		$4,151

Total derivative assets		$306,728		$292,144

	Derivative Liabilities
	June 30, 2013		December 31, 2012
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value

	(in thousands)
Derivatives not designated as hedging instruments:
Basis swaps	Other current liabilities	$69	Other current liabilities	$138
Fixed price call options	Other long-term liabilities	38,856	Other long-term liabilities	4,128
Interest rate swaps	Other current liabilities	308	Other current liabilities	–
Interest rate swaps	Other long-term liabilities	3,294	Other long-term liabilities	–
Total derivatives not designated as hedging instruments		$42,527		$4,266

Total derivative liabilities		$42,527		$4,266

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

As of June  30, 2013, the Company had cash flow hedges on the following volumes of natural gas production (in Bcf):

Year	Fixed price swaps
2013	168.8
2014	51.1

As of June  30, 2013, the Company recorded a net gain in accumulated other comprehensive income related to its hedging activities of $119.7 million. This amount is net of a deferred income tax liability recorded as of June  30, 2013 of $79.8 million. The amount recorded in accumulated other comprehensive income will be relieved over time and recognized in the statement of operations as the physical transactions being hedged occur. Assuming the market prices of natural gas futures as of June  30, 2013 remain unchanged, the Company would expect to transfer an aggregate after-tax net gain of $112.5 million from accumulated other comprehensive income to earnings during the next 12 months. Gains or losses from derivative instruments designated as cash flow hedges are reflected as adjustments to gas sales in the unaudited condensed consolidated statements of operations. Volatility in earnings and other comprehensive income may occur in the future as a result of the Company’s derivative activities.

The following tables summarize the before tax effect of all cash flow hedges on the unaudited condensed consolidated financial statements for the three- and six-month periods ended June  30, 2013 and 2012:

		Gain (Loss) Recognized in Other Comprehensive Income
		(Effective Portion)
		For the three months ended		For the six months ended
		June 30,		June 30,
Derivative Instrument		2013	2012	2013	2012
		(in thousands)
Fixed price swaps		$112,621	$(47,829)	$38,719	$171,128
Costless-collars		$–	$(12,370)	$–	$44,141

	Classification of Gain	Gain Reclassified from Accumulated Other
	Reclassified from	Comprehensive Income into Earnings
	Accumulated Other	(Effective Portion)
	Comprehensive Income	For the three months ended		For the six months ended
	into Earnings	June 30,		June 30,
Derivative Instrument	(Effective Portion)	2013	2012	2013	2012
		(in thousands)
Fixed price swaps	Gas Sales	$46,335	$128,894	$124,956	$235,205
Costless-collars	Gas Sales	$–	$65,732	$–	$121,042

		Gain (Loss) Recognized in Earnings
		(Ineffective Portion)
	Classification of Gain (Loss)	For the three months ended		For the six months ended
	Recognized in Earnings	June 30,		June 30,
Derivative Instrument	(Ineffective Portion)	2013	2012	2013	2012
		(in thousands)
Fixed price swaps	Gas Sales	$(2,032)	$(2,303)	$(731)	$1,996
Costless-collars	Gas Sales	$–	$(371)	$–	$540

Fair Value Hedges

For fair value hedges, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item are recognized in earnings immediately.  For the three- and six-months ended June 30, 2012, the impact on earnings was not material and as of June 30, 2013 and December 31, 2012, the Company had no fair value hedges.

Other Derivative Contracts

Although the Company’s basis swaps meet the objective of managing commodity price exposure, these trades are typically not entered into concurrent with the Company’s derivative instruments that qualify as cash flow hedges and therefore do not generally qualify for hedge accounting. Basis swap derivative instruments that do not qualify as cash flow hedges are recorded on the balance sheet at their fair values under hedging assets, other assets and other current liabilities, as applicable, and all realized and unrealized gains and losses related to these contracts are recognized immediately in the unaudited condensed consolidated statements of operations as a component of gain (loss) on derivatives.

As of June  30, 2013, the Company had basis swaps on natural gas production that did not qualify for hedge accounting treatment of 14.1 Bcf and 15.2 Bcf in 2013 and 2014, respectively.

As of June  30, 2013, the Company had fixed price call options on 199.8 Bcf of 2015 natural gas production that did not qualify for hedge accounting treatment and 181.6 Bcf of 2014 natural gas production on fixed price swaps not designated for hedge accounting.

The Company is a party to an interest rate swap with counterparty banks. The interest rate swap was entered into in order to mitigate the Company’s exposure to volatility in interest rates related to its building lease. The interest rate swap has a notional amount of $170 million and expires on June 20, 2020. The Company did not designate the interest rate swap for hedge accounting.  Changes in the fair value of the interest rate swap are included in gain (loss) on derivatives in the unaudited condensed consolidated statements of operations.  The Company had no interest rate swaps in 2012.

The following table summarizes the before tax effect of basis swaps, fixed price call options that did not qualify for hedge accounting, fixed price swaps not designated for hedge accounting,  and interest rate swaps not designated for hedge accounting on the unaudited condensed consolidated statements of operations for the three- and six-month periods ended June  30, 2013 and 2012:

		Unrealized Gain (Loss)
		Recognized in Earnings
	Income Statement	For the three months ended		For the six months ended
	Classification	June 30,		June 30,
Derivative Instrument	of Unrealized Gain (Loss)	2013	2012	2013	2012
		(in thousands)
Basis swaps	Gain (Loss) on Derivatives	$9,835	$(218)	$6,885	$1,005
Fixed price call options	Gain (Loss) on Derivatives	$22,354	$–	$(34,728)	$–
Fixed price swaps	Gain (Loss) on Derivatives	$58,556	$–	$87,787	$–
Interest Rate Swaps	Gain (Loss) on Derivatives	$2,616	$–	$2,616	$–

		Realized Gain
		Recognized in Earnings
	Income Statement	For the three months ended		For the six months ended
	Classification	June 30,		June 30,
Derivative Instrument	of Realized Gain	2013	2012	2013	2012
		(in thousands)
Basis swaps	Gain (Loss) on Derivatives	$88	$131	$1,095	$1,149

As of June 30, 2013, the Company had fixed price swaps not designated for hedge accounting on the following volumes of natural gas production (in Bcf):

Year	Fixed price swaps not designated for hedge accounting
2014	181.6

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

The following tables detail the components of accumulated other comprehensive income and the related tax effects for the six-months ended June 30, 2013:

	For the six months ended
	June 30, 2013
	Gains and (Losses) on Cash Flow Hedges	Pension and Other Postretirement	Foreign Currency	Total
	(in thousands) (1)
Beginning balance, December 31, 2012	$172,166	$(22,311)	$(51)	$149,804

Other comprehensive income (loss) before reclassifications	22,091	–	(2,447)	19,644

Amounts reclassified from accumulated other comprehensive income (loss) (2)	(74,536)	534	–	(74,002)

Net current-period other comprehensive income (loss)	(52,445)	534	(2,447)	(54,358)

Ending balance, June 30, 2013	$119,721	$(21,777)	$(2,498)	$95,446
(1)	All amounts are net-of-tax.
(2)	See separate table below for details about these reclassifications.

The following table details the amounts reclassified from accumulated other comprehensive income into earnings for the six-months ended June 30, 2013:

Details about Accumulated Other Comprehensive Income	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations
Gains (losses) on cash flow hedges
Settlements	$124,956	Gas sales
Ineffectiveness	(731)	Gas sales
	124,225	Income before income taxes
	49,689	Provision for income taxes
	$74,536	Net income

Pension and other postretirement
Amortization of prior service cost included in net periodic pension cost (1)	$(890)	General and administrative expenses
	(890)	Loss before income taxes
	(356)	Provision for income taxes
	$(534)	Net loss

Total reclassifications for the period	$74,002	Net income

(1)	This accumulated other comprehensive income component is included in the computation of net periodic pension cost (see footnote 13 for additional details.)

(9) FAIR VALUE MEASUREMENTS

The carrying amounts and estimated fair values of the Company’s financial instruments as of June 30, 2013 and December 31, 2012 were as follows:

	June 30,		December 31,
	2013		2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)

Cash and cash equivalents	$25,685	$25,685	$53,583	$53,583
Restricted cash	$–	$–	$8,542	$8,542
Unsecured revolving credit facility	$230,000	$230,000	$–	$–
Senior notes	$1,668,934	$1,791,429	$1,669,473	$1,917,005
Derivative instruments	$264,201	$264,201	$287,878	$287,878

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, other current assets and current liabilities on the unaudited condensed consolidated balance sheets approximate fair value because of their short-term nature. For debt and derivative instruments, the following methods and assumptions were used to estimate fair value:

Debt: The fair values of the Company’s senior notes were based on the market for the Company’s publicly-traded debt as determined based on yield of the Company’s 7.5% Senior Notes due 2018, which was 3.1% at June  30, 2013 and 2.6% at December 31, 2012, and its 4.10% Senior Notes due 2022, which was 4.2% at June  30, 2013. The carrying value of the borrowings under the Company’s unsecured revolving credit facility at June  30, 2013, approximate fair value because the interest rate is variable and reflective of market rates.  The Company considers the fair value of its debt to be a Level 2 measurement on the fair value hierarchy.

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

Pursuant to GAAP, the Company has classified its derivatives into these levels depending upon the data utilized to determine their fair values. The Company’s Level 2 fair value measurements include fixed-price and floating-price swaps and are estimated using internal discounted cash flow calculations using the NYMEX futures index. The Company utilizes discounted cash flow models for valuing its interest rate derivatives. The net derivative values attributable to the Company's interest rate derivative contracts as of June 30, 2013 are based on (i) the contracted notional amounts, (ii) active market-quoted London Interbank Offered Rate ("LIBOR") yield curves and (iii) the applicable credit-adjusted risk-free rate yield curve. The Company's interest rate derivative asset and liability measurements represent Level 2 inputs in the hierarchy. The Company’s Level 3 fair value measurements include fixed price call options and basis swaps. The Company’s fixed price call options are valued using the Black-Scholes model, an industry standard option valuation model, and takes into account inputs such as contract terms, including maturity, and market parameters, including assumptions of the NYMEX futures index, interest rates, volatility and credit worthiness.  The Company’s basis swaps are estimated using internal discounted cash flow calculations based upon forward commodity price curves.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	June 30, 2013
	Fair Value Measurements Using:
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets	Observable Inputs	Unobservable Inputs	Assets (Liabilities)
	(Level 1)	(Level 2)	(Level 3)	at Fair Value
Derivative assets	$–	$295,761	$10,967	$306,728
Derivative liabilities	–	(3,602)	(38,925)	(42,527)
Total	$–	$292,159	$(27,958)	$264,201

	December 31, 2012
	Fair Value Measurements Using:
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets	Observable Inputs	Unobservable Inputs	Assets (Liabilities)
	(Level 1)	(Level 2)	(Level 3)	at Fair Value
Derivative assets	$–	$287,993	$4,151	$292,144
Derivative liabilities	–	–	(4,266)	(4,266)
Total	$–	$287,993	$(115)	$287,878

The table below presents reconciliations for the change in net fair value of derivative assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three- and six-month periods ended June  30, 2013 and June  30, 2012. The fair values of Level 3 derivative instruments are estimated using proprietary valuation models that utilize both market observable and unobservable parameters. Level 3 instruments presented in the table consist of net derivatives valued using pricing models incorporating assumptions that, in the Company’s judgment, reflect the assumptions a reasonable marketplace participant would have used at June  30, 2013 and June  30, 2012.

	For the three months ended		For the six months ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)

Balance at beginning of period	$(60,147)	$184,543	$(115)	$182,119
Total gains or losses (realized/unrealized):
Included in earnings	32,277	65,274	(26,748)	123,736
Included in other comprehensive income	–	(77,731)	–	(77,441)
Purchases, issuances, and settlements:
Purchases	–	–	–	–
Issuances	–	–	–	–
Settlements	(88)	(65,864)	(1,095)	(122,192)
Transfers into/out of Level 3	–	–	–	–
Balance at end of period	$(27,958)	$106,222	$(27,958)	$106,222
Change in unrealized gains included in earnings relating to derivatives still held as of June 30	$32,189	$(590)	$(27,843)	$1,544

(10) DEBT

The components of debt as of June  30, 2013 and December 31, 2012 consisted of the following:

	June 30,	December 31,
	2013	2012
	(in thousands)
Short-term debt:
7.15% Senior Notes due 2018	$1,200	$1,200
Total short-term debt	1,200	1,200

Long-term debt:
Variable rate (2.17% at June 30, 2013) unsecured revolving credit facility	230,000	–
7.5% Senior Notes due 2018	600,000	600,000
7.35% Senior Notes due 2017	15,000	15,000
7.125% Senior Notes due 2017	25,000	25,000
7.15% Senior Notes due 2018	28,800	29,400
4.10% Senior Notes due 2022	1,000,000	1,000,000
Unamortized discount	(1,066)	(1,127)
Total long-term debt	1,897,734	1,668,273

Total debt	$1,898,934	$1,669,473

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

Please refer to Note 17, “Condensed Consolidating Financial Information” in this Form 10-Q for additional information.

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

Credit Facility

In February 2011, the Company amended and restated its unsecured revolving credit facility, increasing the borrowing capacity to $1.5 billion and extending the maturity date to February 2016 (“Credit Facility”).  The amount available under the Credit Facility may be increased to $2.0 billion at any time upon the Company’s agreement with its existing or additional lenders. The interest rate on the Credit Facility is calculated based upon our debt rating and is currently 200 basis points over the current London Interbank Offered Rate (LIBOR) and was 200 basis points over LIBOR at June  30, 2013. The Credit Facility is guaranteed by the Company’s subsidiary, SEECO and requires additional subsidiary guarantors if certain guaranty coverage levels are not satisfied.  The facility contains covenants which impose certain restrictions on the Company. Under the credit agreement, the Company may not issue total debt in excess of 60% of its total adjusted capital and must maintain a ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) to interest expense of 3.5 or above. The terms of the Credit Facility also include covenants that restrict the ability of the Company and its material subsidiaries to merge, consolidate or sell all or substantially all of their assets, restrict the ability of the Company and its subsidiaries to incur liens and restrict the ability of the Company’s subsidiaries to incur indebtedness.  As of June  30, 2013, the Company was in compliance with the covenants of its debt agreements.  While the Company believes all of the lenders under the Credit Facility have the ability to provide funds, it cannot predict whether each will be able to meet its obligation under the facility.

(11) COMMITMENTS AND CONTINGENCIES

Commitments

In the first quarter of 2010, the Company was awarded exclusive licenses by the Province of New Brunswick in Canada to conduct an exploration program covering approximately 2.5 million acres in the province. The licenses require the Company to make certain capital investments in New Brunswick of approximately $47.0 million in the aggregate over a three year period. In order to obtain the licenses, the Company provided promissory notes payable on demand to the Minister of Finance of the Province of New Brunswick with an aggregate principal amount of $44.5 million Canadian dollars. The promissory notes secure the Company's capital expenditure obligations under the licenses and are returnable to the Company to the extent the Company performs such obligations. If the Company fails to fully perform, the Minister of Finance may retain a portion of the applicable promissory notes in an amount equal to any deficiency. The Company commenced its Canada exploration program in 2010 and no liability has been recognized in connection with the promissory notes due to the Company’s investments in New Brunswick as of June 30, 2013 and its future investment plans.  In December 2012, we received two one-year extensions to our exploration license agreements which expire on March 16, 2014 and March 16, 2015, respectively.

In response to the Company’s well performance, SES and SEPCO entered into new and amended natural gas transportation and gathering arrangements with third party pipelines, during the second quarter of 2013, in support of the Company’s production in the Marcellus Shale Play.  As of June 30, 2013, SES’s and SEPCO’s obligations for demand and similar charges under the firm transportation agreements and gathering agreements totaled approximately $3.1 billion and the Company has guarantee obligations of up to $100.0 million of that amount.

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

In June 2012, SEPCO filed its appellate brief and, in June 2012, plaintiff and intervenor filed a cross-appellate brief seeking limited remand to reassess the disgorgement determination. The parties filed their responses to the appellate and cross appellate briefs in November 2012.  Oral argument was held before the Tyler Court of Appeals on March 8, 2013.  On July 10, 2013, the Tyler Court of Appeals ordered that (1) the judgment awarding plaintiff and intervenor $23.9 million as disgorgement of illicit gains be reversed and judgment rendered that they take nothing, (2) the award of $11.4 million for actual damages, insofar as it is based on the jury’s findings of breach of fiduciary duty, fraud, breach of contract, and theft of trade secret is reversed and judgment rendered that plaintiff and intervenor take nothing under those theories of recovery, (3) the award of $11.4 million to plaintiff and intervenor as damages for misappropriation of trade secret is affirmed, (4) the case be remanded to the trial court for a determination and award of attorney’s fees for SEPCO as the prevailing party under the Texas Theft Liability Act, and (5) in all other respects, the judgment is affirmed.  On July 25, 2013, SEPCO filed its motion for rehearing with the Tyler Court of Appeals, seeking reversal of every part of plaintiff and intervenor’s recovery.  Plaintiff and intervenor filed an unopposed motion for an extension of their deadline to file a motion for rehearing, which the Tyler Court of Appeals has granted; their deadline to file their motion is now August 26, 2013.

Based on the Company's understanding and judgment of the facts and merits of this case, including appellate defenses, and after considering the advice of counsel, the Company has determined that, although reasonably possible after exhaustion of all appeals, an adverse final outcome to this lawsuit is not probable.  As such, the Company has not accrued any amounts with respect to this lawsuit.  If the plaintiff and intervenor were to ultimately prevail in the appellate process, the Company currently estimates, based on the judgments to date, that SEPCO’s potential liability would be up to $45.5 million, including interest and attorney’s fees. The Company’s assessment may change in the future due to occurrence of certain events, such as denied appeals, and such re-assessment could lead to the determination that the potential liability is probable and could be material to the Company's results of operations, financial position or cash flows.

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

(12) SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Supplemental disclosures of cash flow information:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)

Cash paid for interest	$5,875	$3,368	$50,218	$29,820
Cash paid for income taxes	965	–	17,306	68
Noncash property changes	10,325	3,220	46,182	20,789

(13) PENSION PLAN AND OTHER POSTRETIREMENT BENEFITS

The Company has defined pension and postretirement benefit plans which cover substantially all of the Company’s employees. Net periodic pension and other postretirement benefit costs include the following components for the three-and six-month periods ended June  30, 2013 and 2012:

	Pension Benefits
	For the three months ended		For the six months ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)

Service cost	$3,448	$2,735	$6,895	$5,471
Interest cost	1,026	1,012	2,052	2,025
Expected return on plan assets	(1,534)	(1,356)	(3,068)	(2,713)
Amortization of prior service cost	26	72	52	143
Amortization of net loss	385	305	770	610
Net periodic benefit cost	$3,351	$2,768	$6,701	$5,536

	Postretirement Benefits
	For the three months ended		For the six months ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)

Service cost	$574	$458	$1,148	$916
Interest cost	110	99	220	199
Amortization of transition obligation	–	16	–	32
Amortization of prior service cost	3	4	7	7
Amortization of net loss	30	23	60	46
Net periodic benefit cost	$717	$600	$1,435	$1,200

As of June  30, 2013, the Company has contributed $6.0 million to the pension plan and $0.1 million to the postretirement benefit plan, and expects to contribute $12.0 million to the pension plan and $0.1 million to the postretirement benefit plan.

The Company maintains a non-qualified deferred compensation supplemental retirement savings plan (“Non-Qualified Plan”) for certain key employees who may elect to defer and contribute a portion of their compensation, as permitted by the plan. Shares of the Company’s common stock purchased under the terms of the Non-Qualified Plan are presented as treasury stock and totaled 14,442 shares at June  30, 2013 compared to 64,715 shares at December 31, 2012.

(14) STOCK-BASED COMPENSATION

The Company recognized the following amounts in employee stock-based compensation costs for the three- and six-months ended June  30, 2013 and 2012:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)

Stock-based compensation cost – expensed	$2,968	$2,705	$5,962	$5,549
Stock-based compensation cost – capitalized	$2,872	$2,442	$5,734	$5,306

As of June  30, 2013, there was $43.7 million of total unrecognized compensation cost related to the Company’s unvested stock option and restricted stock grants. This cost is expected to be recognized over a weighted-average period of 2.5 years.

The following table summarizes stock option activity for the first six months ended June  30,  2013 and provides information for options outstanding as of June  30, 2013:

		Weighted
		Average
	Number	Exercise
	of Options	Price

Outstanding at December 31, 2012	3,649,520	$29.84
Granted	5,210	34.84
Exercised	(466,887)	11.32
Forfeited or expired	(39,369)	37.95
Outstanding at June 30, 2013	3,148,474	32.50
Exercisable at June 30, 2013	1,931,580	$30.62

The following table summarizes restricted stock activity for the six months ended June  30, 2013 and provides information for unvested shares as of June  30, 2013:

		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value

Unvested shares at December 31, 2012	1,117,515	$35.64
Granted	13,540	36.60
Vested	(26,044)	36.17
Forfeited	(41,501)	35.88
Unvested shares at June 30, 2013	1,063,510	$35.63

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

	Exploration
	and	Midstream
	Production	Services	Other		Total

	(in thousands)
Three months ended June 30, 2013:
Revenues from external customers	$616,894	$245,120	$27		$862,041
Intersegment revenues	1,664	641,655	60		643,379
Operating income (loss)	252,546	72,889	(118)		325,317
Other income, net	296	58	–		354
Gain on derivatives	93,449	–	–		93,449
Depreciation, depletion and amortization expense	174,267	12,495	105		186,867
Interest expense(2)	6,345	2,743	190		9,278
Provision (benefit) for income taxes(2)	138,636	25,711	(136)		164,211
Assets	6,006,318	1,383,930	244,943	(3)	7,635,191
Capital investments(4)	631,221	56,906	6,766		694,893

Three months ended June 30, 2012:
Revenues from external customers	$437,035	$169,004	$37		$606,076
Intersegment revenues	(1,448)	319,391	816		318,759
Operating income (loss)(1)	(718,277)	71,821	410		(646,046)
Other income (loss), net	(64)	(5)	2,646		2,577
Loss on derivatives	(6,348)	–	–		(6,348)
Depreciation, depletion and amortization expense	196,201	11,309	320		207,830
Impairment of natural gas and oil properties	800,652	–	–		800,652
Interest expense(2)	4,430	3,578	353		8,361
Provision (benefit) for income taxes(2)	(279,493)	25,414	1,033		(253,046)
Assets	6,120,697	1,114,364	404,149	(3)	7,639,210
Capital investments(4)	531,845	47,719	9,069		588,633

	Exploration
	and	Midstream
	Production	Services	Other		Total
	(in thousands)
Six months ended June 30, 2013:
Revenues from external customers	$1,126,988	$468,654	$48		$1,595,690
Intersegment revenues	3,173	1,139,028	113		1,142,314
Operating income (loss)	428,304	149,196	(223)		577,277
Other loss, net	(82)	(97)	–		(179)
Gain on derivatives	63,655	–	–		63,655
Depreciation, depletion and amortization expense	341,717	24,407	210		366,334
Interest expense(2)	12,521	5,388	390		18,299
Provision (benefit) for income taxes(2)	194,452	55,114	(258)		249,308
Assets	6,006,318	1,383,930	244,943	(3)	7,635,191
Capital investments(4)	1,106,554	95,373	11,022		1,212,949

Six months ended June 30, 2012:
Revenues from external customers	$901,666	$359,177	$68		$1,260,911
Intersegment revenues	(735)	675,672	1,635		676,572
Operating income (loss)(1)	(603,668)	141,110	838		(461,720)
Other income (loss), net	(247)	(23)	2,647		2,377
Loss on derivatives	(4,714)	–	–		(4,714)
Depreciation, depletion and amortization expense	378,940	21,879	638		401,457
Impairment of natural gas and oil properties	800,652	–	–		800,652
Interest expense(2)	7,752	7,245	702		15,699
Provision (benefit) for income taxes(2)	(234,655)	51,262	1,065		(182,328)
Assets	6,120,697	1,114,364	404,149	(3)	7,639,210
Capital investments(4)	1,064,984	73,883	22,878		1,161,745

(1)	The operating loss for the E&P segment for the three and six months ended June 30, 2012 includes a $800.7 million non-cash ceiling test impairment of our natural gas and oil properties.
(2)	Interest expense and the provision for income taxes by segment are allocated as they are incurred at the corporate level.
(3)	Other assets represent corporate assets not allocated to segments and assets, including restricted cash and investments in cash equivalents, for non reportable segments.
(4)

Capital investments includes increases of $7.5 million and $0.2 million for the three-month periods ended June 30, 2013 and 2012, respectively, and increases of $40.4 million and $15.5 million for the six-month periods ended June 30, 2013 and 2012, respectively, relating to the change in accrued expenditures between periods.

Included in intersegment revenues of the Midstream Services segment are $559.0 million and $245.5 million for the three months ended June  30, 2013 and 2012, respectively, and $978.5 million and $531.6 million for the six months ended June 30, 2013 and 2012, respectively, for marketing of the Company’s E&P sales. Corporate assets include cash and cash equivalents, restricted cash, furniture and fixtures, prepaid debt and other costs. Corporate general and administrative costs, depreciation expense and taxes other than income are allocated to the segments. For the three months ended June  30, 2013 and 2012, capital investments within the E&P segment include $5.6 million and $2.3 million, respectively, related to the Company’s activities in Canada.  For the six months ended June 30, 2013 and 2012, capital investments within the E&P segment include $7.9 million and $4.7 million, respectively, relating to the Company’s activities in Canada. At June  30, 2013, E&P segment assets include $51.3 million and at June  30, 2012, assets include $33.2  million related to the Company’s activities in Canada.

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

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Three months ended June 30, 2013:
Operating revenues	$–	$818,087	$126,845	$(82,891)	$862,041
Operating costs and expenses:
Gas purchases – midstream services	–	200,584	–	(474)	200,110
Operating expenses	–	124,780	39,773	(82,398)	82,155
General and administrative expenses	–	40,946	6,643	(19)	47,570
Depreciation, depletion and amortization	–	174,382	12,485	–	186,867
Taxes, other than income taxes	–	16,990	3,032	–	20,022
Total operating costs and expenses	–	557,682	61,933	(82,891)	536,724
Operating income	–	260,405	64,912	–	325,317
Other income, net	–	298	56	–	354
Gain on derivatives	–	93,449	–	–	93,449
Equity in earnings of subsidiaries	245,631	–	–	(245,631)	–
Interest expense	–	7,587	1,691	–	9,278
Income before income taxes	245,631	346,565	63,277	(245,631)	409,842
Provision for income taxes	–	142,283	21,928	–	164,211
Net income	245,631	204,282	41,349	(245,631)	245,631
Comprehensive income	$285,470	$245,273	$39,930	$(285,203)	$285,470

Three months ended June 30, 2012:
Operating revenues	$–	$563,822	$115,596	$(73,342)	$606,076
Operating costs and expenses:
Gas purchases – midstream services	–	127,757	–	(143)	127,614
Operating expenses	–	101,816	27,203	(72,405)	56,614
General and administrative expenses	–	39,041	6,685	(794)	44,932
Depreciation, depletion and amortization	–	196,245	11,585	–	207,830
Impairment of natural gas and oil properties	–	800,652	–	–	800,652
Taxes, other than income taxes	–	11,648	2,832	–	14,480
Total operating costs and expenses	–	1,277,159	48,305	(73,342)	1,252,122
Operating income (loss)	–	(713,337)	67,291	–	(646,046)
Other income (loss), net	–	(65)	2,642	–	2,577
Loss on derivatives	–	(6,348)	–	–	(6,348)
Equity in earnings of subsidiaries	(405,132)	–	–	405,132	–
Interest expense	–	4,505	3,856	–	8,361
Income (loss) before income taxes	(405,132)	(724,255)	66,077	405,132	(658,178)
Provision (benefit) for income taxes	–	(278,220)	25,174	–	(253,046)
Net income (loss)	(405,132)	(446,035)	40,903	405,132	(405,132)
Comprehensive income (loss)	$(558,199)	$(598,840)	$40,387	$558,453	$(558,199)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

	(in thousands)
Six months ended June 30, 2013:
Operating revenues	$–	$1,508,231	$248,214	$(160,755)	$1,595,690
Operating costs and expenses:
Gas purchases – midstream services	–	380,748	–	(682)	380,066
Operating expenses	–	235,321	71,095	(160,037)	146,379
General and administrative expenses	–	72,812	12,009	(36)	84,785
Depreciation, depletion and amortization	–	341,904	24,430	–	366,334
Taxes, other than income taxes	–	34,705	6,144	–	40,849
Total operating costs and expenses	–	1,065,490	113,678	(160,755)	1,018,413
Operating income	–	442,741	134,536	–	577,277
Other loss, net	–	(78)	(101)	–	(179)
Gain on derivatives	–	63,655	–	–	63,655
Equity in earnings of subsidiaries	373,146	–	–	(373,146)	–
Interest expense	–	14,525	3,774	–	18,299
Income before income taxes	373,146	491,793	130,661	(373,146)	622,454
Provision for income taxes	–	200,329	48,979	–	249,308
Net income	373,146	291,464	81,682	(373,146)	373,146
Comprehensive income	$318,788	$239,020	$79,234	$(318,254)	$318,788

Six months ended June 30, 2012:
Operating revenues	$–	$1,176,633	$228,721	$(144,443)	$1,260,911
Operating costs and expenses:
Gas purchases – midstream services	–	274,660	–	(370)	274,290
Operating expenses	–	204,872	55,184	(142,484)	117,572
General and administrative expenses	–	80,749	14,598	(1,589)	93,758
Depreciation, depletion and amortization	–	379,082	22,375	–	401,457
Impairment of natural gas and oil properties	–	800,652	–	–	800,652
Taxes, other than income taxes	–	28,646	6,256	–	34,902
Total operating costs and expenses	–	1,768,661	98,413	(144,443)	1,722,631
Operating income (loss)	–	(592,028)	130,308	–	(461,720)
Other income (loss), net	–	(239)	2,616	–	2,377
Loss on derivatives	–	(4,714)	–	–	(4,714)
Equity in earnings of subsidiaries	(297,428)	–	–	297,428	–
Interest expense	–	8,260	7,439	–	15,699
Income (loss) before income taxes	(297,428)	(605,241)	125,485	297,428	(479,756)
Provision (benefit) for income taxes	–	(231,328)	49,000	–	(182,328)
Net income (loss)	(297,428)	(373,913)	76,485	297,428	(297,428)
Comprehensive income (loss)	$(383,925)	$(460,883)	$76,450	$384,433	$(383,925)

CONDENSED CONSOLIDATING BALANCE SHEETS
(Unaudited)

	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in thousands)
June 30, 2013:

ASSETS

Cash and cash equivalents	$25,303	$–	$382	$–	$25,685
Accounts receivable	2,642	420,119	23,175	–	445,936
Inventories	–	36,045	2,055	–	38,100
Other current assets	5,331	270,094	7,687	–	283,112
Total current assets	33,276	726,258	33,299	–	792,833

Intercompany receivables	2,510,744	66	30,746	(2,541,556)	–

Property and equipment	231,348	12,617,326	1,419,715	–	14,268,389
Less: Accumulated depreciation, depletion and amortization	(95,880)	(7,264,007)	(214,246)	–	(7,574,133)
	135,468	5,353,319	1,205,469	–	6,694,256

Investments in subsidiaries (equity method)	2,632,570	–	–	(2,632,570)	–

Other assets	33,704	98,372	16,026	–	148,102

Total assets	$5,345,762	$6,178,015	$1,285,540	$(5,174,126)	$7,635,191

LIABILITIES AND EQUITY

Accounts payable	$132,447	$461,157	$95,037	$–	$688,641
Other current liabilities	3,758	152,810	1,846	–	158,414
Total current liabilities	136,205	613,967	96,883	–	847,055

Intercompany payables	–	2,541,556	–	(2,541,556)	–

Long-term debt	1,897,734	–	–	–	1,897,734
Deferred income taxes	(130,850)	993,255	398,141	–	1,260,546
Other liabilities	69,078	172,997	14,186	–	256,261
Total liabilities	1,972,167	4,321,775	509,210	(2,541,556)	4,261,596
Commitments and contingencies
Total equity	3,373,595	1,856,240	776,330	(2,632,570)	3,373,595

Total liabilities and equity	$5,345,762	$6,178,015	$1,285,540	$(5,174,126)	$7,635,191

CONDENSED CONSOLIDATING BALANCE SHEETS
(Unaudited)

	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in thousands)
December 31, 2012:

ASSETS

Cash and cash equivalents	$47,491	$5,988	$104	$–	$53,583
Restricted Cash	8,542	–	–	–	8,542
Accounts receivable	2,677	353,607	21,354	–	377,638
Inventories	2	26,975	1,164	–	28,141
Other current assets	7,461	321,396	12,151	–	341,008
Total current assets	66,173	707,966	34,773	–	808,912

Intercompany receivables	2,259,713	42	27,077	(2,286,832)	–

Property and equipment	220,837	11,491,222	1,316,380	–	13,028,439
Less: Accumulated depreciation, depletion and amortization	(82,178)	(6,923,106)	(186,179)	–	(7,191,463)
	138,659	4,568,116	1,130,201	–	5,836,976

Investments in subsidiaries (equity method)	2,309,947	–	–	(2,309,947)	–

Other assets	35,136	42,247	14,256	–	91,639

Total assets	$4,809,628	$5,318,371	$1,206,307	$(4,596,779)	$6,737,527

LIABILITIES AND EQUITY

Accounts payable	$140,367	$375,604	$41,009	$–	$556,980
Other current liabilities	3,758	205,623	1,410	–	210,791
Total current liabilities	144,125	581,227	42,419	–	767,771

Intercompany payables	–	2,108,360	178,472	(2,286,832)	–

Long-term debt	1,668,273	–	–	–	1,668,273
Deferred income taxes	(116,207)	820,279	345,066	–	1,049,138
Other liabilities	77,565	124,505	14,403	–	216,473
Total liabilities	1,773,756	3,634,371	580,360	(2,286,832)	3,701,655
Commitments and contingencies
Total equity	3,035,872	1,684,000	625,947	(2,309,947)	3,035,872

Total liabilities and equity	$4,809,628	$5,318,371	$1,206,307	$(4,596,779)	$6,737,527

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)

Six months ended June 30, 2013:
Net cash provided by (used in) operating activities	$(30,843)	$651,169	$257,226	$–	$877,552
Investing activities:
Capital investments	(12,156)	(1,084,093)	(79,385)	–	(1,175,634)
Transfers from restricted cash	8,542	–	–	–	8,542
Other	(73)	1,894	3,807	–	5,628
Net cash used in investing activities	(3,687)	(1,082,199)	(75,578)	–	(1,161,464)
Financing activities:
Intercompany activities	(243,555)	425,042	(181,487)	–	–
Payments on current portion of long-term debt	(600)	–	–	–	(600)
Payments on revolving long-term debt	(1,233,150)	–	–	–	(1,233,150)
Borrowing under revolving long-term debt	1,463,150	–	–	–	1,463,150
Other Items	26,497	–	–	–	26,497
Net cash provided by (used in) financing activities	12,342	425,042	(181,487)	–	255,897
Effect of exchange rate changes on cash	–	–	117	–	117
Increase (decrease) in cash and cash equivalents	(22,188)	(5,988)	278	–	(27,898)
Cash and cash equivalents at beginning of year	47,491	5,988	104	–	53,583
Cash and cash equivalents at end of period	$25,303	$–	$382	$–	$25,685

Six months ended June 30, 2012:
Net cash provided by (used in) operating activities	$(51,093)	$624,945	$263,538	$–	$837,390
Investing activities:
Capital investments	(18,079)	(1,032,169)	(90,413)	–	(1,140,661)
Proceeds from sale of property and equipment	–	168,391	5,946	–	174,337
Transfers to restricted cash	(167,750)	–	–	–	(167,750)
Transfers from restricted cash	23,366	–	–	–	23,366
Other	90	(2,287)	11,092	–	8,895
Net cash used in investing activities	(162,373)	(866,065)	(73,375)	–	(1,101,813)
Financing activities:				–
Intercompany activities	(54,667)	245,329	(190,662)	–	–
Payments on current portion of long-term debt	(600)	–	–	–	(600)
Payments on revolving long-term debt	(1,273,700)	–	–	–	(1,273,700)
Borrowings under revolving long-term debt	602,200	–	–	–	602,200
Proceeds from issuance of long-term debt	998,780	–	–	–	998,780
Other items	(36,370)	–	–	–	(36,370)
Net cash provided by (used in) financing activities	235,643	245,329	(190,662)	–	290,310
Effect of exchange rate changes on cash	–	–	(15)	–	(15)
Increase (decrease) in cash and cash equivalents	22,177	4,209	(514)	–	25,872
Cash and cash equivalents at beginning of year	14,711	–	916	–	15,627
Cash and cash equivalents at end of period	$36,888	$4,209	$402	$–	$41,499

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following updates information as to Southwestern Energy Company’s financial condition provided in our 2012 Annual Report on Form 10-K and analyzes the changes in the results of operations between the three- and six-month periods ended June 30, 2013 and 2012. For definitions of commonly used natural gas and oil terms used in this Form 10-Q, please refer to the “Glossary of Certain Industry Terms” provided in our 2012 Annual Report on Form 10-K.

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

We are focused on providing long-term growth in the net asset value of our business. We derive the vast majority of our operating income and cash flow from the natural gas production of our E&P business and expect this to continue in the future. We expect that growth in our operating income and revenues will depend primarily on natural gas prices and our ability to increase our natural gas production. We expect our natural gas production volumes will continue to increase due to our ongoing development of the Fayetteville Shale play in Arkansas and the Marcellus Shale play in Pennsylvania. The price we expect to receive for our natural gas is a critical factor in the capital investments we make in order to develop our properties and increase our production.  In recent years, there has been volatility in natural gas prices as evidenced by New York Mercantile Exchange, or NYMEX, natural gas prices ranging from a high of $13.58 per MMBtu in 2008 to a recent low of $1.91 per MMBtu in April 2012.  Natural gas prices fluctuate due to a variety of factors we cannot control or predict. These factors, which include increased supplies of natural gas due to greater exploration and development activities, weather conditions, political and economic events, and competition from other energy sources, impact supply and demand for natural gas, which in turn determines the sale prices for our production. In addition to the factors identified above, the prices we realize for our production are affected by our hedging activities as well as locational differences in market prices.

Three Months Ended June 30, 2013 Compared with Three Months Ended June 30, 2012

We reported a net income of $245.6 million for the three months ended June 30, 2013, or $0.70 per diluted share, compared to a  net loss of $405.1 million, or $1.16 per diluted share, for the comparable period in 2012.

Our natural gas and oil production increased to 160.1 Bcfe for the three months ended June 30, 2013, up 17% from 137.4 Bcfe for the three months ended June 30, 2012. The 22.7 Bcfe increase in our second quarter 2013 production was primarily due to a 24.0 Bcf increase in net production from our Marcellus Shale properties and a  0.3 Bcf increase in net production from our Fayetteville Shale properties, which more than offset a 1.6 Bcfe decrease in net production from our Ark-La-Tex properties primarily due to the sale of certain East Texas oil and natural gas properties in 2012.

The average price realized for our gas production, including the effects of hedges, increased 23% to $3.85 per Mcf for the three months ended June 30, 2013 compared to $3.12 per Mcf for the same period in 2012.

Our E&P segment reported operating income of $252.5 million for the three months ended June 30, 2013, up from an operating loss of $718.3 million for the three months ended June 30, 2012.  The loss for the three months ended June 30, 2012 included an $800.7 million non-cash ceiling test impairment of our natural gas and oil properties.  Excluding the $800.7 non-cash ceiling test impairment, operating income for the three months ended June 30, 2013 increased $170.2 million as a result of an increase in revenue of $110.5 million from increased prices from the sale of our natural gas production, an increase in revenue of $71.4 million from higher natural gas production volumes, offset slightly by an increase in operating costs and expenses of $12.8 million due to increased compression and gathering costs.

Operating income for our Midstream Services segment was $72.9 million for the three months ended June 30, 2013, up from $71.8 million for the three months ended June 30, 2012, primarily due to an increase of $11.8 million in gas gathering revenues and an increase of $3.4 million in the margin generated from our gas marketing activities, which was partially offset by a $14.1 million increase in operating costs and expenses associated with an increase in gas volumes gathered, exclusive of gas purchase costs.

Capital investments were $694.9 million for the three months ended June 30, 2013, of which $631.2 million was invested in our E&P segment, compared to $588.6 million for the same period of 2012, of which $531.8 million was invested in our E&P segment.

Six Months Ended June 30, 2013 Compared with Six Months Ended June 30, 2012

We reported a net income of $373.1 million for the six months ended June 30, 2013, or $1.06 per diluted share, compared to net loss of $297.4 million, or $0.85 per diluted share, for the comparable period in 2012.

Our natural gas and oil production increased to 307.9 Bcfe for the six months ended June 30, 2013, up 14% from 270.8 Bcfe for the six months ended June 30, 2012. The 37.1 Bcfe increase in our 2013 production was primarily due to a 38.2 Bcf increase in net production from our Marcellus Shale properties and a 3.3 Bcf increase in net production from our Fayetteville Shale properties, which more than offset a 4.4 Bcfe decrease in net production from our Ark-La-Tex properties primarily due to the sale of certain East Texas oil and natural gas properties in 2012. The average price realized for our gas production, including the effects of hedges, increased 11% to $3.65 per Mcf for the six months ended June 30, 2013 compared to $3.29 per Mcf for the same period in 2012.

Our E&P segment reported operating income of $428.3 million for the six months ended June 30, 2013, up from an operating loss of $603.7 million for the six months ended June 30, 2012.  The loss for the six months ended June 30, 2012 included an $800.7 million non-cash ceiling test impairment of our natural gas and oil properties.  Excluding the $800.7 non-cash ceiling test impairment, operating income for the six months ended June 30, 2013 increased $231.3 million as a result of an increase in revenue of $101.4 million from increased prices realized from the sale of our natural gas production, an increase in revenue of $122.1 million from higher natural gas production volumes, an increase in revenues of $3.8 million from higher oil and NGL volumes, and a decrease in operating costs and expenses of $2.1 million due primarily to lower salt water disposal costs.

Operating income for our Midstream Services segment was $149.2 million for the six months ended June 30, 2013, up from $141.1 million for the six months ended June 30, 2012, primarily due to an increase of $20.9 million in gas gathering revenues and an increase of $2.8 million in the margin generated from our gas marketing activities, which was partially offset by a $15.6 million increase in operating costs and expenses associated with an increase in gas volumes gathered, exclusive of gas purchase costs.

Net cash provided by operating activities increased 5% to $877.6 million for the six months ended June 30, 2013, up from $837.4 million for the same period in 2012,  due to an increase in net income adjusted for non-cash expenses primarily resulting from increased revenues due to higher realized gas prices, higher natural gas production and gathering volumes, offset slightly by a decrease in changes in working capital. Capital investments were $1,212.9 million for the six months ended June 30, 2013, of which $1,106.6 million was invested in our E&P segment, compared to $1,161.7 million for the same period of 2012, of which $1,065.0 million was invested in our E&P segment.

RESULTS OF OPERATIONS

The following discussion of our results of operations for our segments is presented before intersegment eliminations. We evaluate our segments as if they were stand alone operations and accordingly discuss their results prior to any intersegment eliminations. Interest expense, income tax expense and stock-based compensation are discussed on a consolidated basis.

Exploration and Production
	For the three months		For the six months
	ended June 30,		ended June 30,
	2013	2012	2013	2012

Revenues (in thousands)	$618,558	$435,587	$1,130,161	$900,931
Impairment of natural gas and oil properties (in thousands)	$–	$800,652	$–	$800,652
Operating costs and expenses (in thousands)	$366,012	$353,212	$701,857	$703,947
Operating income (loss) (in thousands)	$252,546	$(718,277)	$428,304	$(603,668)
Gain (loss) on derivatives(1)	$88	$–	$1,095	$–

Gas production (Bcf)	159.8	137.2	307.3	270.5
Oil production (MBbls)	24	16	65	40
NGL production (MBbls)	8	–	28	–
Total production (Bcfe)	160.1	137.4	307.9	270.8

Average realized gas price per Mcf, including hedges (2)	$3.85	$3.12	$3.65	$3.29
Average realized gas price per Mcf, excluding hedges	$3.58	$1.76	$3.24	$2.00
Average oil price per Bbl	$99.31	$104.44	$104.11	$104.41
Average NGL price per Bbl	$37.63	$–	$45.04	$–

Average unit costs per Mcfe:
Lease operating expenses	$0.85	$0.79	$0.83	$0.81
General & administrative expenses	$0.24	$0.27	$0.23	$0.29
Taxes, other than income taxes	$0.11	$0.08	$0.11	$0.11
Full cost pool amortization	$1.05	$1.38	$1.07	$1.36

(1)Represents the realized commodity derivative income (loss) associated with derivatives not designated or not qualifying for hedge accounting.

(2)  Had we included the unrealized effects of hedging contracts not designated or not qualifying for hedge accounting, our average price for total natural gas would have been $4.42, $3.12, $3.85, and $3.30 per Mcf for the three months ended June 30, 2013 and 2012, and the six months ended June 30, 2013 and 2012, respectively.

Revenues

Revenues for our E&P segment were $618.6 million for the three months ended June 30, 2013, up  $183.0 million, or 42%, compared to the same period in 2012. Increased prices realized from the sale of our natural gas production increased revenues by $110.5 million, and higher natural gas production volumes increased revenues by $71.4 million.  E&P revenues were $1.1 billion for the six months ended June 30, 2013, up $229.2 million, or 25%. The increase in revenue was driven by a $101.4 million increase from prices realized from the sale of our natural gas production, a $122.1 million increase from higher natural gas production volumes,  and a $3.8 million increase from higher oil and NGL volumes.  We expect our natural gas production volumes to continue to increase due to our development and growth of our shale properties.  Natural gas prices are difficult to predict and subject to wide price fluctuations. As of July 30, 2013, we had hedged 168.8 Bcf of our remaining 2013 gas production and 232.7 Bcf of our 2014 gas production to limit our exposure to price fluctuations. We refer you to Note 7 to the unaudited condensed consolidated financial statements included in this Form 10-Q and to the discussion of “Commodity Prices” provided below for additional information.

Production

For the three months ended June 30, 2013, our natural gas and oil production increased 17% to 160.1 Bcfe, up from 137.4 Bcfe from the same period in 2012, and was produced entirely by our properties in the United States. The 22.7 Bcfe increase in our 2013 production was primarily due to a 24.0 Bcf increase in net production from our Marcellus Shale properties and a 0.3 Bcf increase in net production from our Fayetteville Shale properties, which more than offset a 1.6 Bcfe decrease in net production from our Ark-La-Tex properties. Net production from our Fayetteville Shale and Marcellus Shale properties was 121.2 Bcf and 33.9 Bcf, respectively, for the three months ended June 30, 2013 compared to 121.0 Bcf and 9.9 Bcf, respectively, for the same period in 2012. For the six months ended June 30, 2013, our natural gas and oil production increased 14% to 307.9 Bcfe, up from 270.8 Bcfe from the same period in 2012, and was produced entirely by our properties in the United States. The 37.1 Bcfe increase in our 2013 production was primarily due to a 38.2 Bcf increase in net natural gas production from our Marcellus Shale properties and a 3.3 Bcf increase in net production from our Fayetteville Shale play, which more than offset a 4.4 Bcfe decrease in net production from our Ark-La-Tex properties. Net production from our Fayetteville Shale and Marcellus Shale properties was 240.1 Bcf and 57.4 Bcf, respectively, for the six months ended June 30, 2013 compared to 236.8 Bcf and 19.2 Bcf, respectively, for the same period in 2012.

Commodity Prices

The average realized price for our natural gas production, including the effects of cash flow hedges, increased to $3.85 per Mcf for the three months ended June 30, 2013, as compared to $3.12 for the same period in 2012.  The increase was the result of a $1.82 per Mcf increase in average natural gas prices, excluding hedges, partially offset by a $1.09 per Mcf decrease in the impact of our price hedging activities.  The average price realized for our natural gas production, excluding the effects of hedges, increased 103% to $3.58 per Mcf for the three months ended June 30, 2013, as compared to the same period in 2012.  Our cash flow hedges increased the average realized natural gas price $0.27 per Mcf for the three months ended June 30, 2013 compared to an increase of $1.36 per Mcf for the same period in 2012.  The average price realized for our natural gas production, including the effects of hedges, increased 11% to $3.65 per Mcf for the six months ended June 30, 2013, as compared to the same period in 2012. The increase in the average price realized for six months ended June 30, 2013, as compared to the same period in 2012, primarily reflects the $1.24 Mcf increase in average gas prices, excluding hedges, which was partially offset by the $0.88 Mcf decreased effect of our price hedging activities. Our hedging activities increased the average natural gas price $0.41 per Mcf for the six months ended June 30, 2013 compared to an increase of $1.29 per Mcf for the same period in 2012. We periodically enter into various hedging and other financial arrangements with respect to a portion of our projected natural gas and crude oil production in order to ensure certain desired levels of cash flow and to minimize the impact of price fluctuations, including fluctuations in locational basis differentials (we refer you to Item 3 and Note 7 to the unaudited condensed consolidated financial statements included in this Form 10-Q for additional discussion).

Our E&P segment receives a sales price for our natural gas at a discount to average monthly NYMEX settlement prices due to locational basis differentials, while transportation charges and fuel charges also reduce the price received.  Excluding the impact of hedges, the average price received for our natural gas production for the six months ended June 30, 2013 of $3.24 per Mcf was approximately $0.47 lower than the average monthly NYMEX settlement price, primarily due to locational basis differentials and transportation costs.  We protected approximately 51% of our natural gas production for the six months ended June 30, 2013 from the impact of widening basis differentials through our hedging activities and sales arrangements. For the remainder of 2013, we expect our total natural gas sales discount to NYMEX to be approximately $0.55 per Mcf.  At June 30, 2013, we had basis protected on approximately 128 Bcf of our remaining 2013 expected natural gas production through financial hedging activities and physical sales arrangements at a differential to NYMEX natural gas prices of approximately ($0.06) per Mcf, excluding transportation and fuel charges.   Additionally, at June 30, 2013, we had basis protected on approximately 74 Bcf and 17 Bcf of our 2014 and 2015 expected natural gas production, respectively, through financial hedging activities and physical sales arrangements.

In addition to the basis hedges discussed above, at June 30, 2013, we had NYMEX fixed price hedges in place on notional volumes of 168.8 Bcf of our remaining 2013 natural gas production at an average price of $4.68 per MMBtu and notional volumes of 232.7 Bcf of our 2014 natural gas production at an average price of $4.41 per MMBtu.

Operating Income

Our E&P segment reported operating income of $252.5 million for the three months ended June 30, 2013, up from an operating loss of $718.3 million for the three months ended June 30, 2012.  The loss for the three months ended June 30, 2012 included an $800.7 million non-cash ceiling test impairment of our natural gas and oil properties.  Excluding the $800.7 non-cash ceiling test impairment, operating income for the three months ended June 30, 2013 increased $170.2 million as a result of an increase in revenue of $110.5 million from increased prices realized from the sale of our natural gas production, an increase in revenue of $71.4 million from higher natural gas production volumes, offset slightly by an increase in operating costs and expenses of $12.8 million primarily due to increased compression costs. Our E&P segment reported operating income of $428.3 million for the six months ended June 30, 2013, up from an operating loss of $603.7 million for the six months ended June 30, 2012.  The loss for the six months ended June 30, 2012 included an $800.7 million non-cash ceiling test impairment of our natural gas and oil properties.  Excluding the $800.7 non-cash ceiling test impairment, operating income for the six months ended June 30, 2013 increased $231.3 million as a result of an increase in revenue of $101.4 million from increased prices realized from the sale of our natural gas production, an increase in revenue of $122.1 million from higher natural gas production volumes, an increase in revenues of $3.8 million from higher oil and NGL volumes and prices, and a decrease in operating costs and expenses of $2.1 million primarily due to lower salt water disposal costs.

Operating Costs and Expenses

Lease operating expenses per Mcfe for our E&P segment were $0.85 for the three months ended June 30, 2013 compared to $0.79 for the same period in 2012.  The increase in lease operating expense per unit of production for the three months ended June 30, 2013 as compared to the same period of 2012, was primarily due to increase in compression and gathering cost in our Marcellus Shale play, offset slightly by a decrease in salt water disposal cost in our Fayetteville Shale play.  Lease operating expense per Mcfe for our E&P segment were $0.83 for the six months ended June 30, 2013 compared to $0.81 for the same period in 2012, was primarily due to an increase in gathering cost related to our Marcellus Shale play, offset slightly by a decrease in salt water disposal cost.

General and administrative expenses per Mcfe for our E&P segment were $0.24 for the three months ended June 30, 2013 compared to $0.27 for the same period in 2012 primarily due a decrease in personnel costs and information system costs.  General and administrative expenses per Mcfe was $0.23 for the six months ended June 30, 2013 compared to $0.29 for same period in 2012 primarily due to a  decrease in personnel costs and information system costs. In total general and administrative expenses for our E&P segment were $39.1 million for the three months ended June 30, 2013 compared to $37.4 million for the same period in 2012, and were $69.6 million for the six months ended June 30, 2013 compared to $77.3 million for the same period in 2012. The decrease in general and administrative expenses for the six months ended June 30, 2013 as compared to the same period of 2012, was primarily a result of decreased personnel costs and information system costs.

Taxes other than income taxes per Mcfe increased to $0.11 for the three months ended June 30, 2013 compared to $0.08 for the same period in 2012 and remained flat at $0.11 for the six months ended June 30, 2013 compared to the same period in 2012. Taxes other than income taxes per Mcfe vary from period to period due to changes in severance and ad valorem taxes that result from the mix of our production volumes and fluctuations in commodity prices.

Our full cost pool amortization rate averaged $1.05 per Mcfe for the three months ended June 30, 2013 compared to $1.38 for the same period in 2012. For the first six months of 2013, our full cost pool amortization rate averaged $1.07 per Mcfe compared to $1.36 per Mcfe for the same period in 2012. The amortization rate is impacted by the timing and amount of reserve additions and the costs associated with those additions, revisions of previous reserve estimates due to both price and well performance, write-downs that result from full cost ceiling tests, proceeds from the sale of properties that reduce the full cost pool and the levels of costs subject to amortization.  We cannot predict our future full cost pool amortization rate with accuracy due to the variability of each of the factors discussed above, as well as other factors, including but not limited to the uncertainty of the amount of future reserves.

Unevaluated costs excluded from amortization were $1,149.8 million at June 30, 2013 compared to $1,023.9 million at December 31, 2012.  The increase in unevaluated costs since December 31, 2012 primarily resulted from our acquisition of Marcellus acreage in the second quarter 2013 and an increase in our wells in progress.  Unevaluated costs excluded from amortization at June 30, 2013 included $45.8 million related to our properties in Canada, compared to $40.4 million at December 31, 2012.

The timing and amount of production and reserve additions and revisions could have a material adverse impact on our per unit costs.

Midstream Services
	For the three months ended		For the six months ended
	June 30,		June 30,
	2013	2012	2013	2012
	($ in thousands, except volumes)

Revenues – marketing	$760,274	$373,696	$1,359,887	$807,973
Revenues – gathering	$126,501	$114,699	$247,795	$226,876
Gas purchases – marketing	$750,181	$366,994	$1,341,644	$792,489
Operating costs and expenses	$63,705	$49,580	$116,842	$101,250
Operating income	$72,889	$71,821	$149,196	$141,110
Gas volumes marketed (Bcf)	188.7	168.0	368.5	327.5
Gas volumes gathered (Bcf)	223.4	206.2	437.4	408.2

Revenues

Revenues from our marketing activities were up 103% to $760.3 million for the three months ended June 30, 2013 and were up 68% to $1,359.9 million for the six months ended June 30, 2013 compared to the same period in 2012.  For the three months ended June 30, 2013, the volumes marketed increased 12% and the price received for volumes marketed increased 82% compared to the same period in 2012. For the six months ended June 30, 2013, the volumes marketed increased 13% and the price received for volumes marketed increased 49% compared to the same period in 2012. Increases and decreases in marketing revenues due to changes in commodity prices are largely offset by corresponding changes in gas purchase expenses. Of the total volumes marketed, production from our affiliated E&P operated wells accounted for 97% and 93% of the marketed volumes for the three months ended June 30, 2013 and 2012, respectively. For the six months ended June 30, 2013 and 2012, production from our affiliated E&P operated wells accounted for 96% and 95% of the marketed volumes, respectively.

Revenues from our gathering activities were up 10% to $126.5 million for the three months ended June 30, 2013 and up 9% to $247.8 million for the six months ended June 30, 2013 compared to respective periods in 2012. The increase in gathering revenues resulted primarily from an 8% increase in gas volumes gathered for the three months ended June 30, 2013 and a 7% increase in gas volumes for the six months ended June 30, 2013 compared to the same period in 2012.  A majority of the increase in gathering revenues for the three months and six months ended June 30, 2013 resulted from increases in volumes gathered due to our development and growth of our shale properties. Gathering volumes, revenues and expenses for this segment are expected to continue to grow as reserves related to our shale properties are developed and production increases.

Operating Income

Operating income from our Midstream Services segment increased to $72.9 million for the three months ended June 30, 2013  compared to $71.8 million for the same period in 2012 and increased to $149.2 million for the six months ended June 30, 2013 compared to $141.1 million for the same period in 2012. Operating income was higher due to increases in gas volumes gathered which primarily resulted from our rising E&P production volumes. The $1.1 million increase in operating income for the three months ended June 30, 2013 was primarily due to an increase of $11.8 million in gathering revenues and an increase of $3.4 million in the margin generated from our gas marketing activities, which was partially offset by a $14.1 million increase in operating costs and expenses associated with an increase in gas volumes gathered, exclusive of gas purchase costs. The $8.1 million increase in operating income for the six months ended June 30, 2013 was primarily due to an increase of $20.9 million in gathering revenues and an increase of $2.8 million in the margin generated from our gas marketing activities, which was partially offset by a $15.6 million increase in operating costs and expenses, exclusive of gas purchase costs, associated with the increase in gas volumes gathered.

The margin generated from gas marketing activities was $10.1 million for the three months ended June 30, 2013 compared to $6.7 million for the three months ended June 30, 2012. The margin generated from gas marketing activities was $18.2 million for the six months ended June 30, 2013 compared to $15.5 million for the six months ended June 30, 2012. Margins are primarily driven by volumes of natural gas marketed and may fluctuate depending on the prices paid for commodities and the ultimate disposition of those commodities. We enter into hedging activities from time to time with respect to our natural gas marketing activities to provide margin protection. We refer you to Item 3, “Quantitative and Qualitative Disclosures about Market Risks” included in this Form 10-Q for additional information.

Interest Expense

Interest expense, net of capitalization, increased to $9.3 million for the three months ended June 30, 2013, compared to $8.4 million for the same period in 2012 and increased to $18.3 million for the six months ended June 30, 2013 compared to $15.7 million for the same period in 2012. The increase in interest expense, net of capitalization, for the three- and six-month periods ended June 30, 2013 was primarily due to our increased borrowing level, partially offset by an increase in capitalized interest. We capitalized interest of $16.8 million and $33.0 million for the three- and six- month periods ended June 30, 2013, compared to $16.6 million and $30.0 million for the same periods in 2012. The increases in capitalized interest were primarily due to the increase in our unevaluated property balance during 2013.

Income Taxes

Our effective tax rates were 40.0% and 38.0% for the six months ended June 30, 2013 and 2012, respectively.  For the six months ended June 30, 2013, we recorded an income tax expense of $249.3  million compared to an income tax benefit of $182.3 million for the same period in 2012.

Stock-Based Compensation Expense

We recognized expense of $3.0 million and capitalized $2.9 million for stock-based compensation during the three-month period ended June 30, 2013 compared to $2.7 million expense and $2.4 million capitalized for the comparable period in 2012. We recognized expense of $6.0 million and capitalized $5.7 million for stock-based compensation costs recognized during the six-month period ended June 30, 2013 compared to $5.5 million expense and $5.3 million capitalized for the comparable period in 2012. We refer you to Note 14 in the unaudited condensed consolidated financial statements included in this Form 10-Q for additional discussion of our equity based compensation plans.

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

Net cash provided by operating activities  increased 5% to $877.6 million for the six months ended June 30, 2013 compared to $837.4 million for the same period in 2012,  is primarily due to an increase in net income adjusted for non-cash expenses primarily resulting from increased revenues due to higher realized gas prices, higher natural gas production and gathering volumes, offset slightly by a decrease in changes in working capital. During the six months ended June 30, 2013, requirements for our capital investments were funded primarily from our cash generated by operating activities, cash and cash equivalents, and net proceeds from borrowings under our Credit Facility. For the six months ended June 30, 2013, cash generated from our operating activities funded 75% of our cash requirements for capital investments and 73% for the six months ended June 30, 2012.

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

Capital Investments

Our capital investments were $1.2 billion for the six months ended June 30, 2013 and 2012.  Our E&P segment investments were $1.1 billion for the six months ended June 30, 2013 and 2012.  Our E&P segment capitalized internal costs of $86.3 million for the six months ended June 30, 2013 compared to $80.7 million for the comparable period in 2012. These internal costs were directly related to acquisition, exploration and development activities and are included as part of the cost of natural gas and oil properties.

Our capital investments for 2013 are planned to be approximately $2.2 billion, consisting of $2.0 billion for E&P, $160 million for Midstream Services and $90 million for corporate and other purposes. Of the approximate $2.0 billion for E&P, we expect to allocate approximately $900 million to our Fayetteville Shale play and approximately $870 million to our Marcellus Shale play.  Our planned level of capital investments in 2013 is expected to allow us to continue our progress in the Fayetteville Shale and Marcellus Shale programs and explore and develop other existing natural gas and oil properties and generate new drilling prospects. Our remaining 2013 capital investment program is expected to be funded through cash flow from operations and borrowings under our revolving credit facility. The planned capital program for 2013 is flexible and can be modified.  We will reevaluate our proposed investments as needed to take into account prevailing market conditions and, if natural gas prices change significantly in 2013, we could change our planned investments.

Financing Requirements

Our total debt outstanding was $1.9 billion at June 30, 2013 compared to $1.7 billion at December 31, 2012.  In February 2011, we amended and restated our unsecured revolving credit facility, increasing the borrowing capacity to $1.5 billion and extending the maturity date to February 2016.  The amount available under the revolving credit facility may be increased to $2.0 billion at any time upon the Company’s agreement with its existing or additional lenders. We had $230.0 million outstanding under our revolving credit facility at June 30, 2013 compared to no borrowings on our credit facility at December 31, 2012.

The interest rate on our Credit Facility is calculated based upon our public debt rating and is currently 200 basis points over LIBOR. Our publicly traded notes are rated BBB- by Standard and Poor’s and we have a long term debt rating of Baa3 by Moody’s. Any downgrades in our public debt ratings could increase our cost of funds under the Credit Facility.

Our Credit Facility contains covenants which impose certain restrictions on us. Under the Credit Facility, we must keep our total debt at or below 60% of our total capital, and must maintain a ratio of EBITDA to interest expense of 3.5 or above. Our Credit Facility’s financial covenants with respect to capitalization percentages exclude hedging activities, pension and other postretirement liabilities as well as the effects of non-cash entries that result from any full cost ceiling impairments occurring after the date of the agreement. At June 30, 2013, our capital structure as determined under our Credit Facility was 30% debt and 70% equity, which excluded hedging activities, pension and other postretirement liabilities, and if applicable, the effect of the non-cash full cost ceiling impairment. We were in compliance with all of the covenants of our Credit Facility at June 30, 2013. Although we do not anticipate any violations of our financial covenants, our ability to comply with those covenants is dependent upon the success of our exploration and development program and upon factors beyond our control, such as the market prices for natural gas and oil.  If we are unable to borrow under our Credit Facility, we may have to decrease our capital investment plans.

In March 2012, we issued $1 billion of 4.10% Senior Notes due 2022 in a private placement. A portion of the net proceeds of the offering were used to repay the amounts outstanding under the Company’s revolving credit facility and the remaining proceeds were used for general corporate purposes.

At June 30, 2013, our capital structure consisted of 36% debt and 64% equity (exclusive of cash and cash equivalents and restricted cash) and $25.7 million in cash and cash equivalents and restricted cash, compared to 35% debt and 65% equity at December 31, 2012.  Equity at June 30, 2013 included an accumulated other comprehensive gain of $119.7 million related to our hedging activities, partially offset by $21.8 million related to our pension and other postretirement liabilities. The amount recorded in equity for our hedging activities is based on current market values for our hedges at June 30, 2013 and does not necessarily reflect the value that we will receive or pay when the hedges are ultimately settled, nor does it take into account revenues to be received associated with the physical delivery of sales volumes hedged.

Our hedges allow us to ensure a certain level of cash flow to fund our operations.  At June 30, 2013, we had NYMEX commodity price hedges in place on 168.8 Bcf of our remaining targeted 2013 natural gas production and 232.7 Bcf of our expected 2014 natural gas production.  The amount of long-term debt we incur will be largely dependent upon commodity prices and our capital investment plans.

Contractual Obligations and Contingent Liabilities and Commitments

We have various contractual obligations in the normal course of our operations and financing activities. There have been no material changes to our contractual obligations from those disclosed in our 2012 Annual Report on Form 10-K.

Contingent Liabilities and Commitments

In the first quarter of 2010, the Company was awarded exclusive licenses by the Province of New Brunswick in Canada to conduct an exploration program covering approximately 2.5 million acres in the province. The licenses require the Company to make certain capital investments in New Brunswick of approximately $47 million in the aggregate over a three year period. In order to obtain the licenses, the Company provided promissory notes payable on demand to the Minister of Finance of the Province of New Brunswick with an aggregate principal amount of $44.5 million Canadian dollars. The promissory notes secure the Company's capital expenditure obligations under the licenses and are returnable to the Company to the extent the Company performs such obligations. If the Company fails to fully perform, the Minister of Finance may retain a portion of the applicable promissory notes in an amount equal to any deficiency. The Company commenced its Canada exploration program in 2010 and no liability has been recognized in connection with the promissory notes due to the Company’s investments in New Brunswick as of June 30, 2013 and its future investment plans. In December 2012, we received two one-year extensions to our exploration license agreements which expire on March 16, 2014 and March 16, 2015, respectively.

Substantially all of our employees are covered by defined pension and postretirement benefit plans. As of June 30, 2013, the Company has contributed $6.0 million to the pension plan and $0.1 million to the postretirement benefit plan, and expects to contribute $12.0 million to the pension plan and $0.1 million to the postretirement benefit plan.    At June 30, 2013, we recognized a liability of $34.7 million as a result of the underfunded status of our pension and other postretirement benefit plans compared to a liability of $33.5 million at December 31, 2012.

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

Working Capital

We had negative working capital of $54.2 million at June 30, 2013 and positive working capital of $41.1 million at December 31, 2012. Current assets decreased by $16.1 million during the six months ended June 30, 2013 primarily due to a $36.2 million decrease in current hedging asset, a $36.4 million decrease in cash, cash equivalents and restricted cash, and a $21.7 million decrease in other current assets. These decreases were partially offset by a $68.3 million increase in accounts receivable and a $10.0 million increase in inventory.  Current liabilities increased by $79.3 million during the six months ended June 30, 2013 primarily as a result of a $115.1 million increase in accounts payable, a $17.6 million increase in taxes payable, and a $26.7 million increase in other current liabilities, offset slightly by a $68.9 million decrease in advances from partners, a $10.2 million decrease in current deferred income taxes, and a $1.1 million decrease in interest payable.  We maintain access to funds that may be needed to meet capital requirements through our Credit Facility described in “Financing Requirements” above.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risks relating to our operations result primarily from the volatility in commodity prices, basis differentials and interest rates, as well as credit risk concentrations. We use natural gas and crude oil swap agreements and options and interest rate swaps to reduce the volatility of earnings and cash flow due to fluctuations in the prices of natural gas and oil and in interest rates. Our Board of Directors has approved risk management policies and procedures to utilize financial products for the reduction of defined commodity price risk.  The Board of Directors has approved our use of financial products for the reduction of interest rate risks.  These policies prohibit speculation with derivatives and limit swap agreements to counterparties with appropriate credit standings.

Credit Risk

Our financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables and derivative contracts associated with commodities trading. Concentrations of credit risk with respect to receivables are limited due to the large number of our customers and their dispersion across geographic areas. No single customer accounted for greater than 10% of revenues for the six months ended June 30, 2013.  See “Commodities Risk” below for discussion of credit risk associated with commodities trading.

Interest Rate Risk

At June 30, 2013, we had approximately $1.9 billion of total debt with a weighted average interest rate of 5.1%. Our revolving credit facility has a floating interest rate (2.17% at June 30, 2013).  At June 30, 2013, we had borrowings outstanding of $230.0 million under our Credit Facility.

Interest rate swaps may be used to adjust interest rate exposures when deemed appropriate. At June 30, 2013, the Company had a net derivative asset position of $2.6 million related to interest-rate swaps. A 10% increase or decrease in interest rates would not result in a material increase or decrease in the aggregate fair value of outstanding interest-rate swap agreements. For a summary of the Company’s open interest-rate derivative positions, see Note 7—Derivative Instruments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

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

Exploration and Production

The following table provides information about our financial instruments that are sensitive to changes in commodity prices and that are used to hedge prices for natural gas production. The table presents the notional amount in Bcf, the weighted average contract prices and the fair value by expected maturity dates. At June 30, 2013, the net fair value of our financial instruments related to natural gas production was a $261.6 million asset.

	Volume (Bcf)	Weighted Average Price to be Swapped ($/MMBtu)	Weighted Average Floor Price ($/MMBtu)	Weighted Average Ceiling Price ($/MMBtu)	Weighted Average Basis Differential ($/MMBtu)	Fair value at June 30, 2013 ($ in millions)
Natural Gas (Bcf):

Fixed Price Swaps:
2013	168.8	$4.68	$–	$–	$–	$174.7
2014	232.7	$4.41	$–	$–	$–	$114.8

Basis Swaps:
2013	14.1	$–	$–	$–	$0.05	$5.0
2014	15.2	$–	$–	$–	$0.04	$5.9

Fixed Price Call Options:
2015	199.8	$–	$5.09	$–	$–	$(38.8)

At June 30, 2013, our basis swaps did not qualify for hedge accounting treatment. Changes in the fair value of derivatives that do not qualify as cash flow hedges are recorded in gas and oil sales. For the six months ended June 30, 2013, we recorded an unrealized loss of $34.7 million related to fixed price call options that did not qualify for hedge accounting treatment, an unrealized gain of $87.8 million related to fixed price swaps not designated for hedge accounting, an unrealized gain of $6.9 million related to the basis swaps that did not qualify for hedge accounting treatment and an unrealized loss of $0.7 million related to the change in estimated ineffectiveness of our cash flow hedges. Typically, our hedge ineffectiveness results from changes at the end of a reporting period in the price differentials between the index price of the derivative contract, which is primarily a NYMEX price, and the index price for the point of sale for the cash flow that is being hedged.

Item 4. Controls and Procedures.

Material Weakness in Internal Control over Financial Reporting

As previously discussed in Item 8. “Financial Statements and Supplementary Data” of our 2012 Annual Report on Form 10-K, we reported a material weakness, solely related to the review of the tax benefit associated with capitalized intangible drilling costs within the ceiling calculation of the full cost ceiling test.  As discussed below, we have concluded that the controls related to our previously identified material weakness are designed and operating effectively and, therefore, have concluded that, as of June 30, 2013, such material weakness has been remediated.

Evaluation of  Disclosure Controls and Procedures

 We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Our disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, accumulate and communicate information to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and submission within the time periods specified in the SEC’s rules and forms. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those determined to be effective can provide only a level of reasonable assurance with respect to financial statement preparation and presentation.  Based on the evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2013 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Previously Identified Material Weakness

During the six months ended June 30, 2013, we continued efforts to address the material weakness in our internal control over financial reporting as identified by management in conjunction with the preparation of our 2012 Annual Report on Form 10-K solely related to the review of the tax benefit associated with capitalized intangible drilling costs within the ceiling calculation of the full cost ceiling test.  These efforts have included enhanced analytical analysis and improved cross-functional management review of this tax benefit within the ceiling calculation of the full cost ceiling test.  We have tested the internal controls related to the remediation of this deficiency and have found them to be effective and have concluded that the previously identified and disclosed material weakness has been remediated as of June 30, 2013.

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

In June 2012, SEPCO filed its appellate brief and, in June 2012, plaintiff and intervenor filed a cross-appellate brief seeking limited remand to reassess the disgorgement determination. The parties filed their responses to the appellate and cross appellate briefs in November 2012.  Oral argument was held before the Tyler Court of Appeals on March 8, 2013.  On July 10, 2013, the Tyler Court of Appeals ordered that (1) the judgment awarding plaintiff and intervenor $23.9 million as disgorgement of illicit gains be reversed and judgment rendered that they take nothing, (2) the award of $11.4 million for actual damages, insofar as it is based on the jury’s findings of breach of fiduciary duty, fraud, breach of contract, and theft of trade secret is reversed and judgment rendered that plaintiff and intervenor take nothing under those theories of recovery, (3) the award of $11.4 million to plaintiff and intervenor as damages for misappropriation of trade secret is affirmed, (4) the case be remanded to the trial court for a determination and award of attorney’s fees for SEPCO as the prevailing party under the Texas Theft Liability Act, and (5) in all other respects, the judgment is affirmed.  On July 25, 2013, SEPCO filed its motion for rehearing with the Tyler Court of Appeals, seeking reversal of every part of plaintiff and intervenor’s recovery.  Plaintiff and intervenor filed an unopposed motion for an extension of their deadline to file a motion for rehearing, which the Tyler Court of Appeals has granted; their deadline to file their motion is now August 26, 2013.

Based on the Company's understanding and judgment of the facts and merits of this case, including appellate defenses, and after considering the advice of counsel, the Company has determined that, although reasonably possible after exhaustion of all appeals, an adverse final outcome to this lawsuit is not probable.  As such, the Company has not accrued any amounts with respect to this lawsuit.  If the plaintiff and intervenor were to ultimately prevail in the appellate process, the Company currently estimates, based on the judgments to date, that SEPCO’s potential liability would be up to $45.5 million, including interest and attorney’s fees. The Company’s assessment may change in the future due to occurrence of certain events, such as denied appeals, and such re-assessment could lead to the determination that the potential liability is probable and could be material to the Company's results of operations, financial position or cash flows.

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

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

(10.1)        Southwestern Energy Company 2013 Incentive Plan. (Incorporated by reference to Annex A of the Registrant’s Proxy Statement filed April 8, 2013)

(10.2*)       Southwestern Energy Company 2013 Incentive Plan Guidelines for Performance Unit Awards.

(10.3*)       Southwestern Energy Company 2013 Incentive Plan Guidelines for Annual Incentive Awards.

(10.4*)       Southwestern Energy Company 2013 Incentive Plan Form of Incentive Stock Option Award Agreement.

(10.5*)       Southwestern Energy Company 2013 Incentive Plan Form of NonQualified Stock Option Award Agreement.

(10.6*)       Southwestern Energy Company 2013 Incentive Plan Form of NonQualified Stock Option Award Agreement for Directors.

(10.7*)       Southwestern Energy Company 2013 Incentive Plan Form of Restricted Stock Award Agreement.

(10.8*)       Southwestern Energy Company 2013 Incentive Plan Form of Restricted Stock Award Agreement for Directors.

(10.9*)       Southwestern Energy Company 2013 Incentive Plan Form of Restricted Stock Unit Award Agreement.

(10.10*)       Southwestern Energy Company 2013 Incentive Plan Form of Restricted Stock Unit Award Agreement for Directors.

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

____________

*Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHWESTERN ENERGY COMPANY
Registrant

Dated:	August 1, 2013	/s/ R. CRAIG OWEN
R. Craig Owen
Senior Vice President
and Chief Financial Officer