Form 10-Q
period 2014-06-30
SOUTHWESTERN ENERGY CO
filed 2014-07-31
CIK 7332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2014

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Class		Outstanding as of July 29, 2014
Common Stock, Par Value $0.01		353,159,739

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2014	2013	2014	2013

	(in millions, except share/per share amounts)
Operating Revenues:
Gas sales	$717	$614	$1,510	$1,119
Gas marketing	266	201	538	381
Oil sales	5	3	7	8
Gas gathering	47	44	93	87
	1,035	862	2,148	1,595
Operating Costs and Expenses:
Gas purchases – midstream services	261	200	532	380
Operating expenses	101	82	201	146
General and administrative expenses	52	48	108	85
Depreciation, depletion and amortization	230	187	455	366
Taxes, other than income taxes	24	20	50	41
	668	537	1,346	1,018
Operating Income	367	325	802	577
Interest Expense:
Interest on debt	25	25	50	49
Other interest charges	–	1	1	3
Interest capitalized	(13)	(17)	(26)	(33)
	12	9	25	19

Other Gain, Net	–	1	1	–
Gain (Loss) on Derivatives	(8)	93	(108)	64

Income Before Income Taxes	347	410	670	622
Provision for Income Taxes:
Current	3	16	2	16
Deferred	137	148	267	233
	140	164	269	249
Net Income	$207	$246	$401	$373

Earnings Per Share:
Basic	$0.59	$0.70	$1.14	$1.07
Diluted	$0.59	$0.70	$1.14	$1.06

Weighted Average Common Shares Outstanding:
Basic	351,391,582	350,448,806	351,307,527	350,241,768
Diluted	352,579,522	351,082,807	352,306,268	350,911,892

The accompanying notes are an integral part of these

unaudited condensed consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in millions)

Net income	$207	$246	$401	$373

Change in derivatives:
Settlements (1)	15	(28)	40	(75)
Ineffectiveness (2)	–	1	1	1
Change in fair value of derivative instruments (3)	5	68	(49)	22
Total change in derivatives	20	41	(8)	(52)

Change in value of pension and other postretirement liabilities:
Amortization of prior service cost included in net periodic pension cost	–	–	–	1

Change in currency translation adjustment	3	(1)	–	(2)

Comprehensive income	$230	$286	$393	$320

(1)	Net of $10, ($18), $27 and ($50) million in taxes for the three months ended June 30, 2014 and 2013, and six months ended June 30, 2014 and 2013, respectively.

(2)	Net of $0, $1, $1 and $0 million in taxes for the three months ended June 30, 2014 and 2013, and six months ended June 30, 2014 and 2013, respectively

(3)	Net of $4, $45, ($32) and $15 million in taxes for the three months ended June 30, 2014 and 2013, and six months ended June 30, 2014 and 2013, respectively

The accompanying notes are an integral part of these

unaudited condensed consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2014	2013
ASSETS	(in millions)
Current assets:
Cash and cash equivalents	$20	$23
Accounts receivable	513	464
Inventories	38	38
Derivative assets	40	71
Other current assets	51	48
Total current assets	662	644
Natural gas and oil properties, using the full cost method, including $958 million in 2014 and $957 million in 2013 excluded from amortization	14,440	13,294
Gathering systems	1,381	1,306
Other	730	703
Less: Accumulated depreciation, depletion and amortization	(8,462)	(8,006)
Total property and equipment, net	8,089	7,297
Other long-term assets	136	107
TOTAL ASSETS	$8,887	$8,048

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$688	$507
Taxes payable	66	68
Interest payable	34	33
Current deferred income taxes	–	24
Derivative liabilities	72	7
Other current liabilities	26	49
Total current liabilities	886	688
Long-term debt	1,838	1,950
Deferred income taxes	1,832	1,532
Pension and other postretirement liabilities	17	16
Other long-term liabilities	272	240
Total long-term liabilities	3,959	3,738
Commitments and contingencies (Note 11)
Equity:
Common stock, $0.01 par value; authorized 1,250,000,000 shares; issued 353,161,843 shares in 2014 and 352,938,584 in 2013	4	4
Additional paid-in capital	996	969
Retained earnings	3,054	2,653
Accumulated other comprehensive loss	(12)	(4)
Total equity	4,042	3,622
TOTAL LIABILITIES AND EQUITY	$8,887	$8,048

The accompanying notes are an integral part of these
unaudited consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended
	June 30,
	2014	2013
	(in millions)
Cash Flows From Operating Activities
Net income	$401	$373
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	455	366
Amortization of debt issuance cost	2	2
Deferred income taxes	267	233
(Gain) loss on derivatives excluding derivatives, settled	62	(63)
Stock-based compensation	9	6
Other	–	1
Change in assets and liabilities:
Accounts receivable	(49)	(68)
Inventories	–	(6)
Accounts payable	53	48
Taxes payable (receivable)	(2)	18
Advances from partners	–	(69)
Other assets and liabilities	(4)	37
Net cash provided by operating activities	1,194	878

Cash Flows From Investing Activities
Capital investments	(1,144)	(1,176)
Proceeds from sale of property and equipment	17	–
Transfers from restricted cash	–	9
Other	3	6
Net cash used in investing activities	(1,124)	(1,161)

Cash Flows From Financing Activities
Payments on current portion of long-term debt	(1)	(1)
Payments on revolving long-term debt	(2,486)	(1,233)
Borrowings under revolving long-term debt	2,375	1,463
Change in bank drafts outstanding	30	21
Proceeds from exercise of common stock options	9	5
Net cash (used in) provided by financing activities	(73)	255

Decrease in cash and cash equivalents	(3)	(28)
Cash and cash equivalents at beginning of year	23	54
Cash and cash equivalents at end of period	$20	$26

The accompanying notes are an integral part of these

unaudited condensed consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

					Accumulated
	Common Stock		Additional		Other
	Shares		Paid-In	Retained	Comprehensive
	Issued	Amount	Capital	Earnings	Loss	Total

	(in millions)

Balance at December 31, 2013	353	$4	$969	$2,653	$(4)	$3,622
Comprehensive income (loss):
Net income	–	–	–	401	–	401
Other comprehensive loss	–	–	–	–	(8)	(8)
Total comprehensive income (loss)	–	–	–	401	(8)	393

Stock-based compensation	–	–	18	–	–	18
Exercise of stock options	–	–	9	–	–	9
Balance at June 30, 2014	353	$4	$996	$3,054	$(12)	$4,042

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

(2) ACQUISITIONS AND DIVESTITURES

In March 2014, the Company signed an agreement to purchase approximately 306,000 net acres in northwest Colorado principally in the Niobrara formation for approximately $183 million, subject to closing adjustments. The Company utilized its Credit Facility to finance the acquisition. The Company closed on the acquisition on May 1, 2014 and is accounting for it as an asset acquisition.

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

(3) PREPAID EXPENSES

The components of prepaid expenses included in other current assets as of June 30, 2014 and December 31, 2013 consisted of the following:

	June 30,	December 31,
	2014	2013
	(in millions)

Prepaid drilling costs	$2	$9
Prepaid insurance	2	8
Prepaid taxes	12	14
Total	$16	$31

(4) INVENTORY

Inventory recorded in current assets includes $35 million at June 30, 2014 and $34 million at December 31, 2013 for tubular and other equipment used in the Company’s E&P segment, and $2 million at June 30, 2014 and $4 million at December 31, 2013 for natural gas in underground storage owned by the E&P segment.

Other long-term assets include $17 million at June 30, 2014 and $15 million at December 31, 2013, respectively, for inventory held by the Midstream Services segment consisting primarily of pipe that will be used to construct gathering systems.

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

Using the average quoted price from the first day of each month from the previous 12 months for Henry Hub natural gas of $4.10 per MMBtu and $96.75 per barrel for West Texas Intermediate oil, adjusted for market differentials, the Company’s net book value of its United States natural gas and oil properties did not exceed the ceiling amount and did not result in a ceiling test impairment at June 30, 2014. Cash flow hedges of natural gas production in place increased the ceiling value by $37 million, net of tax, at June 30, 2014.  Decreases in average quoted prices, adjusted for market differentials, from June 30, 2014 levels as well as changes in production rates, levels of reserves, capitalized costs, the evaluation of costs excluded from amortization, future development costs, service costs and taxes could result in future ceiling test impairments.

Using the average quoted price from the first day of each month from the previous 12 months for Henry Hub natural gas of $3.44 per MMBtu and $88.13 per barrel for West Texas Intermediate oil, adjusted for market differentials, the Company’s net book value of its United States natural gas and oil properties did not exceed the ceiling amount and did not result in a ceiling test impairment at June 30, 2013. Cash flow hedges of natural gas production in place increased the ceiling by $151 million, net of tax, at June 30, 2013.

All of the Company’s costs directly associated with the acquisition and evaluation of properties in Canada relating to its exploration program at June 30, 2014 were unproved and did not exceed the ceiling amount.  If the exploration program in Canada is unsuccessful on all or a portion of these properties, a ceiling test impairment may result in the future.

(6) EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income (the numerator) by the weighted-average number of common shares outstanding for the period (the denominator). Diluted earnings per share is similarly calculated except that the denominator is increased using the treasury stock method to reflect the potential dilution that could occur if outstanding stock options were exercised and unvested restricted stock and performance unit awards were vested at the end of the applicable period.

The following table presents the computation of earnings per share for the three and six month period ended June 30, 2014 and 2013:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2014	2013	2014	2013

Net income (in millions)	$207	$246	$401	$373

Number of common shares:
Weighted average outstanding	351,391,582	350,448,806	351,307,527	350,241,768
Issued upon assumed exercise of outstanding stock options	490,302	386,999	418,987	481,528
Effect of issuance of nonvested restricted common stock	577,599	247,002	472,008	188,596
Effect of issuance of nonvested performance units	120,039	–	107,746	–
Weighted average and potential dilutive outstanding (1)(2)	352,579,522	351,082,807	352,306,268	350,911,892

Earnings per share:
Basic	$0.59	$0.70	$1.14	$1.07

Diluted	$0.59	$0.70	$1.14	$1.06

(1)

Options for 654,189 shares and 19,045 shares of restricted stock were excluded from the calculation for the three months ended June 30, 2014 because they would have had an antidilutive effect.  Options for 1,599,246 shares and 29,251 shares of restricted stock were excluded from the calculation for the three months ended June 30, 2013 because they would have had an antidilutive effect.

(2)

Options for 1,026,958 shares and 22,952 shares of restricted stock were excluded from the calculation for the six months ended June 30, 2014 because they would have had an antidilutive effect.  Options for 2,079,849 shares and 246,347 shares of restricted stock were excluded from the calculation for the six months ended June 30, 2013 because they would have had an antidilutive effect.

(7) DERIVATIVES AND RISK MANAGEMENT

The Company is exposed to volatility in market prices and basis differentials for natural gas and crude oil which impacts the predictability of its cash flows related to the sale of natural gas and oil, and is exposed to volatility in interest rates. These risks are managed by the Company’s use of certain derivative financial instruments.  At June 30, 2014 and December 31, 2013, the Company’s derivative financial instruments consisted of fixed price swaps, basis swaps, fixed price call options, and interest rate swaps. A description of the Company’s derivative financial instruments is provided below:

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

GAAP requires that all derivatives be recognized in the balance sheet as either an asset or liability and be measured at fair value other than transactions for which normal purchase/normal sale is applied. Under GAAP, certain criteria must be satisfied in order for derivative financial instruments to be classified and accounted for as either a cash flow or a fair value hedge. Accounting for qualifying hedges requires a derivative’s gains and losses to be recorded either in earnings or as a component of other comprehensive income. Gains and losses on derivatives that are not designated for hedge accounting treatment or that do not meet hedge accounting requirements are recorded in earnings as a component of gain (loss) on derivatives. Within the gain (loss) on derivatives component of the statement of operations are gains (losses) on derivatives excluding derivatives, settled and gains (losses) on derivatives, settled. The Company calculates gains (losses) on derivatives, settled, as the summation of gains and losses on positions which have settled within the period.

The Company utilizes counterparties for its derivative instruments that it believes are creditworthy at the time the transactions are entered into and the Company closely monitors the credit ratings of these counterparties. Additionally, the Company performs both quantitative and qualitative assessments of these counterparties based on their credit ratings and credit default swap rates where applicable. However, the events in the financial markets in recent years demonstrate there can be no assurance that a counterparty will be able to meet its obligations to the Company.

The balance sheet classification of the assets related to derivative financial instruments are summarized below at June 30, 2014 and December 31, 2013:

	Derivative Assets
	June 30, 2014		December 31, 2013
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
	(in millions)
Derivatives designated as hedging instruments:
Fixed price swaps	Derivative assets	$11	Derivative assets	$21
Fixed price swaps	Other long-term assets	16	Other long-term assets	–
Total derivatives designated as hedging instruments		$27		$21

Derivatives not designated as hedging instruments:
Basis swaps	Derivative assets	$19	Derivative assets	$13
Fixed price swaps	Derivative assets	10	Derivative assets	37
Basis swaps	Other long-term assets	3	Other long-term assets	–
Fixed price swaps	Other long-term assets	16	Other long-term assets	–
Interest rate swaps	Other long-term assets	3	Other long-term assets	8
Total derivatives not designated as hedging instruments		$51		$58

Total derivative assets		$78		$79

	Derivative Liabilities
	June 30, 2014		December 31, 2013
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value

	(in millions)
Derivatives designated as hedging instruments:
Fixed price swaps	Derivative liabilities	$24	Derivative liabilities	$4
Total derivatives designated as hedging instruments		$24		$4
Derivatives not designated as hedging instruments:
Basis swaps	Derivative liabilities	$20	Derivative liabilities	$2
Fixed price swaps	Derivative liabilities	9	Derivative liabilities	–
Fixed price call options	Derivative liabilities	16	Derivative liabilities	–
Interest rate swaps	Derivative liabilities	3	Derivative liabilities	2
Basis swaps	Other long-term liabilities	4	Other long-term liabilities	–
Fixed price call options	Other long-term liabilities	37	Other long-term liabilities	30
Interest rate swaps	Other long-term liabilities	3	Other long-term liabilities	3
Total derivatives not designated as hedging instruments		$92		$37

Total derivative liabilities		$116		$41

As of June 30, 2014, the Company had fixed price swap derivatives designated as hedges and not designated as hedges on the following volumes of natural gas production (in Bcf):

Year	Fixed price swaps designated for hedge accounting	Fixed price swaps not designated for hedge accounting	Total
2014	142	91	233
2015	120	120	240

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

As of June 30, 2014, the Company recorded a net gain in accumulated other comprehensive income related to its hedging activities of $1 million net of a deferred income tax liability of $1 million. The amount recorded in accumulated other comprehensive income will be relieved over time and recognized in the statement of operations as the physical transactions being hedged occur. Assuming the market prices of natural gas futures as of June 30, 2014 remain unchanged, the Company would expect to transfer an aggregate after-tax net loss of $8 million from accumulated other comprehensive income to earnings during the next 12 months. Gains or losses from derivative instruments designated as cash flow hedges are reflected as adjustments to natural gas sales in the consolidated statements of operations. Volatility in net income, comprehensive income and accumulated other comprehensive income may occur in the future as a result of the Company’s derivative activities.

The following tables summarize the before tax effect of all cash flow hedges on the unaudited condensed consolidated financial statements for the three and six month periods ended June 30, 2014 and 2013:

		Gain (Loss) Recognized in Other Comprehensive Income
		(Effective Portion)
		For the three months ended		For the six months ended
		June 30,		June 30,
Derivative Instrument		2014	2013	2014	2013
		(in millions)
Fixed price swaps		$9	$113	$(81)	$39

	Classification of Gain (Loss)	Gain (Loss) Reclassified from Accumulated
	Reclassified from	Other Comprehensive Income
	Accumulated Other	into Earnings (Effective Portion)
	Comprehensive Income	For the three months ended		For the six months ended
	into Earnings	June 30,		June 30,
Derivative Instrument	(Effective Portion)	2014	2013	2014	2013
		(in millions)
Fixed price swaps	Gas sales	$(25)	$46	$(67)	$125

		Loss Recognized in Earnings
		(Ineffective Portion)
	Classification of Loss	For the three months ended		For the six months ended
	Recognized in Earnings	June 30,		June 30,
Derivative Instrument	(Ineffective Portion)	2014	2013	2014	2013
		(in millions)
Fixed price swaps	Gas sales	$–	$(2)	$(2)	$(1)

Other Derivative Contracts

For other derivative contracts, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item are recognized in earnings immediately.

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

As of June 30, 2014, the Company had basis swaps on natural gas production that were not designated for hedge accounting of 17 Bcf, 15 Bcf, and 4 Bcf in 2014, 2015, and 2016, respectively.

As of June 30, 2014, the Company had fixed price call options on 200 Bcf and 120 Bcf of natural gas production in 2015 and 2016, respectively, not designated for hedge accounting treatment and fixed price swaps of 91 Bcf and 120 Bcf of natural gas production in 2014 and 2015, respectively, not designated for hedge accounting.

The Company is a party to interest rate swaps that were entered into in order to mitigate the Company’s exposure to volatility in interest rates related to construction of its new corporate office complex. The interest rate swaps build to a notional amount of $170 million and expire in June 2020. The Company did not designate the interest rate swaps for hedge accounting.  Changes in the fair value of the interest rate swaps are included in gain (loss) on derivatives in the consolidated statements of operations.

The following table summarizes the before tax effect of fixed price swaps, basis swaps, fixed price call options and interest rate swaps not designated for hedge accounting on the condensed consolidated statements of operations for the three and six month period ended June 30, 2014 and 2013:

		Gain (Loss) on Derivatives
		Excluding Derivatives, Settled
		Recognized in Earnings
		For the three months ended		For the six months ended
	Consolidated Statement of Operations	June 30,		June 30,
Derivative Instrument	Classification of Gain (Loss) on Derivatives Excluding Derivatives, Settled	2014	2013	2014	2013
		(in millions)
Basis swaps	Gain (Loss) on Derivatives	$(3)	$10	$(13)	$7
Fixed price call options	Gain (Loss) on Derivatives	$4	$22	$(23)	$(35)
Fixed price swaps	Gain (Loss) on Derivatives	$2	$58	$(21)	$88
Interest rate swaps	Gain (Loss) on Derivatives	$(3)	$3	$(5)	$3

		Gain (Loss)
		on Derivatives, Settled (1)
		Recognized in Earnings
	Consolidated Statement of Operations	For the three months ended		For the six months ended
	Classification of Gain (Loss)	June 30,		June 30,
Derivative Instrument	on Derivatives, Settled (1)	2014	2013	2014	2013
		(in millions)
Basis swaps	Gain (Loss) on Derivatives	$5	$–	$(10)	$1
Fixed price swaps	Gain (Loss) on Derivatives	$(13)	$–	(36)	–

(1)	The Company calculates gain (loss) on derivatives, settled, as the summation of gains and losses on positions that have settled within the period reported.

(8) RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables detail the components of accumulated other comprehensive loss and the related tax effects for the six months ended June 30, 2014:

	For the six months ended
	June 30, 2014
	(in millions) (1)
	Gains and Losses on Cash Flow Hedges	Pension and Other Postretirement	Foreign Currency	Total
Balance at December 31, 2013	$9	$(9)	$(4)	$(4)

Other comprehensive loss before reclassifications	(49)	–	–	(49)

Amounts reclassified from accumulated other comprehensive loss (2)	41	–	–	41

Net current-period other comprehensive income (loss)	(8)	–	–	(8)

Balance at June 30, 2014	$1	$(9)	$(4)	$(12)

(1)	All amounts are net of tax.
(2)	See separate table below for details about these reclassifications.

The following table details the amounts reclassified from accumulated other comprehensive loss into earnings for the six months ended June 30, 2014:

Details about Accumulated Other Comprehensive Loss	Affected Line Item in the Consolidated Statement of Operations	Amount Reclassified from Accumulated Other Comprehensive Loss
		For the six months ended June 30, 2014
		(in millions)
Gains (losses) on cash flow hedges
Settlements	Gas sales	$(67)
Ineffectiveness	Gas sales	(2)
	Income before income taxes	(69)
	Provision for income taxes	(28)
	Net income	$(41)

Total reclassifications for the period	Net income	$(41)

(9) FAIR VALUE MEASUREMENTS

The carrying amounts and estimated fair values of the Company’s financial instruments as of June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in millions)

Cash and cash equivalents	$20	$20	$23	$23
Credit facility	$171	$171	$283	$283
Senior notes	$1,668	$2,044	$1,668	$1,796
Derivative instruments	$(38)	$(38)	$38	$38

The carrying values of cash and cash equivalents, accounts receivable, accounts payable, other current assets and current liabilities on the unaudited condensed consolidated balance sheets approximate fair value because of their short-term nature. For debt and derivative instruments, the following methods and assumptions were used to estimate fair value:

Debt: The fair values of the Company’s senior notes were based on the market for the Company’s publicly traded debt as determined based on yield of the Company’s 7.5% Senior Notes due 2018, which was 1.9% at June 30, 2014 and 2.6% at December 31, 2013, and its 4.10% Senior Notes due 2022, which was 3.2% at June 30, 2014, and 4.2% at December 31, 2013. The carrying value of the borrowings under the Company’s Credit Facility at June 30, 2014, approximates fair value because the interest rate is variable and reflective of market rates.  The Company considers the fair value of its debt to be a Level 2 measurement on the fair value hierarchy.

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

The Company has classified its derivatives into these levels depending upon the data utilized to determine their fair values. The Company’s Level 2 fair value measurements include fixed-price swaps and are estimated using internal discounted cash flow calculations using the NYMEX futures index. The Company utilizes discounted cash flow models for valuing its interest rate derivatives. The net derivative values attributable to the Company's interest rate derivative contracts as of June 30, 2014 are based on (i) the contracted notional amounts, (ii) active market-quoted London Interbank Offered Rate (“LIBOR”) yield curves and (iii) the applicable credit-adjusted risk-free rate yield curve. The Company's interest rate derivative asset and liability measurements represent Level 2 inputs in the hierarchy. The Company’s Level 3 fair value measurements include fixed price call options and basis swaps. The Company’s fixed price call options are valued using the Black-Scholes model, an industry standard option valuation model that takes into account inputs such as contract terms, including maturity, and market parameters, including assumptions of the NYMEX futures index, interest rates, volatility and credit worthiness.  The Company’s basis swaps are estimated using internal discounted cash flow calculations based upon forward commodity price curves.

Inputs to the Black-Scholes model, including the volatility input, which is the significant unobservable input for Level 3 fair value measurements, are obtained from a third-party pricing source, with independent verification of most significant inputs on a monthly basis. An increase (decrease) in volatility would result in an increase (decrease) in fair value measurement, respectively.

Assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

	June 30, 2014
	Fair Value Measurements Using:
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets	Observable Inputs	Unobservable Inputs	Assets (Liabilities)
	(Level 1)	(Level 2)	(Level 3)	at Fair Value
Derivative assets	$–	$56	$22	$78
Derivative liabilities	–	(39)	(77)	(116)
Total	$–	$17	$(55)	$(38)

	December 31, 2013
	Fair Value Measurements Using:
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets	Observable Inputs	Unobservable Inputs	Assets (Liabilities)
	(Level 1)	(Level 2)	(Level 3)	at Fair Value
Derivative assets	$–	$66	$13	$79
Derivative liabilities	–	(9)	(32)	(41)
Total	$–	$57	$(19)	$38

The table below presents reconciliations for the change in net fair value of derivative assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six month periods ended June 30, 2014 and June 30, 2013. The fair values of Level 3 derivative instruments are estimated using proprietary valuation models that utilize both market observable and unobservable parameters. Level 3 instruments presented in the table consist of net derivatives valued using pricing models incorporating assumptions that, in the Company’s judgment, reflect the assumptions a reasonable marketplace participant would have used at June 30, 2014 and June 30, 2013.

	For the three months ended		For the six months ended
	June 30,		June 30,
	2014	2013	2014	2013

	(in millions)

Balance at beginning of period	$(56)	$(60)	$(19)	$–
Total gains (losses):
Included in earnings	6	32	(46)	(27)
Included in other comprehensive income	–	–	–	–
Purchases, issuances, and settlements:
Purchases	–	–	–	–
Issuances	–	–	–	–
Settlements	(5)	–	10	(1)
Transfers into/out of Level 3	–	–	–	–
Balance at end of period	$(55)	$(28)	$(55)	$(28)
Change in losses included in earnings relating to derivatives still held as of June 30	$1	$32	$(36)	$(28)

(10) DEBT

The components of debt as of June 30, 2014 and December 31, 2013 consisted of the following:

	June 30,	December 31,
	2014	2013
	(in millions)
Short-term debt:
7.15% Senior Notes due 2018	$1	$1
Total short-term debt	1	1

Long-term debt:
Variable rate (1.50% and 1.64% at June 30, 2014 and December 31, 2013, respectively) Credit Facility, expires December 2018	171	283
7.35% Senior Notes due 2017	15	15
7.125% Senior Notes due 2017	25	25
7.15% Senior Notes due 2018	28	28
7.5% Senior Notes due 2018	600	600
4.10% Senior Notes due 2022	1,000	1,000
Unamortized discount	(1)	(1)
Total long-term debt	1,838	1,950

Total debt	$1,839	$1,951

Credit Facility

On December 16, 2013, the Company entered into a Credit Agreement (“Credit Facility”), which exchanged our previous revolving credit facility.  Under the Credit Facility, we have a borrowing capacity of up to $2.0 billion. The Credit Facility has a maturity date of December 2018 and options for two one-year extensions with participating lender approval.  The amount available under the Credit Facility may be increased by  $500  million upon the Company’s agreement with its participating lenders. The interest rate on the Credit Facility is calculated based upon our credit rating and is currently 137.5 basis points over the current LIBOR. The Credit Facility is unsecured and is not guaranteed by any subsidiaries of the Company.  The Credit Facility contains covenants that impose certain restrictions on the Company, including a financial covenant whereby the Company may not issue total debt in excess of 60% of its total adjusted book capital. This financial covenant with respect to capitalization percentages excludes the effects of any full cost ceiling impairments (after December 31, 2011), certain hedging activities and our pension and other postretirement liabilities. As of June 30, 2014, the Company was in compliance with the covenants of its Credit Facility and other debt agreements.  Although the Company believes all of the lenders under the Credit Facility have the ability to provide funds, it cannot predict whether each will be able to meet its obligation under the facility.

(11) COMMITMENTS AND CONTINGENCIES

Commitments

In the first quarter of 2010, the Company was awarded exclusive licenses by the Province of New Brunswick in Canada to conduct an exploration program covering approximately 2.5 million acres in the province. The licenses require the Company to make certain capital investments in New Brunswick of approximately $47 million Canadian dollars in the aggregate over a three year period. In order to obtain the licenses, the Company provided promissory notes payable on demand to the Minister of Finance of the Province of New Brunswick with an aggregate principal amount of $45 million Canadian dollars. The promissory notes secure the Company’s capital expenditure obligations under the licenses and are returnable to the Company to the extent the Company performs such obligations. If the Company fails to perform fully, the Minister of Finance may retain a portion of the applicable promissory notes in an amount equal to any deficiency. The Company commenced its Canada exploration program in 2010 and, as of June 30, 2014 has invested $43 million Canadian dollars, or $41 million US dollars, in New Brunswick towards the Company’s commitment.  In December 2012, the Company received two one-year extensions to our exploration license agreements, the second of which will expire on March 16, 2015.  No liability has been recognized in connection with the promissory notes due to the Company’s investments in New Brunswick as of June 30, 2014 and its future investment plans.

The Company entered into new and amended natural gas transportation and gathering arrangements with third party pipelines, during the second quarter of 2014, in support of the Company’s production in the Marcellus Shale.  As of June 30, 2014, the Company’s obligations for demand and similar charges under the firm transportation agreements and gathering agreements totaled approximately $3.8 billion and the Company has guarantee obligations of up to $100 million of that amount.

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

The jury found in favor of the plaintiff and the intervenor with respect to all of the statutory and common law claims and awarded $11 million in compensatory damages but no special, punitive or other damages. Separately, the jury determined that SEPCO’s profits for purposes of disgorgement, if ordered as a remedy, were $382 million. (Disgorgement of profits is an equitable remedy determined by the judge, and it is within the judge’s discretion to award none, some or all of unlawfully obtained profits.) In August 2011, a judgment was entered pursuant to which the plaintiff and the intervenor were entitled to recover approximately $11 million in actual damages and approximately $24 million in disgorgement as well as prejudgment interest and attorneys’ fees, which currently are estimated to be up to $9 million, and all costs of court of the plaintiff and intervenor.

Both sides appealed and in July 2013, the Texas Court of Appeals in Tyler ordered that (1) the judgment awarding the plaintiff and the intervenor $24 million as disgorgement of illicit gains be reversed and judgment rendered that they take nothing, (2) the award of $11 million for actual damages, insofar as it is based on the jury’s findings of breach of fiduciary duty, fraud, breach of contract, and theft of trade secret be reversed and judgment rendered that the plaintiff and the intervenor take nothing under those theories of recovery, (3) the award of $11 million to the plaintiff and the intervenor as damages for misappropriation of trade secret be affirmed, (4) the case be remanded to the trial court for a determination and award of attorney’s fees for SEPCO as the prevailing party under the Texas Theft Liability Act, and (5) in all other respects, the judgment is affirmed. All parties petitioned for rehearing. The Court of Appeals denied rehearing in November 2013.

SEPCO filed a petition for review in the Supreme Court of Texas in February 2014. The plaintiff and the intervenor filed cross-petition for review in April 2014, but conditioned their filing on the court’s granting SEPCO’s petition for review; i.e., if the court denies SEPCO’s petition for review, then the plaintiff and the intervenor are not seeking further review of the court of appeals’ judgment. Based on the Company’s understanding and judgment of the facts and merits of this case, including appellate matters, and after considering the advice of counsel, the Company has determined that, although reasonably possible, a materially adverse final outcome to this action is not probable. As such, the Company has not accrued any amounts with respect to this action. If the Supreme Court declines to hear the case or affirms all aspects of the court of appeals’ judgment, then SEPCO would owe the $11 million in damages, plus interest and attorneys fees, offset by any award of attorneys’ fees for its prevailing on the theft count. The Company’s assessment may change in the future due to occurrence of certain events, such as the result of the petition or petitions for review at the Supreme Court of Texas, and such a re-assessment could lead to the determination that the potential liability is probable and could be material to the Company’s results of operations, financial position or cash flows.

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

(12) SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Supplemental disclosures of cash flow information:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in millions)

Cash paid for interest	$5	$6	$50	$50
Cash paid for income taxes	$–	$1	$–	$17
Noncash property changes	$60	$10	$70	$46

(13) PENSION PLAN AND OTHER POSTRETIREMENT BENEFITS

The Company has defined pension and postretirement benefit plans which cover substantially all of the Company’s employees. Net periodic pension and other postretirement benefit costs include the following components for the three and six month periods ended June 30, 2014 and 2013:

	Pension Benefits
	For the three months ended		For the six months ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in millions)

Service cost	$3	$4	$7	$7
Interest cost	2	1	3	2
Expected return on plan assets	(2)	(2)	(4)	(3)
Amortization of prior service cost	–	–	–	–
Amortization of net loss	–	–	–	1

Net periodic benefit cost	$3	$3	$6	$7

The Company’s postretirement benefit plan had a net periodic benefit cost of $1,  $1,  $2 and $1 million as of the three months ended June 30, 2014 and 2013 and six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, the Company has contributed $6 million to the pension plan, and expects to contribute an additional $6 million to the pension plan in 2014.

The Company maintains a non-qualified deferred compensation supplemental retirement savings plan (“Non-Qualified Plan”) for certain key employees who may elect to defer and contribute a portion of their compensation, as permitted by the plan. Shares of the Company’s common stock purchased under the terms of the Non-Qualified Plan are presented as treasury stock and totaled 10,776 shares at June 30, 2014 compared to 9,924 shares at December 31, 2013.

(14) STOCK-BASED COMPENSATION

The Company recognized the following amounts in employee stock-based compensation costs for the three and six months ended June 30, 2014 and 2013:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in millions)

Stock-based compensation cost – expensed	$4	$3	$9	$6
Stock-based compensation cost – capitalized	$4	$3	$9	$6

As of June 30, 2014, there was $74 million of total unrecognized compensation cost related to the Company’s unvested stock option grants, restricted stock grants, and performance units. This cost is expected to be recognized over a weighted-average period of 3 years.

The following table summarizes stock option activity for the six months ended June 30, 2014 and provides information for options outstanding and options exercisable as of June 30, 2014:

		Weighted
		Average
	Number	Exercise
	of Options	Price
	(in thousands)
Outstanding at December 31, 2013	3,313	$35.70
Granted	90	46.55
Exercised	(269)	32.23
Forfeited or expired	(64)	38.45
Outstanding at June 30, 2014	3,070	36.26
Exercisable at June 30, 2014	1,851	$35.35

The following table summarizes restricted stock activity for the six months ended June 30, 2014 and provides information for unvested shares as of June 30, 2014:

		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value
	(in thousands)
Unvested shares at December 31, 2013	1,771	$37.55
Granted	22	46.05
Vested	(15)	36.48
Forfeited	(67)	37.94
Unvested shares at June 30, 2014	1,711	$37.65

The following table summarizes performance unit activity to be paid out in Company stock for the six months ended June 30, 2014 and provides information for unvested units as of June 30, 2014.    The performance units include a market condition based on Relative Total Shareholder Return (“TSR”) and a performance condition based on the Company's Present Value Index (“PVI”). The fair value of the TSR market condition of the performance units is based on a Monte Carlo model and is amortized to compensation expense on a straight-line basis over the vesting period of the award. The fair value of the PVI performance condition of the performance units is based on the closing price of the Company's common stock at the grant date and amortized to compensation expense on a straight line basis over the vesting period of the award.

Weighted
Average
	Number	Grant Date
	of Units	Fair Value
(in thousands)
Unvested units at December 31, 2013	–	$–
Granted	359	40.44
Vested	–	–
Forfeited	–	–
Unvested units at June 30, 2014	359	$40.44

Liability-Classified Performance Units

Certain employees were provided performance units vesting equally over three years.  The payout of these units is based on certain metrics, such as total shareholder return and reserve replacement efficiency, compared to a predetermined group of peer companies and Company goal.  At the end of each performance period, the value of the vested performance units, if any, is paid in cash.  As of June 30, 2014 and December 31, 2013, the Company’s liability under the performance unit agreements was $39 million and $45 million, respectively.

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

	Exploration
	and	Midstream
	Production	Services	Other		Total
	(in millions)
Three months ended June 30, 2014:
Revenues from external customers	$721	$314	$–		$1,035
Intersegment revenues	4	817	–		821
Operating income (loss)	275	93	(1)		367
Loss on derivatives	(7)	(1)	–		(8)
Depreciation, depletion and amortization expense	216	14	–		230
Interest expense(1)	10	2	–		12
Provision for income taxes(1)	105	35	–		140
Assets	7,127	1,532	228	(2)	8,887
Capital investments(3)	676	36	9		721

Three months ended June 30, 2013:
Revenues from external customers	$617	$245	$–		$862
Intersegment revenues	2	642	(1)		643
Operating income (loss)	253	73	(1)		325
Other gain, net	1	–	–		1
Gain on derivatives	93	–	–		93
Depreciation, depletion and amortization expense	174	13	–		187
Interest expense(1)	6	3	–		9
Provision for income taxes(1)	138	26	–		164
Assets	6,006	1,384	245	(2)	7,635
Capital investments(3)	631	57	7		695

	Exploration
	and	Midstream
	Production	Services	Other		Total
	(in millions)
Six months ended June 30, 2014:
Revenues from external customers	$1,517	$631	$–		$2,148
Intersegment revenues	10	1,730	–		1,740
Operating income	627	175	–		802
Other gain, net	1	–	–		1
Loss on derivatives	(107)	(1)	–		(108)
Depreciation, depletion and amortization expense	427	28	–		455
Interest expense(1)	18	7	–		25
Provision for income taxes(1)	202	67	–		269
Assets	7,127	1,532	228	(2)	8,887
Capital investments(3)	1,175	75	13		1,263

Six months ended June 30, 2013:
Revenues from external customers	$1,126	$469	$–		$1,595
Intersegment revenues	3	1,139	–		1,142
Operating income	428	149	–		577
Gain on derivatives	64	–	–		64
Depreciation, depletion and amortization expense	342	24	–		366
Interest expense(1)	14	5	–		19
Provision for income taxes(1)	194	55	–		249
Assets	6,006	1,384	245	(2)	7,635
Capital investments(3)	1,107	95	11		1,213

(1)	Interest expense and the provision for income taxes by segment are allocated as they are incurred at the corporate level.
(2)	Other assets represent corporate assets not allocated to segments and assets for non reportable segments.
(3)

Capital investments includes increases of $56 million and $8 million for the three month periods ended June 30, 2014 and 2013, respectively, and increases of $61 million and $40 million for the six month periods ended June 30, 2014 and 2013, respectively,  relating to the change in accrued expenditures between periods.

Included in intersegment revenues of the Midstream Services segment are $725 million and $559 million for the three months ended June 30, 2014 and 2013, respectively, and $1,549 million and $979 million for the six months ended June 30, 2014 and 2013, respectively, for marketing of the Company’s E&P sales. Corporate assets include cash and cash equivalents, furniture and fixtures, prepaid debt and other costs. Corporate general and administrative costs, depreciation expense and taxes other than income are allocated to the segments. At June 30, 2014, E&P segment assets included  $85 million and at June 30, 2013,  E&P segment assets included  $51  million related to the Company’s activities in Canada.

(16) NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“Update 2014-09”), which seeks to provide clarity for recognizing revenue.  Topic 606 Revenue from Contracts with Customers will supersede the revenue recognition requirements in Topic 605 Revenue Recognition.  Update 2014-09 requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled for those goods or services.  Entities may apply the amendments in Update 2014-09 either (a) retrospectively to each prior reporting period presented, and the entity may elect a practical expedient per the Update, or (b) retrospectively with the cumulative effect of initially applying Update 2014-09 recognized at the date of initial application - if an entity elects this transition method it also should provide the additional disclosures in reporting periods.  For public entities, Update 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. We are currently evaluating the provisions of Update 2014-09 and assessing the impact, if any, it may have on the Company’s consolidated results of operations, financial position or cash flows.

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved After the Requisite Service Period (“Update 2014-12”), which clarifies the accounting treatment of such awards in practice. Update 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Entities may apply the amendments in Update 2014-12 either (a) prospectively to all awards granted or modified after the effective date, or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter.  Update 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, and early adoption is permitted. We are currently evaluating the provisions of Update 2014-12 and assessing the impact, if any, it may have on the Company’s consolidated results of operations, financial position or cash flows.

(17) CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As of December 16, 2013, following the release of all guarantees under the 7.15%, 7.5%, 7.35%, 7.125%, and 4.10% Senior Notes and our former revolving credit facility upon entering into the new Credit Facility, all of our wholly-owned subsidiaries have been released of their guarantees. Prior to that date, the Company’s obligation under registered public debt and outstanding senior notes as listed in Note 10 were fully and unconditionally guaranteed, jointly and severally, by all of our wholly-owned subsidiaries, other than minor subsidiaries, on a senior unsecured basis, and the Company, as a parent company, had no independent assets or operations. The subsidiary guarantees (i) ranked equally in right of payment with all of the existing and future senior debt of the subsidiary guarantors; (ii) ranked senior to all of the existing and future subordinated debt of the subsidiary guarantors; (iii) were effectively subordinated to any future secured obligations of the subsidiary guarantors to the extent of the value of the assets securing such obligations; and (iv) were structurally subordinated to all debt and other obligations of the subsidiaries of the guarantors. In the case of each series of notes, if no default or event of default had occurred and was continuing, these guarantees would have been released (i) automatically upon any sale, exchange or transfer of all the Company’s interest in the guarantor; (ii) automatically upon the liquidation and dissolution of a guarantor; (iii) following delivery of notice to the trustee of the release of the guarantor of its obligation under the Company’s revolving credit facility; and (iv) upon legal or covenant defeasance or other satisfaction of the obligations under the notes. In addition, there were no significant restrictions on the ability of the Company or a guarantor to obtain funds from its subsidiaries by dividend or loan, and none of the assets of the Company or a guarantor represented restricted net assets pursuant to rule 4-08(e)(3) of Regulation S-X under the Securities Act of 1933, as amended.

The Company is providing condensed consolidating financial information for SEECO, SEPCO, and SES, its subsidiaries that were guarantors of the Company’s registered public debt and outstanding senior notes, and for its other subsidiaries that were not guarantors of such debt for the three and six months ended June 30, 2013, as applicable. The Company has not provided comparative financial statements for 2014 because all guarantees were released in 2013. The Company has not presented separate financial and narrative information for each of the former subsidiary guarantors because it believes that such financial and narrative financial information would not provide any additional information that would be material in evaluating the sufficiency of the guarantees. The following condensed consolidating financial information summarizes the results of operations and cash flow for the Company’s former guarantors and other subsidiaries.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Unaudited)

	Parent	Former Guarantors	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Three months ended June 30, 2013:
Operating revenues	$–	$818	$127	$(83)	$862
Operating costs and expenses:
Gas purchases	–	200	–	–	200
Operating expenses	–	125	40	(83)	82
General and administrative expenses	–	41	7	–	48
Depreciation, depletion and amortization	–	175	12	–	187
Taxes, other than income taxes	–	17	3	–	20
Total operating costs and expenses	–	558	62	(83)	537
Operating income	–	260	65	–	325
Other income, net	–	–	1	–	1
Gain on derivatives	–	93	–	–	93
Equity in earnings of subsidiaries	246	–	–	(246)	–
Interest expense	–	7	2	–	9
Income (loss) before income taxes	246	346	64	(246)	410
Provision for income taxes	–	142	22	–	164
Net income	246	204	42	(246)	246
Comprehensive income (loss)	$286	$245	$40	$(285)	$286

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Unaudited)

	Parent	Former Guarantors	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Six months ended June 30, 2013:
Operating revenues	$–	$1,508	$248	$(161)	$1,595
Operating costs and expenses:
Gas purchases – midstream services	–	381	–	(1)	380
Operating expenses	–	234	72	(160)	146
General and administrative expenses	–	73	12	–	85
Depreciation, depletion and amortization	–	342	24	–	366
Taxes, other than income taxes	–	35	6	–	41
Total operating costs and expenses	–	1,065	114	(161)	1,018
Operating income (loss)	–	443	134	–	577
Gain on derivatives	–	64	–	–	64
Equity in earnings of subsidiaries	373	–	–	(373)	–
Interest expense	–	15	4	–	19
Income (loss) before income taxes	373	492	130	(373)	622
Provision for income taxes	–	200	49	–	249
Net income (loss)	373	292	81	(373)	373
Comprehensive income (loss)	$320	$239	$79	$(318)	$320

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Unaudited)

	Parent	Former Guarantors	Other Subsidiaries	Eliminations	Consolidated
	(in millions)

Six months ended June 30, 2013:
Net cash provided by (used in) operating activities	$(29)	$651	$256	$–	$878
Investing activities:
Capital investments	(13)	(1,084)	(79)	–	(1,176)
Transfers from restricted cash	9	–	–	–	9
Other	–	2	4	–	6
Net cash used in investing activities	(4)	(1,082)	(75)	–	(1,161)
Financing activities:
Intercompany activities	(244)	425	(181)	–	–
Payments on current portion of long-term debt	(1)	–	–	–	(1)
Payments on revolving long-term debt	(1,233)	–	–	–	(1,233)
Borrowings under revolving long-term debt	1,463	–	–	–	1,463
Other items	26	–	–	–	26
Net cash provided by (used in) financing activities	11	425	(181)	–	255
Decrease in cash and cash equivalents	(22)	(6)	–	–	(28)
Cash and cash equivalents at beginning of year	48	6	–	–	54
Cash and cash equivalents at end of period	$26	$–	$–	$–	$26

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following updates information as to Southwestern Energy Company’s financial condition provided in our 2013 Annual Report on Form 10-K and analyzes the changes in the results of operations between the three and six month periods ended June 30, 2014 and 2013. For definitions of commonly used natural gas and oil terms used in this Form 10-Q, please refer to the “Glossary of Certain Industry Terms” provided in our 2013 Annual Report on Form 10-K.

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

Three Months Ended June 30, 2014 Compared with Three Months Ended June 30, 2013

We reported net income of $207 million for the three months ended June 30, 2014, or $0.59 per diluted share, compared to net income of $246 million, or $0.70 per diluted share, for the comparable period in 2013. For the three months ended June 30, 2014, the Company had a mark to market loss on derivatives of $8 million. Excluding mark to market derivatives, settled, this loss was less than $1 million. Excluding the effect of an approximate 40% tax rate, this loss did not impact net income of $207 million resulting in adjusted net income of $207 million for the three months ended June 30, 2014. For the three months ended June 30, 2013, the Company had a mark to market gain  on derivatives of $93 million.  Excluding the effect of an approximate 40% tax rate, this gain was $56 million. Net income of $246 million less the tax effected gain of $56 million results in adjusted net income of $190 million for the three months ended June 30, 2013.

Our natural gas and oil production increased to 189 Bcfe for the three months ended June 30, 2014, up 18% from 160 Bcfe for the three months ended June 30, 2013. This 29 Bcfe increase was due to a 27 Bcf increase in net production from our Marcellus Shale properties and a 2 Bcf increase in net production from our other properties.  The average price realized for our gas production, including the effects of hedges, decreased 3% to $3.77 per Mcf for the three months ended June 30, 2014 compared to $3.87 per Mcf for the same period in 2013.

Our E&P segment reported operating income of $275 million for the three months ended June 30, 2014, up from operating income of $253 million for the three months ended June 30, 2013. This increase was a result of an increase in revenue impact of our 18%, or 29 Bcfe, increase in production, which more than offset the 3%, or $0.10 per Mcf, decrease in our realized natural gas prices and the $84 million increase in operating costs and expenses that resulted from increased activity levels.

Operating income for our Midstream Services segment was $93 million for the three months ended June 30, 2014, up from $73 million for the three months ended June 30, 2013, due to an increase of $12 million in gas gathering revenues, an increase of $6 million in the margin generated from our natural gas marketing activities, and a $2 million decrease in operating costs and expenses.

Capital investments were $721 million for the three months ended June 30, 2014, of which $676 million was invested in our E&P segment, compared to $695 million for the same period of 2013, of which $631 million was invested in our E&P segment.

Six Months Ended June 30, 2014 Compared with Six Months Ended June 30, 2013

We reported net income of $401 million for the six months ended June 30, 2014, or $1.14 per diluted share, compared to net income of $373 million, or $1.06 per diluted share, for the comparable period in 2013. For the six months ended June 30, 2014, the Company had a mark to market loss on derivatives of $108 million. Excluding mark to market derivatives, settled, this loss was $62 million. Excluding the effect of an approximate 40% tax rate, this loss was $37 million. Net income of $401 million plus the tax effected loss of $37 million results in adjusted net income of $438 million for the six months ended June 30, 2014. For the six months ended June 30, 2013, the Company had a mark to market gain on derivatives of $64 million. Excluding mark to market derivatives, settled, this gain was $63 million. Excluding the effect of an approximate 40% tax rate, this gain was $38 million. Net income of $373 million less the tax effected gain of $38 million results in adjusted net income of $335 million.

Our natural gas and oil production increased to 371 Bcfe for the six months ended June 30, 2014, up 20% from 308 Bcfe for the six months ended June 30, 2013. This 63 Bcfe increase was due to a 61 Bcf increase in net production from our Marcellus Shale properties and a 3 Bcf increase in net production from our Fayetteville Shale properties, which more than offset a 1 Bcfe decrease in net production from our other properties. The average price realized for our gas production, including the effects of hedges, increased 9% to $3.98 per Mcf for the six months ended June 30, 2014 compared to $3.65 per Mcf for the same period in 2013.

Our E&P segment reported operating income of $627 million for the six months ended June 30, 2014, up from an operating income of $428 million for the six months ended June 30, 2013.  This increase was a result of the revenue impact of our 20%, or 63 Bcfe, increase in production and a 9%, or $0.33 per Mcf, increase in our realized natural gas prices, offset by an increase in operating costs and expenses of $199 million associated with the expansion of our E&P operations due to the continued development of our Fayetteville Shale assets and Marcellus Shale assets.

Operating income for our Midstream Services segment was $175 million for the six months ended June 30, 2014, up from $149 million for the six months ended June 30, 2013, due to an increase of $25 million in gas gathering revenues and an increase of $9 million in the margin generated from our gas marketing activities, which was partially offset by a $8 million increase in operating costs and expenses associated with an increase in gas volumes gathered, exclusive of gas purchase costs.

Net cash provided by operating activities increased 36% to $1,194 million for the six months ended June 30, 2014, up from $878 million for the same period in 2013, due to an increase in net income adjusted for non-cash expenses primarily resulting from increased revenues due to higher natural gas production and gathering volumes, higher realized gas prices, and an increase in changes in working capital. Capital investments were $1,263 million for the six months ended June 30, 2014, of which $1,175 million was invested in our E&P segment, compared to $1,213 million for the same period of 2013, of which $1,107 million was invested in our E&P segment.

RESULTS OF OPERATIONS

The following discussion of our results of operations for our segments is presented before intersegment eliminations. We evaluate our segments as if they were stand-alone operations and accordingly discuss their results prior to any intersegment eliminations. Interest expense, income tax expense and stock-based compensation are discussed on a consolidated basis.

Exploration and Production
	For the three months		For the six months
	ended June 30,		ended June 30,
	2014	2013	2014	2013
	($ in millions, except per unit amounts)

Revenues	$725	$619	$1,527	$1,129
Operating costs and expenses	$450	$366	$900	$701
Operating income	$275	$253	$627	$428
Gain (loss) on derivatives (1)	$(7)	$–	$(45)	$1

Gas production (Bcf)	189	160	371	307
Oil production (MBbls)	47	24	63	65
NGL production (MBbls)	7	8	16	28
Total production (Bcfe)	189	160	371	308

Average realized gas price per Mcf, including hedges (2)	$3.77	$3.87	$3.98	$3.65
Average realized gas price per Mcf, excluding hedges	$3.94	$3.58	$4.28	$3.24
Average oil price per Bbl	$103.27	$99.31	$102.55	$104.11
Average NGL price per Bbl	$37.78	$37.63	$44.36	$45.04

Average unit costs per Mcfe:
Lease operating expenses	$0.90	$0.85	$0.91	$0.83
General & administrative expenses	$0.23	$0.24	$0.24	$0.23
Taxes, other than income taxes	$0.11	$0.11	$0.12	$0.11
Full cost pool amortization	$1.09	$1.05	$1.10	$1.07

(1)	Represents the gain (loss) on derivatives, settled, associated with derivatives not designated or not qualifying for hedge accounting.
(2)

Including the gain (loss) on derivatives excluding derivatives, settled effects of commodity hedging contracts not designated for hedge accounting, results in an average price of $3.79, $4.42, $3.82, and $3.85 per Mcf for the three months ended June 30, 2014 and 2013, and the six months ended June 30, 2014 and 2013, respectively.

Revenues

Revenues for our E&P segment were $725 million for the three months ended June 30, 2014, up $106 million, or 17%, compared to the same period in 2013. Higher natural gas production volume increased revenues by $111 million and was partially offset by a decrease of $8 million due to a slight decline in the prices realized from the sale of our natural gas. E&P revenues were $1.5 billion for the six months ended June 30, 2014, up $398 million, or 35%. The increase in revenue was driven by a $231 million increase from higher natural gas production volumes and a $167 million increase from higher realized prices from the sale of our natural gas production. We expect our natural gas production volumes to continue to increase due to our development and growth of our shale properties.  Natural gas prices are difficult to predict and subject to wide price fluctuations. As of June 30, 2014, we had hedged 233 Bcf of our remaining 2014 natural gas production and 240 Bcf of our 2015 natural gas production to limit our exposure to price fluctuations. We refer you to Note 7 to the unaudited condensed consolidated financial statements included in this Form 10-Q and to the discussion of “Commodity Prices” provided below for additional information.

Production

For the three months ended June 30, 2014, our natural gas and oil production increased 18% to 189 Bcfe, up from 160 Bcfe from the same period in 2013, and was produced entirely by our properties in the United States. The 29 Bcfe increase in our 2014 production was due to a 27 Bcf increase in net production from our Marcellus Shale properties and a 2 Bcf increase in net production from our other properties. Net production from our Fayetteville Shale and Marcellus Shale properties was 124 Bcf and 61 Bcf, respectively, for the three months ended June 30, 2014 compared to 121 Bcf and 34 Bcf, respectively, for the same period in 2013. For the six months ended June 30, 2014, our natural gas and oil production increased 20% to 371 Bcfe, up from 308 Bcfe from the same period in 2013, and was produced entirely by our properties in the United States. The 63 Bcfe increase in our 2014 production was due to a 61 Bcf increase in net natural gas production from our Marcellus Shale properties and a 3 Bcf increase in net production from our Fayetteville Shale assets, which more than offset a 1 Bcfe decrease in our other properties. Net production from our Fayetteville Shale and Marcellus Shale properties was 243 Bcf and 119 Bcf, respectively, for the six months ended June 30, 2014 compared to 240 Bcf and 57 Bcf, respectively, for the same period in 2013.

Commodity Prices

The average price realized for our natural gas production, including the effects of hedges, decreased to $3.77 per Mcf for the three months ended June 30, 2014, as compared to $3.87 for the same period in 2013.  The decrease was the result of a $0.46 per Mcf decrease from the impact of our price hedging activities, which was partially offset by a $0.36 per Mcf increase in the average natural gas prices, excluding hedges. The average price realized for our natural gas production, excluding the effects of hedges, increased 10% to $3.94 per Mcf for the three months ended June 30, 2014, as compared to the same period in 2013.  Our hedges decreased the average realized natural gas price $0.17 per Mcf for the three months ended June 30, 2014 compared to an increase of $0.29 per Mcf for the same period in 2013.  The average price realized for our natural gas production, including the effects of hedges, increased 9% to $3.98 per Mcf for the six months ended June 30, 2014, as compared to the same period in 2013. The increase in the average price realized for six months ended June 30, 2014, as compared to the same period in 2013, primarily reflects the $1.04 per Mcf increase in average gas prices, excluding hedges, which was partially offset by the effect of hedging activities. Our hedging activities decreased the average natural gas price $0.30 per Mcf for the six months ended June 30, 2014 compared to an increase of $0.41 per Mcf for the same period in 2013. We periodically enter into various hedging and other financial arrangements with respect to a portion of our projected natural gas and crude oil production in order to ensure certain desired levels of cash flow and to minimize the impact of price fluctuations, including fluctuations in locational basis differentials We refer you to Item 3, “Quantitative and Qualitative Disclosures about market Risks” and Note 7 to the unaudited condensed consolidated financial statements included in this Form 10-Q for additional discussion.

Our E&P segment typically receives a sales price for our natural gas at a discount to average monthly NYMEX settlement prices due to locational basis differentials, while transportation charges and fuel charges also reduce the price received.  Excluding the impact of hedges, the average price received for our natural gas production for the six months ended June 30, 2014 of $4.28 per Mcf was approximately $0.52 lower than the average monthly NYMEX settlement price, primarily due to locational basis differentials and transportation costs.  We protected approximately 48% of our natural gas production for the six months ended June 30, 2014 from the impact of widening basis differentials through our hedging activities and sales arrangements. For 2014, we expect our total natural gas sales discount to NYMEX to be approximately $0.54 to $0.59 per Mcf.  At June 30, 2014, we had basis protected on approximately 163 Bcf of our remaining 2014 expected natural gas production through financial hedging activities and physical sales arrangements at a differential to NYMEX natural gas prices of approximately ($0.08) per Mcf, excluding transportation and fuel charges.   Additionally, at June 30, 2014, we had basis protected on approximately 97 Bcf and 46 Bcf of our 2015 and 2016 expected natural gas production, respectively, through financial hedging activities and physical sales arrangements.

In addition to the basis hedges discussed above, at June 30, 2014, we had NYMEX fixed price hedges in place on notional volumes of 233 Bcf of our remaining 2014 natural gas production at an average price of $4.35 per MMBtu and notional volumes of 240 Bcf of our 2015 natural gas production at an average price of $4.40 per MMBtu.

Operating Income

Our E&P segment reported operating income of $275 million for the three months ended June 30, 2014, up from operating income of $253 million for the three months ended June 30, 2013. This increase was as a result of the revenue impact of our 18%, or 29 Bcfe, increase in production, which more than offset the 3%, or $0.10 per Mcf, decrease in our realized natural gas prices and the $84 million increase in operating costs and expenses that resulted from increased activity levels. Our E&P segment reported operating income of $627 million for the six months ended June 30, 2014, up from an operating income of $428 million for the six months ended June 30, 2013.  This increases was as a result of the revenue impact of our 20%, or 63 Bcfe, increase in production and a 9%, or $0.33 per Mcf, increase in our realized natural gas prices, offset by an increase in operating costs and expenses of $199 million associated with the expansion of our E&P operations due to the continued development of our Fayetteville Shale assets and Marcellus Shale assets.

Operating Costs and Expenses

Lease operating expenses per Mcfe for our E&P segment were $0.90 for the three months ended June 30, 2014 compared to $0.85 for the same period in 2013.  Lease operating expenses per Mcfe for our E&P segment were $0.91 for the six months ended June 30, 2014 compared to $0.83 for the same period in 2013.  The increase in lease operating expense per unit of production for the three and six months ended June 30, 2014 as compared to the same period of 2013 was primarily due to an increase in gathering costs in our Marcellus Shale assets and an increase in compression costs.

General and administrative expenses per Mcfe for our E&P segment were $0.23 for the three months ended June 30, 2014 compared to $0.24 for the same period in 2013 primarily due to a larger increase in production volumes compared to the increase in personnel costs.  General and administrative expenses per Mcfe were $0.24 for the six months ended June 30, 2014 compared to $0.23 for same period in 2013 primarily due to an increase in personnel costs. In total general and administrative expenses for our E&P segment were $43 million for the three months ended June 30, 2014 compared to $39 million for the same period in 2013, primarily due to increased personnel costs associated with the expansion of our E&P operations due to the continued development of our Fayetteville Shale assets and Marcellus Shale assets.  In total general and administrative expenses for our E&P segments were $89 million for the six months ended June 30, 2014 compared to $70 million for the same period in 2013. This increase was primarily due to increased personnel costs associated with the expansion of our E&P operations due to the continued development of our Fayetteville Shale assets and Marcellus Shale assets.

Taxes other than income taxes per Mcfe were $0.11 for the three months ended June 30, 2014 and 2013, respectively, and $0.12 and $0.11 for the six months ended June 30, 2014 and 2013, respectively.  Taxes other than income taxes per Mcfe vary from period to period due to changes in severance and ad valorem taxes that result from the mix of our production volumes and fluctuations in commodity prices.

Our full cost pool amortization rate was $1.09 per Mcfe for the three months ended June 30, 2014 compared to $1.05 for the same period in 2013. For the first six months of 2014, our full cost pool amortization rate was $1.10 per Mcfe compared to $1.07 per Mcfe for the same period in 2013. The amortization rate is impacted by the timing and amount of reserve additions and the costs associated with those additions, revisions of previous reserve estimates due to both price and well performance, write-downs that result from full cost ceiling tests, proceeds from the sale of properties that reduce the full cost pool and the levels of costs subject to amortization.  We cannot predict our future full cost pool amortization rate with accuracy due to the variability of each of the factors discussed above, as well as other factors, including but not limited to the uncertainty of the amount of future reserves.

Unevaluated costs excluded from amortization were $958 million at June 30, 2014 compared to $957 million at December 31, 2013. The increase in unevaluated costs since December 31, 2013 primarily resulted from our acquisition of acreage in the Sand Wash Basin in the second quarter of 2014 as well as an increase in our wells in progress; slightly offset by the movement of certain New Ventures acreage to evaluated. Unevaluated costs excluded from amortization at June 30, 2014 included $79 million related to our properties in Canada, compared to $72 million at December 31, 2013.

The timing and amount of production and reserve additions and revisions could have a material adverse impact on our per unit costs.

Midstream Services
	For the three months ended		For the six months ended
	June 30,		June 30,
	2014	2013	2014	2013
	($ in millions, except volumes)

Revenues – marketing	$992	$760	$2,088	$1,360
Revenues – gathering	$139	$127	$273	$248
Gas purchases – marketing	$976	$750	$2,061	$1,342
Operating costs and expenses	$62	$64	$125	$117
Operating income	$93	$73	$175	$149
Gas volumes marketed (Bcf)	225	189	441	369
Gas volumes gathered (Bcf)	240	223	473	437

Revenues

Revenues from our marketing activities were up 31% to $992 million for the three months ended June 30, 2014 and were up 54% to $2,088 million for the six months ended June 30, 2014 compared to the same periods in 2013.  For the three months ended June 30, 2014, the volumes marketed increased 19% and the price received for volumes marketed increased 9% compared to the same period in 2013. For the six months ended June 30, 2014, the volumes marketed increased 20% and the price received for volumes marketed increased 28% compared to the same period in 2013. Increases and decreases in marketing revenues due to changes in commodity prices are largely offset by corresponding changes in gas purchase expenses. Of the total volumes marketed, production from our affiliated E&P operated wells accounted for 96% and 97% of the marketed volumes for the three months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014 and 2013, production from our affiliated E&P operated wells accounted for 96% and 96% of the marketed volumes, respectively.

Revenues from our gathering activities were up 9% to $139 million for the three months ended June 30, 2014 and up 10% to $273 million for the six months ended June 30, 2014 compared to the same periods in 2013. The increase in gathering revenues resulted primarily from an 8% increase in gas volumes gathered for the three months ended June 30, 2014 and 8% in the six months ended June 30, 2014, compared to the same period in 2013.  A majority of the increase in gathering revenues for the three and six months ended June 30, 2014 resulted from increases in volumes gathered due to our development and growth of our shale properties. Gathering volumes, revenues and expenses for this segment are expected to continue to grow as reserves related to our shale properties are developed and production increases.

Operating Income

Operating income from our Midstream Services segment increased to $93 million for the three months ended June 30, 2014 compared to $73 million for the same period in 2013 and increased to $175 million for the six months ended June 30, 2014 compared to $149 million for the same period in 2013. Operating income was higher due to increases in gas volumes gathered which primarily resulted from our increase in E&P production volumes. The $20 million increase in operating income for the three months ended June 30, 2014 was due to an increase of $12 million in gathering revenues and an increase of $6 million in the margin generated from our gas marketing activities, and a decrease of $2 million in operating costs and expenses. The $26 million increase in operating income for the six months ended June 30, 2014 was due to an increase of $25 million in gathering revenues and an increase of $9 million in the margin generated from our gas marketing activities, which was partially offset by a $8 million increase in operating costs and expenses, exclusive of gas purchase costs, associated with the increase in gas volumes gathered.

The margin generated from gas marketing activities was $16 million for the three months ended June 30, 2014 compared to $10 million for the three months ended June 30, 2013. The margin generated from gas marketing activities was $27 million for the six months ended June 30, 2014 compared to $18 million for the six months ended June 30, 2013. Margins are primarily driven by volumes of natural gas marketed and may fluctuate depending on the prices paid for commodities and the ultimate disposition of those commodities. We enter into hedging activities from time to time with respect to our natural gas marketing activities to provide margin protection. We refer you to Item 3, “Quantitative and Qualitative Disclosures about Market Risks” included in this Form 10-Q for additional information.

Interest Expense

Interest expense, net of capitalization, increased to $12 million for the three months ended June 30, 2014, compared to $9 million for the same period in 2013 and increased to $25 million for the six months ended June 30, 2014 compared to $19 million for the same period in 2013. The increase in interest expense, net of capitalization, for the three months ended June 30, 2014 was primarily due to a decrease in capitalized interest for the three months ended June 30, 2014.  We capitalized interest of $13 and $17 million for the three months ended June 30, 2014 and 2013, respectively.  The decrease in capitalized interest for the three months ending June 30, 2014 compared to the same period in 2013 was primarily due to a reduction in the Company’s weighted average interest rate and a decrease in our unevaluated property balance.  We capitalized interest of $26 and $33 million for the six month periods ended June 30, 2014 and 2013, respectively.

Gain (Loss) on Derivatives

At June 30, 2014, our basis swaps, certain fixed price swaps, call options and interest rate swaps were not designated for hedge accounting treatment. Changes in the fair value of derivatives that were not designated as cash flow hedges are recorded in gain (loss) on derivatives. For the six months ended June 30, 2014, we recorded a loss on derivatives excluding derivatives, settled of $23 million related to fixed price call options not designated for hedge accounting treatment, a loss on derivatives excluding derivatives, settled of $21 million related to fixed price swaps not designated for hedge accounting, a loss on derivatives excluding derivatives, settled of $13 million related to the basis swaps not designated for hedge accounting treatment, and a loss on derivatives excluding derivatives, settled of $5 million related to interest rate swaps not designated for hedge accounting treatment. Fixed prices swaps that were designated for hedge accounting and settled resulted in a loss of $67 million for the six months ended June 30, 2014 and a gain of $125 million for the six months ended June 30, 2013. Derivatives not designated for hedge accounting that were settled resulted in a loss of $46 million for the six months ended June 30, 2014 and a gain of $1 million for the six months ended June 30, 2013.  In general and without consideration of volatility or duration, as 2015 natural gas prices increase from June 30, 2014 levels, the Company will recognize losses in future periods and, likewise, as 2015 natural gas prices decline from June 30, 2014 levels, the Company will recognize gains in future periods on its derivative contracts not accounted for under hedge accounting prior to settlement.

Income Taxes

Our effective tax rate was 40% for the six months ended June 30, 2014 and 2013.  For the six months ended June 30, 2014, we recorded an income tax expense of $269 million compared to an income tax expense of $249 million for the same period in 2013.

Stock-Based Compensation Expense

We recognized expense of $4 million and capitalized $4 million for stock-based compensation during the three months ended June 30, 2014 compared to $3 million expense and $3 million capitalized for the comparable period in 2013. We recognized expense of $9 million and capitalized $9 million for stock-based compensation costs recognized during the six month period ended June 30, 2014 compared to $6 million expense and $6 million capitalized for the comparable period in 2013. We refer you to Note 14 in the unaudited condensed consolidated financial statements included in this Form 10-Q for additional discussion of our equity based compensation plans.

Reconciliation of Non-GAAP Measures

We report our financial results in accordance with accounting principles generally accepted in the United States of America (“GAAP”). However, management believes certain non-GAAP performance measures may provide users of this financial information additional meaningful comparisons between current results and the results of our peers and of prior periods. Such non-GAAP performance measures include Adjusted EBITDA, adjusted net income, diluted adjusted earnings per share, and net cash flow (also referred to as net cash provided by operating activities before changes in net assets and liabilities).

Adjusted EBITDA is defined as net income plus interest, income tax expense, non-cash impairment of natural gas and oil properties, (gain) loss on derivatives excluding derivatives, settled, and depreciation, depletion and amortization.  Management presents measures concerning Adjusted EBITDA because it is used by many investors as a measure of the ability of a company to service or incur indebtedness and because it is a financial measure commonly used in the energy industry. Adjusted EBITDA should not be considered in isolation or as a substitute for net income, net cash provided by operating activities or other income or cash flow data prepared in accordance with GAAP, or as a measure of the company’s profitability or liquidity. Adjusted EBITDA as defined above may not be comparable to similarly titled measures of other companies. Net income is a financial measure calculated and presented in accordance with GAAP that is most directly comparable to Adjusted EBITDA as defined. The table below reconciles Adjusted EBITDA, as defined, with net income.

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
	(in millions)
Net Income	$207	$246	$401	$373
Net interest expense	12	9	25	19
Provision for income taxes	140	164	269	249
Depreciation, depletion and amortization expense	230	187	455	366
Add back:
(Gain) Loss on derivatives excluding derivatives, settled	–	93	62	(63)
Adjusted EBITDA	$589	$699	$1,212	$944

Adjusted net income and adjusted diluted earnings per share exclude certain charges or amounts and are measures Management presents because (i) they are consistent with the manner in which the Company’s performance is measured relative to the performance of its peers, (ii) these measures are more comparable to earnings estimates provided by securities analysts, and (iii) charges or amounts excluded cannot be reasonably estimated and guidance provided by the Company excludes information regarding these types of items. These adjusted amounts are not a measure of financial performance under GAAP. The table below reconciles adjusted net income and diluted adjusted earnings per share with net income.

	For the three months ended June 30,
	2014		2013
	(in millions)	(per diluted share)	(in millions)	(per diluted share)
Net income	$207	$0.59	$246	$0.70
Add back:
(Gain) Loss on derivatives excluding derivatives, settled (net of taxes)	–	–	(56)	(0.16)
Adjusted net income	$207	$0.59	$190	$0.54

	For the six months ended June 30,
	2014		2013
	(in millions)	(per diluted share)	(in millions)	(per diluted share)
Net income	$401	$1.14	$373	$1.06
Add back:
(Gain) Loss on derivatives excluding derivatives, settled (net of taxes)	37	0.10	(38)	(0.11)
Adjusted net income	$438	$1.24	$335	$0.95

Management presents the measure of net cash flow because (i) it is accepted as an indicator of an oil and gas exploration and production company’s ability to internally fund exploration and development activities and to service or incur additional debt, (ii) changes in operating assets and liabilities relate to the timing of cash receipts and disbursements which the company may not control and (iii) changes in operating assets and liabilities may not relate to the period in which the operating activities occurred. These adjusted amounts are not a measure of financial performance under GAAP. The table below reconciles net cash flow with the cash flow from operating activities.

	For the six months ended June 30,
	2014	2013
	(in millions)
Net cash provided by operating activities	$1,194	$878
Add back:
Change in operating assets and liabilities	2	40
Net cash flow	$1,196	$918

New Accounting Standards

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“Update 2014-09”), which seeks to provide clarity for recognizing revenue.  Topic 606 Revenue from Contracts with Customers will supersede the revenue recognition requirements in Topic 605 Revenue Recognition.  Update 2014-09 requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled for those goods or services.  Entities may apply the amendments in Update 2014-09 either (a) retrospectively to each prior reporting period presented, and the entity may elect a practical expedient per the Update, or (b) retrospectively with the cumulative effect of initially applying Update 2014-09 recognized at the date of initial application - if an entity elects this transition method it also should provide the additional disclosures in reporting periods.  For public entities, Update 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. We are currently evaluating the provisions of Update 2014-09 and assessing the impact, if any, it may have on the Company’s consolidated results of operations, financial position or cash flows.

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved After the Requisite Service Period (“Update 2014-12”), which clarifies the accounting treatment of such awards in practice. Update 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Entities may apply the amendments in Update 2014-12 either (a) prospectively to all awards granted or modified after the effective date, or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter.  Update 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, and early adoption is permitted. We are currently evaluating the provisions of Update 2014-12 and assessing the impact, if any, it may have on the Company’s consolidated results of operations, financial position or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

We depend primarily on internally-generated funds, our Credit Facility and funds accessed through debt and equity markets as our primary sources of liquidity.

For the remainder of 2014, assuming natural gas prices remain at current levels, we intend to draw on a portion of the funds available under our Credit Facility to fund our working capital needs and our planned capital investments (discussed below under “Capital Investments”).  We refer you to Note 10 to the unaudited condensed consolidated financial statements included in this Form 10-Q and the section below under “Financing Requirements” for additional discussion of our Credit Facility.

Net cash provided by operating activities increased 36% to $1,194 million for the six months ended June 30, 2014, up from $878 million for the same period in 2013, due to an increase in net income adjusted for non-cash expenses primarily resulting from increased revenues due to higher natural gas production and gathering volumes, higher realized gas prices, and an increase in changes in working capital.  During the six months ended June 30, 2014, requirements for our capital investments were funded primarily from our cash generated by operating activities, cash and cash equivalents, and net proceeds from borrowings under our Credit Facility. For the six months ended June 30, 2014, cash generated from our operating activities funded 95% of our cash requirements for capital investments compared to 75% for the six months ended June 30, 2013.

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

Our cash flow from operating activities is highly dependent upon the market prices that we receive for our natural gas and oil production, including regional basis differentials. Natural gas and oil prices are subject to wide fluctuations and are driven by market supply and demand factors that are impacted by the overall state of the economy. The price received for our production is also influenced by our commodity hedging activities, as more fully discussed in Item 3, “Quantitative and Qualitative Disclosures about Market Risks” and Note 7 in the unaudited condensed consolidated financial statements included in this Form 10-Q. Our commodity hedging activities are subject to the credit risk of our counterparties being financially unable to complete the transaction. We actively monitor the credit status of our counterparties, performing both quantitative and qualitative assessments based on their credit ratings and credit default swap rates where applicable, and to date have not had any credit defaults associated with our transactions. However, any future failures by one or more counterparties could negatively impact our cash flow from operating activities.

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

Capital Investments

Our capital investments were $1.3 billion for the six months ended June 30, 2014 compared to $1.2 billion for the comparable period in 2013.  Our E&P segment investments were $1.2 billion and $1.1 billion for the six months ended June 30, 2014 and 2013 respectively.  Our E&P segment capitalized internal costs of $157 million for the six months ended June 30, 2014 compared to $121 million for the comparable period in 2013. These internal costs were directly related to acquisition, exploration and development activities and are included as part of the cost of natural gas and oil properties.

Our capital investments for 2014 are planned to be approximately $2.4 billion, consisting of $2.1 billion for E&P, $0.1 billion for Midstream Services and $0.2 billion for corporate and other purposes. Of the approximate $2.1 billion for E&P, we expect to allocate approximately $900 million to our Fayetteville Shale assets and approximately $700 million to our Marcellus Shale assets.  Our planned level of capital investments in 2014 is expected to allow us to continue our progress in the Fayetteville Shale and Marcellus Shale programs and explore and develop other existing natural gas and oil properties and generate new drilling prospects. Our remaining 2014 capital investment program is expected to be funded through cash flow from operations and borrowings under our revolving credit facility. The planned capital program for 2014 is flexible and can be modified.  We will reevaluate our proposed investments as needed to take into account prevailing market conditions and we could change our planned investments.

Financing Requirements

Our total debt outstanding was $1.8 billion at June 30, 2014 compared to $2.0 billion at December 31, 2013.  On December 16, 2013, the Company entered into a new Credit Agreement (“Credit Facility”), which exchanged our previous revolving credit facility.  Under the Credit Facility, we have a borrowing capacity of $2 billion. The Credit Facility has a maturity date in December 2018 and options for two one-year extensions with participating lender approval.  The amount available under the Credit Facility may be increased by $500 million upon the Company’s agreement with its participating lenders.

The interest rate on our Credit Facility is calculated based upon our public debt rating and is currently 137.5 basis points over LIBOR. Our publicly traded notes are rated BBB by Standard and Poor’s, our senior unsecured debt rating by Fitch Ratings is BBB-, and we have a long-term debt rating of Baa3 by Moody’s. Any downgrades in our public debt ratings could increase our cost of funds under the Credit Facility.

Our Credit Facility contains covenants that impose certain restrictions on us. Under the Credit Facility, we must keep our total debt at or below 60% of our total adjusted book capital. This financial covenant with respect to capitalization percentages excludes the effects of any full cost ceiling impairments (after December 31, 2011), certain non-cash hedging activities and our pension and other postretirement liabilities. Therefore, under our Credit Facility provision, our capital structure as of June 30, 2014, was 26% debt and 74% equity. We were in compliance with all of the covenants of our Credit Facility as of June 30, 2014. Although we do not anticipate any violations of our financial covenants, our ability to comply with those covenants is dependent upon the success of our exploration and development program and upon factors beyond our control, such as the market prices for natural gas and oil.  If we are unable to borrow under our Credit Facility, we may have to decrease our capital investment plans.

At June 30, 2014, our capital structure consisted of 31% debt and 69% equity (exclusive of cash and cash equivalents) and $20 million in cash and cash equivalents, compared to 35% debt and 65% equity and $23 million in cash and cash equivalents at December 31, 2013. Equity at June 30, 2014 included $9 million related to our pension and other postretirement liabilities partially offset by an accumulated other comprehensive gain of $1 million related to our hedging activities. The amount recorded in equity for our hedging activities is based on current market values for our hedges at June 30, 2014 and does not necessarily reflect the value that we will receive or pay when the hedges are ultimately settled, nor does it take into account revenues to be received associated with the physical delivery of sales volumes hedged.

Our hedges allow us to ensure a certain level of cash flow to fund our operations.  At July 29, 2014, we had NYMEX commodity price hedges in place on 233 Bcf of our remaining targeted 2014 natural gas production and 240 Bcf of our expected 2015 natural gas production.  The amount of long-term debt we incur will be largely dependent upon commodity prices and our capital investment plans.

Contractual Obligations and Contingent Liabilities and Commitments

We have various contractual obligations in the normal course of our operations and financing activities. There have been no material changes to our contractual obligations from those disclosed in our 2013 Annual Report on Form 10-K.

Contingent Liabilities and Commitments

In the first quarter of 2010, the Company was awarded exclusive licenses by the Province of New Brunswick in Canada to conduct an exploration program covering approximately 2.5 million acres in the province. The licenses require the Company to make certain capital investments in New Brunswick of approximately $47 million Canadian dollars in the aggregate over a three year period. In order to obtain the licenses, the Company provided promissory notes payable on demand to the Minister of Finance of the Province of New Brunswick with an aggregate principal amount of $45 million Canadian dollars. The promissory notes secure the Company's capital expenditure obligations under the licenses and are returnable to the Company to the extent the Company performs such obligations. If the Company fails to fully perform, the Minister of Finance may retain a portion of the applicable promissory notes in an amount equal to any deficiency. The Company commenced its Canada exploration program in 2010 and, as of June 30, 2014 has invested $43 million Canadian dollars, or $41 million US dollars, in New Brunswick towards the Company’s commitment.  In December 2012, the Company received two one-year extensions to our exploration license agreements, the second of which will expire on March 16, 2015.  No liability has been recognized in connection with the promissory notes due to the Company’s investments in New Brunswick as of June 30, 2014 and its future investment plans.

The Company entered into new and amended natural gas transportation and gathering arrangements with third party pipelines, during the second quarter of 2014, in support of the Company’s production in the Marcellus Shale.  As of June 30, 2014, the Company’s obligations for demand and similar charges under the firm transportation agreements and gathering agreements totaled approximately $3.8 billion and the Company has guarantee obligations of up to $100 million of that amount.

Substantially all of our employees are covered by defined pension and postretirement benefit plans. As of June 30, 2014, the Company has contributed $6 million to the pension plan, and expects to contribute an additional $6 million to the pension plan in 2014.  At June 30, 2014, we recognized a liability of $17 million as a result of the underfunded status of our pension and other postretirement benefit plans compared to a liability of $16 million at December 31, 2013.

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

Working Capital

We had negative working capital of $224 million at June 30, 2014 and negative working capital of $44 million at December 31, 2013. Current assets increased by $18 million during the six months ended June 30, 2014 primarily due to a $49 million increase in accounts receivable, partially offset by a $31 million decrease in current hedging asset. Current liabilities increased by $198 million during the six months ended June 30, 2014 primarily as a result of a $180 million increase in accounts payable and an approximate $43 million increase in other current liabilities and derivative liabilities, offset slightly by a $24 million decrease in current deferred income taxes.  We maintain access to funds that may be needed to meet capital requirements through our Credit Facility described in “Financing Requirements” above.

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

Credit Risk

Our financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables and derivative contracts associated with commodities trading. Concentrations of credit risk with respect to receivables are limited due to the large number of our customers and their dispersion across geographic areas. No single customer accounted for greater than 10% of revenues for the six months ended June 30, 2014.  See “Commodities Risk” below for discussion of credit risk associated with commodities trading.

Interest Rate Risk

At June 30, 2014, we had approximately $1.8 billion of total debt with a weighted average interest rate of 5.08%. Our revolving credit facility has a floating interest rate (1.50% at June 30, 2014).  At June 30, 2014, we had borrowings outstanding of $171 million under our Credit Facility.

Interest rate swaps may be used to adjust interest rate exposures when deemed appropriate. At June 30, 2014, the Company had a net derivative liability position of $3 million related to interest rate swaps. A 10% increase or decrease in interest rates would not result in a material increase or decrease in the aggregate fair value of outstanding interest rate swap agreements. For a summary of the Company’s open interest rate derivative positions, see Note 7-Derivative Instruments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

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

Exploration and Production

The following table provides information about our financial instruments that are sensitive to changes in commodity prices and that are used to hedge prices for natural gas production. The table presents the notional amount in Bcf, the weighted average contract prices and the fair value by expected maturity dates. At June 30, 2014, the net fair value of our financial instruments related to natural gas production was a $35 million liability.

	Volume (Bcf)	Weighted Average Fixed Price Swaps ($/MMBtu)	Weighted Average Floor Price ($/MMBtu)	Weighted Average Ceiling Price ($/MMBtu)	Weighted Average Basis Differential ($/MMBtu)	Fair value at June 30, 2014 ($ in millions)
Natural Gas (Bcf):

Fixed Price Swaps:
2014	233	$4.35	$–	$–	$–	$(24)
2015	240	$4.40	$–	$–	$–	$44

Basis Swaps:
2014	17	$–	$–	$–	$0.29	$16
2015	15	$–	$–	$–	$0.61	$(15)
2016	4	$–	$–	$–	$0.72	$(3)

Fixed Price Call Options:
2015	200	$–	$–	$5.09	$–	$(28)
2016	120	$–	$–	$5.00	$–	$(25)

At June 30, 2014, our basis swaps, certain fixed price swaps, call options and interest rate swaps were not designated for hedge accounting treatment. Changes in the fair value of derivatives that are not designated as cash flow hedges are recorded in gain (loss) on derivatives. For the six months ended June 30, 2014, we recorded a loss on derivatives excluding derivatives, settled of $23 million related to fixed price call options not designated for hedge accounting treatment, a loss on derivatives excluding derivatives, settled of $21 million related to fixed price swaps not designated for hedge accounting, a loss on derivatives excluding derivatives, settled of $13 million related to the basis swaps not designated for hedge accounting treatment, a loss on derivatives excluding derivatives, settled of $5 million related to interest rate swaps not designated for hedge accounting treatment and a loss of $2 million related to the change in estimated ineffectiveness of our cash flow hedges. Typically, our hedge ineffectiveness results from changes at the end of a reporting period in the price differentials between the index price of the derivative contract, which is primarily a NYMEX price, and the index price for the point of sale for the cash flow that is being hedged.

Item 4. Controls and Procedures.

Evaluation of  Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d 15(e) under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, summarize and report information to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and submission within the time periods specified in the SEC’s rules and forms. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those determined to be effective can provide only a level of reasonable assurance with respect to financial statement preparation and presentation. Based on the evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2014 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The jury found in favor of the plaintiff and the intervenor with respect to all of the statutory and common law claims and awarded $11 million in compensatory damages but no special, punitive or other damages. Separately, the jury determined that SEPCO’s profits for purposes of disgorgement, if ordered as a remedy, were $382 million. (Disgorgement of profits is an equitable remedy determined by the judge, and it is within the judge’s discretion to award none, some or all of unlawfully obtained profits.) In August 2011, a judgment was entered pursuant to which the plaintiff and the intervenor were entitled to recover approximately $11 million in actual damages and approximately $24 million in disgorgement as well as prejudgment interest and attorneys’ fees, which currently are estimated to be up to $9 million, and all costs of court of the plaintiff and intervenor.

Both sides appealed and in July 2013, the Texas Court of Appeals in Tyler ordered that (1) the judgment awarding the plaintiff and the intervenor $24 million as disgorgement of illicit gains be reversed and judgment rendered that they take nothing, (2) the award of $11 million for actual damages, insofar as it is based on the jury’s findings of breach of fiduciary duty, fraud, breach of contract, and theft of trade secret be reversed and judgment rendered that the plaintiff and the intervenor take nothing under those theories of recovery, (3) the award of $11 million to the plaintiff and the intervenor as damages for misappropriation of trade secret be affirmed, (4) the case be remanded to the trial court for a determination and award of attorney’s fees for SEPCO as the prevailing party under the Texas Theft Liability Act, and (5) in all other respects, the judgment is affirmed. All parties petitioned for rehearing. The Court of Appeals denied rehearing in November 2013.

SEPCO filed a petition for review in the Supreme Court of Texas in February 2014. The plaintiff and the intervenor filed cross-petition for review in April 2014, but conditioned their filing on the court’s granting SEPCO’s petition for review; i.e., if the court denies SEPCO’s petition for review, then the plaintiff and the intervenor are not seeking further review of the court of appeals’ judgment. Based on the Company’s understanding and judgment of the facts and merits of this case, including appellate matters, and after considering the advice of counsel, the Company has determined that, although reasonably possible, a materially adverse final outcome to this action is not probable. As such, the Company has not accrued any amounts with respect to this action. If the Supreme Court declines to hear the case or affirms all aspects of the court of appeals’ judgment, then SEPCO would owe the $11 million in damages, plus interest and attorneys fees, offset by any award of attorneys’ fees for its prevailing on the theft count. The Company’s assessment may change in the future due to occurrence of certain events, such as the result of the petition or petitions for review at the Supreme Court of Texas, and such a re-assessment could lead to the determination that the potential liability is probable and could be material to the Company’s results of operations, financial position or cash flows.

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

SOUTHWESTERN ENERGY COMPANY
Registrant

Dated:	July 31, 2014	/s/ R. CRAIG OWEN
R. Craig Owen
Senior Vice President
and Chief Financial Officer