Form 10-Q
period 2015-09-30
SOUTHWESTERN ENERGY CO
filed 2015-10-22
CIK 7332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2015

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Class		Outstanding as of October 20, 2015
Common Stock, Par Value $0.01		384,478,569

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in millions, except share/per share amounts)
Operating Revenues:
Gas sales	$458	$645	$1,540	$2,155
Oil sales	19	6	60	12
NGL sales	14	–	47	1
Marketing	216	227	663	765
Gas gathering	42	50	136	143
	749	928	2,446	3,076
Operating Costs and Expenses:
Marketing purchases	213	220	654	752
Operating expenses	176	108	507	309
General and administrative expenses	60	54	188	162
Depreciation, depletion and amortization	275	238	876	693
Impairment of natural gas and oil properties	2,839	–	4,374	–
(Gain) loss on sale of assets, net	1	–	(276)	–
Taxes, other than income taxes	27	22	84	72
	3,591	642	6,407	1,988
Operating Income (Loss)	(2,842)	286	(3,961)	1,088
Interest Expense:
Interest on debt	51	25	153	75
Other interest charges	2	2	54	4
Interest capitalized	(53)	(14)	(155)	(40)
	–	13	52	39

Other Income, Net	–	–	2	1
Gain (Loss) on Derivatives	15	78	30	(29)

Income (Loss) Before Income Taxes	(2,827)	351	(3,981)	1,021
Provision (Benefit) for Income Taxes:
Current	–	32	7	34
Deferred	(1,088)	108	(1,539)	375
	(1,088)	140	(1,532)	409
Net Income (Loss)	$(1,739)	$211	$(2,449)	$612
Mandatory convertible preferred stock dividend	27	–	79	–
Net Income (Loss) Attributable to Common Stock	$(1,766)	$211	$(2,528)	$612

Earnings (Loss) Per Common Share:
Basic	$(4.62)	$0.60	$(6.65)	$1.74
Diluted	$(4.62)	$0.60	$(6.65)	$1.74

Weighted Average Common Shares Outstanding:
Basic	382,098,080	351,457,043	379,909,748	351,357,913
Diluted	382,098,080	352,327,250	379,909,748	352,334,546

The accompanying notes are an integral part of these

unaudited condensed consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in millions)
Net income (loss)	$(1,739)	$211	$(2,449)	$612

Change in derivatives:
Settlements (1)	(31)	(11)	(89)	29
Ineffectiveness (2)	1	(2)	1	(1)
Change in fair value of derivative instruments (3)	8	48	21	(1)
Total change in derivatives	(22)	35	(67)	27

Change in value of pension and other postretirement liabilities:
Amortization of prior service cost and net loss included in net periodic pension cost (4)	1	–	1	–

Change in currency translation adjustment	(5)	(4)	(9)	(4)

Comprehensive income (loss)	$(1,765)	$242	$(2,524)	$635

(1)	Net of ($19), ($7), ($56) and $19 million in taxes for the three months ended September 30, 2015 and 2014, and nine months ended September 30, 2015 and 2014, respectively.

(2)	Net of ($1) million in taxes for the three months ended September 30, 2014.

(3)	Net of $5, $32, $13 and ($1) million in taxes for the three months ended September 30, 2015 and 2014, and nine months ended September 30, 2015 and 2014, respectively.

(4)	Net of $1 million in taxes for the nine months ended September 30, 2015.

The accompanying notes are an integral part of these

unaudited condensed consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 30,	December 31,
	2015	2014
ASSETS	(in millions)
Current assets:
Cash and cash equivalents	$15	$53
Accounts receivable	355	530
Inventories	33	37
Derivative assets	112	337
Other current assets	55	158
Total current assets	570	1,115
Natural gas and oil properties, using the full cost method, including $4,902 million as of September 30, 2015 and $4,646 million as of December 31, 2014 excluded from amortization	22,127	20,506
Gathering systems	1,274	1,439
Other	616	612
Less: Accumulated depreciation, depletion and amortization	(14,038)	(8,845)
Total property and equipment, net	9,979	13,712
Other long-term assets	176	98
TOTAL ASSETS	$10,725	$14,925
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$1	$4,501
Accounts payable	615	653
Taxes payable	49	92
Interest payable	32	34
Current deferred income taxes	24	109
Dividends payable	27	–
Derivative liabilities	6	9
Other current liabilities	28	30
Total current liabilities	782	5,428
Long-term debt	4,663	2,466
Deferred income taxes	448	1,951
Pension and other postretirement liabilities	48	44
Other long-term liabilities	347	374
Total long-term liabilities	5,506	4,835
Commitments and contingencies (Note 10)
Equity:
Common stock, $0.01 par value; authorized 1,250,000,000 shares; issued 384,552,961 shares as of September 30, 2015 and 354,488,992 as of December 31, 2014	4	4
Preferred stock, $0.01 par value, 10,000,000 shares authorized, 6.25% Series B Mandatory Convertible, $1,000 per share liquidation preference, 1,725,000 shares issued and outstanding	–	–
Additional paid-in capital	3,396	1,019
Retained earnings	1,051	3,577
Accumulated other comprehensive income (loss)	(13)	62
Common stock in treasury, 45,990 shares as of September 30, 2015 and 11,055 shares as of December 31, 2014	(1)	–
Total equity	4,437	4,662
TOTAL LIABILITIES AND EQUITY	$10,725	$14,925
The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended
	September 30,
	2015	2014
	(in millions)
Cash Flows From Operating Activities
Net income (loss)	$(2,449)	$612
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	877	693
Impairment of natural gas and oil properties	4,374	–
Amortization of debt issuance cost	50	3
Deferred income taxes	(1,539)	375
Loss on derivatives excluding derivatives, settled	105	7
Stock-based compensation	18	13
Gain on sale of assets, net	(276)	–
Other	2	(3)
Change in assets and liabilities:
Accounts receivable	175	7
Inventories	2	2
Accounts payable	(55)	52
Taxes payable (receivable)	(43)	1
Interest payable	(1)	(10)
Other assets and liabilities	(13)	22
Net cash provided by operating activities	1,227	1,774

Cash Flows From Investing Activities
Capital investments	(1,392)	(1,511)
Acquisitions	(582)	(202)
Proceeds from sale of property and equipment	704	20
Other	7	6
Net cash used in investing activities	(1,263)	(1,687)

Cash Flows From Financing Activities
Payments on current portion of long-term debt	(1)	(1)
Payments on long-term debt	(500)	–
Payments on short-term debt	(4,500)	–
Payments on revolving credit facility	(2,168)	(3,573)
Borrowings under revolving credit facility	2,148	3,429
Payments on commercial paper	(5,179)	–
Borrowings under commercial paper	5,699	–
Change in bank drafts outstanding	26	45
Proceeds from issuance of long-term debt	2,200	–
Debt issuance costs	(17)	–
Proceeds from exercise of common stock options	–	10
Proceeds from issuance of common stock	669	–
Proceeds from issuance of mandatory convertible preferred stock	1,673	–
Mandatory convertible preferred stock dividend	(52)	–
Net cash used in financing activities	(2)	(90)

Decrease in cash and cash equivalents	(38)	(3)
Cash and cash equivalents at beginning of year	53	23
Cash and cash equivalents at end of period	$15	$20

The accompanying notes are an integral part of these

unaudited condensed consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
			Preferred			Accumulated
	Common Stock		Stock	Additional		Other	Common
	Shares		Shares	Paid-In	Retained	Comprehensive	Stock in
	Issued	Amount	Issued	Capital	Earnings	Income (Loss)	Treasury	Total
	(in millions, except share amounts)
Balance at December 31, 2014	354,488,992	$4	–	$1,019	$3,577	$62	$–	$4,662
Comprehensive loss:
Net loss	–	–	–	–	(2,449)	–	–	(2,449)
Other comprehensive loss	–	–	–	–	–	(75)	–	(75)
Total comprehensive loss	–	–	–	–	–	–	–	(2,524)
Stock-based compensation	–	–	–	35	–	–	–	35
Preferred stock dividends	–	–	–	–	(79)	–	–	(79)
Issuance of restricted stock	105,584	–	–	–	–	–	–	–
Cancellation of restricted stock	(69,657)	–	–	–	–	–	–	–
Issuance of common stock	30,000,000	–	–	669	–	–	–	669
Issuance of preferred stock	–	–	1,725,000	1,673	–	–	–	1,673
Treasury stock – non-qualified plan	–	–	–	–	–	–	(1)	(1)
Tax withholding – stock compensation	(1,958)	–	–	–	–	–	–	–
Non-controlling interest	–	–	–	–	2	–	–	2
Balance at September 30, 2015	384,522,961	$4	1,725,000	$3,396	$1,051	$(13)	$(1)	$4,437

The accompanying notes are an integral part of these

unaudited condensed consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

Southwestern Energy Company (including its subsidiaries, collectively “Southwestern” or the “Company”) is an independent energy company engaged in natural gas and oil exploration, development and production (“E&P”). The Company’s current operations are principally focused within the United States on the development of unconventional reservoirs located in Arkansas, Pennsylvania and West Virginia. The Company’s operations in Arkansas are primarily focused on an unconventional natural gas reservoir known as the Fayetteville Shale, and its operations in northeast Pennsylvania are focused on an unconventional natural gas reservoir known as the Marcellus Shale (herein referred to as “Northeast Appalachia”). The Company also has a significant stake in properties located in West Virginia and adjacent areas in southwest Pennsylvania. These operations, primarily in West Virginia, are focused on the Marcellus, the Utica and the Upper Devonian unconventional natural gas and oil reservoirs (herein referred to as “Southwest Appalachia”).  To a lesser extent, the Company has exploration and production activities ongoing in Colorado, Louisiana and elsewhere in the United States. The Company also actively seeks to find and develop new natural gas and oil plays with significant exploration and exploitation potential, which it refers to as “New Ventures,” and to obtain additional reserves through acquisitions. The Company also operates drilling rigs in Arkansas, Pennsylvania and West Virginia, and provides oilfield products and services, principally serving its exploration and production operations. Southwestern’s natural gas gathering and marketing (“Midstream Services”) activities primarily support the Company’s E&P activities in Arkansas, Pennsylvania, Louisiana and West Virginia.

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

In April 2015, the Company sold its gathering assets located in Bradford and Lycoming counties in northeastern Pennsylvania to Howard Midstream Energy Partners, LLC for an adjusted sales price of approximately $489 million. The net book value of these assets was $206 million and was held in the Midstream segment as of the closing date.  A gain on sale of $283 million was recognized and is included in (Gain) loss on sale of assets, net on the unaudited condensed consolidated statement of operations. The assets include approximately 100 miles of natural gas gathering pipelines, with nearly 600 million cubic feet per day of capacity.  The proceeds from the transaction were used to substantially repay borrowings under the Company’s $500 million term loan facility that would have matured in December 2016.

In January 2015, the Company completed an acquisition of certain natural gas and oil assets including approximately 46,700 net acres in northeast Pennsylvania from WPX Energy, Inc. for an adjusted purchase price of $270 million (the “WPX Property Acquisition”). This acreage was producing approximately 50 million net cubic feet of gas per day from 63 operated horizontal wells as of December 2014. As part of this transaction, the Company assumed firm transportation capacity of 260 million cubic feet of gas per day predominantly on the Millennium pipeline. This transaction was funded with the revolving credit facility and was accounted for as a business combination. The Company allocated approximately $151 million of the purchase price of the WPX Property Acquisition to natural gas and oil properties and approximately $119 million to intangible assets in other current assets and other long-term assets, based on the respective fair values of the assets acquired which have been updated to reflect final settlement adjustments.

In January 2015, the Company completed an acquisition in which the Company’s subsidiary acquired certain natural gas and oil assets from Statoil ASA covering approximately 30,000 acres in West Virginia and southwest Pennsylvania comprising approximately 20% of Statoil’s interests in that acreage for $365 million, subject to customary post-closing adjustments (the “Statoil Property Acquisition”). All of these assets are also assets in which the Company has acquired interests under the Chesapeake Property Acquisition (as defined below). This transaction was funded with the revolving credit facility and was accounted for as a business combination. The Company allocated approximately $365 million of the purchase price to natural gas and oil properties, based on the respective fair values of the assets acquired.

In December 2014, the Company completed an acquisition of certain natural gas and oil assets from Chesapeake Energy Corporation covering approximately 413,000 net acres in West Virginia and southwest Pennsylvania targeting natural gas, natural gas liquids (“NGLs”) and crude oil contained in the Upper Devonian, Marcellus and Utica Shales for approximately $5.0 billion, subject to customary post-closing adjustments (the “Chesapeake Property Acquisition”). The transaction was temporarily financed using a $4.5 billion 364-day senior unsecured bridge term loan credit facility and a $500 million two-year unsecured term loan.  The Company repaid all principal and interest outstanding on the $4.5 billion bridge facility in January 2015 after permanent financing was finalized and, as a result, expensed $47 million of short-term unamortized debt issuance costs related to the bridge facility in January 2015 recognized in other interest charges on the unaudited condensed consolidated statement of operations. The term loan facility was repaid in full in April 2015 with proceeds from the divestiture of the Company’s northeastern Pennsylvania gathering assets and borrowings under the revolving credit facility.

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
$4,959

Summarized below are the consolidated results of operations for the three and nine months ended September 30, 2014 on an unaudited pro forma basis, as if the acquisition and financing had occurred on January 1, 2013. The unaudited pro forma financial information was derived from the historical consolidated statement of operations of the Company and the statement of revenues and direct operating expenses for the Chesapeake Property Acquisition properties. The unaudited pro forma financial information does not purport to be indicative of results of operations that would have occurred had the acquisition and related permanent financing occurred on the basis assumed above, nor is such information indicative of the Company’s expected future results of operations. The unaudited pro forma financial information excludes the WPX Property and Statoil Property Acquisitions as the impacts are immaterial.

	For the three months ended	For the nine months ended
	September 30, 2014	September 30, 2014
	(unaudited)
	(in millions, except per share amounts)
Revenues	$1,019	$3,416
Net Income	$234	$720
Earnings per common share:
Basic	$0.46	$1.43
Diluted	$0.45	$1.42

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

The components of inventory recorded in current assets as of September 30, 2015 and December 31, 2014 consisted of the following:

	September 30,	December 31,
	2015	2014
	(in millions)
Tubulars and other equipment	$31	$33
Natural gas in underground storage	$2	$4

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

Using the average quoted price from the first day of each month from the previous 12 months for Henry Hub natural gas of $3.06 per MMBtu, West Texas Intermediate oil of $55.73 per barrel and NGLs of $8.62 per barrel, adjusted for market differentials, the Company’s net book value of its United States natural gas and oil properties exceeded the ceiling by $1,746 million (net of tax) at September 30, 2015 and resulted in a non-cash ceiling test impairment. Cash flow hedges of natural gas production in place increased the ceiling amount by approximately $40 million as of September 30, 2015. In the second quarter of 2015, the Company’s net book value of its United States natural gas and oil properties exceeded the ceiling by approximately $944 million (net of tax) at June 30, 2015 and resulted in a non-cash ceiling test impairment.  Decreases in market prices as well as changes in production rates, levels of reserves, evaluation of costs excluded from amortization, future development costs and production costs could result in future ceiling test impairments. Using the first-day-of-the-month prices of natural gas for the first ten months of 2015 and NYMEX strip prices for the remainder of 2015, as applicable, the prices required to be used to determine the ceiling amount in the Company’s full cost ceiling test are likely to require  a material write-down in the fourth quarter of 2015. The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize its deferred tax assets.  A valuation allowance is established to reduce deferred tax assets if it is more likely than not that the related tax benefits will not be realized. While the Company is unable to reasonably estimate the amounts at this time, based on the expected material write-downs of the value of its oil and natural gas properties, it is possible the Company’s deferred tax assets will not be realized in subsequent quarters.

Using the average quoted price from the first day of each month from the previous 12 months for Henry Hub natural gas of $4.24 per MMBtu, West Texas Intermediate oil of $95.56 per barrel and NGLs of $36.70 per barrel, adjusted for market differentials, the net book value of the Company’s United States natural gas and oil properties did not exceed the ceiling amount and did not result in a ceiling test impairment at September 30, 2014. Cash flow hedges of natural gas production in place increased the ceiling amount by approximately $14 million as of September 30, 2014.

All of the Company’s costs directly associated with the acquisition and evaluation of properties in Canada relating to its exploration program as of September 30, 2015 were unproved and did not exceed the ceiling amount. If the Company’s exploration program in Canada is terminated or otherwise unsuccessful on all or a portion of the Company’s Canadian assets, including the effects of the recently imposed moratorium in New Brunswick and changes in laws or regulations or otherwise, a ceiling test impairment may result in the future.

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

The mandatory convertible preferred stock has the non-forfeitable right to participate on an as converted basis at the conversion rate then in effect in any common stock dividends declared and as such, is considered a participating security. Accordingly, it is included in the computation of basic and diluted earnings per share, pursuant to the two-class method. In the calculation of basic earnings per share attributable to common shareholders, participating securities are allocated earnings based on actual dividend distributions received plus a proportionate share of undistributed net income attributable to common shareholders, if any, after recognizing distributed earnings. The Company’s participating securities do not participate in undistributed net losses because they are not contractually obligated to do so.

The following table presents the computation of earnings per share for the three and nine months ended September 30, 2015 and 2014:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in millions, except share/per share amounts)
Net income (loss)	$(1,739)	$211	$(2,449)	$612
Mandatory convertible preferred stock dividend	27	–	79	–
Net income (loss) attributable to common stock	(1,766)	211	(2,528)	612

Number of common shares:
Weighted average outstanding	382,098,080	351,457,043	379,909,748	351,357,913
Issued upon assumed exercise of outstanding stock options (1)	–	235,944	–	354,940
Effect of issuance of non-vested restricted common stock (2)	–	514,668	–	484,786
Effect of issuance of non-vested performance units (3)	–	119,595	–	136,907
Effect of issuance of mandatory convertible preferred stock (4)	–	–	–	–
Weighted average and potential dilutive outstanding	382,098,080	352,327,250	379,909,748	352,334,546

Earnings (loss) per common share:
Basic	$(4.62)	$0.60	$(6.65)	$1.74
Diluted	$(4.62)	$0.60	$(6.65)	$1.74

(1)

Due to the net loss for the three and nine months ended September 30, 2015, options of 3,796,778 shares and 3,778,140 shares, respectively, were antidilutive and excluded from the calculation of diluted earnings per share.  For the three and nine months ended September 30, 2014, options of 1,254,842 shares and 1,111,128 shares, respectively, were antidilutive and excluded from the calculation of diluted earnings per share.

(2)

Due to the net loss for the three and nine months ended September 30, 2015,  1,469,380 shares and 1,472,379 shares, respectively, of restricted stock were antidilutive and excluded from the calculation of diluted earnings per share. For the three and nine months ended September 30, 2014, 27,916 shares and 24,215 shares, respectively, of restricted stock were antidilutive and excluded from the calculation of diluted earnings per share.

(3)

Due to the net loss for the three and nine months ended September 30, 2015, 89,802 shares and 135,836 shares, respectively, of performance units were antidilutive and excluded from the calculation of diluted earnings per share.

(4)

Due to the net loss for the three and nine months ended September 30, 2015,  74,999,895 and 69,505,397 of weighted average common shares issuable upon the assumed conversion of the mandatory convertible preferred stock, respectively, were antidilutive and excluded from the calculation of diluted earnings per share.

(6) DERIVATIVES AND RISK MANAGEMENT

The Company is exposed to volatility in market prices and basis differentials for natural gas and oil which impacts the predictability of its cash flows related to the sale of natural gas, NGLs and oil. These risks are managed by the Company’s use of certain derivative financial instruments.  As of September  30, 2015 and December 31, 2014, the Company’s derivative financial instruments consisted of fixed price swaps, floating price swaps, basis swaps, fixed price call options, and interest rate swaps. A description of the Company’s derivative financial instruments is provided below:

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

All derivatives are recognized in the balance sheet as either an asset or liability and are measured at fair value other than transactions for which normal purchase/normal sale is applied. Certain criteria must be satisfied in order for derivative financial instruments to be classified and accounted for as either a cash flow or a fair value hedge. Accounting for qualifying hedges requires a derivative’s gains and losses to be recorded either in earnings or as a component of other comprehensive income. In the period of settlement, the Company recognizes the gains and losses from these qualifying hedges in operating revenues. Gains and losses on derivatives that are not designated for hedge accounting treatment or that do not meet hedge accounting requirements are recorded in earnings as a component of gain (loss) on derivatives. Within the gain (loss) on derivatives component of the statement of operations are gains (losses) on derivatives excluding derivatives, settled and gains (losses) on derivatives, settled. The Company calculates gains (losses) on derivatives, settled, as the summation of gains and losses on positions which have settled within the period.

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

The balance sheet classification of the assets related to derivative financial instruments are summarized below as of September  30, 2015 and December 31, 2014:

	Derivative Assets
	September 30, 2015		December 31, 2014
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
	(in millions)
Derivatives designated as hedging instruments:
Fixed price swaps	Derivative assets	$55	Derivative assets	$165
Total derivatives designated as hedging instruments		$55		$165

Derivatives not designated as hedging instruments:
Basis swaps	Derivative assets	$3	Derivative assets	$9
Fixed price swaps	Derivative assets	54	Derivative assets	163
Basis swaps	Other long-term assets	–	Other long-term assets	1
Interest rate swaps	Other long-term assets	–	Other long-term assets	1
Total derivatives not designated as hedging instruments		$57		$174

Total derivative assets		$112		$339

	Derivative Liabilities
	September 30, 2015		December 31, 2014
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
	(in millions)
Derivatives not designated as hedging instruments:
Basis swaps	Derivative liabilities	$3	Derivative liabilities	$4
Fixed price call options	Derivative liabilities	–	Derivative liabilities	2
Interest rate swaps	Derivative liabilities	3	Derivative liabilities	3
Basis swaps	Other long-term liabilities	–	Other long-term liabilities	2
Fixed price call options	Other long-term liabilities	1	Other long-term liabilities	10
Interest rate swaps	Other long-term liabilities	4	Other long-term liabilities	2
Total derivatives not designated as hedging instruments		$11		$23

Total derivative liabilities		$11		$23

As of September  30, 2015, the Company had fixed price swap derivatives designated for hedge accounting and not designated for hedge accounting on the following volumes of natural gas production (in Bcf):

Year	Fixed price swaps designated for hedge accounting	Fixed price swaps not designated for hedge accounting	Total	Weighted Average Swap Price ($/MMBtu) (1)
2015	30	30	60	$4.40

(1)	The weighted average swap price is $4.40 for each category and in total.

Cash Flow Hedges

The Company has certain fixed price swaps that are designated for hedge accounting. The reporting of gains and losses on cash flow derivative hedging instruments depends on whether the gains or losses are effective at offsetting changes in the cash flows of the hedged item. The effective portion of the gains and losses on the derivative hedging instruments are recorded in other comprehensive income until recognized in earnings during the period that the hedged transaction takes place. The ineffective portion of the gains and losses from the derivative hedging instrument are recognized in earnings immediately and had an inconsequential impact to the unaudited condensed consolidated statement of operations for the three and nine months ended September  30, 2015 and 2014.

As of September  30, 2015, accumulated other comprehensive income includes a gain related to its hedging activities of $31 million net of a deferred income tax liability of $23 million. The amount included in accumulated other comprehensive income will be relieved over time and recognized in the statement of operations as the physical transactions being hedged occur. Assuming the market prices of natural gas futures as of September  30, 2015 remain unchanged, the Company would expect to transfer an aggregate after-tax net gain of approximately $31 million from accumulated other comprehensive income to earnings during the next 12 months. Gains or losses from derivative instruments designated as cash flow hedges are reflected as adjustments to natural gas sales in the consolidated statements of operations. Volatility in net income, comprehensive income and accumulated other comprehensive income may occur in the future as a result of the Company’s derivative activities.

The following tables summarize the before tax effect of all fixed price swaps designated for hedge accounting on the unaudited condensed consolidated financial statements for the three and nine months ended September  30, 2015 and 2014:

		Gain (Loss) Recognized in Other Comprehensive Loss
		(Effective Portion)
		For the three months ended		For the nine months ended
		September 30,		September 30,
Derivative Instrument		2015	2014	2015	2014
		(in millions)
Fixed price swaps		$14	$80	$35	$(2)

	Classification of Gain (Loss)	Gain (Loss) Reclassified from Accumulated
	Reclassified from	Other Comprehensive Income
	Accumulated Other	into Earnings (Effective Portion)
	Comprehensive Income	For the three months ended		For the nine months ended
	into Earnings	September 30,		September 30,
Derivative Instrument	(Effective Portion)	2015	2014	2015	2014
		(in millions)
Fixed price swaps	Gas sales	$50	$18	$145	$(48)

Other Derivative Contracts

For other derivative contracts, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item are recognized in earnings immediately through gain (loss) on derivatives. Although the Company’s basis swaps meet the objective of managing commodity price exposure, these trades are typically not entered into concurrent with the Company’s derivative instruments that qualify as cash flow hedges and therefore do not generally qualify for hedge accounting. Basis swap derivative instruments that are not designated for hedge accounting are recorded on the balance sheet at their fair values under derivative assets, other long-term assets, other current liabilities, and other long-term liabilities, as applicable and all gains and losses related to these contracts are recognized immediately in the unaudited condensed consolidated statement of operations as a component of gain (loss) on derivatives. As of September 30, 2015, the Company had basis swaps on natural gas production that were not designated for hedge accounting of 4 Bcf and 4 Bcf  in 2015 and 2016, respectively.

As of September  30, 2015, the Company had fixed price call options on 50 Bcf and 120 Bcf of natural gas production in 2015 and 2016, respectively, not designated for hedge accounting and fixed price swaps of 30 Bcf of natural gas production in 2015 not designated for hedge accounting.

As of September 30, 2015 the Company had a floating price swap on less than 1 Bcf of natural gas production in 2015 not designated for hedge accounting which had an inconsequential impact on the unaudited consolidated financial statements.

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

The following tables summarize the before tax effect of fixed price swaps, basis swaps, fixed price call options and interest rate swaps not designated for hedge accounting on the unaudited condensed consolidated statements of operations for the three and nine months ended September  30, 2015 and 2014:

		Gain (Loss) on Derivatives
		Excluding Derivatives, Settled
		Recognized in Earnings
	Consolidated Statement of Operations	For the three months ended		For the nine months ended
	Classification of Gain (Loss) on	September 30,		September 30,
Derivative Instrument	Derivatives, Net of Settlement	2015	2014	2015	2014
		(in millions)
Basis swaps	Gain (Loss) on Derivatives	$1	$(3)	$(4)	$(16)
Fixed price call options	Gain (Loss) on Derivatives	$3	$11	$11	$(11)
Fixed price swaps	Gain (Loss) on Derivatives	$(37)	$45	$(110)	$24
Interest rate swaps	Gain (Loss) on Derivatives	$(1)	$1	$(2)	$(4)

		Gain (Loss)
		on Derivatives, Settled (1)
		Recognized in Earnings
	Consolidated Statement of Operations	For the three months ended		For the nine months ended
	Classification of Gain (Loss)	September 30,		September 30,
Derivative Instrument	on Derivatives, Settled (1)	2015	2014	2015	2014
		(in millions)
Basis swaps	Gain (Loss) on Derivatives	$–	$9	$(6)	$–
Fixed price swaps	Gain (Loss) on Derivatives	$49	$15	$143	$(21)
Interest rate swaps	Gain (Loss) on Derivatives	$–	$–	$(2)	$(1)

(1)	The Company calculates gain (loss) on derivatives, settled, as the summation of gains and losses on positions that have settled within the period reported.

(7) RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables detail the components of accumulated other comprehensive income and the related tax effects for the nine months ended September  30, 2015:

	For the nine months ended
	September 30, 2015
	(in millions) (1)
	Cash Flow Hedges	Pension and Other Postretirement	Foreign Currency	Total

Beginning balance at December 31, 2014	$98	$(24)	$(12)	$62

Other comprehensive income (loss) before reclassifications	21	–	(9)	12

Amounts reclassified from/to other comprehensive income (loss) (2)	(88)	1	–	(87)

Net current period other comprehensive income (loss)	(67)	1	(9)	(75)

Ending balance at September 30, 2015	$31	$(23)	$(21)	$(13)

(1)	All amounts are net of tax.

(2)	See separate table below for details about these reclassifications.

Details about Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations	Amount Reclassified from/to Accumulated Other Comprehensive Income
		For the nine months ended September 30, 2015
		(in millions)
Cash flow hedges
Settlements	Gas sales	$(145)
Ineffectiveness	Gain (Loss) on Derivatives	1
	Provision (Benefit) for Income Taxes	(56)
	Net Income (Loss)	$(88)

Pension and other postretirement
Amortization of prior service cost and net loss (1)	General and administrative expenses	$2
	Provision (Benefit) for Income Taxes	1
	Net Income (Loss)	$1

Total reclassifications for the period	Net Income (Loss)	$(87)

(1)	See Note 11 for additional details regarding the Company’s retirement and employee benefit plans.

(8) FAIR VALUE MEASUREMENTS

The carrying amounts and estimated fair values of the Company’s financial instruments as of September  30, 2015 and December 31, 2014 were as follows:

	September 30, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(in millions)
Cash and cash equivalents	$15	$15	$53	$53
Credit facility	$280	$280	$300	$300
Commercial paper	$520	$520	$–	$–
Term loan facility (1)	$–	$–	$500	$500
Bridge facility (2)	$–	$–	$4,500	$4,500
Senior notes	$3,864	$3,716	$1,667	$1,751
Derivative instruments, net	$101	$101	$316	$316

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

The Company has classified its derivatives into these levels depending upon the data utilized to determine their fair values. The Company’s fixed price swaps (Level 2) are estimated using third-party discounted cash flow calculations using the NYMEX futures index. The Company utilized discounted cash flow models for valuing its interest rate derivatives (Level 2). The net derivative values attributable to the Company's interest rate derivative contracts as of September  30, 2015 are based on (i) the contracted notional amounts, (ii) active market-quoted London Interbank Offered Rate (“LIBOR”) yield curves and (iii) the applicable credit-adjusted risk-free rate yield curve. The Company’s fixed price call options (Level 3) are valued using the Black-Scholes model, an industry standard option valuation model that takes into account inputs such as contract terms, including maturity, and market parameters, including assumptions of the NYMEX futures index, interest rates, volatility and credit worthiness.  The Company’s basis swaps (Level 3) are estimated using third-party calculations based upon forward commodity price curves.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

	September 30, 2015
	Fair Value Measurements Using:
	Quoted Prices	Significant	Significant
	in Active	Other	Unobservable
	Markets	Observable Inputs	Inputs	Assets (Liabilities)
	(Level 1)	(Level 2)	(Level 3)	at Fair Value
Fixed price swap assets	$–	$109	$–	$109
Interest rate swap assets	–	–	–	–
Basis swap assets	–	–	3	3
Interest rate swap liabilities	–	(7)	–	(7)
Basis swap liabilities	–	–	(3)	(3)
Fixed price call option liabilities	–	–	(1)	(1)
Total	$–	$102	$(1)	$101

	December 31, 2014
	Fair Value Measurements Using:
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets	Observable Inputs	Unobservable Inputs	Assets (Liabilities)
	(Level 1)	(Level 2)	(Level 3)	at Fair Value
Fixed price swap assets	$–	$328	$–	$328
Interest rate swap assets	–	1	–	1
Basis swap assets	–	–	10	10
Interest rate swap liabilities	–	(5)	–	(5)
Basis swap liabilities	–	–	(6)	(6)
Fixed price call option liabilities	–	–	(12)	(12)
Total	$–	$324	$(8)	$316

The table below presents reconciliations for the change in net fair value of derivative assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September  30, 2015 and 2014. The fair values of Level 3 derivative instruments are estimated using proprietary valuation models that utilize both market observable and unobservable parameters. Level 3 instruments presented in the table consist of net derivatives valued using pricing models incorporating assumptions that, in the Company’s judgment, reflect reasonable assumptions a marketplace participant would have used as of September  30, 2015 and September  30, 2014.

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in millions)

Balance at beginning of period	$(5)	$(55)	$(8)	$(19)
Total gains (losses):
Included in earnings	4	18	1	(27)
Included in other comprehensive loss	–	–	–	–
Purchases, issuances, and settlements:
Purchases	–	–	–	–
Issuances	–	–	–	–
Settlements	–	(9)	6	–
Transfers into/out of Level 3	–	–	–	–
Balance at end of period	$(1)	$(46)	$(1)	$(46)
Change in gains (losses) included in earnings relating to derivatives still held as of September 30	$4	$9	$7	$(27)

(9) DEBT

The components of debt as of September 30, 2015  and December 31, 2014 consisted of the following:

	September 30,	December 31,
	2015	2014
	(in millions)
Short-term debt:
7.15% Senior Notes due 2018	$1	$1
Variable rate (1.515% at December 31, 2014) bridge facility, due December 2015 (1)	–	4,500
Total short-term debt	$1	$4,501

Long-term debt:
Commercial paper (1.266% at September 30, 2015)	$520	$–
Variable rate (1.664% and 1.515% at September 30, 2015 and December 31, 2014, respectively) unsecured revolving credit facility	280	300
Variable rate (1.545% at December 31, 2014) term loan facility, due December 2016 (2)	–	500
7.35% Senior Notes due 2017	15	15
7.125% Senior Notes due 2017	25	25
7.15% Senior Notes due 2018	27	27
3.3% Senior Notes due 2018	350	–
7.5% Senior Notes due 2018	600	600
4.05% Senior Notes due 2020	850	–
4.10% Senior Notes due 2022	1,000	1,000
4.95% Senior Notes due 2025	1,000	–
Unamortized discount	(4)	(1)
Total long-term debt	$4,663	$2,466

Total debt	$4,664	$6,967

(1)	The bridge facility was repaid in full in January 2015 with proceeds from the issuance of $2.2 billion of long-term senior notes and $2.3 billion of common and mandatory convertible preferred stock.

(2)

The term loan facility was repaid in full in April 2015 with proceeds from the divestiture of the Company’s northeastern Pennsylvania gathering assets and borrowings under the revolving credit facility.

Commercial Paper

In April 2015, the Company entered into a commercial paper program. The Company may issue up to $2 billion in commercial paper under the program. However, outstanding borrowings from the commercial paper program combined with outstanding borrowings under the revolving credit facility may not exceed $2 billion. The commercial paper issuance may have terms of up to 397 days and will bear interest at rates agreed upon at the time of each issuance. The Company’s short-term corporate credit ratings are currently A-3 by Standard & Poor’s, P-3 by Moody’s and F3 by Fitch Investor Services. As of September 30, 2015, the Company had $520 million of outstanding issuance under its commercial paper program at an average rate of 1.266%. As the Company has the intent, if necessary, and ability to refinance the balance due with borrowings under its revolving credit facility, the $520 million outstanding under the commercial paper program was classified as long-term debt on the September 30, 2015 unaudited condensed consolidated balance sheet.

Public Offering of Senior Notes

In January 2015, the Company completed a public offering of $350 million aggregate principal amount of its 3.30% senior notes due 2018 (the “2018 Notes”), $850 million aggregate principal amount of its 4.05% senior notes due 2020 (the “2020 Notes”) and $1 billion aggregate principal amount of its 4.95% senior notes due 2025 (the “2025 Notes”), with net proceeds from the offering totaling approximately $2.2 billion after underwriting discounts and offering expenses. The Notes were sold to the public at a price of 99.949% of their face value for the 2018 Notes, 99.897% of their face value for the 2020 Notes and 99.782% of their face value for the 2025 Notes. The proceeds from this offering were used to repay the remaining principal and interest outstanding under the Company’s $4.5 billion 364-day bridge term loan facility, which was first reduced with proceeds from the Company’s concurrent underwritten public offerings of common and preferred stock, and were also used to repay a portion of amounts outstanding under the Company’s revolving credit facility. As a result of this repayment, the Company expensed $47 million of short-term unamortized debt issuance costs related to the bridge facility in January 2015 recognized in other interest charges on the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2015.

Credit and Term Facilities

The Company’s revolving credit facility, entered into in December 2013, provides a borrowing capacity of up to $2.0 billion and matures in December 2018, with options for two one-year extensions with participating lender approval.  The amount available under the revolving credit facility may be increased by  $500  million upon the Company’s agreement with its participating lenders. The interest rate on the revolving credit facility is calculated based upon the Company’s credit rating and is currently 150 basis points over the current LIBOR as of September 30, 2015. The revolving credit facility is unsecured and is not guaranteed by any subsidiaries of the Company. The revolving credit facility contains covenants imposing certain restrictions on the Company, including a financial covenant under which Southwestern may not issue total debt in excess of 60% of its total adjusted book capital. This financial covenant with respect to capitalization percentages excludes the effects of any full cost ceiling impairments, certain hedging activities and the Company’s pension and other postretirement liabilities. As of September 30, 2015,  the Company was in compliance with the covenants of its revolving credit facility and other debt agreements.

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

(10) COMMITMENTS AND CONTINGENCIES

Operating Commitments and Contingencies

In the first quarter of 2010, the Company was awarded exclusive licenses by the Province of New Brunswick in Canada to conduct an exploration program covering approximately 2.5 million acres in the province. The licenses require the Company to make certain capital investments in New Brunswick of approximately $47 million Canadian dollars in the aggregate over the license periods. In order to obtain the licenses, the Company provided promissory notes payable on demand to the Minister of Finance of the Province of New Brunswick with an aggregate principal amount of $45 million Canadian dollars. The promissory notes secure the Company’s capital expenditure obligations under the licenses and are returnable to the Company to the extent the Company performs such obligations. If the Company fails to fully perform, the Minister of Finance may retain a portion of the applicable promissory notes in an amount equal to any deficiency. The Company commenced its Canada exploration program in 2010 and, as of September 30, 2015 has invested $45 million Canadian dollars, or $44 million US dollars, in New Brunswick towards the Company’s commitment, fully covering the promissory notes held by the Province of New Brunswick. No liability has been recognized in connection with the promissory notes due to the Company’s investments in New Brunswick as of September 30, 2015 and its future investment plans. In December 2014, New Brunswick’s provincial government announced its intent to impose a moratorium on hydraulic fracturing in the province, and, on March 27, 2015, the provincial legislature approved enabling legislation. The Company has been granted an extension of its licenses. The provincial government has announced a list of conditions that must be met before the moratorium can be lifted, but because these conditions are subjective and the government has discretion whether to grant an extension, the Company cannot predict the duration of the moratorium or whether it will continue beyond the expiration of the licenses, as their terms have been, or in the future may be, extended. Unless and until the moratorium is lifted, the Company will not be able to continue with its program in New Brunswick. If the licenses expire before the moratorium is lifted or the Company can complete its program, the Company may be required to write off its investment.

As of September 30, 2015, the Company’s contractual obligations for demand and similar charges under firm transportation and gathering agreements to guarantee access capacity on operational natural gas and liquids pipelines and gathering systems totaled approximately $8.8 billion,  36% of which related to access capacity on future pipeline and gathering infrastructure projects that still require the granting of regulatory approvals and additional construction efforts. The Company also had guarantee obligations of up to $605 million of that amount.

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

The Company’s subsidiary filed a petition for review in the Supreme Court of Texas in February 2014. The plaintiff and the intervenor filed a cross-petition for review in April 2014, but conditioned their filing on the court’s granting the Company’s subsidiary’s petition for review; i.e., if the court denies the Company’s subsidiary’s petition for review, then the plaintiff and the intervenor are not seeking further review of the court of appeals’ judgment. The Supreme Court granted the parties’ petitions for review and heard oral argument on the case in October 2015 but has not yet issued a decision. Based on the Company’s understanding and judgment of the facts and merits of this case, including appellate matters, and after considering the advice of counsel, the Company has determined that, although reasonably possible, a materially adverse final outcome to this action is not probable. As such, the Company has not accrued any amounts with respect to this action. If the Supreme Court affirms all aspects of the court of appeals’ judgment, then the Company’s subsidiary would owe the $11 million in damages, plus interest and attorneys’ fees, offset by any award of attorneys’ fees for its prevailing on the theft count. The Company’s assessment may change in the future depending on the Supreme Court’s decision, and such a re-assessment could lead to the determination that the potential liability is probable and could be material to the Company’s results of operations, financial position or cash flows.

Arkansas Royalty Litigation

The Company or certain of the Company’s subsidiaries are defendants in three cases, two filed in Arkansas state court in 2010 and 2013 and one in federal court in 2014, on behalf of putative classes of royalty owners on some of our leases located in Arkansas. The chief complaint in all three cases is that one of the Company’s subsidiaries underpaid the royalty owners by, among other things, deducting from royalty payments costs for gathering, transportation, and compression of natural gas in excess of what is permitted by the relevant leases.  In September and October 2014 the judges in the two Arkansas state actions entered orders certifying classes of royalty owners who are citizens of Arkansas. The Company’s subsidiaries are appealing those orders.  In October 2015, the court in the federal case conducted a hearing on the plaintiff's motion to certify a class of royalty owners not included in either of the two state cases.  The Company and certain of its subsidiaries asserted that the federal court should not certify any class, but that, if it did, it should certify a broader class that would, among other things, encompass all cost-bearing royalty owners with leases for property in the Fayetteville Shale.  The federal court has not yet ruled on this issue.

Discovery regarding the plaintiffs’ theories of liability and amount of claimed damages is ongoing.  None of the plaintiffs in any of the cases has specified the specific range of damages being sought, but each has presented two alternative damages theories.  Under one theory, plaintiffs have asserted that obligations to affiliates are not “incurred” and therefore the exploration subsidiary was not entitled to deduct any post-production costs.  Plaintiffs appear to contend that damages under this theory would be based on the aggregate amount deducted from royalty payments for gathering, treating, and compressing gas, which, based on discovery, could exceed $200 million.  Under another theory, plaintiffs assert that the gathering and treating rates it deducted from royalty payments exceeded the affiliates’ actual costs or otherwise were not reasonable.  The plaintiffs have not disclosed what they contend the appropriate rate is.

In addition, in September 2015 three cases were filed in Arkansas state court on behalf of a total of 248 individually named plaintiffs.  Each case asserts complaints that are in substance virtually identical to the above-described case.  The Company and its subsidiaries have removed two of the cases to federal court, and those cases have been assigned to the court in which the above-described federal case is pending.

Management believes that, in all of the above cases, the deductions from royalty payments as calculated are permitted and intends to defend the cases vigorously. The Company’s assessment may change in the future due to the occurrence of certain events, such as adverse judgments, and such a re-assessment could lead to the determination that the potential liability is probable and could be material to the Company’s results of operations, financial position or cash flows.

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

(11) PENSION PLAN AND OTHER POSTRETIREMENT BENEFITS

The Company has defined pension and postretirement benefit plans which cover substantially all of the Company’s employees. Net periodic pension costs include the following components for the three and nine months ended September 30, 2015 and 2014:

	Pension Benefits
	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in millions)

Service cost	$4	$3	$12	$10
Interest cost	1	1	4	4
Expected return on plan assets	(2)	(1)	(6)	(5)
Amortization of prior service cost	–	–	–	–
Amortization of net loss	1	–	2	–

Net periodic benefit cost	$4	$3	$12	$9

The Company’s postretirement benefit plan had a net periodic benefit cost of $1,  $1,  $3 and $2 million as of the three months ended September 30, 2015 and 2014, and nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, the Company has contributed $9 million to the pension plan and expects to contribute an additional $3 million to the pension plan in 2015.

The Company maintains a non-qualified deferred compensation supplemental retirement savings plan (“Non-Qualified Plan”) for certain key employees who may elect to defer and contribute a portion of their compensation, as permitted by the plan. Shares of the Company’s common stock purchased under the terms of the Non-Qualified Plan are presented as treasury stock and totaled 45,990 shares at September 30, 2015 compared to 11,055 shares at December 31, 2014.

(12) STOCK-BASED COMPENSATION

The Company recognized the following amounts in employee stock-based compensation costs for the three and nine months ended September 30, 2015 and 2014:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in millions)
Stock-based compensation cost – expensed	$6	$4	$18	$13
Stock-based compensation cost – capitalized	$6	$4	$17	$13

As of September 30, 2015, there was $80 million of total unrecognized compensation cost related to the Company’s unvested stock option grants, restricted stock grants, and performance units. This cost is expected to be recognized over a weighted-average period of 2 years.

The following table summarizes stock option activity for the nine months ended September 30, 2015 and provides information for options outstanding and options exercisable as of September 30, 2015:

		Weighted
		Average
	Number	Exercise
	of Options	Price
	(in thousands)	(per share)
Outstanding at December 31, 2014	3,622	$35.41
Granted	224	26.35
Exercised	–	–
Forfeited or expired	(67)	38.97
Outstanding at September 30, 2015	3,779	$34.82
Exercisable at September 30, 2015	2,249	$36.17

The following table summarizes restricted stock activity for the nine months ended September 30, 2015 and provides information for unvested shares as of September 30, 2015:

		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value
	(in thousands)	(per share)
Unvested shares at December 31, 2014	2,376	$34.00
Granted	103	26.05
Vested	(98)	34.96
Forfeited	(70)	33.54
Unvested shares at September 30, 2015	2,311	$33.61

The following table summarizes performance unit activity to be paid out in Company stock for the nine months ended September 30, 2015 and provides information for unvested units as of September 30, 2015. The performance units include a market condition based on Relative Total Shareholder Return (“TSR”) and a performance condition based on the Company's Present Value Index (“PVI”), collectively the “Performance Measures.” The fair value of the TSR market condition of the performance units is based on a Monte Carlo model and is amortized to compensation expense on a straight-line basis over the vesting period of the award. The fair value of the PVI performance condition of the performance units is based on the economic analysis for each investment opportunity based upon the expected present value added for each dollar to be invested and amortized to compensation expense on a straight line basis over the vesting period of the award. The grant date fair value is calculated using the Performance Measures and the closing price of the Company’s common stock at the grant date.

		Weighted
		Average
	Number	Grant Date
	of Units (1)	Fair Value
	(in thousands)	(per unit)
Unvested units at December 31, 2014	223	$40.44
Granted	443	35.22
Vested	–	–
Forfeited	–	–
Unvested units at September 30, 2015	666	$36.97

(1)

These amounts reflect the number of performance units granted in thousands. The actual payout of shares may range from a minimum of zero shares to a maximum of two shares contingent upon the actual performance against the Performance Measures.

Liability-Classified Performance Units

Certain employees were provided performance units vesting equally over three years.  The payout of these units is based on certain metrics, such as total shareholder return and reserve replacement efficiency, compared to a predetermined group of peer companies and Company goals.  At the end of each performance period, the value of the vested performance units, if any, is paid in cash.  As of September 30, 2015 and December 31, 2014, the Company’s liability under the performance unit agreements was $24 million and $51 million, respectively.

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

	Exploration
	and	Midstream
	Production	Services	Other		Total
	(in millions)
Three months ended September 30, 2015:
Revenues from external customers	$491	$258	$–		$749
Intersegment revenues	(3)	489	–		486
Operating income (loss)	(2,910)	68	–		(2,842)
Gain on derivatives	15	–	–		15
Depreciation, depletion and amortization	255	20	–		275
Impairment of natural gas and oil properties	2,839	–	–		2,839
Provision (benefit) for income taxes (1)	(1,112)	24	–		(1,088)
Assets	9,159	1,329	237	(2)	10,725
Capital investments (3)	461	7	–		468

Three months ended September 30, 2014:
Revenues from external customers	$652	$276	$–		$928
Intersegment revenues	3	707	–		710
Operating income	189	97	–		286
Gain (loss) on derivatives	79	–	(1)		78
Depreciation, depletion and amortization	223	15	–		238
Interest expense (1)	10	2	1		13
Provision (benefit) for income taxes (1)	107	34	(1)		140
Assets	7,461	1,494	222	(2)	9,177
Capital investments (3)	531	34	9		574

	Exploration
	and	Midstream
	Production	Services	Other		Total
	(in millions)
Nine months ended September 30, 2015:
Revenues from external customers	$1,647	$798	$1		$2,446
Intersegment revenues	(14)	1,653	–		1,639
Operating income (loss)	(4,471)	511	(1)		(3,961)
Other income, net	2	–	–		2
Gain (loss) on derivatives	32	–	(2)		30
Depreciation, depletion and amortization	824	52	–		876
Impairment of natural gas and oil properties	4,374	–	–		4,374
Interest expense (1)	45	7	–		52
Provision (benefit) for income taxes (1)	(1,724)	193	(1)		(1,532)
Assets	9,159	1,329	237	(2)	10,725
Capital investments (3)	1,880	164	10		2,054

Nine months ended September 30, 2014:
Revenues from external customers	$2,169	$907	$–		$3,076
Intersegment revenues	13	2,437	–		2,450
Operating income (loss)	817	272	(1)		1,088
Other income, net	1	–	–		1
Loss on derivatives	(27)	(1)	(1)		(29)
Depreciation, depletion and amortization	650	43	–		693
Interest expense (1)	29	9	1		39
Provision (benefit) for income taxes (1)	309	101	(1)		409
Assets	7,461	1,494	222	(2)	9,177
Capital investments (3)	1,706	109	22		1,837

(1)	Interest expense and the provision for income taxes by segment are allocated as they are incurred at the corporate level.

(2)	Other assets represent corporate assets not allocated to segments and assets for non-reportable segments.

(3)

Capital investments includes a $6 million increase and a $53 million increase for the three months ended September 30, 2015 and 2014, respectively, and a $5 million decrease and a $114 million increase for the nine months ended September 30, 2015 and 2014, respectively, relating to the change in accrued expenditures between periods.  E&P capital for the nine month period ended September 30, 2015 includes approximately $516 million related to the WPX Property and Statoil Property Acquisitions. Midstream capital for the nine months ended September 30, 2015 includes approximately $119 million associated with the intangible asset related to the firm transportation acquired through the WPX Property Acquisition.

Included in intersegment revenues of the Midstream Services segment are $414 million and $612 million for the three months ended September 30, 2015 and 2014, respectively, and $1.4  billion and $2.2 billion for the nine months ended September 30, 2015 and 2014, respectively, for marketing of the Company’s E&P sales. Corporate assets include cash and cash equivalents, furniture and fixtures, prepaid debt and other costs. Corporate general and administrative costs, depreciation expense and taxes other than income are allocated to the segments. The Company’s E&P segment assets included $69 million and $78 million at September 30, 2015 and 2014, respectively, related to the Company’s activities in Canada.

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

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30) (“Update 2015-03”), which seeks to simplify presentation of debt issuance costs. Update 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. Entities should apply the amendments in Update 2015-03 on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. In August 2015, the FASB issued Accounting Standards Update No. 2015-15, Interest-Imputation of Interest (Subtopic 835-30) (“Update 2015-15”), which addresses the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements, given the absence of authoritative guidance within Update 2015-03 for debt issuance costs related to line-of-credit arrangements.  For public entities, Update 2015-03 and Update 2015-15 are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. The Company is currently evaluating the provisions of Update 2015-03 and Update 2015-15 to assess the impact, if any, they may have on its consolidated results of operations, financial position or cash flows.

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

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, Inventory (Topic 330) (“Update 2015-11”), which seeks to simplify the measurement of inventory. Update 2015-11 requires that an entity should measure inventory at the lower of cost and net realizable value, where net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. For public entities, the amendments in Update 2015-11 are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the provisions of Update 2015-11 and assessing the impact, if any, it may have on its consolidated results of operations, financial position or cash flows.

In July 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-12, which consists of three related parts: (1) Plan Accounting: Defined Contribution Pension Plans (Topic 962); Health and Welfare Benefit Plans (Topic 965): Fully Benefit-Responsive Investment Contracts (“Part I”); (2) Plan Accounting: Defined Benefit Pension Plans (Topic 960); Defined Contribution Pension Plans (Topic 962); Health and Welfare Benefit Plans (Topic 965): Plan Investment Disclosures (“Part II”); and (3) Plan Accounting: Defined Benefit Pension Plans (Topic 960); Defined Contribution Pension Plans (Topic 962); Health and Welfare Benefit Plans (Topic 965): Measurement Date Practical Expedient (“Part III”). Part I requires (1) fully benefit-responsive investment contracts to be measured at contract value; and (2) an adjustment to reconcile contract value to fair value, when these measures differ, on the face of the plan financial statements. Part II eliminates the current requirement for both participant-directed investments and non-participant-directed investments to disclose individual investments representing 5% or more of net assets available for benefits, as well as the net appreciation or depreciation for investments by general type on a disaggregated basis.  Part III permits plans to measure investments and investment-related accounts as of a month-end date that is closest to the plan’s fiscal year-end, when the fiscal period does not coincide with a month-end. The amendments in Update 2015-12 are effective for fiscal years beginning after December 15, 2015, with early adoption permitted. The Company is currently evaluating the provisions of Update 2015-12 and assessing the impact, if any, it may have on its consolidated results of operations, financial position, or cash flows.

In September 2015, the FASB issued Accounting Standards Update No. 2015-16, Business Combinations (Topic 805) (“Update 2015-16”), which seeks to reduce the complexity of amounts recognized in a business combination. The amendments in Update 2015-16 require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in Update 2015-16 require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in Update 2015-16 require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments in Update 2015-16 are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The Company is currently evaluating the provisions of Update 2015-16 and assessing the impact, if any, it may have on its consolidated results of operations, financial position or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following updates information as to Southwestern Energy Company’s financial condition provided in our 2014 Annual Report and analyzes the changes in the results of operations between the three and nine months ended September 30, 2015 and 2014. For definitions of commonly used natural gas and oil terms used in this Quarterly Report, please refer to the “Glossary of Certain Industry Terms” provided in our 2014 Annual Report.

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

Our primary business is the exploration for and production of natural gas and oil, with our current operations principally focused within the United States on development of unconventional reservoirs located in Arkansas, Pennsylvania and West Virginia.  Our operations in Arkansas are primarily focused on an unconventional natural gas reservoir known as the Fayetteville Shale, and our operations in northeast Pennsylvania are focused on an unconventional natural gas reservoir known as the Marcellus Shale (herein referred to as “Northeast Appalachia”). We also have a significant stake in properties located in West Virginia and adjacent areas in southwest Pennsylvania. These operations, primarily in West Virginia, are focused on the Marcellus, the Utica and the Upper Devonian unconventional natural gas and oil reservoirs (herein referred to as “Southwest Appalachia”). To a lesser extent, we have exploration and production activities ongoing in Colorado, Louisiana and elsewhere in the United States. We also actively seek to find and develop new natural gas and oil plays with significant exploration and exploitation potential, which we refer to as “New Ventures,” and to obtain additional reserves through acquisitions. We also operate drilling rigs in Arkansas, Pennsylvania and West Virginia, and provide oilfield products and services, principally serving our exploration and production operations. Our natural gas gathering and marketing (“Midstream Services”) activities primarily support our E&P activities in Arkansas, Pennsylvania, Louisiana, and West Virginia.

We are focused on providing long-term growth in the net asset value per share of our business. We derive the majority of our operating income and cash flow from the production associated with our E&P business and expect this to continue in the future. We expect our production volumes will continue to increase due to the ongoing development of our Northeast and Southwest Appalachia properties. The price we expect to receive for our production is a critical factor in the capital investments we make in order to develop our properties.  In recent years, there has been significant volatility in natural gas prices as evidenced by New York Mercantile Exchange, or NYMEX, natural gas prices ranging from a high of $13.58 per MMBtu in 2008 to a low of $1.91 per MMBtu in 2012 with wider fluctuations recently seen at regional pricing points reflecting basis differentials. Since the second half of 2014, the industry has faced an increasingly challenging commodity price environment. While we believe there may be improving supply and demand dynamics in the future, we will continue to exercise flexibility and discretion with our capital investment program. Natural gas prices fluctuate due to a variety of factors we cannot control or predict. These factors, which include increased supplies of natural gas due to greater exploration and development activities, weather conditions, political and economic events, and competition from other energy sources, impact supply and demand for natural gas, which in turn determines the sales prices for our production. Going forward, we will be impacted by crude oil and natural gas liquids (“NGL”) prices which have been volatile and have recently declined significantly. In addition to the factors identified above, the prices we realize for our production are affected by our hedging activities as well as locational differences in market prices, including basis differentials. Considering price impacts only and using the first-day-of-the-month prices of natural gas, oil and NGLs for the first ten months of 2015 and forecast prices for the remainder of 2015, we expect that a material amount of our proved undeveloped reserves at December 31, 2014 will be revised downward at year-end 2015.  Our proved undeveloped reserves were approximately 45% of our total proved reserves at December 31, 2014.  Using the same pricing scenario to determine the ceiling amount in our full cost ceiling test is likely to result in a material write-down in the fourth quarter of 2015 similar in magnitude to the write-down in the second quarter of 2015 ($944 million, net of tax), or larger, before consideration of moves from unevaluated properties.

Three Months Ended September 30, 2015 Compared with Three Months Ended September 30, 2014

We reported a net loss attributable to common stock of $1.8 billion for the three months ended September 30, 2015, or ($4.62) per diluted share, compared to net income attributable to common stock of $211 million, or $0.60 per diluted share, for the three months ended September 30, 2014.

Our natural gas and liquids production increased to 249 Bcfe for the three months ended September 30, 2015, up 27%  from 196 Bcfe for the three months ended September 30, 2014. This 53 Bcfe increase was due to a  37 Bcfe increase in net production from our Southwest Appalachia properties, a 27 Bcf increase in net production from our Northeast Appalachia properties, and was partially offset by an 11 Bcfe decrease in net production from our Fayetteville Shale and other properties.  The average price realized for our gas production, including the effects of hedges, decreased 36%  to $2.21 per Mcf for the three months ended September 30, 2015 compared to $3.43 per Mcf for the same period in 2014. The average price realized for our oil production decreased 66% to $33.50 per barrel for the three months ended September 30, 2015 compared to $97.71 for the same period in 2014. The average price realized for our NGL production decreased 87% to $4.72 per barrel for the three months ended September 30, 2015 compared to $35.57 for the same period in 2014. We did not hedge our 2015 or 2014 oil or NGL production.

Our E&P segment reported an operating loss of $2.9 billion for the three months ended September 30, 2015, down from operating income of $189 million for the three months ended September 30, 2014. This decrease was primarily due to a $2.8 billion non-cash ceiling test impairment, a 45%, or $1.44 per Mcf, decrease in our realized natural gas price excluding hedges, decreases in our realized oil and NGL prices, and a $93 million increase in operating costs and expenses, excluding the ceiling test impairment, that resulted from increased activity levels, partially offset by an increase in the revenue impact of our 27%, or 53 Bcfe increase in production and an increase in hedge settlement proceeds. In May 2015, we sold our conventional oil and gas assets located in East Texas and the Arkoma Basin that accounted for $1 million in operating loss and  $5 million in operating income for the three months ended September 30, 2015 and 2014, respectively.

Operating income for our Midstream Services segment was $68 million for the three months ended September  30, 2015, down from $97 million for the three months ended September  30, 2014, due to a $26 million decrease in gas gathering revenues, a $3 million decrease in the margin generated from our natural gas and liquids marketing activities, and a $1 million loss on sale of assets, slightly offset by a $1 million decrease in operating costs and expenses. In April 2015, we sold our northeastern Pennsylvania gathering assets that accounted for $8 million in operating income for the three months ended September 30, 2014.

Capital investments were $468 million for the three months ended September 30, 2015 of which $461 million was invested in our E&P segment, compared to $574 million for the same period of 2014, of which $531 million was invested in our E&P segment.

Nine Months Ended September 30, 2015 Compared with Nine Months Ended September 30, 2014

We reported a net loss attributable to common stock of $2.5 billion for the nine months ended September 30, 2015, or ($6.65) per diluted share, compared to net income attributable to common stock of $612 million, or $1.74 per diluted share, for the nine months ended September 30, 2014.

Our natural gas and liquids production increased to 727 Bcfe for the nine months ended September 30, 2015, up 28% from 567 Bcfe for the nine months ended September 30, 2014. This 160 Bcfe increase was due to a 103 Bcfe increase in net production from our Southwest Appalachia properties, a 78 Bcf increase in net production from our Northeast Appalachia properties, and was partially offset by a 21 Bcfe decrease in net production from our Fayetteville Shale and other properties.  The average price realized for our gas production, including the effects of hedges, decreased 35% to $2.47 per Mcf for the nine months ended September 30, 2015 compared to $3.79 per Mcf for the same period in 2014. The average price realized for our oil production decreased 65% to $35.23 per barrel for the nine months ended September 30, 2015 compared to $100.39 for the same period in 2014. The average price realized for our NGL production decreased 84% to $6.43 per barrel for the nine months ended September 30, 2015 compared to $40.73 for the same period in 2014. We did not hedge our 2015 or 2014 oil or NGL production.

Our E&P segment reported an operating loss of $4.5 billion for the nine months ended September 30, 2015, down from operating income of $817 million for the nine months ended September 30, 2014. This decrease was primarily due to a $4.4 billion non-cash ceiling test impairment, a 48%, or $1.86 per Mcf, decrease in our realized natural gas price excluding hedges, decreases in our realized oil and NGL prices, and a $365 million increase in operating costs and expenses, excluding the ceiling test impairment, that resulted from increased activity levels, partially offset by an increase in the revenue impact of our 28%, or 160 Bcfe, increase in production and an increase in hedge settlement proceeds.  In May 2015, we sold our conventional oil and gas assets located in East Texas and the Arkoma Basin that accounted for $24 million in operating income for the nine months ended September 30, 2014.

Operating income for our Midstream Services segment was $511 million for the nine months ended September 30, 2015, up from $272 million for the nine months ended September 30, 2014, due to a $277 million net gain on sale of assets and a $3 million increase in the margin generated from our natural gas and liquids marketing activities, partially offset by a decrease of $38 million in gas gathering revenues and an increase in operating costs and expenses of $3 million.  In April 2015, we sold our northeastern Pennsylvania gathering assets that accounted for $13 million and $27 million in operating income for the nine months ended September 30, 2015 and 2014, respectively. A gain on sale of $283 million was recognized and is included in (Gain) loss on sale of assets, net in the unaudited condensed consolidating statement of operations.

Capital investments were $2.1 billion for the nine months ended September 30, 2015 (including $635 million, in total, related to the acquisitions from WPX Energy, Inc. and Statoil ASA) of which $1.9 billion was invested in our E&P segment, compared to $1.8 billion for the same period of 2014, of which $1.7 billion was invested in our E&P segment.

RESULTS OF OPERATIONS

The following discussion of our results of operations for our segments is presented before intersegment eliminations. We evaluate our segments as if they were stand-alone operations and accordingly discuss their results prior to any intersegment eliminations. Interest expense and income tax expense are discussed on a consolidated basis.

Exploration and Production
	For the three months		For the nine months
	ended September 30,		ended September 30,
	2015	2014	2015	2014

Revenues (in millions)	$488	$655	$1,633	$2,182
Impairment of natural gas and oil properties (in millions)	$2,839	$–	$4,374	$–
Operating costs and expenses (in millions)	$559	$466	$1,730	$1,365
Operating income (loss) (in millions)	$(2,910)	$189	$(4,471)	$817
Gain (loss) on derivatives (in millions) (1)	$50	$24	$138	$(21)

Gas production (Bcf)	228	196	673	566
Oil production (MBbls)	562	51	1,696	114
NGL production (MBbls)	3,034	11	7,374	27
Total production (Bcfe)	249	196	727	567

Average realized gas price per Mcf, including hedges (2)	$2.21	$3.43	$2.47	$3.79
Average realized gas price per Mcf, excluding hedges	$1.77	$3.21	$2.05	$3.91
Average oil price per Bbl	$33.50	$97.71	$35.23	$100.39
Average NGL price per Bbl	$4.72	$35.57	$6.43	$40.73

Average unit costs per Mcfe:
Lease operating expenses	$0.92	$0.91	$0.92	$0.91
General and administrative expenses	$0.20	$0.23	$0.22	$0.24
Taxes, other than income taxes	$0.10	$0.10	$0.11	$0.11
Full cost pool amortization	$0.98	$1.09	$1.08	$1.10

(1)	Represents the gain (loss) on derivatives, settled, associated with derivatives not designated for hedge accounting.

(2)

Including the gain (loss) on derivatives excluding derivatives, settled effects of commodity hedging contracts not designated for hedge accounting, results in an average price of $2.07, $3.71, $2.32 and $3.78 per Mcf for the three months ended September 30, 2015 and 2014, and the nine months ended September 30, 2015 and 2014, respectively.

Revenues

Revenues for our E&P segment were $488 million for the three months ended September 30, 2015, down $167 million, or 25%, compared to the same period in 2014. A decrease in the price realized from the sale of our natural gas decreased revenue by $325 million, partially offset by an increase of $102 million due to higher natural gas production volumes and an increase of $29 million in hedge settlement proceeds. Additionally, there was a $157 million increase due to increased liquid production volumes, partially offset by a $130 million decrease as a result of decreased liquids pricing. E&P revenues were $1.6 billion for the nine months ended September 30, 2015, down $549 million, or 25%, compared to the same period in 2014. A  decrease in the price realized from the sale of our natural gas decreased revenue by $1,251 million, partially offset by a $416 million increase due to higher natural gas production volumes and an increase of $192 million in hedge settlement proceeds. Additionally there was a $458 million increase due to increased liquid production volumes, partially offset by a $364 million decrease as a result of decreased liquids pricing. We expect our production volumes to continue to increase due to the development of our Northeast and Southwest Appalachia properties.  Natural gas, oil, and NGL prices are difficult to predict and are subject to wide price fluctuations. As of September 30, 2015, we had hedged 60 Bcf of our remaining 2015 natural gas production to limit our exposure to price fluctuations. We refer you to Note 6 to the unaudited condensed consolidated financial statements included in this Quarterly Report and to the discussion of “Commodity Prices” provided below for additional information. In May 2015, we sold our conventional oil and gas assets located in East Texas and the Arkoma Basin that accounted for $16 million of our oil and gas revenues for the three months ended September 30, 2014, and $15 and $56 million of our oil and gas revenues for the nine months ended September 30, 2015 and 2014, respectively.

Production

For the three months ended September 30, 2015, our natural gas and liquids production increased 27% to 249 Bcfe, up from 196 Bcfe from the same period in 2014, and was produced entirely by our properties in the United States. The 53 Bcfe increase in our 2015 production was due to a 37 Bcfe increase in net production from our Southwest Appalachia properties, a 27 Bcf increase in net production from our Northeast Appalachia properties, and was partially offset by an 11 Bcfe decrease in net production in our Fayetteville Shale and other properties. Net production from our Fayetteville Shale, Northeast Appalachia and Southwest Appalachia properties was 118 Bcf, 93 Bcf and 37 Bcfe respectively, for the three months ended September 30, 2015 compared to 126 Bcf, 66 Bcf, and zero, respectively, for the same period in 2014. For the nine months ended September 30, 2015, our natural gas and liquids production increased 28% to 727 Bcfe, up from 567 Bcfe from the same period in 2014, and was produced entirely by our properties in the United States. The 160 Bcfe increase in our 2015 production was due to a 103 Bcfe increase in net production from our Southwest Appalachia properties, a 78 Bcf increase in net production from our Northeast Appalachia properties, and was partially offset by a 21 Bcfe decrease in net production in our Fayetteville Shale and other properties. Net production from our Fayetteville Shale, Northeast Appalachia and Southwest Appalachia properties was 354 Bcf, 263 Bcf and 103 Bcfe respectively, for the nine months ended September 30, 2015 compared to 369 Bcf, 185 Bcf, and zero, respectively, for the same period in 2014.

Commodity Prices

The average price realized for our natural gas production, including the effects of hedges, decreased to $2.21 per Mcf for the three months ended September 30, 2015, as compared to $3.43 for the same period in 2014.  The decrease was the result of a $1.44 per Mcf decrease in the average natural gas price, excluding hedges, partially offset by higher proceeds from our hedge program during the three months ended September 30, 2015 as compared to the same period in 2014. The average price realized for our natural gas production, excluding the effects of hedges, decreased 45% to $1.77 per Mcf for the three months ended September 30, 2015, as compared to the same period in 2014.  Our hedges increased the average realized natural gas price by $0.44 per Mcf for the three months ended September 30, 2015 compared to an increase of $0.22 per Mcf for the same period in 2014. The average price realized for our natural gas production, including the effects of hedges, decreased to $2.47 per Mcf for the nine months ended September 30, 2015, as compared to $3.79 for the same period in 2014.  The decrease was the result of a $1.86 per Mcf decrease in the average natural gas price, excluding hedges, partially offset by higher proceeds from our hedge program during the nine months ended September 30, 2015 as compared to the same period in 2014. The average price realized for our natural gas production, excluding the effects of hedges, decreased 48%  to $2.05 per Mcf for the nine months ended September 30, 2015, as compared to the same period in 2014.  Our hedges increased the average realized natural gas price by $0.42 per Mcf for the nine months ended September 30, 2015 compared to a decrease of $0.12 per Mcf for the same period in 2014.

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

Excluding the impact of hedges, the average price received for our natural gas production for the nine months ended September 30,  2015 of $2.05 per Mcf was approximately $0.75 lower than the average monthly NYMEX settlement price, primarily due to locational basis differentials and transportation costs.  We protected approximately 44% of our natural gas production for the nine months ended September 30, 2015 from the impact of widening basis differentials through our hedging activities and sales arrangements. At September 30, 2015, we had basis protected on approximately 82 Bcf of our remaining 2015 expected natural gas production through physical sales arrangements and financial hedging activities at a differential to NYMEX natural gas prices of approximately ($0.17) per Mcf, excluding transportation and fuel charges. In addition to the basis hedges at September  30, 2015, we had NYMEX fixed price hedges in place on notional volumes of 60 Bcf of our remaining 2015 natural gas production at an average price of $4.40 per MMBtu. Natural gas accounted for approximately 92% and 100% of our total production for the nine months ended September  30, 2015 and 2014, respectively.

We realized an average sales price of $33.50 per barrel for our oil production for the three months ended September 30, 2015, down approximately 66% from $97.71 per barrel for the same period in 2014. We realized an average sales price of $35.23 per barrel for our oil production for nine months ended September 30, 2015, down approximately 65% from $100.39 per barrel for the same period in 2014. We did not hedge our 2015 or 2014 oil production. Oil accounted for 1% and less than 1% of our total production for the nine months ended September 30, 2015 and 2014, respectively.

We realized an average sales price of $4.72 per barrel for our NGL production for the three months ended September 30, 2015, down approximately 87% from $35.57 per barrel for the same period in 2014. We realized an average sales price of $6.43 per barrel for our NGL production for nine months ended September 30, 2015, down approximately 84% from the $40.73 per barrel for the same period in 2014.  We did not hedge our 2015 or 2014 NGL production. NGLs accounted for 7%  and less than 1% of our total production for the nine months ended September 30, 2015 and 2014, respectively.

Operating Income

Our E&P segment reported an operating loss of $2.9 billion for the three months ended September 30, 2015, down from operating income of $189 million for the three months ended September 30, 2014. This decrease was primarily due to a $2.8 billion non-cash ceiling test impairment, a 45%, or $1.44 per Mcf,  decrease in our realized natural gas price excluding hedges, decreases in our realized oil and NGL prices, and a $93 million increase in operating costs and expenses, excluding the ceiling test impairment, that resulted from increased activity levels, partially offset by an increase in the revenue impact of our 27%, or 53 Bcfe, increase in production and an increase in hedge settlement proceeds. Our E&P segment reported operating loss of $4.5 billion for the nine months ended September 30, 2015, down from operating income of $817 million for the nine months ended September 30, 2014. This decrease was primarily due to a $4.4 billion non-cash ceiling test impairment, a 48%, or $1.86 per Mcf, decrease in our realized natural gas price, excluding hedges, decreases in our realized oil and NGL prices, and a $365 million increase in operating costs and expenses, excluding the ceiling test impairment, that resulted from increased activity levels, partially offset by an increase in the revenue impact of our 28%, or 160 Bcfe, increase in production and an increase in hedge settlement proceeds.  In May 2015, we sold our conventional oil and gas assets located in East Texas and the Arkoma Basin that accounted for ($1), $5 and $24 million of our operating income (loss) for the three months ended September 30, 2015 and 2014, and nine months ended September 30, 2014, respectively.

Operating Costs and Expenses

Lease operating expenses per Mcfe for the E&P segment were $0.92 for the three months ended September 30, 2015 compared to $0.91 for the same period in 2014.  Lease operating expense per unit of production increased for the three months ended September 30, 2015 as compared to the same period of 2014 primarily due to an increase in gathering and processing charges. Lease operating expenses per Mcfe for the E&P segment were $0.92 for the nine months ended September 30, 2015 compared to $0.91 for the same period in 2014. Lease operating expense per unit of production increased for the nine months ended September 30, 2015 as compared to the same period of 2014 primarily due to an increase in gathering and processing charges.

General and administrative expenses for the E&P segment were $0.20 per Mcfe for the three months ended September 30, 2015 compared to $0.23 per Mcfe for the same period in 2014 primarily due to an increase in production volumes. General and administrative expenses for the E&P segment were $0.22 per Mcfe for the nine months ended September 30, 2015 compared to $0.24 per Mcfe for the same period in 2014 primarily due to an increase in production volumes. In total, general and administrative expenses for the E&P segment were $50 million for the three months ended September 30, 2015, compared to $44 million for the three months ended September 30, 2014, primarily due to increased personnel costs associated with the expansion of our E&P operations due to the development of our Northeast and Southwest Appalachia assets. In total, general and administrative expenses for the E&P segment were $158 million for the nine months ended September 30, 2015, compared to $134 million for the nine months ended September 30, 2014, primarily due to increased personnel costs associated with the expansion of our E&P operations due to the development of our Northeast and Southwest Appalachia assets.

Taxes other than income taxes per Mcfe were $0.10 for the three months ended September 30, 2015 and 2014, and $0.11 for the nine months ended September 30, 2015 and 2014, respectively. Taxes other than income taxes per Mcfe vary from period to period due to changes in severance and ad valorem taxes that result from the mix of our production volumes and fluctuations in commodity prices.

Our full cost pool amortization rate averaged $0.98 per Mcfe for the three months ended September 30, 2015 compared to $1.09 for the same period in 2014. For the first nine months of 2015, our full cost pool amortization rate was $1.08 per Mcfe compared to $1.10 per Mcfe for the same period in 2014. The amortization rate is impacted by the timing and amount of reserve additions and the costs associated with those additions, revisions of previous reserve estimates due to both price and well performance, write-downs that result from full cost ceiling tests, proceeds from the sale of properties that reduce the full cost pool and the levels of costs subject to amortization.  We cannot predict our future full cost pool amortization rate with accuracy due to the variability of each of the factors discussed above, as well as other factors, including but not limited to the uncertainty of the amount of future reserve changes.

Unevaluated costs excluded from amortization were $4.9 billion at September 30, 2015 compared to $4.6 billion at December 31, 2014. The increase in unevaluated costs primarily resulted from the WPX Property and Statoil Property Acquisitions. Unevaluated costs excluded from amortization at September 30, 2015 included $69 million related to our properties in Canada, compared to $76 million at December 31, 2014.

Midstream Services
	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	($ in millions, except volumes)
Marketing revenues	$630	$840	$2,072	$2,927
Gas gathering revenues	$117	$143	$379	$417
Marketing purchases	$615	$822	$2,025	$2,883
Operating costs and expenses	$63	$64	$192	$189
Gain (loss) on sale of assets, net	$(1)	$–	$277	$–
Operating income	$68	$97	$511	$272
Volumes marketed (Bcfe)	288	229	837	670
Volumes gathered (Bcf)	186	247	620	719

Revenues

Revenues from our marketing activities were down 25% to $630 million for the three months ended September 30, 2015 compared to the same period in 2014 and were down 29% to $2,072 million for the nine months ended September 30, 2015 compared to the same period in 2014.  For the three months ended September 30, 2015, the price received for volumes marketed decreased 40% and the volumes marketed increased 26% compared to the same period in 2014. For the nine months ended September 30, 2015, the price received for volumes marketed decreased 43% and the volumes marketed increased 25% compared to the same period in 2014. Increases and decreases in marketing revenues due to changes in commodity prices are largely offset by corresponding changes in marketing purchase expenses. Of the total volumes marketed, production from our affiliated E&P operated wells accounted for 97% and 95%, respectively, of the marketed volumes for the three months ended September 30, 2015 and 2014. For the nine months ended September 30, 2015 and 2014, production from our affiliated E&P operated wells accounted for 97% and 98% of the marketed volumes, respectively. Our Midstream Services segment marketed approximately 64% of our combined oil and NGL production for the three months ended September 30, 2015 and 58% of our combined oil and NGL production for the nine months ended September 30, 2015.

Revenues from our gathering activities were down 18% to $117 million for the three months ended September 30, 2015 compared to the same period in 2014 and down 9% to $379 million for the nine months ended September 30, 2015 compared to the same period in 2014. The decrease in gathering revenues for the three and nine months ended September 30, 2015 was primarily due to the divestiture of our northeast Pennsylvania gathering assets in April 2015.  The divested gathering assets accounted for $17 million of our gathering revenues for the three months ended September 30, 2014, and $21 and $49 million of our gathering revenues for the nine months ended September 30, 2015 and 2014, respectively.

Operating Income

Operating income from our Midstream Services segment decreased 30%  to $68 million for the three months ended September 30, 2015 compared to $97 million for the same period in 2014 and increased 88% to $511 million for the nine months ended September 30, 2015 compared to $272 million for the same period in 2014.  The $29 million decrease in operating income for the three months ended September 30, 2015 was due to a $26 million decrease in gas gathering revenues, a $3 million decrease in the margin generated from our natural gas and liquids marketing activities, and a $1 million loss on sale of assets, slightly offset by a $1 million decrease in operating costs and expenses. Included in the operating costs and expenses of the Midstream Services segment for the three months ended September 30, 2015 is $6 million for the amortization associated with the intangible asset related to the firm transportation acquired through the WPX property acquisition.  The $239 million increase in operating income for the nine months ended September 30, 2015 was due to a $277 million net gain on sale of assets and an increase of $3 million in the margin generated from our natural gas and liquids marketing activities, partially offset by a decrease of $38 million in gas gathering revenues and an increase in operating costs and expenses of $3 million. Included in the operating costs and expenses of the Midstream Services segment for the nine months ended September 30, 2015 is $10 million for the amortization associated with the intangible asset related to the firm transportation acquired through the WPX property acquisition. In April 2015, we sold our northeastern Pennsylvania gathering assets that accounted for $8 million of our operating income for the three months ended September 30, 2014, and $13 and $27 million of our operating income for the nine months ended September 30,

2015 and 2014, respectively. A gain on this sale of $283 million was recognized and is included in (Gain) loss on sale of assets, net in the unaudited condensed consolidating statement of operations.

The margin generated from gas marketing activities was $15 million and $18 million for the three months ended September 30, 2015 and 2014, respectively. The margin generated from gas marketing activities was $47 million and $44 million for the nine months ended September 30, 2015 and 2014, respectively. Margins are driven primarily by volumes of natural gas marketed and may fluctuate depending on the prices paid for commodities and the ultimate disposition of those commodities. We enter into hedging activities from time to time with respect to our natural gas marketing activities to provide margin protection. We refer you to Item 3, “Quantitative and Qualitative Disclosures About Market Risks” included in this Quarterly Report for additional information.

Interest Expense

For the three months ended September 30, 2015, we had no interest expense, net of capitalization, compared to $13 million for the same period in 2014. Interest expense, net of capitalization, increased to $52 million for the nine  months ended September 30, 2015 compared to $39 million for the same period in 2014. The decrease in interest expense, net of capitalization, for the three months ended September 30, 2015 was primarily due to higher capitalized interest while the increase in interest expense, net of capitalization, for the nine months ended September 30, 2015 was primarily due to expensing $47 million in remaining unamortized fees associated with the repayment of our bridge facility in January 2015. We capitalized interest of $53 and $14 million for the three months ended September 30, 2015 and 2014, respectively, and capitalized interest of $155 and $40 million for the nine months ended September 30, 2015 and 2014, respectively. The increase in capitalized interest for the three and nine months ended September 30, 2015 compared to the same periods in 2014 was primarily due to an increase in our unevaluated property balance.

Gain (Loss) on Derivatives

At September 30, 2015, our basis swaps, certain fixed price swaps, fixed price call options and interest rate swaps were not designated for hedge accounting treatment. Changes in the fair value of derivatives that were not designated as cash flow hedges are recorded in gain (loss) on derivatives. For the nine months ended September 30, 2015, we recorded a gain on derivatives excluding derivatives, settled of $11 million related to fixed price call options not designated for hedge accounting treatment, a loss on derivatives excluding derivatives, settled of $110 million related to fixed price swaps not designated for hedge accounting, a loss on derivatives excluding derivatives, settled of $4 million related to basis swaps not designated for hedge accounting treatment and a loss on derivatives excluding derivatives, settled of $2 million related to interest rate swaps not designated for hedge accounting. Derivatives not designated for hedge accounting that were settled resulted in a gain of $135 million and a loss of $22 million for the nine months ended September 30, 2015 and 2014, respectively. In general and without consideration of volatility or duration, as 2015 natural gas prices increase from September 30, 2015 levels, we will recognize losses in future periods and, likewise, as 2015 natural gas prices decline from September 30, 2015 levels, we will recognize gains in future periods on our derivative contracts not accounted for under hedge accounting prior to settlement.

Income Taxes

Our effective tax rate was 38% and 40% for the three months ended September 30, 2015 and 2014, respectively, and 38% and 40% for the nine months ended September 30, 2015 and 2014, respectively. For the three months ended September 30, 2015, we recorded an income tax benefit of $1.1 billion compared to an income tax expense of $140 million for the same period in 2014. For the nine months ended September 30, 2015, we recorded an income tax benefit of $1.5 billion compared to an income tax expense of $409 million for the same period in 2014.

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

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in millions)
Net income (loss) attributable to common stock	$(1,766)	$211	$(2,528)	$612
Mandatory convertible preferred stock dividend	27	–	79	–
Net income (loss)	$(1,739)	$211	$(2,449)	$612
Add back:
Net interest expense	–	13	52	39
Provision (benefit) for income taxes	(1,088)	140	(1,532)	409
Depreciation, depletion and amortization	275	238	876	693
Impairment of natural gas and oil properties	2,839	–	4,374	–
(Gain) loss on sale of assets, net	1	–	(276)	–
(Gain) loss on derivatives excluding derivatives, settled	34	(54)	105	7
Adjusted EBITDA	$322	$548	$1,150	$1,760

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

Net cash provided by operating activities decreased 31% to $1.2 billion for the nine months ended September 30, 2015 down from $1.8 billion for the same period in 2014, due to a decrease in net income adjusted for non-cash expenses and changes in working capital accounts. During the nine months ended September 30, 2015, requirements for our capital investments were funded primarily from our cash generated by operating activities, net proceeds from borrowings under our revolving credit facility, commercial paper, and cash and cash equivalents. For the nine months ended September 30, 2015, cash generated from our operating activities funded 60% of our cash requirements for capital investments, including acquisitions, compared to 97% for the same period in 2014.

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

Capital Investments

Our capital investments for the nine months ended September 30, 2015 were $2.1 billion, including $635 million, in total, related to the acquisitions from WPX Energy, Inc. (“WPX”) and Statoil ASA (“Statoil”), and $1.8 billion for the nine months ended September 30, 2014. Our E&P segment investments were $1.9 billion and $1.7 billion for the nine months ended September 30, 2015 and 2014, respectively.  Our E&P segment capitalized internal costs of $244 million for the nine months ended September 30, 2015 compared to $238 million for the comparable period in 2014. These internal costs were directly related to acquisition, exploration and development activities and are included as part of the cost of natural gas and oil properties.

Excluding the capital associated with the closing of the WPX and Statoil acquisitions, our capital investments for 2015 are planned to be $1.9 billion, consisting of approximately $1.8 billion for E&P, $80 million for Midstream Services and $35 million for E&P services and corporate. Of the approximately $1.8 billion, we expect to allocate approximately $560 million to our Fayetteville Shale properties, approximately $605 million to our Northeast Appalachia properties, approximately $510 million to our Southwest Appalachia properties and approximately $85 million to our other properties. Our planned level of capital investments in 2015 is expected to allow us to continue our progress in the Fayetteville Shale and Northeast Appalachia programs, initiate our development program in Southwest Appalachia and explore and develop other existing natural gas and oil properties and generate new drilling prospects. Our 2015 capital investment program has been, and is expected to continue to be funded through cash flow from operations and borrowings under our revolving credit facility and commercial paper. The planned capital program for the remainder of 2015 is flexible, and we will reevaluate our proposed investments needed to take into account prevailing market conditions.

Financing Requirements

Our total debt outstanding was $4.7 billion at September 30, 2015 compared to $7.0 billion at December 31, 2014.

In April 2015, we entered into a commercial paper program. We may issue up to $2.0 billion in commercial paper under the program. However, outstanding borrowings from our commercial paper program combined with outstanding borrowings under our revolving credit facility may not exceed $2.0 billion. The commercial paper issuance may have terms of up to 397 days and will bear interest at rates agreed upon at the time of each issuance. Our short-term corporate credit ratings are currently A-3 by Standard & Poor’s, P-3 by Moody’s and F3 by Fitch Investor Services. As of September 30, 2015, we had $520 million of outstanding issuance under our commercial paper program at an average rate of 1.266%. As we have the intent, if necessary, and ability to refinance the balance due with borrowings under our revolving credit facility, the $520 million outstanding under the commercial paper program was classified as long-term debt on the September 30, 2015 unaudited condensed consolidated balance sheet.

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

In December 2013, we entered into a credit agreement that exchanged our previous revolving credit facility.  Under the revolving credit facility, we have a borrowing capacity of $2.0 billion. Our current revolving credit facility has a maturity date of December 2018 and options for two one-year extensions with participating lender approval.  The amount available under the revolving credit facility may be increased by $500 million upon our agreement with our participating lenders. The interest rate on the revolving credit facility is determined based upon our public debt rating and is currently 150 basis points over LIBOR as of September 30, 2015. The revolving credit facility is unsecured and is not guaranteed by any of our subsidiaries. Contemporaneously with the execution of the credit agreement, in December 2013, we obtained releases of subsidiary guarantees under the 7.15%, 7.5%, 7.35%, 7.125% and 4.10% senior notes.

At September 30, 2015, we had a long-term issuer credit rating of BBB- by Standard & Poor’s and Fitch Investor Services and a long-term debt rating of Baa3 by Moody’s. Any downgrades in our public debt ratings by Standard & Poor’s or Moody’s could increase our cost of funds and decrease our liquidity under the revolving credit facility.

Our revolving credit facility contains covenants that impose certain restrictions on us. Under our revolving credit facility, we must keep our total debt at or below 60% of our total adjusted book capital. This financial covenant with respect to capitalization percentages excludes the effects of any non-cash impacts from any full cost ceiling impairments, certain non-cash hedging activities and our pension and other postretirement liabilities. Therefore, under our revolving credit facility, our adjusted capital structure as of September  30,  2015,  was 36% debt and 64% equity. We were in compliance with all of the covenants of our revolving credit facility as of September 30, 2015. Although we do not anticipate any violations of our financial covenants, our ability to comply with these covenants are dependent upon the success of our exploration and development program and upon factors beyond our control, such as the market prices for natural gas and oil.  If we are unable to borrow under our revolving credit facility, we may have to decrease our capital investment plans.

At September  30, 2015, on a GAAP basis, our capital structure consisted of 51% debt and 49% equity (exclusive of cash and cash equivalents) and $15 million in cash and cash equivalents, compared to 60% debt and 40% equity and $53 million in cash and cash equivalents at December 31, 2014. Equity at September  30, 2015 included an accumulated other comprehensive income gain of $31 million related to our hedging activities offset by a $23 million loss in pension and other postretirement liabilities. The amount recorded in equity for our hedging activities is based on current market values for our hedges at September  30, 2015 and does not necessarily reflect the value that we will receive or pay when the hedges are ultimately settled, nor does it take into account revenues to be received associated with the physical delivery of sales volumes hedged.

Our hedges allow us to ensure a certain level of cash flow to fund our operations.  At October  20, 2015, we had NYMEX commodity price hedges in place on 60 Bcf of our remaining targeted 2015 natural gas production.  The amount of long-term debt we incur will be largely dependent upon commodity prices and our capital investment plans.

Off-Balance Sheet Arrangements

We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of September  30, 2015, our material off-balance sheet arrangements and transactions include operating lease arrangements.  There are no other transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of our capital resources.  For more information regarding off-balance sheet arrangements, we refer you to “Contractual Obligations and Contingent Liabilities and Commitments” in our 2014 Annual Report.

Contractual Obligations and Contingent Liabilities and Commitments

We have various contractual obligations in the normal course of our operations and financing activities. Other than the firm transportation agreements discussed below, there have been no material changes to our contractual obligations from those disclosed in our 2014 Annual Report.

Contingent Liabilities and Commitments

In the first quarter of 2010, we were awarded exclusive licenses by the Province of New Brunswick in Canada to conduct an exploration program covering approximately 2.5 million acres in the province. The licenses require us to make certain capital investments in New Brunswick of approximately $47 million Canadian dollars in the aggregate over the license periods. In order to obtain the licenses, we provided promissory notes payable on demand to the Minister of Finance of the Province of New Brunswick with an aggregate principal amount of $45 million Canadian dollars. The promissory notes secure our capital expenditure obligations under the licenses and are returnable to us to the extent we perform such obligations. If we fail to fully perform, the Minister of Finance may retain a portion of the applicable promissory notes in an amount equal to any deficiency. We commenced our Canada exploration program in 2010 and, as of September  30, 2015, have invested $45 million Canadian dollars, or $44 million US dollars, in New Brunswick towards our commitment, fully covering the promissory notes held by the Province of New Brunswick. No liability has been recognized in connection with the promissory notes due to our investments in New Brunswick as of September  30, 2015 and our future investment plans. In December 2014, New Brunswick’s provincial government announced its intent to impose a moratorium on hydraulic fracturing in the province, and, on March 27, 2015, the provincial legislature approved enabling legislation.  We have been granted an extension of our licenses. The provincial government has announced a list of conditions that must be met before the moratorium can be lifted, but because these conditions are subjective and the government has discretion whether to grant an extension, we cannot predict the duration of the moratorium or whether it will continue beyond the expiration of the licenses, as their terms have been, or in the future may be, extended. Unless and until the moratorium is lifted, we will not be able to continue with our program in New Brunswick. If the licenses expire before the moratorium is lifted or the Company can complete its program, the Company may be required to write off its investment.

As of September 30, 2015, our contractual obligations for demand and similar charges under firm transportation and gathering agreements to guarantee access capacity on operational natural gas and liquids pipelines and gathering systems totaled approximately $8.8 billion, 36% of which related to access capacity on future pipeline and gathering infrastructure projects that still require the granting of regulatory approvals and additional construction efforts. We also had guarantee obligations of up to $605 million of that amount.

Substantially all of our employees are covered by defined benefit and postretirement benefit plans. For the nine months ended September  30, 2015, we have contributed $9 million to the pension plan and expect to contribute an additional $3 million to the pension plan in 2015.  At September  30, 2015, we recognized a liability of $48 million as a result of the underfunded status of our pension and other postretirement benefit plans compared to a liability of $44 million at December 31, 2014.

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

Working Capital

We maintain access to funds that may be needed to meet capital requirements through our revolving credit facility described in “Financial Requirements” above. We  had negative working capital of $212 million at September 30, 2015 and negative working capital of $4.3 billion at December 31, 2014. The negative working capital as of September  30, 2015 was primarily due to a decrease in derivative assets in 2015.  The negative working capital as of December 31, 2014 was primarily due to the outstanding balance on our bridge facility, which was repaid in full in January 2015.

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

Credit Risk

Our financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables and derivative contracts associated with commodities trading. Concentrations of credit risk with respect to receivables are limited due to the large number of our purchasers and their dispersion across geographic areas. No single purchaser accounted for greater than 10% of revenues for the nine months ended September 30, 2015.  See “Commodities Risk” below for discussion of credit risk associated with commodities trading.

Interest Rate Risk

At September 30, 2015, we had approximately $3.9 billion of outstanding senior notes with a weighted average interest rate of 4.818%,  $280  million of borrowings under our revolving credit facility with a weighted average interest rate of 1.664%, and $520 million outstanding through our commercial paper program with an interest rate of 1.266%. We currently have an interest rate swap in effect to mitigate a portion of our exposure to volatility in interest rates.

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

Exploration and Production

The following table provides information about our financial instruments that are sensitive to changes in commodity prices and that are used to hedge prices for natural gas production. The table presents the notional amount in Bcf, the weighted average contract prices and the fair value by expected maturity dates. At September 30, 2015, the net fair value of our financial instruments related to natural gas production was a $108 million asset.

	Volume (Bcf)	Weighted Average Fixed Price Swaps ($/MMBtu)	Weighted Average Ceiling Price ($/MMBtu)	Weighted Average Basis Differential ($/MMBtu)	Fair value at September 30, 2015 ($ in millions)
Natural Gas (Bcf):

Fixed Price Swaps:
2015	60	$4.40	$–	$–	$109

Basis Swaps:
2015	4	$–	$–	$0.14	$2
2016	4	$–	$–	$0.72	$(2)
Fixed Price Call Options:
2015	50	$–	$5.09	$–	$–
2016	120	$–	$5.00	$–	$(1)

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Our disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, accumulate and communicate information to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and submission within the time periods specified in the SEC’s rules and forms. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those determined to be effective can provide only a level of reasonable assurance with respect to financial statement preparation and presentation. Based on the evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2015 at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Refer to “Litigation” in Note 10 to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report for a discussion of the Company’s legal proceedings.

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

SOUTHWESTERN ENERGY COMPANY
Registrant

Dated:	October 22, 2015	/s/ R. CRAIG OWEN
R. Craig Owen
Senior Vice President
and Chief Financial Officer