Form 10-K/A
SOUTHWESTERN ENERGY CO
filed 2016-02-26
CIK 7332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A (Amendment No. 1)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2015
Commission file number 001-08246

Southwestern Energy Company
(Exact name of registrant as specified in its charter)

Delaware		71-0205415
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)		Identification No.)

1000 Energy Drive Spring, Texas		77389
(Address of principal executive offices)		(Zip Code)

(832) 796-1000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class		Name of each exchange on which registered
Common Stock, Par Value $0.01		New York Stock Exchange
Depositary Shares, each representing a 1/20th ownership interest in a share of 6.25% Series B Mandatory Convertible Preferred Stock		New York Stock Exchange

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was $8,964,538,969 based on the New York Stock Exchange – Composite Transactions closing price on June 30, 2015, of $22.73. For purposes of this calculation, the registrant has assumed that its directors and executive officers are affiliates.

As of February 23, 2016, the number of outstanding shares of the registrant’s Common Stock, par value $0.01, was 389,664,470.
Document Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be filed with respect to the annual meeting of stockholders to be held on or about May 17, 2016 are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Form 10-K for the year ended December 31, 2015 (“Form 10-K”), as filed with the Securities and Exchange Commission on February 25, 2016 is to furnish Exhibit 101 to the Form 10-K which provides certain items from Form 10-K formatted in eXtensible Business Reporting Language (“XBRL”).

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
10.16

Southwestern Energy Company 2013 Incentive Plan Form of Performance Unit Award Agreement. (Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-08246) for the year ended December 31, 2015)

10.17

Southwestern Energy Company 2013 Incentive Plan Guidelines for Annual Incentive Awards. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013)

10.18

Southwestern Energy Company 2013 Incentive Plan Form of Incentive Stock Option Award Agreement. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013)

10.19

Southwestern Energy Company 2013 Incentive Plan Form of Non-Qualified Stock Option Award Agreement. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013)

10.20

Southwestern Energy Company 2013 Incentive Plan Form of Non-Qualified Stock Option Award Agreement for Directors. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013)

10.21

Southwestern Energy Company 2013 Incentive Plan Form of Restricted Stock Award Agreement. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013)

10.22

Southwestern Energy Company 2013 Incentive Plan Form of Restricted Stock Award Agreement for Directors. (Incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013)

10.23

Southwestern Energy Company 2013 Incentive Plan Form of Restricted Stock Unit Award Agreement. (Incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013)

10.24

Southwestern Energy Company 2013 Incentive Plan Form of Restricted Stock Unit Award Agreement for Directors. (Incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013)

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
10.28

Form of Restricted Stock Agreement for awards granted on or after December 8, 2005. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on December 13, 2005)

10.29

Form of Non-Qualified Stock Option Agreement for awards granted on or after December 8, 2005 and through December 8, 2011 (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on December 13, 2005)

10.30

Form of Non-Qualified Stock Option Agreement for awards granted on or after December 8, 2011.  (Incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K (Commission File No. 1-08426) for the year ended December 31, 2012)

10.31

Master Lease Agreement by and between Southwestern Energy Company and SunTrust Leasing Corporation dated December 29, 2006. (Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K (Commission File No. 1-08246) for the year ended December 31, 2006)

10.32

Guaranty by and between Southwestern Energy Company and Texas Gas Transmission, LLC, dated as of October 27, 2008. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 1-08246) for the period ended September 30, 2008)

10.33

Guaranty by and between Southwestern Energy Company and Fayetteville Express Pipeline, LLC dated September 30, 2008 (Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K (Commission File No. 1-08246) for the year ended December 31, 2008)

10.34

Retirement Letter Agreement dated February 24, 2012 between Southwestern Energy Company and Gene A. Hammons.  (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 27, 2012)

10.35

Retirement Agreement dated August 11, 2009 between Southwestern Energy Company and Harold M. Korell. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 14, 2009)

10.36

Settlement Agreement, dated December 22, 2014, between Chesapeake Appalachia, L.L.C. and SWN Production Company, LLC (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 23, 2014)

10.37

Term Loan Credit Agreement, dated November 17, 2015, among Southwestern Energy Company, Bank of America, N.A., as Administrative Agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Lead Arranger and Bookrunner, and the lenders from time to time party thereto. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed November 17, 2015)

10.38

Retirement Agreement dated January 11, 2016 between Southwestern Energy Company and Steven L. Mueller. (Incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-08246) for the year ended December 31, 2015)

21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-08246) for the year ended December 31, 2015)
23.1	Consent of PricewaterhouseCoopers LLP (Incorporated by reference to Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-08246) for the year ended December 31, 2015)
23.2

Consent of Netherland, Sewell & Associates, Inc. (Incorporated by reference to Exhibit 23.2 to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-08246) for the year ended December 31, 2015)

31.1*	Certification of CEO filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of CFO filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1

Certification of CEO furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-08246) for the year ended December 31, 2015)

32.2

Certification of CFO furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 32.2 to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-08246) for the year ended December 31, 2015)

95.1	Mine Safety Disclosure (Incorporated by reference to Exhibit 95.1 to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-08246) for the year ended December 31, 2015)
99.1

Reserve Audit Report of Netherland, Sewell & Associates, Inc., dated January 15, 2016 (Incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-08246) for the year ended December 31, 2015)

101.INS*	Interactive Data File Instance Document
101.SCH*	Interactive Data File Schema Document
101.CAL*	Interactive Data File Calculation Linkbase Document
101.LAB*	Interactive Data File Label Linkbase Document
101.PRE*	Interactive Data File Presentation Linkbase Document
101.DEF*	Interactive Data File Definition Linkbase Document

*Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHWESTERN ENERGY COMPANY
Registrant

Dated:	February 26, 2016	/s/ R. CRAIG OWEN
R. Craig Owen
Senior Vice President and Chief Financial Officer