Form 10-Q
period 2016-09-30
SOUTHWESTERN ENERGY CO
filed 2016-10-20
CIK 7332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2016

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Class		Outstanding as of October 18, 2016
Common Stock, Par Value $0.01		495,453,279

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in millions, except share/per share amounts)
Operating Revenues:
Gas sales	$340	$458	$906	$1,540
Oil sales	19	19	50	60
NGL sales	22	14	59	47
Marketing	237	216	631	663
Gas gathering	33	42	106	136
	651	749	1,752	2,446
Operating Costs and Expenses:
Marketing purchases	234	213	627	654
Operating expenses	139	176	455	507
General and administrative expenses	61	60	171	188
Restructuring charges	2	–	77	–
Depreciation, depletion and amortization	99	275	349	876
Impairment of natural gas and oil properties	817	2,839	2,321	4,374
(Gain) loss on sale of assets, net	–	1	–	(276)
Taxes, other than income taxes	24	27	69	84
	1,376	3,591	4,069	6,407
Operating Loss	(725)	(2,842)	(2,317)	(3,961)
Interest Expense:
Interest on debt	59	51	168	153
Other interest charges	8	2	12	54
Interest capitalized	(41)	(53)	(123)	(155)
	26	–	57	52

Gain (Loss) on Derivatives	71	15	(28)	30
Loss on Early Extinguishment of Debt	(51)	–	(51)	–
Other Income, Net	3	–	–	2

Loss Before Income Taxes	(728)	(2,827)	(2,453)	(3,981)
Provision (Benefit) for Income Taxes:
Current	–	–	–	7
Deferred	(20)	(1,088)	(20)	(1,539)
	(20)	(1,088)	(20)	(1,532)
Net Loss	$(708)	$(1,739)	$(2,433)	$(2,449)
Mandatory convertible preferred stock dividend	27	27	81	79
Net Loss Attributable to Common Stock	$(735)	$(1,766)	$(2,514)	$(2,528)

Loss Per Common Share:
Basic	$(1.52)	$(4.62)	$(6.02)	$(6.65)
Diluted	$(1.52)	$(4.62)	$(6.02)	$(6.65)

Weighted Average Common Shares Outstanding:
Basic	482,485,150	382,098,080	417,222,661	379,909,748
Diluted	482,485,150	382,098,080	417,222,661	379,909,748

The accompanying notes are an integral part of these

unaudited condensed consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in millions)
Net loss	$(708)	$(1,739)	$(2,433)	$(2,449)

Change in derivatives:
Settlements (1)	–	(31)	–	(89)
Ineffectiveness	–	1	–	1
Change in fair value of derivative instruments (2)	–	8	–	21
Total change in derivatives	–	(22)	–	(67)

Change in value of pension and other postretirement liabilities:
Amortization of prior service cost and net loss included in net periodic pension cost (3)	1	1	1	1
Net gain incurred in period (4)	1	–	5	–

Change in currency translation adjustment	–	(5)	3	(9)

Comprehensive loss	$(706)	$(1,765)	$(2,424)	$(2,524)

(1)	Net of ($19) million and ($56) million in taxes for the three and nine months ended September 30, 2015, respectively.
(2)	Net of $5 million and $13 million in taxes for the three and nine months ended September 30, 2015, respectively.
(3)	Net of $1 million in taxes for the nine months ended September 30, 2016 and 2015.
(4)	Net of $1 million and $2 million in taxes for the three and nine months ended September 30, 2016, respectively.

The accompanying notes are an integral part of these

unaudited condensed consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2016	2015
ASSETS	(in millions)
Current assets:
Cash and cash equivalents	$1,474	$15
Accounts receivable, net	274	327
Derivative assets	93	3
Other current assets	48	48
Total current assets	1,889	393
Natural gas and oil properties, using the full cost method, including $2,189 million as of September 30, 2016 and $3,727 million as of December 31, 2015 excluded from amortization	22,421	22,478
Gathering systems	1,281	1,280
Other	588	606
Less: Accumulated depreciation, depletion and amortization	(19,501)	(16,821)
Total property and equipment, net	4,789	7,543
Other long-term assets	212	150
TOTAL ASSETS	$6,890	$8,086
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$1	$1
Accounts payable	423	513
Taxes payable	47	64
Interest payable	31	75
Dividends payable	27	27
Derivative liabilities	100	3
Other current liabilities	20	24
Total current liabilities	649	707
Long-term debt	4,651	4,704
Pension and other postretirement liabilities	51	50
Other long-term liabilities	416	343
Total long-term liabilities	5,118	5,097
Commitments and contingencies (Note 11)
Equity:
Common stock, $0.01 par value; 1,250,000,000 shares authorized; issued 493,446,371 shares as of September 30, 2016 (does not include 2,043,780 shares issued on October 17, 2016, on account of a dividend declared on September 21, 2016) and 390,138,549 as of December 31, 2015	5	4
Preferred stock, $0.01 par value, 10,000,000 shares authorized, 6.25% Series B Mandatory Convertible, $1,000 per share liquidation preference, 1,725,000 shares issued and outstanding as of September 30, 2016 and December 31, 2015, conversion in January 2018	–	–
Additional paid-in capital	4,673	3,409
Accumulated deficit	(3,515)	(1,082)
Accumulated other comprehensive loss	(39)	(48)
Common stock in treasury, 31,269 shares as of September 30, 2016 and 47,149 shares as of December 31, 2015	(1)	(1)
Total equity	1,123	2,282
TOTAL LIABILITIES AND EQUITY	$6,890	$8,086

The accompanying notes are an integral part of these
unaudited consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended
	September 30,
	2016	2015
	(in millions)
Cash Flows From Operating Activities
Net loss	$(2,433)	$(2,449)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	349	877
Impairment of natural gas and oil properties	2,321	4,374
Amortization of debt issuance costs	12	50
Deferred income taxes	(20)	(1,539)
Loss on derivatives, net of settlement	48	105
Stock-based compensation	24	18
Gain on sale of assets, net	–	(276)
Restructuring charges	30	–
Loss on early extinguishment of debt	51	–
Other	5	2
Change in assets and liabilities:
Accounts receivable	53	175
Accounts payable	(72)	(55)
Taxes payable	(17)	(43)
Interest payable	(14)	(1)
Other assets and liabilities	–	(11)
Net cash provided by operating activities	337	1,227

Cash Flows From Investing Activities
Capital investments	(391)	(1,392)
Acquisitions	–	(582)
Proceeds from sale of property and equipment	434	704
Other	–	7
Net cash provided by (used in) investing activities	43	(1,263)

Cash Flows From Financing Activities
Payments on current portion of long-term debt	(1)	(1)
Payments on long-term debt	(1,175)	(500)
Payments on short-term debt	–	(4,500)
Payments on revolving credit facility	(3,268)	(2,168)
Borrowings under revolving credit facility	3,152	2,148
Payments on commercial paper	(242)	(5,179)
Borrowings under commercial paper	242	5,699
Change in bank drafts outstanding	(19)	26
Proceeds from issuance of long-term debt	1,191	2,200
Debt issuance costs	(17)	(17)
Proceeds from issuance of common stock	1,247	669
Proceeds from issuance of mandatory convertible preferred stock	–	1,673
Preferred stock dividend	(27)	(52)
Other	(4)	–
Net cash provided by (used in) financing activities	1,079	(2)

Increase (decrease) in cash and cash equivalents	1,459	(38)
Cash and cash equivalents at beginning of year	15	53
Cash and cash equivalents at end of period	$1,474	$15

The accompanying notes are an integral part of these

unaudited condensed consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

			Preferred			Accumulated
	Common Stock		Stock	Additional		Other	Common
	Shares			Paid-In	Accumulated	Comprehensive	Stock in
	Issued	Amount	Shares	Capital	Deficit	Income (Loss)	Treasury	Total
	(in millions, except share amounts)
Balance at December 31, 2015	390,138,549	$4	1,725,000	$3,409	$(1,082)	$(48)	$(1)	$2,282
Comprehensive loss:
Net loss	–	–	–	–	(2,433)	–	–	(2,433)
Other comprehensive income	–	–	–	–	–	9	–	9
Total comprehensive loss	–	–	–	–	–	–	–	(2,424)
Stock-based compensation	–	–	–	50	–	–	–	50
Preferred stock dividend(1)	5,124,856	–	–	(27)	–	–	–	(27)
Issuance of common stock	98,900,000	1	–	1,246	–	–	–	1,247
Issuance of restricted stock	85,305	–	–	–	–	–	–	–
Cancellation of restricted stock	(137,629)	–	–	–	–	–	–	–
Tax withholding – stock compensation	(664,710)	–	–	(5)	–	–	–	(5)
Balance at September 30, 2016	493,446,371	$5	1,725,000	$4,673	$(3,515)	$(39)	$(1)	$1,123

(1)	Does not include 2,043,780 shares issued on October 17, 2016, on account of a dividend declared on September 21, 2016, distributed to holders of the Company’s mandatory convertible preferred stock.

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

(2) CASH AND CASH EQUIVALENTS

The following table presents a summary of cash and cash equivalents as of September 30, 2016 and December 31, 2015:

	September 30,	December 31,
	2016	2015
	(in millions)

Cash	$31	$15
Marketable securities (1)	1,443	–
Total cash and cash equivalents	$1,474	$15
(1)	Consists of government stable value money market funds.

(3) REDUCTION IN WORKFORCE

In January 2016, the Company announced a 40% workforce reduction of approximately 1,100 employees as a result of lower anticipated drilling activity.  This reduction was substantially completed in the first quarter of 2016.  In April 2016, the Company also partially restructured executive management, which was substantially completed in the second quarter of 2016.

The following table presents a summary of the restructuring charges for the three and nine months ended September  30, 2016:

	For the three months ended	For the nine months ended
	September 30, 2016	September 30, 2016
	(in millions)
Severance (including payroll taxes) (1)	$–	$44
Stock-based compensation (2)	–	24
Pension and other postretirement benefits (3)	2	5
Other benefits	–	3
Outplacement services, other	–	1
Total restructuring charges (4)	$2	$77

(1)Includes $1 million related to executive management restructuring for the nine months ended September 30, 2016.

(2)	Includes $3 million related to executive management restructuring for the nine months ended September 30, 2016.
(3)

Includes non-cash charges related to the curtailment and settlement of the pension and other postretirement benefit plans.  See Note 12 for additional details regarding the Company’s retirement and employee benefit plans.

(4)

Total restructuring charges were $2 million for the Company’s E&P segment for the three months ended September 30, 2016.  For the nine months ended September 30, 2016, restructuring charges were $74 million and $3 million for the Company’s E&P and Midstream segments, respectively.

The following table presents a summary of liabilities associated with the Company’s restructuring activities for the three months ended September 30, 2016, which are reflected in accounts payable on the unaudited condensed consolidated balance sheet (in millions):

Liability at June 30, 2016	$2
Additions	−
Distributions	(1)
Liability at September 30, 2016	$1

Severance payments and other separation costs related to restructuring will be completed by the end of the fourth quarter and are not expected to be material.

(4) ACQUISITIONS AND DIVESTITURES

In September 2016, the Company sold approximately 55,000 net acres in West Virginia to Antero Resources Corporation for approximately $426 million, which reflects customary adjustments at closing and is subject to customary post-closing adjustments.  Under full cost accounting rules, the Company accounted for the sale of these oil and natural gas properties as adjustments to capitalized costs, with no recognition of gain or loss as the sales did not involve a significant change in proved reserves or significantly alter the relationship between costs and proved reserves.  In September 2016, $48 million of the net proceeds was used to repay borrowings under the Company’s term loan entered into in November 2015.  The Company intends to use the remaining net proceeds from the sale for general corporate purposes, including to fund capital projects.

In May 2015, the Company sold conventional oil and gas assets located in East Texas and the Arkoma Basin for approximately $211 million.  The Company also accounted for the sale of these oil and natural gas properties as adjustments to capitalized costs, with no recognition of gain or loss as the sales did not involve a significant change in proved reserves or significantly alter the relationship between costs and proved reserves.  The proceeds from the transaction were used to reduce the Company’s debt.  Approximately $205 million of the proceeds received were recorded as a reduction of the capitalized costs of the Company’s natural gas and oil properties in the United States pursuant to the full cost method of accounting.

In April 2015, the Company sold its gathering assets located in Bradford and Lycoming counties in northeast Pennsylvania to Howard Midstream Energy Partners, LLC for an adjusted sales price of approximately $489 million.  The net book value of these assets was $206 million and was held in the Midstream segment as of the closing date.  A gain on sale of $283 million was recognized and was included in gain on sale of assets, net on the unaudited condensed consolidated statement of operations.  The assets included approximately 100 miles of natural gas gathering pipelines, with nearly 600 million cubic feet per day of capacity.  The proceeds from the transaction were used to substantially repay borrowings under the Company’s $500 million term loan facility that would have matured in December 2016.

In January 2015, the Company completed an acquisition of certain natural gas and oil assets including approximately 46,700 net acres in northeast Pennsylvania from WPX Energy, Inc. for an adjusted purchase price of $270 million (the “WPX Property Acquisition”).  This acreage was producing approximately 50 million net cubic feet of gas per day from 63 operated horizontal wells as of December 2014.  As part of this transaction, the Company assumed firm transportation capacity of 260 million cubic feet of gas per day predominantly on the Millennium pipeline.  The firm transport is being amortized over 19 years.  As of September 30, 2016 and December 31, 2015 the Company has amortized $15 million and $8 million, respectively.  This transaction was funded with the revolving credit facility and was accounted for as a business combination.

In January 2015, the Company completed an acquisition of certain natural gas and oil assets from Statoil ASA including approximately 30,000 net acres in West Virginia and southwest Pennsylvania for $357 million, which was comprised of approximately 20% of Statoil’s interests in the properties (the “Statoil Property Acquisition”).  All of these assets were also assets in which the Company had acquired interests under the Chesapeake Property Acquisition, as defined below.  This transaction was funded with the revolving credit facility and was accounted for as a business combination.  The Company allocated the purchase price to natural gas and oil properties, based on the respective fair values of the assets acquired.

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

Using the average quoted price from the first day of each month from the previous 12 months for Henry Hub natural gas of $2.28 per MMBtu, West Texas Intermediate oil of $38.17 per barrel and NGLs of $6.46 per barrel, adjusted for market differentials, the Company’s net book value of its United States natural gas and oil properties exceeded the ceiling by $506 million (net of tax) at September 30, 2016 and resulted in a non-cash ceiling test impairment.  The Company had no hedge positions that were designated for hedge accounting as of September 30, 2016.  Decreases in market prices as well as changes in production rates, levels of reserves, evaluation of costs excluded from amortization, future development costs and production costs could result in future ceiling test impairments.

Using the average quoted price from the first day of each month from the previous 12 months for Henry Hub natural gas of $3.06 per MMBtu, West Texas Intermediate oil of $55.73 per barrel and NGLs of $8.62 per barrel, adjusted for market differentials, the net book value of the Company’s United States natural gas and oil properties exceeded the ceiling by $1,746 million (net of tax) at September 30, 2015 and resulted in a non-cash ceiling test impairment.  Cash flow hedges of natural gas production in place increased the ceiling amount by approximately $40 million as of September 30, 2015.    In the first and second quarters of 2016, the Company’s net book value of its United States and Canada natural gas and oil properties exceeded the ceiling by approximately $641 million (net of tax) at March 31, 2016 and $297 million (net of tax) at June 30, 2016, resulting in non-cash ceiling test impairments in each quarter.

(6) EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income (loss) attributable to common stock by the weighted average number of common shares outstanding during the reportable period.  The diluted earnings per share calculation adds to the weighted average number of common shares outstanding: the incremental shares that would have been outstanding assuming the exercise of dilutive stock options, the vesting of unvested restricted shares of common stock, performance units, the assumed conversion of mandatory convertible preferred stock and the shares of common stock declared as a preferred stock dividend.  An antidilutive impact is an increase in earnings per share or a reduction in net loss per share resulting from the conversion, exercise, or contingent issuance of certain securities.

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

On September 21, 2016, the Company declared its quarterly dividend, payable to holders of the mandatory convertible preferred stock, and announced that it would pay the quarterly dividend in common stock, in lieu of cash, to the extent permitted by the certificate of designations for the Series B preferred stock.  The Company issued 2,043,780 shares of common stock on October 17, 2016 in payment for the dividend.  Dividends declared in the first and second quarters of 2016 were settled in common stock, while the dividend declared in December 2015 was paid in cash in January 2016.

The following table presents the computation of earnings per share for the three and nine months ended September 30, 2016 and 2015:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in millions, except share/per share amounts)
Net loss	$(708)	$(1,739)	$(2,433)	$(2,449)
Mandatory convertible preferred stock dividend	27	27	81	79
Net loss attributable to common stock	$(735)	$(1,766)	$(2,514)	$(2,528)

Number of common shares:
Weighted average outstanding	482,485,150	382,098,080	417,222,661	379,909,748
Issued upon assumed exercise of outstanding stock options (1)	–	–	–	–
Effect of issuance of non-vested restricted common stock (2)	–	–	–	–
Effect of issuance of non-vested performance units (3)	–	–	–	–
Effect of issuance of mandatory convertible preferred stock (4)	–	–	–	–
Effect of declaration of preferred stock dividends (5)	–	–	–	–
Weighted average and potential dilutive outstanding	482,485,150	382,098,080	417,222,661	379,909,748

Loss per common share:
Basic	$(1.52)	$(4.62)	$(6.02)	$(6.65)
Diluted	$(1.52)	$(4.62)	$(6.02)	$(6.65)
(1)

Due to the net loss for the three and nine months ended September 30, 2016 and 2015, the unvested stock options were not recognized in diluted earnings per share calculations as they would have had an antidilutive effect.   Options for 3,409,596 shares and 3,714,095 shares were excluded from the calculation of diluted shares for the three and nine months ended September 30, 2016, respectively, because they would have had an antidilutive effect.  Options for 3,796,778 shares and 3,778,140 shares were excluded from the calculation of diluted shares for the three and nine months ended September 30, 2015, respectively, because they would have had an antidilutive effect.

(2)

Due to the net loss for the three and nine months ended September 30, 2016 and 2015, the unvested share-based payments were not recognized in diluted earnings per share calculations as they would have had an antidilutive effect.  The calculation excluded 599,372 shares and 993,576 shares of restricted stock for the three and nine months ended September 30, 2016, respectively, because they would have had an antidilutive effect.  The calculation excluded 1,469,380 shares and 1,472,379 shares of restricted stock for the three and nine months ended September 30, 2015, respectively, because they would have had an antidilutive effect.

(3)

Due to the net loss for the three and nine months ended September 30,  2016, 935,330 shares and 762,171 shares, respectively, of performance units were excluded from the calculation of diluted earnings per share as they would have had an antidilutive effect.  Due to the net loss for the three and nine months ended September 30, 2015, the calculation excluded 89,802 shares and 135,836 shares, respectively, of performance units as they would have had an antidilutive effect.

(4)

Due to the net loss for the three and nine months ended September 30,  2016,  74,999,895 of weighted average common shares issuable upon the assumed conversion of the mandatory convertible preferred stock were excluded from the diluted earnings per share calculation as they would have had an antidilutive effect.  Due to the net loss for the three and nine months ended September 30, 2015, 74,999,895 and 69,505,397 of weighted average common shares issuable upon the assumed conversion of the mandatory convertible preferred stock were excluded from the diluted earnings per share calculation, respectively, as they would have had an antidilutive effect.

(5)

Due to the net loss for the three months ended September 30, 2016, the 2,043,780 shares of common stock declared as preferred stock dividends were excluded from the diluted earnings per share calculations as they would have had an antidilutive effect.

(7) DERIVATIVES AND RISK MANAGEMENT

The Company is exposed to volatility in market prices and basis differentials for natural gas, oil and NGLs which impacts the predictability of its cash flows related to the sale of those commodities.  These risks are managed by the Company’s use of certain derivative financial instruments.  As of September 30, 2016, the Company’s derivative financial instruments consisted of fixed price swaps, purchased put options, two-way costless collars, three-way costless collars, basis swaps, sold call options and interest rate swaps.  The Company had basis swaps and sold call options as of December 31, 2015.  A description of the Company’s derivative financial instruments is provided below:

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

Two-way costless collars

Arrangements that contain a fixed floor price (purchased put option) and a fixed ceiling price (sold call option) which, in aggregate, have no net cost.  At the contract settlement date, (1) if the index price is higher than the ceiling price, the Company pays the counterparty the difference between the index price and ceiling price, (2) if the index price is between the floor price and the ceiling price, no payments are due from either party, and (3) if the index price is below the floor price, the Company will receive the difference between the floor price and the index price.

Three-way costless collars

Arrangements that contain a purchased put option, a sold call option and a sold put option which, in aggregate, have no net cost.  At the contract settlement date, (1) if the index price is higher than the ceiling price, the Company pays the counterparty the difference between the index price and ceiling price, (2) if the index price is between the middle strike price and the ceiling price, no payments are due from either party, (3) if the index is between the lowest strike price and the middle strike price, the Company will receive the difference between the middle strike price and the index price, and (4) if the index price is below the floor price, the Company will receive the difference between the purchased put strike price and the sold put strike price.

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

The following table provides information about the Company’s financial instruments that are sensitive to changes in commodity prices and that are used to protect the Company’s exposure.  None of the financial instruments below are designated for hedge accounting treatment.  The table presents the notional amount in Bcf, the weighted average contract prices and the fair value by expected maturity dates as of September 30, 2016.

		Weighted Average Price per MMBtu
	Volume (Bcf)	Swaps	Sold Puts	Purchased Puts	Sold Calls	Basis Differential	Fair value at September 30, 2016 ($ in millions)
Financial protection on production
2016
Fixed price swaps	51	$2.81	$–	$–	$–	$–	$(8)
Purchased put options	4	$–	$–	$2.34	$–	$–	$–
Two-way costless-collars	40	$–	$–	$2.93	$3.33	$–	$2
Three-way costless-collars	5	$–	$2.30	$3.00	$3.25	$–	$–
Basis swaps	16	$–	$–	$–	$–	$0.02	$18
Total	116						$12
2017
Fixed price swaps	296	$3.04	$–	$–	$–	$–	$(9)
Two-way costless-collars	103	$–	$–	$2.94	$3.38	$–	$(1)
Three-way costless-collars	135	$–	$2.29	$2.97	$3.30	$–	$(5)
Basis swaps	76	$–	$–	$–	$–	$(0.59)	$13
Total	610						$(2)
2018
Two-way costless-collars	14	$–	$–	$3.00	$3.46	$–	$(1)
Three-way costless-collars	73	$–	$2.28	$2.93	$3.37	$–	$4
Basis swaps	2	$–	$–	$–	$–	$0.83	$(1)
Total	89						$2

Sold call options
2016	30	$–	$–	$–	$5.00	$–	$–
2017	86	$–	$–	$–	$3.25	$–	$(23)
2018	63	$–	$–	$–	$3.50	$–	$(13)
2019	52	$–	$–	$–	$3.50	$–	$(11)
2020	32	$–	$–	$–	$3.75	$–	$(7)
Total	263						$(54)

The balance sheet classification of the assets and liabilities related to derivative financial instruments (none of which are designated for hedge accounting) are summarized below as of September 30, 2016 and December 31, 2015:

	Derivative Assets
	Balance Sheet Classification	Fair Value
		September 30, 2016	December 31, 2015
		(in millions)
Derivatives not designated as hedging instruments:
Fixed price swaps	Derivative assets	$9	$–
Two-way costless collars	Derivative assets	20	–
Three-way costless collars	Derivative assets	27	–
Basis swaps	Derivative assets	37	3
Fixed price swaps	Other long-term assets	1	–
Two-way costless collars	Other long-term assets	14	–
Three-way costless collars	Other long-term assets	42	–
Basis swaps	Other long-term assets	4	–
Total derivative assets		$154	$3

	Derivative Liabilities
	Balance Sheet Classification	Fair Value
		September 30, 2016	December 31, 2015
		(in millions)
Derivatives not designated as hedging instruments:
Fixed price swaps	Derivative liabilities	$23	$–
Two-way costless collars	Derivative liabilities	20	–
Three-way costless collars	Derivative liabilities	29	–
Basis swaps	Derivative liabilities	10	–
Sold call options	Derivative liabilities	15	–
Interest rate swaps	Derivative liabilities	3	3
Fixed price swaps	Other long-term liabilities	4	–
Two-way costless collars	Other long-term liabilities	14	–
Three-way costless collars	Other long-term liabilities	41	–
Basis swaps	Other long-term liabilities	1	–
Sold call options	Other long-term liabilities	39	–
Interest rate swaps	Other long-term liabilities	5	2
Total derivative liabilities		$204	$5

At September 30, 2016, the net fair value of the Company’s financial instruments related to natural gas was a $42 million liability.  The net fair value of the Company’s interest rate swaps was an $8 million liability at September 30, 2016.

Derivative Contracts not Designated for Hedge Accounting

As of September 30, 2016, the Company had no positions designated for hedge accounting treatment.  Gains and losses on derivatives that are not designated for hedge accounting treatment, or that do not meet hedge accounting requirements, are recorded as a component of gain (loss) on derivatives on the unaudited condensed consolidated statements of operations.  Accordingly, the gain (loss) on derivatives component of the statements of operations reflects the gains and losses on both settled and unsettled derivatives.  The Company calculates gains and losses on settled derivatives as the summation of gains and losses on positions which have settled within the reporting period.  Only the settled gains and losses are included in the Company’s realized commodity price calculations.

The Company is a party to interest rate swaps that were entered into to mitigate the Company’s exposure to volatility in interest rates.  The interest rate swaps have a notional amount of $170 million and expire in June 2020.  The Company did not designate the interest rate swaps for hedge accounting treatment.  Changes in the fair value of the interest rate swaps are included in gain (loss) on derivatives on the unaudited condensed consolidated statements of operations.

The following tables summarize the before tax effect of fixed price swaps, purchased put options, two-way costless collars, three-way costless collars, basis swaps, sold call options and interest rate swaps not designated for hedge accounting on the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015:

		Gain (Loss) on Derivatives, Unsettled
		Recognized in Earnings
	Consolidated Statement of Operations	For the three months ended		For the nine months ended
	Classification of Gain (Loss)	September 30,		September 30,
Derivative Instrument	on Derivatives, Unsettled	2016	2015	2016	2015
		(in millions)
Fixed price swaps	Gain (Loss) on Derivatives	$23	$(37)	$(17)	$(110)
Purchased put options	Gain (Loss) on Derivatives	–	–	–	–
Two-way costless collars	Gain (Loss) on Derivatives	5	–	–	–
Three-way costless collars	Gain (Loss) on Derivatives	1	–	(1)	–
Basis swaps	Gain (Loss) on Derivatives	31	1	27	(4)
Sold call options	Gain (Loss) on Derivatives	21	3	(54)	11
Interest rate swaps	Gain (Loss) on Derivatives	–	(1)	(3)	(2)
Total gain (loss) on unsettled derivatives		$81	$(34)	$(48)	$(105)

		Gain (Loss) on Derivatives, Settled (1)
		Recognized in Earnings
	Consolidated Statement of Operations	For the three months ended		For the nine months ended
	Classification of Gain (Loss)	September 30,		September 30,
Derivative Instrument	on Derivatives, Settled	2016	2015	2016	2015
		(in millions)
Fixed price swaps	Gain (Loss) on Derivatives	$(9)	$49	$7	$143
Purchased put options	Gain (Loss) on Derivatives	–	–	11	–
Basis swaps	Gain (Loss) on Derivatives	–	–	4	(6)
Interest rate swaps	Gain (Loss) on Derivatives	(1)	–	(2)	(2)
Total gain (loss) on settled derivatives (2)		$(10)	$49	$20	$135

Total gain (loss) on derivatives		$71	$15	$(28)	$30

(1)	The Company calculates gain (loss) on derivatives, settled, as the summation of gains and losses on positions that have settled within the period.
(2)	Excluding interest rate swaps, these amounts are included, along with gas sales revenues, in the calculation of the Company’s realized natural gas price.

Derivative Contracts Designated for Hedge Accounting

All derivatives are recognized in the balance sheet as either an asset or liability and are measured at fair value other than transactions for which normal purchase/normal sale is applied.  Certain criteria must be satisfied in order for derivative financial instruments to be designated for hedge accounting.  Accounting guidance for qualifying hedges allows an unsettled derivative’s unrealized gains and losses to be recorded either in earnings or as a component of other comprehensive income until settled.  In the period of settlement, the Company recognizes the gains and losses from these qualifying hedges in gas sales revenues.  As of September 30, 2016, the Company had no positions designated for hedge accounting treatment.  In 2015, the Company had certain fixed price swaps that were designated for hedge accounting.  For the three and nine months ended September 30, 2015, the Company reported pre-tax gains in other comprehensive income of $14 million and $35 million, respectively, related to the effective portion of our unsettled fixed price swaps.  The ineffective portion of those fixed price swaps was recognized in earnings and had an inconsequential impact to the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2015.  For the three and nine months ended September 30, 2015,  pre-tax gains of $50 million and $145 million, respectively, on settled fixed price swaps were transferred from other comprehensive income into gas sales revenues in the consolidated statements of operations.

(8) RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables detail the components of accumulated other comprehensive income (loss) and the related tax effects for the nine months ended September 30, 2016:

	September 30, 2016
	Pension and Other Postretirement	Foreign Currency	Total
	(in millions) (1)
Beginning balance at December 31, 2015	$(25)	$(23)	$(48)
Other comprehensive income before reclassifications	5	3	8
Amounts reclassified from/to other comprehensive income (loss) (2)	1	–	1
Net current-period other comprehensive income (loss)	6	3	9
Ending balance at September 30, 2016	$(19)	$(20)	$(39)
(1)	All amounts are net of tax.
(2)	See separate table below for details about these reclassifications.

1

Details about Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations	Amount Reclassified from Accumulated Other Comprehensive Income
		For the nine months ended September 30, 2016
		(in millions)
Pension and other postretirement
Amortization of prior service cost and net loss (1)	General and administrative expenses	$2
	Provision (benefit) for income taxes	1
Total reclassifications for the period	Net loss	$1

(1)	See Note 12 for additional details regarding the Company’s retirement and employee benefit plans.

(9) FAIR VALUE MEASUREMENTS

The carrying amounts and estimated fair values of the Company’s financial instruments as of September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in millions)
Cash and cash equivalents	$1,474	$1,474	$15	$15
Credit facility	–	–	116	116
Term loan facility due December 2020 (1)	325	325	747	747
Term loan facility due December 2020 (1)	1,180	1,180	–	–
Senior notes	3,147	3,093	3,842	2,651
Derivative instruments, net	(50)	(50)	(2)	(2)

(1)	The maturity date will accelerate to October 2019 if, by that date, the Company has not amended, redeemed or refinanced at least $765 million of its 2020 Senior Notes.

The carrying values of cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities on the unaudited condensed consolidated balance sheets approximate fair value because of their short-term nature.  For debt and derivative instruments, the following methods and assumptions were used to estimate fair value:

Debt:  The fair values of the Company’s senior notes were based on the market value of the Company’s publicly traded debt as determined based on the yield of the Company’s senior notes.

The carrying values of the borrowings under the Company’s term loan facilities approximate fair value because the interest rate is variable and reflective of market rates.  The Company considers the fair value of its debt to be a Level 2 measurement on the fair value hierarchy.

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

The Company has classified its derivatives into these levels depending upon the data utilized to determine their fair values.  The Company’s fixed price swaps (Level 2) are estimated using third-party discounted cash flow calculations using the NYMEX futures index.  The Company utilized discounted cash flow models for valuing its interest rate derivatives (Level 2).  The net derivative values attributable to the Company's interest rate derivative contracts as of September 30, 2016 are based on (i) the contracted notional amounts, (ii) active market-quoted London Interbank Offered Rate (“LIBOR”) yield curves and (iii) the applicable credit-adjusted risk-free rate yield curve.  The Company’s sold call options, purchased put options, two-way costless collars and three-way costless collars (Level 3) are valued using the Black-Scholes model, an industry standard option valuation model that takes into account inputs such as contract terms, including maturity, and market parameters, including assumptions of the NYMEX futures index, interest rates, volatility and credit worthiness.  The Company’s basis swaps (Level 3) are estimated using third-party calculations based upon forward commodity price curves.

Inputs to the Black-Scholes model, including the volatility input, which is the significant unobservable input for Level 3 fair value measurements, are obtained from a third-party pricing source, with independent verification of the most significant inputs on a monthly basis.  An increase (decrease) in volatility would result in an increase (decrease) in fair value measurement, respectively.

Assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

	September 30, 2016
	Fair Value Measurements Using:
	Quoted Prices		Significant
	in Active	Significant Other	Unobservable
	Markets	Observable Inputs	Inputs	Assets (Liabilities)
	(Level 1)	(Level 2)	(Level 3)	at Fair Value
Fixed price swap assets	$–	$10	$–	$10
Two-way costless collars assets	–	–	34	34
Three-way costless collars assets	–	–	69	69
Basis swap assets	–	–	41	41
Fixed price swap liabilities	–	(27)	–	(27)
Two-way costless collars liabilities	–	–	(34)	(34)
Three-way costless collars liabilities	–	–	(70)	(70)
Basis swap liabilities	–	–	(11)	(11)
Sold call option liabilities	–	–	(54)	(54)
Interest rate swap liabilities	–	(8)	–	(8)
Total	$–	$(25)	$(25)	$(50)

	December 31, 2015
	Fair Value Measurements Using:
	Quoted Prices	Significant Other	Significant
	in Active Markets	Observable Inputs	Unobservable Inputs	Assets (Liabilities)
	(Level 1)	(Level 2)	(Level 3)	at Fair Value
Basis swap assets	$–	$–	$3	$3
Interest rate swap liabilities	–	(5)	–	(5)
Total	$–	$(5)	$3	$(2)

The table below presents reconciliations for the change in net fair value of derivative assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2016 and 2015.  The fair values of Level 3 derivative instruments are estimated using proprietary valuation models that utilize both market observable and unobservable parameters.  Level 3 instruments presented in the table consist of net derivatives valued using pricing models incorporating assumptions that, in the Company’s judgment, reflect reasonable assumptions a marketplace participant would have used as of September 30, 2016 and 2015.

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in millions)
Balance at beginning of period	$(83)	$(5)	$3	$(8)
Total gains (losses):
Included in earnings	58	4	(13)	1
Purchases, issuances, and settlements:
Settlements	–	–	(15)	6
Transfers into/out of Level 3	–	–	–	–
Balance at end of period	$(25)	$(1)	$(25)	$(1)
Change in gains (losses) included in earnings relating to derivatives still held as of September 30	$58	$4	$(28)	$7

(10) DEBT

The components of debt as of September 30, 2016 and December 31, 2015 consisted of the following:

	September 30, 2016
	Debt Instrument	Unamortized Issuance Cost	Unamortized Debt Discount	Total
	(in millions)
Short-term debt:
7.15% Senior Notes due June 2018	$1	$–	$–	$1
Total short-term debt	$1	$–	$–	$1

Long-term debt:
Variable rate (2.960% at September 30, 2016) term loan facility, due December 2020 (1)	$327	$(2)	$–	$325
Variable rate (2.960% at September 30, 2016) term loan facility, due December 2020 (2)	1,191	(11)	–	1,180
7.35% Senior Notes due October 2017	15	–	–	15
7.125% Senior Notes due October 2017	25	–	–	25
3.30% Senior Notes due January 2018 (3) (4)	38	–	–	38
7.50% Senior Notes due February 2018 (3)	212	–	–	212
7.15% Senior Notes due June 2018	26	–	–	26
4.05% Senior Notes due January 2020 (4)	850	(5)	–	845
4.10% Senior Notes due March 2022	1,000	(5)	(1)	994
4.95% Senior Notes due January 2025 (4)	1,000	(7)	(2)	991
Total long-term debt	$4,684	$(30)	$(3)	$4,651

Total debt	$4,685	$(30)	$(3)	$4,652

(1)

In July 2016, $375 million was repaid on the term loan facility, extending the maturity from November 2018 to December 2020, which will accelerate to October 2019 if, by that date, the Company has not amended, redeemed or refinanced at least $765 million of its 2020 Senior Notes.  In September 2016, an additional $48 million was repaid.

(2)	The maturity date will accelerate to October 2019 if, by that date, the Company has not amended, redeemed or refinanced at least $765 million of its 2020 Senior Notes.

(3)	In July 2016, the Company purchased approximately $312 million of the 3.30% Senior Notes due January 2018 and $388 million of the 7.50% Senior Notes due February 2018.

(4)

In February and June 2016, Moody’s and S&P downgraded certain senior notes, increasing the interest rates by 175 basis points effective July 2016.  As a result of the downgrades, interest rates increased to 5.05% for the 2018 Notes, 5.80% for the 2020 Notes and 6.70% for the 2025 Notes.

	December 31, 2015
	Debt Instrument	Unamortized Issuance Cost	Unamortized Debt Discount	Total
	(in millions)
Short-term debt:
7.15% Senior Notes due June 2018	$1	$–	$–	$1
Total short-term debt	$1	$–	$–	$1

Long-term debt:
Variable rate (1.886% at December 31, 2015) credit facility, expires December 2018	$116	$–	$–	$116
Variable rate (1.775% at December 31, 2015) term loan facility, due November 2018	750	(3)	–	747
7.35% Senior Notes due October 2017	15	–	–	15
7.125% Senior Notes due October 2017	25	–	–	25
3.30% Senior Notes due January 2018	350	(2)	–	348
7.50% Senior Notes due February 2018	600	(2)	–	598
7.15% Senior Notes due June 2018	26	–	–	26
4.05% Senior Notes due January 2020	850	(5)	(1)	844
4.10% Senior Notes due March 2022	1,000	(5)	(1)	994
4.95% Senior Notes due January 2025	1,000	(7)	(2)	991
Total long-term debt	$4,732	$(24)	$(4)	$4,704

Total debt	$4,733	$(24)	$(4)	$4,705

2016 Credit Facility

In June 2016, the Company reduced its existing $2.0 billion unsecured revolving credit facility to $66 million and entered into a new credit agreement for $1,934 million, consisting of a $1,191 million secured term loan and a new $743 million unsecured revolving credit facility, which matures in December 2020.  The maturity date will accelerate to October 2019 if, by that date, the Company has not amended, redeemed or refinanced at least $765 million of its 2020 Senior Notes.  The $1,191 million secured term loan is fully drawn, with approximately $285 million of this balance used to pay down the previous revolving credit facility balance in its entirety.  As of September 30, 2016, there were no borrowings under either revolving credit facility, however, there was $174 million in letters of credit outstanding against the 2016 revolving credit facility.

Loans under the 2016 credit agreement are subject to varying rates of interest based on whether the loan is a Eurodollar loan or an alternate base rate loan.  Eurodollar loans bear interest at the Eurodollar rate, which is adjusted LIBOR plus applicable margins ranging from 1.750% to 2.500%.  Alternate base rate loans bear interest at the alternate base rate plus the applicable margin ranging from 0.750% to 1.500%.  The interest rate on the term loan facility is determined based upon the Company’s public debt ratings and was 250 basis points over the LIBOR as of September 30, 2016.

The new term loan and revolving credit facility contain financial covenants that impose certain restrictions on the Company.  Under the new credit agreement, the Company must maintain a minimum interest coverage of 0.75x in 2016, increasing by 0.25x increments per year to 1.50x in 2019 and 2020.  The Company is also subject to a minimum liquidity requirement of $300 million, which could be increased up to $500 million upon certain conditions, as well as an anti-hoarding provision, requiring unrestricted cash in excess of $100 million to pay down any amounts borrowed under the new revolving credit facility.  The financial covenant with respect to minimum interest coverage consists of EBITDAX divided by consolidated interest expense.  EBITDAX excludes the effects of interest expense, income taxes, depreciation, depletion and amortization, any non-cash impacts from impairments, certain non-cash hedging activities, stock-based compensation expense, non-cash gains or losses on asset sales, unamortized issuance cost, unamortized debt discount and certain restructuring costs.  Collateral for the new secured term loan is principally the Company’s E&P properties in the Fayetteville Shale area, and the new credit agreement requires a minimum collateral coverage ratio of 1.50x the new secured term loan.  This collateral also may support all or a part of revolving credit extensions depending on restrictions in the Company’s senior notes indentures.

As of September 30, 2016, the Company was in compliance with all of the covenants of this credit agreement.  Although the Company does not anticipate any violations of the financial covenants, its ability to comply with these covenants is dependent upon the success of its exploration and development program and upon factors beyond the Company’s control, such as the market prices for natural gas and oil.

2013 Credit Facility

In December 2013, the Company entered into a credit agreement that exchanged its previous revolving credit facility.  Under the revolving credit facility, the Company had a borrowing capacity of $2.0 billion.  The revolving credit facility was unsecured and was not guaranteed by any subsidiaries.  In June 2016, this credit facility was substantially exchanged for a new credit facility comprised of a $1,191 million secured term loan and a new $743 million revolving credit facility.  The borrowing capacity of the original 2013 credit agreement was reduced from $2.0 billion to $66 million, remains unsecured and the maturity remains December 2018.  As of September 30, 2016, there were no borrowings under this facility.

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

2015 Term Facility

In November 2015, the Company entered into a $750 million unsecured three-year term loan credit agreement with various lenders that was utilized to repay borrowings under the revolving credit facility.  The interest rate on the term loan facility is determined based upon the Company’s public debt ratings from Moody’s and S&P and was 250 basis points over LIBOR as of September 30, 2016.  The term loan facility requires prepayment under certain circumstances from the net cash proceeds of sales of equity or certain assets and borrowings outside the ordinary course of business.  In June 2016, the 2015 term loan agreement was amended to extend the maturity date upon a repayment threshold.  As a result of the July 2016 equity offering, the Company repaid $375 million of the $750 million term loan, which had the effect of extending the term loan maturity from November 2018 to December 2020, which will accelerate to October 2019 if, by that date, the Company has not amended, redeemed or refinanced at least $765 million of its 2020 Senior Notes.  As a result of the repayment, the Company expensed $3 million of unamortized debt issuance costs, recognized in other interest charges on the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2016.  In September 2016, the Company repaid an additional $48 million from the proceeds received from the closing of the sale of approximately 55,000 net acres in West Virginia to Antero Resources Corporation, resulting in an additional $0.4 million of interest expense related to unamortized debt issuance costs.

Senior Notes

In January 2015, the Company completed a public offering of $350 million aggregate principal amount of its 3.30% senior notes due 2018 (the “2018 Notes”), $850 million aggregate principal amount of its 4.05% senior notes due 2020 (the “2020 Notes”) and $1.0 billion aggregate principal amount of its 4.95% senior notes due 2025 (the “2025 Notes” together with the 2018 and 2020 Notes, the “Notes”), with net proceeds from the offering totaling approximately $2.2 billion after underwriting discounts and offering expenses.  The proceeds from this offering were used to repay the remaining principal and interest outstanding under the Company’s $4.5 billion 364-day bridge term loan facility, which was first reduced with proceeds from the Company’s concurrent underwritten public offerings of common and preferred stock, and were also used to repay a portion of amounts outstanding under the Company’s revolving credit facility.  As a result of this repayment, the Company expensed $47 million of short-term unamortized debt issuance costs related to the bridge facility in January 2015, recognized in other interest charges on the unaudited condensed consolidated statement of operations for the three months ended March 31, 2015.  The Notes were sold to the public at a price of 99.949% of their face value for the 2018 Notes, 99.897% of their face value for the 2020 Notes and 99.782% of their face value for the 2025 Notes.  The interest rates on the Notes are determined based upon the public bond ratings from Moody’s and S&P.  Downgrades on the Notes from either rating agency increase interest costs by 25 basis points per downgrade level and upgrades decrease interest costs by 25 basis points per upgrade level on the following semi-annual bond interest payment.  In February and June 2016, Moody’s and S&P downgraded the Notes, increasing the interest rates by 175 basis points effective July 2016.  As a result of the downgrades, interest rates increased to 5.05% for the 2018 Notes, 5.80% for the 2020 Notes and 6.70% for the 2025 Notes.  In the event of future downgrades, the coupons for this series of notes are capped at 5.30%,  6.05% and 6.95%, respectively.  The first coupon payment to bondholders at the higher interest rates will be paid in January 2017.

In July 2016, the Company used a portion of the proceeds from the July 2016 equity offering to settle certain tender offers by purchasing an aggregate principal amount of approximately $700 million of the Company’s outstanding senior notes due in the first quarter of 2018, resulting in a loss of $51 million for the early retirement and redemption of these senior notes including $50 million of premiums paid. Additionally, the Company expensed $2 million of unamortized debt issuance costs and debt discounts, recognized in other interest charges.

(11) COMMITMENTS AND CONTINGENCIES

Operating Commitments and Contingencies

As of September 30, 2016, the Company’s contractual obligations for demand and similar charges under firm transportation and gathering agreements to guarantee access capacity on natural gas and liquids pipelines and gathering systems totaled approximately $8.6 billion, $3.4 billion of which related to access capacity on future pipeline and gathering infrastructure projects that still require the granting of regulatory approvals and additional construction efforts.  The Company also had guarantee obligations of up to $862 million of that amount.  As of September 30, 2016, future payments under non-cancelable firm transportation and gathering agreements are as follows:

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	5 to 8 Years	More than 8 Years
	(in millions)
Infrastructure currently in service	$5,157	$545	$1,140	$865	$851	$1,756
Pending regulatory approval and/or construction (1)	3,429	14	294	465	694	1,962
Total transportation charges	$8,586	$559	$1,434	$1,330	$1,545	$3,718

(1)	Based on the estimated in-service dates as of September 30, 2016.

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

Berry-Helfand (Tovah Energy)

In February 2009, one of the Company’s subsidiaries was added as a defendant in a case then styled Tovah Energy, LLC and Toby Berry-Helfand v. David Michael Grimes, et al., then pending in the 273rd District Court in Shelby County, Texas.  The plaintiff alleged that the subsidiary used information provided by the plaintiff under a confidentiality agreement, which she claimed, among other things, breached the agreement and constituted a misappropriation of a trade secret.  Following a trial in December 2010, the court awarded approximately $11 million in actual damages and approximately $24 million in disgorgement of profits.  Both sides appealed, and in July 2013 the Texas Court of Appeals for the Twelfth District reversed on all claims except misappropriation of trade secrets, reduced the judgment to the actual damages award and ordered the case remanded for an award of attorneys’ fees to the Company’s subsidiary on one of the claims on which judgment was reversed.  Both parties petitioned the Supreme Court of Texas for review.  On June 10, 2016, the Supreme Court ruled that insufficient evidence supported the damage award and remanded the case for a new trial.  The date for the new trial has not yet been set.

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

Arkansas Royalty Litigation

Certain of the Company’s subsidiaries are defendants in three cases, two filed in Arkansas state court in 2010 and 2013 and one in federal court in 2014, on behalf of putative classes of royalty owners on some of the Company’s leases located in Arkansas.  The chief complaint in all three cases is that one of the Company’s subsidiaries underpaid the royalty owners by, among other things, deducting from royalty payments costs for gathering, transportation, and compression of natural gas in excess of what is permitted by the relevant leases.  In September and October 2014, the judges in the two Arkansas state actions entered orders certifying classes of royalty owners who are citizens of Arkansas.  The Company’s subsidiaries have appealed those orders.  Oral argument on both cases has been set for November 2016.

On November 17, 2015, the court in the federal case denied the plaintiff’s motion to certify a class of royalty owners not included in either of the two state cases.  On April 11, 2016, the court certified a broader class that includes Arkansas residents and citizens.  The plaintiff in the federal case presented two alternative damages theories.  Under one theory, plaintiffs have asserted that obligations to affiliates are not “incurred” and therefore the exploration and production subsidiary was not entitled to deduct any post-production costs; the federal court has granted partial summary judgment for the Company’s subsidiaries on this theory.  Under another theory, plaintiffs assert that the gathering and treating rates the Company deducted from royalty payments exceeded the affiliates’ actual costs or otherwise were not reasonable.  The plaintiffs have not disclosed a specific damage calculation for any putative class, but based on the class representative’s disclosure regarding the calculation of claimed damages, class-wide damages could exceed $100 million.  The Company has moved for summary judgement.  A trial date has not been set.

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

(12) PENSION PLAN AND OTHER POSTRETIREMENT BENEFITS

The Company has defined pension and postretirement benefit plans which cover substantially all of the Company’s employees.  Net periodic pension costs include the following components for the three and nine months ended September 30, 2016 and 2015:

	Pension Benefits
	For the three months ended		For the nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in millions)
Service cost	$3	$4	$9	$12
Interest cost	1	1	4	4
Expected return on plan assets	(2)	(2)	(5)	(6)
Amortization of prior service cost	–	–	–	–
Amortization of net loss	–	1	1	2
Curtailment loss	–	–	1	–
Settlement loss	2	–	10	–
Net periodic benefit cost	$4	$4	$20	$12

In January 2016, the Company initiated a reduction in workforce that was effectively completed by the end of the first quarter.  As a result of the workforce reduction, the Company recognized a $1 million non-cash curtailment loss related to its pension plan for both the curtailment-related decrease to the benefit obligation and the recognition of the proportionate share of unrecognized prior service cost and net loss from other comprehensive income (loss) in the second quarter of 2016.  Additionally, the Company recognized a non-cash settlement loss of $2 million and $10 million for the three and nine months ended September 30, 2016, respectively, related to a total of $35 million of lump sum payments from the pension plan during the second and third quarters of 2016.

The Company’s other postretirement benefit plan had a net periodic benefit cost (gain) of $1, $1, ($4) and $3 million for the three months ended September  30, 2016 and 2015 and nine months ended September 30, 2016 and 2015, respectively.  Included in the net periodic benefit cost for the nine months ended September 30, 2016 is a curtailment gain of $6 million, which more than offset the other components of net periodic benefit cost.

As of September 30, 2016, the Company has contributed $8 million to the pension and other postretirement benefit plans in 2016.  The Company expects to contribute an additional $3 million during the remainder of 2016.  The Company recognized a liability of $40 million and $12 million related to its pension and other postretirement benefits, respectively, as of September 30, 2016, compared to a liability of $31 million and $20 million as of December 31, 2015.  The Company updated the discount rate used in the measurement of the benefit obligation of the pension plan and other postretirement benefits plan to 4.20% in the second quarter of 2016.  The Company used an assumption of 4.60% from January 1, 2016 to March 31, 2016 for both the pension and other postretirement benefit plans.

The Company maintains a non-qualified deferred compensation supplemental retirement savings plan (“Non-Qualified Plan”) for certain key employees who may elect to defer and contribute a portion of their compensation, as permitted by the plan.  Shares of the Company’s common stock purchased under the terms of the Non-Qualified Plan are presented as treasury stock and totaled 31,269 shares at September 30, 2016, compared to 47,149 shares at December 31, 2015.

(13) STOCK-BASED COMPENSATION

The Company recognized the following amounts in employee stock-based compensation costs for the three and nine months ended September 30, 2016 and 2015:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in millions)
Stock-based compensation cost – expensed (1)	$6	$6	$43	$18
Stock-based compensation cost – capitalized	$2	$6	$7	$17
(1)	Includes $16 million and $3 million related to the reduction in workforce and executive management restructuring, respectively, for the nine months ended September 30, 2016.

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

As of September 30, 2016, there was $55 million of total unrecognized compensation cost related to the Company’s unvested stock option grants, restricted stock grants and performance units.  This cost is expected to be recognized over a weighted-average period of 2 years.

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2016 and provides information for options outstanding and options exercisable as of September 30, 2016:

	Number	Weighted Average
	of Options	Exercise Price
	(in thousands)	(per share)
Outstanding at December 31, 2015	5,623	$24.57
Granted	156	8.60
Exercised	–	–
Forfeited or expired	(63)	27.81
Outstanding at September 30, 2016	5,716	24.10
Exercisable at September 30, 2016	2,627	$35.80

Restricted Stock

The following table summarizes restricted stock activity for the nine months ended September 30, 2016 and provides information for unvested shares as of September 30, 2016:

	Number	Weighted Average
	of Shares	Fair Value
	(in thousands)	(per share)
Unvested shares at December 31, 2015	7,222	$13.24
Granted	79	8.41
Vested (1)	(2,525)	9.24
Forfeited	(138)	12.20
Unvested shares at September 30, 2016	4,638	$12.86
(1)	Includes 2,041,877 shares related to the reduction in workforce and 151,575 shares related to the executive management restructuring for the nine months ended September 30, 2016.

Equity-Classified Performance Units

The following table summarizes performance unit activity for the nine months ended September 30, 2016 to be paid out in Company stock and provides information for unvested units as of September 30, 2016.  The performance units awarded in 2013 and 2014 included a market condition based on relative Total Shareholder Return (“TSR”) and a performance condition based on the Company's Present Value Index (“PVI”), collectively the “Performance Measures.”  The fair value of the TSR market condition of the performance units is based on a Monte Carlo model and is amortized to compensation expense on a straight-line basis over the vesting period of the award.  The fair value of the PVI performance condition of the performance units is based on economic analysis for each investment opportunity based upon the expected present value added for each dollar to be invested and amortized to compensation expense on a straight-line basis over the vesting period of the award. The performance units awarded in 2016 and 2015 are based exclusively on TSR.  The grant date fair value is calculated using the applicable Performance Measures and the closing price of the Company’s common stock at the grant date.

	Number	Weighted Average
	of Units (1)	Fair Value
	(in thousands)	(per share)
Unvested units at December 31, 2015	407	$36.65
Granted	1,502	8.60
Vested (2)	(414)	7.62
Forfeited (3)	(290)	11.32
Unvested units at September 30, 2016	1,205	$13.70
(1)

These amounts reflect the number of performance units granted in thousands.  The actual payout of shares may range from a minimum of zero shares to a maximum of two shares contingent upon the actual performance against the applicable Performance Measures.

(2)	Includes 15,632 units and 37,590 units related to the reduction in workforce and executive management restructuring, respectively, for the nine months ended September 30, 2016.
(3)	Includes 76,281 units and 195,834 units related to the reduction in workforce and executive management restructuring, respectively, for the nine months ended September 30, 2016.

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

Summarized financial information for the Company’s reportable segments is shown in the following table.  The accounting policies of the segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of the 2015 Annual Report.  Management evaluates the performance of its segments based on operating income, defined as operating revenues less operating costs.  Income before income taxes, for the purpose of reconciling the operating income amount shown below to consolidated income before income taxes, is the sum of operating income, interest expense, gain (loss) on derivatives, loss on early extinguishment of debt and other income (loss).  The “Other” column includes items not related to the Company’s reportable segments including real estate and corporate items.

	Exploration and
	Production		Midstream	Other		Total
	(in millions)
Three months ended September 30, 2016:
Revenues from external customers	$381		$270	$–		$651
Intersegment revenues	(3)		412	–		409
Depreciation, depletion and amortization expense	83		16	–		99
Impairment of natural gas and oil properties	817		–	–		817
Operating income (loss)	(777)	(1)	52	–		(725)
Interest expense (3)	26		–	–		26
Gain on derivatives	71		–	–		71
Loss on early extinguishment of debt	–		–	(51)		(51)
Other income, net	2		1	–		3
Benefit for income taxes (3)	(20)		–	–		(20)
Assets	4,015		1,253	1,622	(4)	6,890
Capital investments (5)	179		1	–		180

Three months ended September 30, 2015:
Revenues from external customers	$491		$258	$–		$749
Intersegment revenues	(3)		489	–		486
Depreciation, depletion and amortization expense	255		20	–		275
Impairment of natural gas and oil properties	2,839		–	–		2,839
Operating income (loss)	(2,910)		68	–		(2,842)
Gain on derivatives	15		–	–		15
Provision (benefit) for income taxes (3)	(1,112)		24	–		(1,088)
Assets	9,159		1,329	215		10,703
Capital investments (5)	461		7	–		468

	Exploration and
	Production		Midstream		Other		Total
	(in millions)
Nine months ended September 30, 2016:
Revenues from external customers	$1,015		$737		$–		$1,752
Intersegment revenues	(17)		1,125		–		1,108
Depreciation, depletion and amortization expense	300		49		–		349
Impairment of natural gas and oil properties	2,321		–		–		2,321
Operating income (loss)	(2,486)	(1)	169	(2)	–		(2,317)
Interest expense (3)	56		1		–		57
Loss on derivatives	(27)		(1)		–		(28)
Loss on early extinguishment of debt	–		–		(51)		(51)
Other income (loss), net	3		(2)		(1)		–
Benefit for income taxes (3)	(20)		–		–		(20)
Assets	4,015		1,253		1,622	(4)	6,890
Capital investments (5)	372		3		1		376

Nine months ended September 30, 2015:
Revenues from external customers	$1,647		$798		$1		$2,446
Intersegment revenues	(14)		1,653		–		1,639
Depreciation, depletion and amortization expense	824		52		–		876
Impairment of natural gas and oil properties	4,374		–		–		4,374
Operating income (loss)	(4,471)		511	(6)	(1)		(3,961)
Interest expense (3)	45		7		–		52
Gain (loss) on derivatives	32		–		(2)		30
Other income, net	2		–		–		2
Provision (benefit) for income taxes (3)	(1,724)		193		(1)		(1,532)
Assets	9,159		1,329		215		10,703
Capital investments (5)	1,880		164		10		2,054

(1)	Operating income (loss) for the E&P segment includes $2 million and $74 million related to restructuring charges for the three and nine months ended September 30, 2016, respectively.
(2)	Operating income (loss) for the Midstream segment includes $3 million related to restructuring charges for the nine months ended September 30, 2016.
(3)	Interest expense and the provision for income taxes by segment are an allocation of corporate amounts as they are incurred at the corporate level.
(4)

Other assets represent corporate assets not allocated to segments and assets for non-reportable segments.  At September 30, 2016, other assets includes approximately $1,443 million in marketable securities.

(5)

Capital investments includes increases of $27 million and $6 million for the three months ended September 30, 2016 and 2015, respectively, and decreases of $24 million and $5 million for the nine months ended September 30, 2016 and 2015, respectively, relating to the change in accrued expenditures between periods.  E&P capital for the nine month period ended September 30, 2015 includes approximately $516 million related to the WPX Property and Statoil Property Acquisitions.  Midstream capital for the nine months ended September 30, 2015 includes approximately $119 million associated with the intangible asset related to the firm transportation acquired through the WPX Property Acquisition.

(6)	Operating income (loss) for the Midstream segment includes $277 million gain on sale of assets for the nine months ended September 30, 2015.

Included in intersegment revenues of the Midstream segment are $355 million and $414 million for the three months ended September 30, 2016 and 2015, respectively, and $941 million and $1.4 billion for the nine months ended September 30, 2016 and 2015, respectively, for marketing of the Company’s E&P sales.  Corporate assets include cash and cash equivalents, furniture and fixtures and other costs.  Corporate general and administrative costs, depreciation expense and taxes other than income are allocated to the segments.

(15)  INCOME TAXES

The Company’s effective tax rate was approximately 3% and 1% for the three and nine months ended September 30, 2016, respectively, primarily as a result of the recognition of a valuation allowance.  A $20 million tax benefit was recognized in the third quarter of 2016 primarily due to the lapse of the statute of limitations on uncertain tax positions associated with alternative minimum tax.

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

Due to the material write-downs of the carrying value of natural gas and oil properties and operating results, the Company is in a net deferred tax asset position.  The Company believes it is more likely than not that these deferred tax assets will not be realized and recorded a $256 million and $903 million tax expense for the increase in our valuation allowance for the three and nine months ended September 30, 2016, respectively.  Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of deferred tax assets.  A significant piece of objective negative evidence evaluated is the projected cumulative loss incurred over the three-year period ending December 31, 2016.  Such objective negative evidence limits the ability to consider other subjective positive evidence, such as projections for future growth.  The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as future expected growth.

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

New Accounting Standards Not Yet Implemented

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230) (“Update 2016-15”), which seeks to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. For public entities, Update 2016-15 becomes effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the provisions of Update 2016-15 and assessing the impact, if any, it may have on its consolidated results of operations, financial position or cash flows.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following updates information as to Southwestern Energy Company’s financial condition provided in our 2015 Annual Report and analyzes the changes in the results of operations between the three and nine months ended September 30, 2016 and 2015.  For definitions of commonly used natural gas and oil terms used in this Quarterly Report, please refer to the “Glossary of Certain Industry Terms” provided in our 2015 Annual Report.

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

We are focused on providing long-term growth in the net asset value per share of our business.  Historically, the vast majority of our operating income and cash flow has been derived from the production associated with our E&P business.  However, beginning in 2015 and continuing through the first nine months of 2016, depressed commodity prices significantly decreased our E&P results of operations.   The price we expect to receive for our production is a critical factor in the capital investments we make to develop our properties.  In the fourth quarter of 2015, we decreased activity in the Appalachian Basin and the Fayetteville Shale as a result of the lower commodity price environment.  Based on current forward pricing, along with the successful implementation of our debt reduction strategy, we began increasing our activity in the third quarter of 2016.  We expect to continue these operations for the remainder of the year.  Natural gas prices fluctuate due to a variety of factors we cannot control or predict.  These factors, which include increased supplies of natural gas due to greater exploration and development activities, weather conditions, political and economic events, and competition from other energy sources, impact supply and demand for natural gas, which in turn determines the sales prices for our production.  We are also impacted by crude oil and NGL prices, which have been volatile and have declined significantly along with natural gas prices.  In addition to the factors identified above, the prices we realize for our production are affected by our hedging activities as well as locational differences in market prices, including basis differentials.  The current commodity price environment has resulted in the impairment of a significant portion of our natural gas and oil properties over recent reporting periods.  Our current expected level of capital investment in the fourth quarter, along with current forward pricing, could result in an additional impairment to our natural gas and oil properties in the fourth quarter of 2016 ranging from approximately $100 million to $300 million, net of taxes, with material impairments possible beyond the fourth quarter.

Three Months Ended September 30, 2016 Compared with Three Months Ended September 30, 2015

We reported a net loss attributable to common stock of $735 million for the three months ended September 30, 2016, or ($1.52) per diluted share, compared to net loss attributable to common stock of $1.8 billion, or ($4.62) per diluted share, for the same period in 2015.

Our natural gas and liquids production decreased to 211 Bcfe for the three months ended September 30, 2016, down 15% from 249 Bcfe for the same period in 2015.  The 38 Bcfe decrease was due to a 29 Bcfe decrease in net production from our Fayetteville Shale and other properties and a 9 Bcf decrease in net production from our Northeast Appalachia properties.  Net production for the three months ended September 30, 2016 from our Southwest Appalachia properties remained approximately flat, compared to the same period in 2015.  The average price realized for our gas production, including the effects of derivatives, decreased 22% to $1.73 per Mcf for the three months ended September 30, 2016, compared to $2.21 per Mcf for the same period in 2015.  The average price realized for our oil production increased 6% to $35.41 per barrel for the three months ended September 30, 2016, compared to $33.50 per barrel for the same period in 2015.  The average price realized for our NGL production increased 49% to $7.04 per barrel for the three months ended September 30, 2016, compared to $4.72 per barrel for the same period in 2015.  We did not use derivatives to financially protect our 2016 or 2015 oil or NGL production.

Our E&P segment reported an operating loss of $777 million for the three months ended September 30, 2016, down from an operating loss of $2.9 billion for the same period in 2015.  This decrease was primarily due to the decrease in the impairment of natural gas and oil properties to $817 million for the three months ended September 30, 2016, as compared to the $2.8 billion impairment recorded for the same period in 2015.  Excluding impairments, our E&P segment reported operating income of $40 million for the three months ended September 30, 2016,  compared to an operating loss of $71 million for the same period in 2015, primarily due to a $221 million decrease in operating costs and expenses and increases in our realized oil and NGL prices, partially offset by a 22%, or $0.48 per Mcf, decrease in our realized natural gas price (including derivatives) and a 38 Bcfe decrease in production.

Operating income for our Midstream segment was $52 million for the three months ended September 30, 2016, down from $68 million for the same period in 2015, primarily due to a $26 million decrease in gas gathering revenues and a $2 million decrease in our marketing margin, partially offset by an $11 million decrease in operating costs and expenses.

Capital investments were $180 million for the three months ended September 30, 2016 (including $41 million in capitalized interest and $21 million in capitalized expenses), of which $179 million was invested in our E&P segment, compared to $468 million for the same period of 2015, of which $461 million was invested in our E&P segment.

Nine Months Ended September 30, 2016 Compared with Nine Months Ended September 30, 2015

We reported a net loss attributable to common stock of $2.5 billion for the nine months ended September 30, 2016, or ($6.02) per diluted share, compared to net loss attributable to common stock of $2.5 billion, or ($6.65) per diluted share, for the same period in 2015.

Our natural gas and liquids production decreased to 673 Bcfe for the nine months ended September 30, 2016, down 7% from 727 Bcfe for the same period in 2015.  The 54 Bcfe decrease was due to a 71 Bcfe decrease in net production from our Fayetteville Shale and other properties, partially offset by 12 Bcfe and 5 Bcf increases in net production from our Southwest Appalachia and Northeast Appalachia properties, respectively.  The average price realized for our gas production, including the effects of derivatives, decreased 39% to $1.51 per Mcf for the nine months ended September 30, 2016, compared to $2.47 per Mcf for the same period in 2015.  The average price realized for our oil production decreased 19% to $28.53 per barrel for the nine months ended September 30, 2016, compared to $35.23 per barrel for the same period in 2015.  The average price realized for our NGL production decreased 5% to $6.11 per barrel for the nine months ended September 30, 2016, compared to $6.43 per barrel for the same period in 2015.  We did not use derivatives to financially protect our 2016 or 2015 oil or NGL production.

Our E&P segment reported an operating loss of $2.5 billion for the nine months ended September 30, 2016, down from an operating loss of $4.5 billion for the same period in 2015. The decrease was primarily due to the decrease in the impairment of natural gas and oil properties to $2.3 billion for the nine months ended September 30, 2016, as compared to the $4.4 billion impairment recorded for the same period in 2015.  Excluding impairments, our E&P segment operating loss increased to $165 million for the nine months ended September 30, 2016 from $97 million for the same period in 2015, primarily due to a 39%, or $0.96 per Mcf, decrease in our realized natural gas price (including derivatives), a 54 Bcfe decrease in production and decreases in our realized oil and NGL prices.  These decreases were partially offset by a $567 million decrease in operating costs and expenses.

Operating income for our Midstream segment was $169 million for the nine months ended September 30, 2016, down from $511 million for the same period in 2015, primarily due to a $277 million gain on sale of assets, net in 2015.  Excluding the net gain on sale, our Midstream segment operating income decreased $65 million due to an $88 million decrease in gas gathering revenues and a $9 million decrease in marketing margin, partially offset by a $32 million decrease in operating costs and expenses.  In the second quarter of 2015, we sold our northeastern Pennsylvania and East Texas gathering assets that accounted for $13 million in operating income for the nine months ended September 30, 2015.  A net gain on these sales of $277 million was recognized and was included in gain on sale of assets, net in the unaudited condensed consolidating statement of operations.

Capital investments were $376 million for the nine months ended September 30, 2016 (including $123 million in capitalized interest and $62 million in capitalized expenses), of which $372 million was invested in our E&P segment, compared to $2.1 billion for the same period of 2015, of which $1.9 billion was invested in our E&P segment (including $635 million, in total, related to the acquisitions from WPX Energy, Inc. and Statoil ASA).

RESULTS OF OPERATIONS

The following discussion of our results of operations for our segments is presented before intersegment eliminations.  We evaluate our segments as if they were stand-alone operations and accordingly discuss their results prior to any intersegment eliminations.  Interest expense and income tax expense are discussed on a consolidated basis.

Exploration and Production
	For the three months		For the nine months
	ended September 30,		ended September 30,
	2016	2015	2016	2015
Revenues (in millions)	$378	$488	$998	$1,633
Impairment of natural gas and oil properties (in millions)	$817	$2,839	$2,321	$4,374
Operating costs and expenses (in millions) (1)	$338	$559	$1,163	$1,730
Operating loss (in millions)	$(777)	$(2,910)	$(2,486)	$(4,471)
Gain (loss) on derivatives, settled (in millions) (2)	$(9)	$50	$22	$138

Gas production (Bcf)	189	228	605	673
Oil production (MBbls)	536	562	1,729	1,696
NGL production (MBbls)	3,068	3,034	9,580	7,374
Total production (Bcfe)	211	249	673	727

Average realized gas price per Mcf, including derivatives (3)	$1.73	$2.21	$1.51	$2.47
Average realized gas price per Mcf, excluding derivatives	$1.78	$1.77	$1.47	$2.05
Average realized oil price per Bbl	$35.41	$33.50	$28.53	$35.23
Average realized NGL price per Bbl	$7.04	$4.72	$6.11	$6.43

Average unit costs per Mcfe:
Lease operating expenses	$0.86	$0.92	$0.87	$0.92
General & administrative expenses (4)	$0.23	$0.20	$0.21	$0.22
Taxes, other than income taxes (5)	$0.10	$0.10	$0.09	$0.11
Full cost pool amortization	$0.35	$0.98	$0.40	$1.08
(1)	Includes $2 million and $74 million of restructuring charges for the three and nine months ended September 30, 2016, respectively.
(2)	Represents the gain (loss) on settled commodity derivatives.
(3)	Includes the gain (loss) on settled commodity derivatives.
(4)	Excludes $2 million and $71 million of restructuring charges for the three and nine months ended September 30, 2016, respectively.
(5)	Excludes $3 million of restructuring charges for the nine months ended September 30, 2016.

Revenues

Revenues for our E&P segment were down $110 million, or 23%, for the three months ended September 30, 2016, compared to the same period in 2015.  Revenues decreased by $68 million and $50 million as a result of decreased natural gas production volumes and hedge settlement proceeds, respectively, partially offset by an increase of $7 million as a result of increased pricing and NGL production and an increase of $1 million for increased realized natural gas pricing, excluding the effects of derivatives.  E&P revenues were $998 million for the nine months ended September 30, 2016, down $635 million, or 39%, compared to the same period in 2015.  A decrease in the price realized, excluding the effects of derivatives, from the sale of our natural gas production decreased revenue by $351 million.  Additionally, there was a $145 million decrease in hedge settlement proceeds, a $138 million decrease due to lower natural gas production volumes, and a $15 million decrease as a result of decreased liquids pricing, partially offset by a $14 million increase due to increased liquids production volumes.  Natural gas, oil, and NGL prices are difficult to predict and are subject to wide price fluctuations.  Excluding basis swaps, as of September 30, 2016 we had protected 100 Bcf of our remaining 2016 natural gas production to limit our exposure to price fluctuations.  We refer you to Note 7 to the unaudited condensed consolidated financial statements included in this Quarterly Report and to the discussion of “Commodity Prices” provided below for additional information.  In May 2015, we sold our conventional oil and gas assets located in East Texas and the Arkoma Basin that accounted for less than $1 million and $15 million of our natural gas and oil revenues for the three and nine months ended September 30, 2015, respectively.

Production

For the three months ended September 30, 2016, our natural gas and liquids production decreased 15% to 211  Bcfe, down from 249 Bcfe from the same period in 2015, and was produced entirely by our properties in the United States.  The 38 Bcfe decrease was primarily due to a 29 Bcfe decrease in net production from our Fayetteville Shale and other properties and a 9 Bcf decrease in net production from our Northeast Appalachia properties.  Net production for the three months ended September 30, 2016 from our Southwest Appalachia properties remained approximately flat, compared to the same period in 2015.  Net production from our Northeast Appalachia, Southwest Appalachia and Fayetteville Shale properties was 84 Bcf, 37 Bcfe and 90 Bcf, respectively, for the three months ended September 30, 2016, compared to 93 Bcf, 37 Bcfe, and 118 Bcf, respectively, for the same period in 2015.  For the nine months ended September 30, 2016, our natural gas and liquids production decreased 7% to 673 Bcfe, down from 727 Bcfe from the same period in 2015, and was produced entirely by our properties in the United States.  The 54 Bcfe decrease was due to a 71 Bcfe decrease in net production from our Fayetteville Shale and other properties, partially offset by 12 Bcfe and 5 Bcf increases in net production from our Southwest Appalachia and Northeast Appalachia properties, respectively.  Net production from our Northeast Appalachia, Southwest Appalachia and Fayetteville Shale properties was 268 Bcf, 115 Bcfe and 289 Bcf, respectively, for the nine months ended September 30, 2016, compared to 263 Bcf, 103 Bcfe, and 354 Bcf, respectively, for the same period in 2015.

Commodity Prices

The average price realized for our natural gas production, including the effects of derivatives, decreased to $1.73 per Mcf for the three months ended September 30, 2016, compared to $2.21 per Mcf for the same period in 2015.  The decrease was primarily due to the significant benefit from our derivative program during the three months ended September 30, 2015, compared to a slight loss for the same period in 2016, partially offset by a $0.01 per Mcf increase in the average realized natural gas price, excluding the effects of derivatives.  The average price realized for our natural gas production, excluding the effects of derivatives, increased 1% to $1.78 per Mcf for the three months ended September 30, 2016, compared to the same period in 2015.  Our derivatives decreased the average realized natural gas price by $0.05 per Mcf for the three months ended September 30, 2016, compared to an increase of $0.44 per Mcf for the same period in 2015.  The average price realized for our natural gas production, including the effects of derivatives, decreased to $1.51 per Mcf for the nine months ended September 30, 2016, compared to $2.47 per Mcf for the same period in 2015.  The decrease was the result of a $0.58 per Mcf decrease in the average natural gas price, excluding derivatives, and a decrease in proceeds from our derivative program during the nine months ended September 30, 2016, compared to the same period in 2015.  The average price realized for our natural gas production, excluding the effects of derivatives, decreased 28% to $1.47 per Mcf for the nine months ended September 30, 2016, compared to the same period in 2015.  Our derivatives increased the average realized natural gas price by $0.04 per Mcf for the nine months ended September 30, 2016, compared to an increase of $0.42 per Mcf for the same period in 2015.

Our E&P segment receives a sales price for our natural gas at a differential to average monthly NYMEX settlement prices due to heating content of the gas, locational basis differentials, transportation and fuel charges.  Additionally, we receive a sales price for our oil and NGLs at a differential to average monthly West Texas Intermediate settlement and Mont Belvieu NGL composite prices, respectively, due to a number of factors including product quality, composition and types of NGLs sold, locational basis differentials, transportation and fuel charges.

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

Excluding the impact of derivatives, the average price received for our natural gas production for the nine months ended September 30, 2016 of $1.47 per Mcf was approximately $0.82 per Mcf lower than the average monthly NYMEX settlement price, primarily due to locational basis differentials and transportation costs.  We protected approximately 37% of our natural gas production for the nine months ended September 30, 2016 from the impact of widening basis differentials through our sales arrangements and hedging activities.  For the nine months ended September 30, 2016, we protected the basis on approximately 216 Bcf of our natural gas production through physical sales arrangements.  We have protected basis on approximately 59 Bcf and 120 Bcf of our remaining 2016 and 2017 expected natural gas production through physical sales arrangements at a basis differential to NYMEX natural gas prices of approximately ($0.11) per Mcf and ($0.17) per Mcf for the remainder of 2016 and 2017, respectively, and have also financially protected a portion our remaining 2016 and 2017 expected natural gas production.  We refer you to Note 7 to the unaudited condensed consolidated financial statements included in this Quarterly Report for additional details about our derivative instruments.

We realized an average sales price of $35.41 per barrel for our oil production for the three months ended September 30, 2016, up 6% from $33.50 per barrel for the same period in 2015.  Oil accounted for 2% and 1% of our total production for the three months ended September 30, 2016 and 2015, respectively. We realized an average sales price of $28.53 per barrel for our oil production for the nine months ended September 30, 2016, down 19% from $35.23 per barrel for the same period in 2015.  Oil accounted for 2% and 1% of our total production for the nine months ended September 30, 2016 and 2015, respectively.  We did not use derivatives to financially protect our 2016 or 2015 oil production.

We realized an average sales price of $7.04 per barrel for our NGL production for the three months ended September 30, 2016, up 49% from $4.72 per barrel for the same period in 2015.  NGLs accounted for 9% and 7% of our total production for the three months ended September 30, 2016 and 2015, respectively.  We realized an average sales price of $6.11 per barrel for our NGL production for the nine months ended September 30, 2016, down 5% from $6.43 per barrel for the same period in 2015.  NGLs accounted for 9% and 7% of our total production for the nine months ended September 30, 2016 and 2015, respectively.  We did not use derivatives to financially protect our 2016 or 2015 NGL production.

Operating Income

Our E&P segment reported an operating loss of $777 million for the three months ended September 30, 2016, down from an operating loss of $2.9 billion for the same period in 2015.  The E&P segment recorded an $817 million impairment of natural gas and oil properties for the three months ended September 30, 2016, compared to a $2.8 billion impairment for the same period in 2015.  Excluding impairments, our E&P segment reported operating income of $40 million for the three months ended September 30, 2016, compared to an operating loss of $71 million for the same period in 2015, primarily due to a $221 million decrease in operating costs and expenses resulting primarily from a $172 million decrease in DD&A, a $47 million decrease in operating expenses and a $4 million decrease in taxes other than income, partially offset by a $2 million increase in general and administrative expenses.  Additionally, we had an increase of $8 million as a result of increased liquids pricing.  These were partially offset by a 22%, or $0.48 per Mcf, decrease in our realized natural gas price, including derivatives, and a 38 Bcfe decrease in our production. For the three months ended September 30, 2016, general and administrative expenses included $2 million related to restructuring charges.

Our E&P segment reported an operating loss of $2.5 billion for the nine months ended September 30, 2016, down from an operating loss of $4.5 billion for the same period in 2015.  The E&P segment recorded a $2.3 billion impairment of natural gas and oil properties for the nine months ended September 30, 2016, compared to a $4.4 billion impairment for the same period in 2015.  Excluding impairments, our E&P segment reported an operating loss of $165 million for the nine months ended September 30, 2016, compared to an operating loss of $97 million for the same period in 2015, primarily due to a 39%, or $0.96 per Mcf, decrease in our realized natural gas price, including derivatives, a 54 Bcfe decrease in production and decreases in our realized oil and NGL prices.  These decreases were partially offset by a $567 million decrease in operating costs and expenses, resulting primarily from a $524 million decrease in DD&A, an $84 million decrease in operating expenses and a $12 million decrease in taxes other than income, partially offset by a $54 million increase in general and administrative expenses.  For the nine months ended September 30, 2016, general and administrative expenses and taxes other than income included $71 million and $3 million, respectively, related to restructuring charges.

Operating Costs and Expenses

Lease operating expenses per Mcfe for the E&P segment were $0.86 for the three months ended September 30, 2016, compared to $0.92 for the same period in 2015.  Lease operating expenses per Mcfe decreased for the three months ended September 30, 2016, compared to the same period of 2015, primarily due to the successful renegotiation of our existing gathering and processing rates in Southwest Appalachia.  For the nine months ended September 30, 2016, lease operating expenses decreased to $0.87, compared to $0.92 for the same period in 2015.  Lease operating expenses per Mcfe decreased for the nine months ended September 30, 2016, compared to the same period of 2015, primarily due to the successful renegotiation of our existing gathering and processing rates in Southwest Appalachia as well as decreased workover activity and contract services.

Excluding the restructuring charges associated primarily with our workforce reduction, general and administrative expenses for the E&P segment increased to $0.23 per Mcfe for the three months ended September 30, 2016, compared to $0.20 per Mcf for the same period in 2015, as a result of decreased production volumes.  In total, excluding the 2016 restructuring charges, general and administrative expenses for the E&P segment were $50 million for the three months ended September 30, 2016 and 2015.  Including restructuring charges, general and administrative costs for three months ended September 30, 2016 were $52 million for our E&P segment.  For the nine months ended September 30, 2016, general and administrative expenses for the E&P segment, excluding the restructuring charges, were $0.21 per Mcfe, compared to $0.22 per Mcfe for the same period in 2015, primarily due to the decrease in employee costs, partially offset by decreased production volumes.  In total, excluding restructuring charges, general and administrative expenses for the E&P segment were $141 million for the nine months ended September 30, 2016, compared to $158 million for the same period in 2015.  Including restructuring charges, general and administrative costs for the nine months ended September 30, 2016 were $212 million for our E&P segment.

Taxes other than income taxes per Mcfe were $0.10 for the three months ended September 30, 2016 and 2015.  Taxes other than income taxes per Mcfe were $0.09 for the nine months ended September 30, 2016 (excluding $3 million related to restructuring charges), compared to $0.11 for the same period in 2015.  Taxes other than income taxes per Mcfe vary from period to period due to changes in ad valorem and severance taxes that result from the mix of our production volumes and fluctuations in commodity prices.

Our full cost pool amortization rate averaged $0.35 per Mcfe and $0.98 per Mcfe for the three months ended September 30, 2016 and 2015, respectively, and $0.40 per Mcfe and $1.08 per Mcfe for the nine months ended September 30, 2016 and 2015, respectively.  The decreases in the average amortization rates resulted primarily from our full cost ceiling impairments over the respective periods.  The amortization rate is impacted by the timing and amount of reserve additions and the costs associated with those additions, revisions of previous reserve estimates due to both price and well performance, write-downs that result from full cost ceiling impairments, proceeds from the sale of properties that reduce the full cost pool and the level of costs subject to amortization.  We cannot predict our future full cost pool amortization rate with accuracy due to the variability of each of the factors discussed above, as well as other factors, including but not limited to the uncertainty of the amount of future reserve changes.

Unevaluated costs excluded from amortization were $2.2 billion at September 30, 2016, compared to $3.7 billion at December 31, 2015.  The decrease in unevaluated costs primarily resulted from the evaluation of a portion of our Southwest Appalachia assets, of which 55,000 net acres were sold to Antero Resources Corporation during the third quarter of 2016, along with the evaluation of a portion of our New Ventures assets.

Midstream
	For the three months ended		For the nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
	($ in millions, except volumes)
Marketing revenues	$591	$630	$1,571	$2,072
Gas gathering revenues	$91	$117	$291	$379
Marketing purchases	$578	$615	$1,533	$2,025
Operating costs and expenses (1)	$52	$63	$160	$192
Gain (loss) on sale of assets, net	$–	$(1)	$–	$277
Operating income	$52	$68	$169	$511
Volumes marketed (Bcfe)	264	288	814	837
Volumes gathered (Bcf)	145	186	463	620
(1)	Includes $3 million of restructuring charges for the nine months ended September 30, 2016.

Revenues

Revenues from our marketing activities were down 6% to $591 million for the three months ended September 30, 2016, compared to the same period in 2015, and were down 24% to $1,571 million for the nine months ended September 30, 2016, compared to the same period in 2015.  For the three months ended September 30, 2016, the volumes marketed decreased 8% and the price received for volumes marketed increased 3%, compared to the same period in 2015.  For the nine months ended September 30, 2016, the price received for volumes decreased 22% and the volumes marketed decreased 3%, compared to the same period in 2015.  Increases and decreases in marketing revenues due to changes in commodity prices are largely offset by corresponding changes in marketing purchase expenses.  Of the total natural gas volumes marketed, production from our affiliated E&P operated wells accounted for 91% and 97% of the natural gas marketed volumes for the three months ended September 30, 2016 and 2015, respectively.  For nine months ended September 30, 2016 and 2015, production from our affiliated E&P operated wells accounted for 94% and 97%, respectively, of our total natural gas volumes marketed.  Our Midstream segment marketed approximately 63% and 64% of our combined oil and NGL production for the three months ended September 30, 2016 and 2015, respectively, and 65% and 58% of our combined oil and NGL production for the nine months ended September 30, 2016 and 2015, respectively.

Revenues from our gathering activities were down 22% to $91 million for the three months ended September 30, 2016, compared to the same period in 2015, and down 23% to $291 million for the nine months ended September 30, 2016, compared to the same period in 2015.  The decrease in the gathering revenues for the three months ended September 30, 2016 was primarily due to the decreased volumes in the Fayetteville Shale.  The decrease in gathering revenues for the nine months ended September 30, 2016 was primarily due to decreased volumes in the Fayetteville Shale and the divestiture of our northeast Pennsylvania and East Texas gathering assets in 2015.  The divested gathering assets accounted for $21 million of our gathering revenues for the nine months ended September 30, 2015.

Operating Income

Operating income from our Midstream segment decreased to $52 million for the three months ended September 30, 2016, compared to $68 million for the same period in 2015, primarily due to a $26 million decrease in gas gathering revenues and a $2 million decrease in marketing margin, partially offset by an $11 million decrease in operating costs and expenses.  Operating income decreased to $169 million for the nine months ended September 30, 2016, compared to $511 million for the same period in 2015, primarily due to a $277 gain on sale of assets, net in 2015.  Excluding the net gain on sale, our Midstream segment operating income decreased 28% for the nine months ended September 30, 2016 due to an $88 million decrease in gas gathering revenues and a $9 million decrease in marketing margin, partially offset by a $32 million decrease in operating costs and expenses.  The divested northeastern Pennsylvania and East Texas gathering assets accounted for $13 million of our operating income for the nine months ended September 30, 2015.

The margin generated from marketing activities was $13 million and $15 million for the three months ended September 30, 2016 and 2015, respectively.  The margin generated from marketing activities was $38 million and $47 million for the nine months ended September 30, 2016 and 2015, respectively.  Margins are driven primarily by volumes marketed and may fluctuate depending on the prices paid for commodities and the ultimate disposition of those commodities.  We enter into hedging activities from time to time with respect to our natural gas marketing activities to provide margin protection. For more information about our derivatives and risk management activities, we refer you to Item 3, “Quantitative and Qualitative Disclosures About Market Risks” included in this Quarterly Report for additional information.

Restructuring Charges

In January 2016, we announced a 40% workforce reduction that was substantially concluded by the end of March 2016. In April 2016, we also partially restructured executive management.  Affected employees were offered a severance package that included a one-time cash payment depending on length of service and, if applicable, accelerated vesting of outstanding stock-based equity awards.  As a result of the workforce reduction and executive management restructuring, we recognized restructuring charges of $2 million and $77 million for the three and nine months ended September 30, 2016, respectively.

Interest Expense

Interest expense, net of capitalization, was $26 million for the three months ended September 30, 2016, compared to no interest expense, net of capitalization, for the same period in 2015, and $57 million for the nine months ended September 30, 2016, compared to $52 million for the same period in 2015.  Gross interest expense increased to $67 million for the three months ended September 30, 2016, compared to $53 million for the same period in 2015, primarily due to an increase in our cost of debt. Included in the gross interest expense for the three months ended September 30, 2016 is $6 million related to unamortized debt issuance costs and debt discounts associated with extinguished debt.  For the nine months ended September 30, 2016, gross interest expense increased to $180 million, up from $160 million for the same period in 2015, excluding a $47 million charge for unamortized fees associated with the repayment of our bridge facility in the first quarter of 2015. Included in the gross interest expense for the nine months ended September 30, 2016 is $6 million related to unamortized debt issuance costs and debt discounts associated with extinguished debt.  We capitalized interest of $41 million and $53 million for the three months ended September 30, 2016 and 2015, respectively, and capitalized interest of $123 million and $155 million for the nine months ended September 30, 2016 and 2015, respectively.  The decrease in capitalized interest for the three and nine months ended September 30, 2016, compared to the same periods in 2015, was primarily due to the evaluation of a portion of our Southwest Appalachia assets acquired in December 2014.

Gain (Loss) on Derivatives

In general, our derivatives are not designated for hedge accounting treatment.  Changes in the fair value of derivatives that are not designated for hedge accounting are recorded in gain (loss) on derivatives.  We recorded a $71 million net gain on our derivatives for the three months ended September 30, 2016, consisting of an $81 million gain on unsettled derivatives, partially offset by a $10 million loss on settled derivatives. For the three months ended September 30, 2015, we recorded a $15 million net gain on our derivatives, consisting of a $49 million gain on settled derivatives, partially offset by a $34 million loss on unsettled derivatives.  We recorded a $28 million net loss on our derivatives for the nine months ended September 30, 2016, consisting of a $48 million loss on unsettled derivatives, partially offset by a $20 million gain on settled derivatives.  For the nine months ended September 30, 2015, we recorded a $30 million net gain on our derivatives, consisting of a $135 million gain on settled derivatives, partially offset by a $105 million loss on unsettled derivatives.  We refer you to Note 7 to the unaudited condensed consolidated financial statements included in this Quarterly Report for additional details about our gain (loss) on derivatives.  In general and without consideration of volatility or duration, as natural gas prices increase from September 30, 2016 levels, we will recognize losses in future periods and, likewise, as natural gas prices decline from September 30, 2016 levels, we will recognize gains in future periods on our derivative contracts not designated for hedge accounting treatment prior to settlement.

Loss on Early Extinguishment of Debt

During the third quarter of 2016, we used proceeds from our $1,247 million July 2016 equity offering to purchase and retire $700 million of our outstanding senior notes due in the first quarter of 2018 and retire $375 million of our $750 million term loan entered into in November 2015.  For the three and nine months ended September 30, 2016, we recognized a loss of $51 million for the redemption of these senior notes, which included $50 million of premiums paid.  Unamortized debt issuance costs and debt discounts associated with the extinguished debt totaled $6 million and were included in other interest charges for the three and nine months ended September 30, 2016.  In September 2016, we used $48 million of the proceeds received from the West Virginia asset sale to Antero Resources Corporation to further decrease the balance of the term loan entered into in November 2015.

Income Taxes

Our effective tax rate was approximately 3% and 1% for the three and nine months ended September 30, 2016, respectively, and 38% for the three and nine months ended September 30, 2015.  We recorded an income tax benefit of $20 million for the three and nine months ended September 30, 2016, and a $1.1 billion and $1.5 billion income tax benefit for the three and nine months ended September 30, 2015, respectively.  The low effective income tax rate at September 30, 2016 was the result of our recognition of a valuation allowance that reduced the deferred tax asset primarily related to our current net operating loss carryforward.  A valuation allowance for deferred tax assets, including net operating losses, is recognized when it is more likely than not that some or all of the benefit from the deferred tax asset will not be realized.

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

LIQUIDITY AND CAPITAL RESOURCES

We depend primarily on internally generated funds, our cash and cash equivalents balance, our $809 million revolving credit facilities and capital markets as our primary sources of liquidity.

During the first nine months of 2016, we took significant steps in managing our maturities and liquidity.  In June 2016, we entered into amendments of our bank credit facilities, which had the effect of extending the maturities by two years until late 2020.  The maturity date will accelerate to October 2019 if, by that date, we have not amended, redeemed or refinanced at least $765 million of our 2020 Senior Notes.  In July 2016, we completed a public offering of 98,900,000 shares of our common stock, with net proceeds totaling approximately $1,247 million after underwriting discounts and offering expenses.  Of the funds received from the common stock offering, $375 million was used to pay down a portion of our $750 million term loan entered into in November 2015 and $750 million was used to settle certain tender offers by purchasing an aggregate principal amount of approximately $700 million of our outstanding senior notes due in the first quarter of 2018.  The repayment of $375 million on the $750 million term loan had the effect of extending its maturity date to December 2020, which will accelerate to October 2019 if, by that date, we have not amended, redeemed or refinanced at least $765 million of our 2020 Senior Notes.  In September 2016, we completed the sale of 55,000 net acres in West Virginia for $426 million to Antero Resources Corporation, subject to customary post-closing adjustments, and used $48 million of the proceeds to further decrease the balance of the term loan entered into in November 2015.  A portion of the remaining funds from the equity issuance and the sale of the West Virginia acreage enabled us to increase our capital activity.

In the first half of 2016, we decreased activity in the Appalachian Basin and Fayetteville Shale as a result of the commodity price environment.  After the successful implementation of our debt reduction strategy, we began increasing our activity in third quarter of 2016, which will continue throughout the remainder of the year.  Although we have the financial flexibility to draw on the funds available under our revolving credit facility as necessary, we are committed to our capital discipline strategy of investing within our cash flow from operations, supplemented by the remaining funds from the July 2016 equity issuance and asset sale in West Virginia.  We refer you to Note 10 of the unaudited condensed consolidated financial statements included in this Quarterly Report and the section below under “Financing Requirements” for additional discussion of our credit facilities.

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

Net cash provided by operating activities decreased 73% to $337 million for the nine months ended September 30, 2016, down from $1,227 million for the same period in 2015, primarily due to a decrease in net income adjusted for non-cash expenses and changes in working capital accounts.  During the nine months ended September 30, 2016, requirements for our capital investments were funded primarily from our cash generated by operating activities, cash and cash equivalents, net proceeds from borrowings under our 2013 revolving credit facility and commercial paper.  Net cash generated from operating activities provided 89% of our cash requirements for capital investments for the nine months ended September 30, 2016, compared to 60% for the same period in 2015, reflecting our commitment to our capital discipline strategy of investing within our cash flow from operations, supplemented by the recent equity issuance and asset sales, during the current commodity price environment.

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

Additionally, our short-term cash flows are dependent on the timely collection of receivables from our customers and joint interest partners.  We actively manage this risk through credit management activities and, through the date of this filing, have not experienced any significant write-offs for non-collectable amounts.  However, any sustained inaccessibility of credit by our customers and joint interest partners could adversely impact our cash flows.

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

Capital Investments

Our capital investments were $376 million and $2.1 billion for the nine months ended September 30, 2016 and 2015, respectively.  Capital investments for the nine months ended September 30, 2015 included $635 million, in total, related to acquisitions from WPX Energy, Inc. and Statoil ASA.  Our E&P segment investments were $372 million and $1.9 billion for the nine months ended September 30, 2016 and 2015, respectively.  Our E&P segment capitalized internal costs of $78 million for the nine months ended September 30, 2016 compared to $244 million for the same period in 2015.  These internal costs were directly related to acquisition, exploration and development activities and are included as part of the cost of natural gas and oil properties.

The remaining funds, after debt reduction, from the equity issuance and West Virginia acreage sale enabled us to supplement our 2016 capital budget, allowing us the opportunity to complete many of our drilled but uncompleted wells and resume drilling on our high PVI projects.  Although our 2016 capital investment program is expected to be funded through cash flow from operations along with our cash and cash equivalents, we have the financial flexibility to utilize borrowings under our revolving credit facilities.

Financing Requirements

Our total debt outstanding was $4.7 billion at September 30, 2016 and December 31, 2015. Our total debt, net of cash and cash equivalents, was $3.2 billion at September 30, 2016, compared to $4.7 billion at December 31, 2015.  Our efforts to reduce our total debt outstanding are further discussed below.

At October 18, 2016, we had a long-term issuer credit rating of Ba3 by Moody’s, a long-term debt rating of BB- by S&P and a long-term issuer default rating of BB by Fitch Ratings.  Any downgrades in our public debt ratings by Moody’s or S&P could increase our cost of funds and decrease our liquidity under our revolving credit facilities.

At September 30, 2016, our capital structure consisted of 74% net debt (including $1.5 billion in cash and cash equivalents) and 26% equity, compared to 67% net debt (including $15 million in cash and cash equivalents) and 33% equity at December 31, 2015.

In July 2016, we consummated an underwritten offering of 98,900,000 shares of our common stock pursuant to an effective registration statement filed with the Securities and Exchange Commission, with net proceeds of the offering totaling approximately $1,247 million after underwriting discounts and offering expenses.  The proceeds from the offering were used to repay $375 million of the $750 million term loan entered into in November 2015 and to settle certain tender offers by purchasing an aggregate principal amount of approximately $700 million of our outstanding senior notes due in the first quarter of 2018.  The remaining net proceeds of the offering will be used for general corporate purposes, including the completion of wells already drilled or the funding of other capital projects.

In June 2016, we reduced our existing $2.0 billion unsecured revolving credit facility to $66 million and entered into a new credit agreement for $1,934 million, consisting of a $1,191 million secured term loan and a new unsecured $743 million revolving credit facility, which matures in December 2020.  The maturity date will accelerate to October 2019 if, by that date, we have not amended, redeemed or refinanced at least $765 million of our 2020 Senior Notes.  The $1,191 million secured term loan is fully drawn, with approximately $285 million of this balance used to pay down the previous revolving credit facility balance in its entirety.  As of September 30, 2016, there were no borrowings under either revolving credit facility; however, there was $174 million in letters of credit outstanding against the 2016 revolving credit facility.

Loans under the 2016 credit agreement are subject to varying rates of interest based on whether the loan is a Eurodollar loan or an alternate base rate loan.  Eurodollar loans bear interest at the Eurodollar rate, which is adjusted LIBOR plus applicable margins ranging from 1.750% to 2.500%.  Alternate base rate loans bear interest at the alternate base rate plus the applicable margin ranging from 0.750% to 1.500%.  The interest rate on the term loan facility is determined based upon our public debt ratings and was 250 basis points over LIBOR as of September 30, 2016.

Our 2016 credit agreement contains financial covenants that impose certain restrictions on us.  Under our revolving credit and term loan facilities, we must keep a minimum interest coverage of 0.75x in 2016, increasing by 0.25x increments per year to 1.50x in 2019 and 2020.  We are also subject to a minimum liquidity requirement of $300 million, which could be increased up to $500 million upon certain conditions, as well as an anti-hoarding provision, requiring unrestricted cash in excess of $100 million to pay down any amounts borrowed under the new revolving credit facility.  The financial covenant with respect to minimum interest coverage consists of EBITDAX divided by consolidated interest expense.  EBITDAX excludes the effects of interest expense, income taxes, depreciation, depletion and amortization, any non-cash impacts from impairments, certain non-cash hedging activities, stock-based compensation expense, non-cash gains or losses on asset sales, unamortized issuance cost, unamortized debt discount and certain restructuring costs.  Collateral for the new secured term loan is principally our E&P properties in the Fayetteville Shale area.  This collateral also may support all or a part of revolving credit extensions depending on restrictions in our senior notes indentures, and requires a minimum collateral coverage ratio of 1.50x.

The existing unsecured 2013 revolving credit facility includes a financial covenant under which we may not issue total debt in excess of 60% of our total adjusted book capital.  This financial covenant with respect to capitalization percentages excludes the effects of any full cost ceiling impairments, certain hedging activities and our pension and other postretirement liabilities.

In November 2015, we entered into a $750 million unsecured three-year term loan credit agreement with various lenders that was used to repay borrowings under the existing revolving credit facility.  The interest rate on the term loan facility is determined based upon our public debt ratings from Moody’s and S&P and was 250 basis points over LIBOR as of September 30, 2016.  The term loan facility requires prepayment under certain circumstances from the net cash proceeds of sales of equity or certain assets and borrowings outside the ordinary course of business.  In June 2016, the 2015 term loan agreement was amended to extend the maturity date, pending a certain repayment threshold.  As a result of our July 2016 equity offering, we repaid $375 million of the $750 million term loan, which had the effect of extending its maturity from November 2018 to December 2020.  The maturity date will accelerate to October 2019 if, by that date, we have not amended, redeemed or refinanced at least $765 million of our 2020 Senior Notes.  In September 2016, we repaid an additional $48 million of the term loan with proceeds from the sale of our West Virginia acreage.

As of September 30, 2016, we were in compliance with all of the covenants of the term loans and revolving credit facilities.  Although we do not anticipate any violations of the financial covenants, our ability to comply with these covenants is dependent upon the success of our exploration and development program and upon factors beyond our control, such as the market prices for natural gas and liquids.

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

In January 2015, we completed a public offering of $350 million aggregate principal amount of our 3.30% senior notes due 2018 (the “2018 Notes”), $850 million aggregate principal amount of our 4.05% senior notes due 2020 (the “2020 Notes”) and $1.0 billion aggregate principal amount of our 4.95% senior notes due 2025 (the “2025 Notes” and together with the 2018 and 2020 Notes, the “Notes”), with net proceeds from the offering totaling approximately $2.2 billion after underwriting discounts and offering expenses.  The proceeds from the sale of the Notes were used to repay all principal and interest remaining outstanding under our $4.5 billion 364-day bridge facility, which was first reduced with proceeds from our concurrent underwritten public offerings of common stock and depositary shares.  Proceeds from the sale of the Notes were also used to repay a portion of amounts outstanding under our existing revolving credit facility.  The Notes were sold to the public at a price of 99.949% of their face value for the 2018 Notes, 99.897% of their face value for the 2020 Notes and 99.782% of their face value for the 2025 Notes.  The interest rates on the Notes are determined based on our public bond ratings from Moody’s and S&P.  Downgrades on the Notes from either rating agency increase our interest costs by 25 basis points per downgrade level on the following semi-annual bond interest payment.  Based on the February and June 2016 downgrades from Moody’s and S&P, our interest rates on these Notes increased by 175 basis points in July 2016.  In July 2016, we used a portion of the proceeds from the July 2016 equity offering to settle certain tender offers by purchasing an aggregate principal amount of approximately $700 million of our outstanding senior notes due in the first quarter of 2018.

Our derivative contracts allow us to ensure a certain level of cash flow to fund our operations.  Excluding basis swaps, at October 18, 2016, we had commodity price derivatives in place on 99 Bcf of our remaining targeted 2016 natural gas production, and 535 Bcf and 160 Bcf on our targeted 2017 and 2018 natural gas production, respectively.  We also had commodity derivatives in place on 365 MBbls of our targeted ethane production for 2017 and 2018.  The amount of long-term debt we incur will be largely dependent upon commodity prices and our capital investment plans.

Off-Balance Sheet Arrangements

We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations.  As of September 30, 2016, our material off-balance sheet arrangements and transactions include operating lease arrangements.  There are no other transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of our capital resources.  For more information regarding off-balance sheet arrangements, we refer you to “Contractual Obligations and Contingent Liabilities and Commitments” in our 2015 Annual Report.

Contractual Obligations and Contingent Liabilities and Commitments

We have various contractual obligations in the normal course of our operations and financing activities.  Other than the firm transportation and gathering agreements discussed below, there have been no material changes to our contractual obligations from those disclosed in our 2015 Annual Report.

Contingent Liabilities and Commitments

As of September 30, 2016, our contractual obligations for demand and similar charges under firm transportation and gathering agreements to guarantee access capacity on natural gas and liquids pipelines and gathering systems totaled approximately $8.6 billion, $3.4 billion of which related to access capacity on future pipeline and gathering infrastructure projects that still require the granting of regulatory approvals and/or additional construction efforts.  This amount also included guarantee obligations of up to $862 million.  As of September 30, 2016, future payments under non-cancelable firm transportation and gathering agreements are as follows:

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	5 to 8 Years	More than 8 Years
	(in millions)
Infrastructure Currently in Service	$5,157	$545	$1,140	$865	$851	$1,756
Pending Regulatory Approval and/or Construction (1)	3,429	14	294	465	694	1,962
Total Transportation Charges	$8,586	$559	$1,434	$1,330	$1,545	$3,718

(1)	Based on the estimated in-service dates as of September 30, 2016.

Substantially all of our employees are covered by defined benefit and postretirement benefit plans. For the nine months ended September 30, 2016, we have contributed $8 million to the pension and postretirement benefit plans.  We expect to contribute an additional $3 million to our pension and postretirement benefit plans during the remainder of 2016.  As of September 30, 2016 and December 31, 2015, we recognized liabilities of $52 million and $51 million, respectively, as a result of the underfunded status of our pension and other postretirement benefit plans.  See Note 12 to the unaudited condensed consolidated financial statements included in this Quarterly Report for additional discussion about our pension and other postretirement benefits.

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

Working Capital

We maintain access to funds that may be needed to meet capital requirements through our cash and cash equivalents and our revolving credit facilities, described in “Financing Requirements” above.  We had positive working capital of $1.2 billion at September 30, 2016 and negative working capital of $314 million at December 31, 2015.  The positive working capital as of September 30, 2016 was primarily due to $1.5 billion of cash and cash equivalents resulting from our new term loan and proceeds from the sale of our West Virginia acreage.  The negative working capital as of December 31, 2015 was primarily due to a decrease in derivative assets in 2015.

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

Credit Risk

Our financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables and derivative contracts associated with commodities trading.  Concentrations of credit risk with respect to receivables are limited due to the large number of our purchasers and their dispersion across geographic areas.  No single purchaser accounted for greater than 10% of revenues for the nine months ended September 30, 2016.  See “Commodities Risk” below for discussion of credit risk associated with commodities trading.

Interest Rate Risk

At September 30, 2016, we had approximately $3.2 billion of outstanding senior notes with a weighted average interest rate of 5.68% and $1.5 billion of term loan facility debt with a variable interest rate of 2.96%.  We currently have an interest rate swap in effect to mitigate a portion of our exposure to volatility in interest rates.

	Expected Maturity Date
	2016	2017	2018	2019	2020	Thereafter	Total
Fixed Rate Payments (1)	$–	$41	$276	$–	$850	$2,000	$3,167
Weighted Average Interest Rate	–%	7.21%	7.13%	–%	5.80%	5.40%	5.68%

Variable Rate Payments (1)	$–	$–	$–	$–	$1,518 (2)	$–	$1,518
Weighted Average Interest Rate	–%	–%	–%	–%	2.96%	–%	2.96%

(1)	Excludes unamortized debt issuance costs and debt discounts.

(2)	The maturity date will accelerate to October 2019 if, by that date, we have not amended, redeemed or refinanced at least $765 million of our 2020 Senior Notes.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act.  Our disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, accumulate and communicate information to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and submission within the time periods specified in the SEC’s rules and forms.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those determined to be effective can provide only a level of reasonable assurance with respect to financial statement preparation and presentation.  Based on the evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2016 at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SOUTHWESTERN ENERGY COMPANY
Registrant

Dated:	October 20, 2016	/s/ R. CRAIG OWEN
R. Craig Owen
Senior Vice President
and Chief Financial Officer