Form 10-Q
period 2017-09-30
SOUTHWESTERN ENERGY CO
filed 2017-10-26
CIK 7332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Class	Outstanding as of October 24, 2017
Common Stock, Par Value $0.01	512,425,656

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in millions, except share/per share amounts)
Operating Revenues:
Gas sales	$394	$340	$1,368	$906
Oil sales	27	19	73	50
NGL sales	55	22	132	59
Marketing	233	237	736	631
Gas gathering	28	33	85	106
	737	651	2,394	1,752
Operating Costs and Expenses:
Marketing purchases	236	234	740	627
Operating expenses	170	139	481	455
General and administrative expenses	62	61	170	171
Restructuring charges	–	2	–	77
Depreciation, depletion and amortization	135	99	364	349
Impairment of natural gas and oil properties	–	817	–	2,321
Taxes, other than income taxes	24	24	75	69
	627	1,376	1,830	4,069
Operating Income (Loss)	110	(725)	564	(2,317)
Interest Expense:
Interest on debt	58	59	175	168
Other interest charges	2	8	7	12
Interest capitalized	(29)	(41)	(85)	(123)
	31	26	97	57

Gain (Loss) on Derivatives	45	71	295	(28)
Loss on Early Extinguishment of Debt	(59)	(51)	(70)	(51)
Other Income (Loss), Net	(2)	3	6	–

Income (Loss) Before Income Taxes	63	(728)	698	(2,453)
Benefit for Income Taxes:
Current	(10)	–	(10)	–
Deferred	(4)	(20)	(4)	(20)
	(14)	(20)	(14)	(20)
Net Income (Loss)	$77	$(708)	$712	$(2,433)
Mandatory convertible preferred stock dividend	27	27	81	81
Participating securities - mandatory convertible preferred stock	7	–	83	–
Net Income (Loss) Attributable to Common Stock	$43	$(735)	$548	$(2,514)

Earnings (Loss) Per Common Share:
Basic	$0.09	$(1.52)	$1.11	$(6.02)
Diluted	$0.09	$(1.52)	$1.10	$(6.02)

Weighted Average Common Shares Outstanding:
Basic	499,812,926	482,485,150	496,458,435	417,222,661
Diluted	502,290,779	482,485,150	498,527,671	417,222,661

The accompanying notes are an integral part of these

unaudited condensed consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in millions)
Net income (loss)	$77	$(708)	$712	$(2,433)

Change in value of pension and other postretirement liabilities:
Amortization of prior service cost and net loss included in net periodic pension cost (1)	1	1	2	1
Net gain incurred in period (1)	–	1	–	5

Change in currency translation adjustment	–	–	–	3

Comprehensive income (loss)	$78	$(706)	$714	$(2,424)
(1)	Net of tax for the three and nine months ended September 30, 2017 and 2016.

The accompanying notes are an integral part of these

unaudited condensed consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2017	2016
ASSETS	(in millions)
Current assets:
Cash and cash equivalents	$989	$1,423
Accounts receivable, net	360	363
Derivative assets	91	51
Other current assets	36	35
Total current assets	1,476	1,872
Natural gas and oil properties, using the full cost method, including $1,919 million as of September 30, 2017 and $2,105 million as of December 31, 2016 excluded from amortization	23,575	22,653
Gathering systems	1,311	1,299
Other	568	537
Less: Accumulated depreciation, depletion and amortization	(19,904)	(19,534)
Total property and equipment, net	5,550	4,955
Other long-term assets	176	249
TOTAL ASSETS	$7,202	$7,076
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$40	$41
Accounts payable	502	473
Taxes payable	55	59
Interest payable	21	74
Dividends payable	27	27
Derivative liabilities	97	355
Other current liabilities	42	35
Total current liabilities	784	1,064
Long-term debt	4,396	4,612
Pension and other postretirement liabilities	46	49
Other long-term liabilities	324	434
Total long-term liabilities	4,766	5,095
Commitments and contingencies (Note 10)
Equity:
Common stock, $0.01 par value; 1,250,000,000 shares authorized; issued 509,142,659 shares as of September 30, 2017 (does not include 3,346,703 shares issued on October 16, 2017 on account of a dividend declared on September 15, 2017) and 495,248,369 as of December 31, 2016	5	5
Preferred stock, $0.01 par value, 10,000,000 shares authorized, 6.25% Series B Mandatory Convertible, $1,000 per share liquidation preference, 1,725,000 shares issued and outstanding as of September 30, 2017 and December 31, 2016, conversion in January 2018	–	–
Additional paid-in capital	4,698	4,677
Accumulated deficit	(3,013)	(3,725)
Accumulated other comprehensive loss	(37)	(39)
Common stock in treasury, 31,269 shares as of September 30, 2017 and December 31, 2016	(1)	(1)
Total equity	1,652	917
TOTAL LIABILITIES AND EQUITY	$7,202	$7,076

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended
	September 30,
	2017	2016
	(in millions)
Cash Flows From Operating Activities:
Net income (loss)	$712	$(2,433)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	364	349
Impairment of natural gas and oil properties	–	2,321
Amortization of debt issuance costs	7	12
Deferred income taxes	(4)	(20)
(Gain) loss on derivatives, unsettled	(350)	48
Stock-based compensation	19	24
Restructuring charges	–	30
Loss on early extinguishment of debt	70	51
Other	(2)	5
Change in assets and liabilities:
Accounts receivable	3	53
Accounts payable	16	(72)
Taxes payable	(3)	(17)
Interest payable	(28)	(14)
Other assets and liabilities	(15)	−
Net cash provided by operating activities	789	337

Cash Flows From Investing Activities:
Capital investments	(943)	(391)
Proceeds from sale of property and equipment	17	434
Other	5	–
Net cash provided by (used in) investing activities	(921)	43

Cash Flows From Financing Activities:
Payments on short-term debt	(287)	(1)
Payments on long-term debt	(1,139)	(1,175)
Payments on revolving credit facility	–	(3,268)
Borrowings under revolving credit facility	–	3,152
Payments on commercial paper	–	(242)
Borrowings under commercial paper	–	242
Change in bank drafts outstanding	–	(19)
Proceeds from issuance of long-term debt	1,150	1,191
Debt issuance costs	(18)	(17)
Proceeds from issuance of common stock	–	1,247
Preferred stock dividend	(8)	(27)
Other	–	(4)
Net cash provided by (used in) financing activities	(302)	1,079

Increase (decrease) in cash and cash equivalents	(434)	1,459
Cash and cash equivalents at beginning of year	1,423	15
Cash and cash equivalents at end of period	$989	$1,474

The accompanying notes are an integral part of these

unaudited condensed consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Common Stock		Preferred Stock	Additional		Accumulated Other	Common
	Shares		Shares	Paid-In	Accumulated	Comprehensive	Stock in
	Issued	Amount	Issued	Capital	Deficit (1)	Income (Loss)	Treasury	Total
	(in millions, except share amounts)
Balance at December 31, 2016	495,248,369	$5	1,725,000	$4,677	$(3,725)	$(39)	$(1)	$917
Comprehensive income:
Net income	–	–	–	–	712	–	–	712
Other comprehensive income	–	–	–	–	–	2	–	2
Total comprehensive income	–	–	–	–	–	–	–	714
Stock-based compensation	–	–	–	29	–	–	–	29
Preferred stock dividend (2)	9,445,013	–	–	(8)	–	–	–	(8)
Issuance of restricted stock	5,036,122	–	–	–	–	–	–	–
Cancellation of restricted stock	(609,130)	–	–	–	–	–	–	–
Performance units vested	121,208	–	–	–	–	–	–	–
Tax withholding – stock compensation	(98,995)	–	–	–	–	–	–	–
Issuance of stock awards	72	–	–	–	–	–	–	–
Balance at September 30, 2017	509,142,659	$5	1,725,000	$4,698	$(3,013)	$(37)	$(1)	$1,652

(1)

Includes a net cumulative-effect adjustment of  $59 million related to the recognition of previously unrecognized windfall tax benefits resulting from the adoption of ASU 2016-09 as of the beginning of 2017.  This adjustment increased net deferred tax assets and the related income tax valuation allowance by the same amount.

(2)	Does not include 3,346,703 shares issued on October 16, 2017 and distributed to holders of the Company's mandatory convertible preferred stock.

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

(2) CASH AND CASH EQUIVALENTS

The following table presents a summary of cash and cash equivalents as of September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
	(in millions)
Cash	$259	$254
Marketable securities (1)	680	1,169
Other cash equivalents (2)	50	−
Total cash and cash equivalents	$989	$1,423

(1)	Consists of government stable value money market funds.

(2)	Consists of time deposits.

(3) REDUCTION IN WORKFORCE

In January 2016, the Company announced a 40% workforce reduction as a result of lower anticipated drilling activity.  This reduction was substantially completed in the first quarter of 2016.  In April 2016, the Company also partially restructured executive management, which was substantially completed in the second quarter of 2016.

The following table presents a summary of the restructuring charges for the three and nine months ended September 30, 2016:

	For the three months ended	For the nine months ended
	September 30, 2016	September 30, 2016
	(in millions)
Severance (including payroll taxes) (1)	$–	$44
Stock-based compensation (2)	–	24
Pension and other postretirement benefits (3)	2	5
Other benefits	−	3
Outplacement services, other	−	1
Total restructuring charges (4)	$2	$77

(1)	Includes $1 million related to executive management restructuring for the nine months ended September 30, 2016.

(2)	Includes $3 million related to executive management restructuring for the nine months ended September 30, 2016.

(3)

Includes non-cash charges related to the curtailment and settlement of the pension and other postretirement benefit plans.  See Note 11 for additional details regarding the Company’s pension and other postretirement benefit plans.

(4)

Total restructuring charges were $2 million for the Company’s E&P segment for the three months ended September 30, 2016.  For the nine months ended September 30, 2016, restructuring charges were $74 million and $3 million for the Company’s E&P and Midstream Services segments, respectively.

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

Using the average quoted price from the first day of each month from the previous 12 months for Henry Hub natural gas of  $3.00 per MMBtu, West Texas Intermediate oil of $46.27 per barrel and NGLs of $12.47  per barrel, adjusted for differentials, the Company’s net book value of its United States natural gas and oil properties did not exceed the ceiling amount and did not result in a ceiling test impairment at September 30, 2017.  The Company had no hedge positions that were designated for hedge accounting as of September 30, 2017.  Decreases in market prices as well as changes in production rates, levels of reserves, evaluation of costs excluded from amortization, future development costs and production costs could result in future ceiling test impairments.

Using the average quoted price from the first day of each month from the previous 12 months for Henry Hub natural gas of $2.28 per MMBtu, West Texas Intermediate oil of $38.17 per barrel and NGLs of $6.46 per barrel, adjusted for differentials, the net book value of the Company’s United States natural gas and oil properties resulted in a non-cash ceiling test impairment of $817 million for the three months ended September 30, 2016.  The Company had no hedge positions that were designated for hedge accounting as of September 30, 2016.  In the first and second quarters of 2016, the Company recognized non-cash ceiling test impairments of $1,034 million and $470 million, respectively.

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

On September 15, 2017, the Company declared its quarterly dividend, payable to holders of the mandatory convertible preferred stock, and announced that it would pay the quarterly dividend in stock, in lieu of cash, to the extent permitted by the certificate of designations for the Series B preferred stock. The Company issued 3,346,703 shares of common stock on October 16, 2017 in partial payment for the dividend, the remaining $7.9 million paid in cash.

The following table presents the computation of earnings per share for the three and nine months ended September 30, 2017 and 2016:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in millions, except share/per share amounts)
Net income (loss)	$77	$(708)	$712	$(2,433)
Mandatory convertible preferred stock dividend	27	27	81	81
Participating securities - mandatory convertible preferred stock	7	–	83	–
Net income (loss) attributable to common stock	$43	$(735)	$548	$(2,514)

Number of common shares:
Weighted average outstanding	499,812,926	482,485,150	496,458,435	417,222,661
Issued upon assumed exercise of outstanding stock options	–	–	−	–
Effect of issuance of non-vested restricted common stock	1,202,585	–	883,512	–
Effect of issuance of non-vested performance units	1,275,268	–	1,185,724	–
Effect of issuance of mandatory convertible preferred stock	–	–	–	–
Weighted average and potential dilutive outstanding	502,290,779	482,485,150	498,527,671	417,222,661

Earnings (loss) per common share:
Basic	$0.09	$(1.52)	$1.11	$(6.02)
Diluted	$0.09	$(1.52)	$1.10	$(6.02)

The following table presents the common stock shares equivalent excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2017 and 2016, as they would have had an antidilutive effect:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Unvested stock options	180,932	3,409,596	60,973	3,714,095
Unvested share-based payment	5,703,086	599,372	5,356,166	993,576
Performance units	1,036,422	935,330	1,036,422	762,171
Mandatory convertible preferred stock	74,999,895	74,999,895	74,999,895	74,999,895
Total	81,920,335	79,944,193	81,453,456	80,469,737

(6) DERIVATIVES AND RISK MANAGEMENT

The Company is exposed to volatility in market prices and basis differentials for natural gas, oil and NGLs which impacts the predictability of its cash flows related to the sale of those commodities.  These risks are managed by the Company’s use of certain derivative financial instruments.  As of September 30, 2017 and December 31, 2016, the Company’s derivative financial instruments consisted of fixed price swaps, two-way costless collars, three-way costless collars, basis swaps, put and call options, and interest rate swaps.  A description of the Company’s derivative financial instruments is provided below:

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

The Company utilizes counterparties for its derivative instruments that it believes are creditworthy at the time the transactions are entered into, and the Company closely monitors the credit ratings of these counterparties.  Additionally, the Company performs both quantitative and qualitative assessments of these counterparties based on their credit ratings and credit default swap rates where applicable.  However, there can be no assurance that a counterparty will be able to meet its obligations to the Company.

The following table provides information about the Company’s financial instruments that are sensitive to changes in commodity prices and that are used to protect the Company’s exposure.  None of the financial instruments below are designated for hedge accounting treatment.  The table presents the notional amount in Bcf, the weighted average contract prices and the fair value by expected maturity dates as of September 30, 2017:

		Weighted Average Price per MMBtu
	Volume (Bcf)	Swaps	Sold Puts	Purchased Puts	Sold Calls	Basis Differential	Fair Value at September 30, 2017 (in millions)
Financial protection on production
2017
Fixed price swaps	73	$3.06	$–	$–	$–	$–	$1
Two-way costless-collars	31	–	–	2.96	3.38	–	1
Three-way costless-collars	34	–	2.29	2.97	3.30	–	–
Total	138						$2
2018
Fixed price swaps	178	$3.02	$–	$–	$–	$–	$(4)
Two-way costless-collars	23	–	–	2.97	3.56	–	(1)
Three-way costless-collars	272	–	2.40	2.97	3.37	–	7
Total	473						$2
2019
Three-way costless-collars	108	$–	$2.50	$2.95	$3.32	$–	$(1)
Total	108						$(1)

Basis Swaps
2017	32	$–	$–	$–	$–	$(0.95)	$12
2018	25	–	–	–	–	(0.63)	(16)
Total	57						$(4)

		Weighted Average Price per MMBtu
	Volume (Bcf)	Sold Calls	Fair Value at September 30, 2017 (in millions)
Call options
2017	21	$3.68	$–	(1)
2018	63	3.50	(9)
2019	52	3.50	(8)
2020	32	3.75	(5)
Total	168		$(22)
(1)

Excludes $2 million in premiums paid related to certain call options recognized as a component of derivative assets within current assets on the unaudited condensed consolidated balance sheet.  As certain call options settle, the premium will be amortized and recognized as a component of gain (loss) on derivatives on the unaudited condensed consolidated statements of operations.

The balance sheet classification of the assets and liabilities related to derivative financial instruments (none of which are designated for hedge accounting treatment) are summarized below as of September 30, 2017 and December 31, 2016:

	Derivative Assets
	Balance Sheet Classification	Fair Value
		September 30, 2017		December 31, 2016
		(in millions)
Derivatives not designated as hedging instruments:
Fixed price swaps	Derivative assets	$12		$–
Two-way costless collars	Derivative assets	7		8
Three-way costless collars	Derivative assets	50		11
Basis swaps	Derivative assets	19		32
Call options	Derivative assets	1		–
Fixed price swaps	Other long-term assets	1		1
Two-way costless collars	Other long-term assets	–		2
Three-way costless collars	Other long-term assets	56		100
Basis swaps	Other long-term assets	–		1
Total derivative assets		$146	(1)	$155

	Derivative Liabilities
	Balance Sheet Classification	Fair Value
		September 30, 2017		December 31, 2016
		(in millions)
Derivatives not designated as hedging instruments:
Fixed price swaps	Derivative liabilities	$14		$175
Two-way costless collars	Derivative liabilities	7		49
Three-way costless collars	Derivative liabilities	44		70
Basis swaps	Derivative liabilities	23		13
Call options	Derivative liabilities	8		46
Interest rate swaps	Derivative liabilities	1		2
Fixed price swaps	Other long-term liabilities	2		3
Two-way costless collars	Other long-term liabilities	–		9
Three-way costless collars	Other long-term liabilities	56		122
Basis swaps	Other long-term liabilities	–		5
Call options	Other long-term liabilities	15		35
Interest rate swaps	Other long-term liabilities	1		1
Total derivative liabilities		$171		$530
(1)

Excludes $2  million in premiums paid related to certain call options currently recognized as a component of derivative assets within current assets on the unaudited condensed consolidated balance sheet.  As certain call options settle, the premium will be amortized and recognized as a component of gain (loss) on derivatives on the unaudited condensed consolidated statements of operations.

At September 30, 2017, the net fair value of the Company’s financial instruments related to natural gas was a  $23 million liability.  The net fair value of the Company’s interest rate swaps was a  $2 million liability as of September 30, 2017.  The Company had ethane fixed price swaps with an immaterial fair value as of September 30, 2017.

Derivative Contracts Not Designated for Hedge Accounting

As of September 30, 2017, the Company had no positions designated for hedge accounting treatment.  Gains and losses on derivatives that are not designated for hedge accounting treatment, or that do not meet hedge accounting requirements, are recorded as a component of gain (loss) on derivatives on the unaudited condensed consolidated statements of operations.  Accordingly, the gain (loss) on derivatives component of the statements of operations reflects the gains and losses on both settled and unsettled derivatives.  The Company calculates gains and losses on settled derivatives as the summation of gains and losses on positions which have settled within the reporting period.  Only the settled gains and losses are included in the Company’s realized commodity price calculations.

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

The following tables summarize the before-tax effect of fixed price swaps, purchased put options, two-way costless collars, three-way costless collars, basis swaps, call options and interest rate swaps not designated for hedge accounting on the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016:

		Gain (Loss) on Derivatives, Unsettled Recognized in Earnings
	Consolidated Statements of Operations	For the three months ended		For the nine months ended
	Classification of Gain (Loss)	September 30,		September 30,
Derivative Instrument	on Derivatives, Unsettled	2017	2016	2017	2016
		(in millions)
Fixed price swaps (1)	Gain (Loss) on Derivatives	$(2)	$23	$174	$(17)
Two-way costless collars	Gain (Loss) on Derivatives	3	5	48	–
Three-way costless collars	Gain (Loss) on Derivatives	(1)	1	87	(1)
Basis swaps	Gain (Loss) on Derivatives	24	31	(19)	27
Call options	Gain (Loss) on Derivatives	6	21	59	(54)
Interest rate swaps	Gain (Loss) on Derivatives	1	–	1	(3)
Total gain (loss) on unsettled derivatives		$31	$81	$350	$(48)

		Gain (Loss) on Derivatives, Settled (2)
		Recognized in Earnings
	Consolidated Statements of Operations	For the three months ended		For the nine months ended
	Classification of Gain (Loss)	September 30,		September 30,
Derivative Instrument	on Derivatives, Settled	2017	2016	2017	2016
		(in millions)
Fixed price swaps (1)	Gain (Loss) on Derivatives	$7	$(9)	$(18)	$7
Purchased put options	Gain (Loss) on Derivatives	–	−	–	11
Two-way costless collars	Gain (Loss) on Derivatives	–	−	(3)	−
Three-way costless collars	Gain (Loss) on Derivatives	1	−	(4)	−
Basis swaps	Gain (Loss) on Derivatives	9	−	(21)	4
Call options	Gain (Loss) on Derivatives	–	−	(6)	−
Interest rate swaps	Gain (Loss) on Derivatives	–	(1)	–	(2)
Total gain (loss) on settled derivatives (3) (4)		$17	$(10)	$(52)	$20

Total gain (loss) on derivatives (4)		$48	$71	$298	$(28)
(1)	Includes the Company’s fixed price swaps on natural gas and ethane. As of September 30, 2017, the amount of unsettled and settled fixed price swaps related to ethane was immaterial.
(2)	The Company calculates gain (loss) on derivatives, settled, as the summation of gains and losses on positions that have settled within the period.
(3)

Excluding interest rate swaps and settled ethane fixed price swaps, these amounts are included, along with gas sales revenues, in the calculation of the Company’s realized natural gas price. Settled ethane fixed price swaps are included, along with NGL sales revenues, in the calculation of the Company’s realized NGL price.

(4)

Excludes $3 million amortization of premiums paid related to certain call options for the three and nine months ended September 30, 2017, which is included in gain (loss) on derivatives on the condensed consolidated statements of operations.

Derivative Contracts Designated for Hedge Accounting

All derivatives are recognized in the balance sheet as either an asset or liability and are measured at fair value, other than transactions for which normal purchase/normal sale is applied.  Certain criteria must be satisfied in order for derivative financial instruments to be designated for hedge accounting.  Unrealized gains and losses related to unsettled derivatives that have been designated for hedge accounting treatment are recorded in either earnings or as a component of other comprehensive income until settled.  In the period of settlement, the Company recognizes the gains and losses from these qualifying hedges in gas sales revenues.  As of September 30, 2017 and 2016, the Company had no positions designated for hedge accounting treatment.

(7) RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables detail the components of accumulated other comprehensive income (loss) and the related tax effects for the nine months ended September 30, 2017:

	Pension and Other Postretirement	Foreign Currency	Total
	(in millions)
Beginning balance, December 31, 2016	$(19)	$(20)	$(39)
Other comprehensive income before reclassifications	–	–	–
Amounts reclassified from other comprehensive income (1)	2	–	2
Net current-period other comprehensive income	2	–	2
Ending balance, September 30, 2017	$(17)	$(20)	$(37)

(1)     See separate table below for details about these reclassifications.

1

Details about Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations	Amount Reclassified from Accumulated Other Comprehensive Income
		For the nine months ended September 30, 2017
		(in millions)
Pension and other postretirement:
Amortization of prior service cost and net loss (1)	General and administrative expenses	$2
	Provision for income taxes	–
	Net income (loss)	$2

Total reclassifications for the period	Net income (loss)	$2

(1)     See Note 11 for additional details regarding the Company’s pension and other postretirement benefit plans.

(8) FAIR VALUE MEASUREMENTS

The carrying amounts and estimated fair values of the Company’s financial instruments as of September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in millions)
Cash and cash equivalents	$989	$989	$1,423	$1,423
2015 term loan due December 2020	–	–	327	327
2016 term loan due December 2020 (1)	1,191	1,191	1,191	1,191
Senior notes	3,282	3,317	3,166	3,182
Derivative instruments, net (2)	(25)	(25)	(375)	(375)

(1)

The maturity date will accelerate to October 2019 if, by that date, the Company has not amended, redeemed or refinanced at least $765 million of its senior notes due in January 2020.  As of September 30, 2017, the Company has redeemed $758 million principal amount outstanding of the 2020 senior notes.

(2)

Excludes $2 million in premiums paid related to certain call options currently recognized as a component of derivative assets within current assets on the unaudited condensed consolidated balance sheet.

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

The Company has classified its derivatives into these levels depending upon the data utilized to determine their fair values.  The Company’s fixed price swaps (Level 2) are estimated using third-party discounted cash flow calculations using the NYMEX futures index.  The Company utilized discounted cash flow models for valuing its interest rate derivatives (Level 2).  The net derivative values attributable to the Company’s interest rate derivative contracts as of September 30, 2017 are based on (i) the contracted notional amounts, (ii) active market-quoted London Interbank Offered Rate (“LIBOR”) yield curves and (iii) the applicable credit-adjusted risk-free rate yield curve.  The Company’s call options, purchased put options, two-way costless collars and three-way costless collars (Level 3) are valued using the Black-Scholes model, an industry standard option valuation model that takes into account inputs such as contract terms, including maturity, and market parameters, including assumptions of the NYMEX futures index, interest rates, volatility and credit worthiness.  The Company’s basis swaps (Level 3) are estimated using third-party calculations based upon forward commodity price curves.

Inputs to the Black-Scholes model, including the volatility input, which is the significant unobservable input for Level 3 fair value measurements, are obtained from a third-party pricing source, with independent verification of the most significant inputs on a monthly basis.  An increase (decrease) in volatility would result in an increase (decrease) in fair value measurement, respectively.

Assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

	September 30, 2017
	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets (Liabilities) at Fair Value
Fixed price swap assets	$–	$13	$–	$13
Two-way costless collars assets	–	–	7	7
Three-way costless collars assets	–	–	106	106
Basis swap assets	–	–	19	19
Call option assets (1)	–	–	1	1
Fixed price swap liabilities	–	(16)	–	(16)
Two-way costless collars liabilities	–	–	(7)	(7)
Three-way costless collars liabilities	–	–	(100)	(100)
Basis swap liabilities	–	–	(23)	(23)
Call option liabilities	–	–	(23)	(23)
Interest rate swap liabilities	–	(2)	–	(2)
Total	$–	$(5)	$(20)	$(25)
(1)

Excludes $2 million in premiums paid related to certain call options currently recognized as a component of derivative assets within current assets on the unaudited condensed consolidated balance sheet.

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

The table below presents reconciliations for the change in net fair value of derivative assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2017 and 2016.  The fair values of Level 3 derivative instruments are estimated using proprietary valuation models that utilize both market observable and unobservable parameters.  Level 3 instruments presented in the table consist of net derivatives valued using pricing models incorporating assumptions that, in the Company’s judgment, reflect reasonable assumptions a marketplace participant would have used as of September 30, 2017 and 2016.

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in millions)		(in millions)
Balance at beginning of period	$(52)	$(83)	$(195)	$3
Total gains (losses):
Included in earnings	42	58	141	(13)
Settlements	(10)	–	34	(15)
Transfers into/out of Level 3	–	–	–	–
Balance at end of period	$(20)	$(25)	$(20)	$(25)
Change in gains (losses) included in earnings relating to derivatives still held as of September 30	$32	$58	$175	$(28)

(9) DEBT

The components of debt as of September 30, 2017 and December 31, 2016 consisted of the following:

	September 30, 2017
	Debt Instrument	Unamortized Issuance Expense	Unamortized Debt Discount	Total
	(in millions)
Short-term debt:
7.35% Senior Notes due October 2017 (1)	$15	$–	$–	$15
7.125% Senior Notes due October 2017 (1)	25	–	–	25
Total short-term debt	$40	$–	$–	$40

Long-term debt:
Variable rate (3.700% at September 30, 2017) 2016 term loan, due December 2020 (2)	1,191	(8)	–	1,183
4.05% Senior Notes due January 2020 (3) (4)	92	–	–	92
4.10% Senior Notes due March 2022	1,000	(4)	–	996
4.95% Senior Notes due January 2025 (3)	1,000	(6)	(2)	992
7.50% Senior Notes due April 2026	650	(10)	–	640
7.75% Senior Notes due October 2027	500	(7)	–	493
Total long-term debt	$4,433	$(35)	$(2)	$4,396

Total debt	$4,473	$(35)	$(2)	$4,436

	December 31, 2016
	Debt Instrument	Unamortized Issuance Expense	Unamortized Debt Discount	Total
	(in millions)
Short-term debt:
7.35% Senior Notes due October 2017 (1)	$15	$–	$–	$15
7.125% Senior Notes due October 2017 (1)	25	–	–	25
7.15% Senior Notes due June 2018 (4)	1	–	–	1
Total short-term debt	$41	$–	$–	$41

Long-term debt:
Variable rate (3.220% at December 31, 2016) 2015 term loan, due December 2020 (4)	327	(2)	–	325
Variable rate (3.220% at December 31, 2016) 2016 term loan, due December 2020 (2)	1,191	(10)	–	1,181
3.30% Senior Notes due January 2018 (3) (4)	38	–	–	38
7.50% Senior Notes due February 2018 (4)	212	–	–	212
7.15% Senior Notes due June 2018 (4)	25	–	–	25
4.05% Senior Notes due January 2020 (3) (4)	850	(5)	–	845
4.10% Senior Notes due March 2022	1,000	(4)	(1)	995
4.95% Senior Notes due January 2025 (3)	1,000	(7)	(2)	991
Total long-term debt	$4,643	$(28)	$(3)	$4,612

Total debt	$4,684	$(28)	$(3)	$4,653
(1)	Subsequent to September 30, 2017, the Company repaid $15 million and $25 million of its outstanding 7.35% and 7.125% Senior Notes, respectively, due October 2017.
(2)

The maturity date will accelerate to October 2019 if, by that date, the Company has not amended, redeemed or refinanced $765 million of its outstanding senior notes due in January 2020.  As of September 30, 2017, the Company has redeemed $758 million principal amount of the 2020 senior notes.

(3)

In February and June 2016, Moody’s and S&P downgraded certain senior notes, increasing the interest rates by 175 basis points effective July 2016.  As a result of the downgrades, interest rates increased to 5.05% for the 2018 Notes, 5.80% for the 2020 Notes and 6.70% for the 2025 Notes.

(4)

In the first nine months of 2017, the Company repurchased $38 million principal amount of its outstanding 3.30% Senior Notes due January 2018, $212 million principal amount of its outstanding 7.50% Senior Notes due February 2018, $26 million principal amount of its outstanding 7.15% Senior Notes due June 2018,  $327 million principal amount of its outstanding 2015 Term Loan due December 2020 and $758 million principal amount of its outstanding 4.05% Senior Notes due January 2020.  The Company recognized a $70 million loss on the extinguishment of debt.

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

During the first half of 2017, the Company redeemed or repurchased (i) $38 million principal amount of its outstanding 2018 Notes, (ii) $212 million principal amount of its outstanding 7.50% Senior Notes due February 2018 and (iii) $26 million principal amount of its outstanding 7.15% Senior Notes due June 2018, and recognized an $11 million loss on the extinguishment of debt.

In September 2017, the Company completed a public offering of $650 million aggregate principal amount of its 7.50% senior notes due 2026 (the “2026 Notes”) and $500 million aggregate principal amount of its 7.75% senior notes due 2027 (the “2027 Notes”), with net proceeds from the offering totaling approximately $1.1 billion after underwriting discounts and offering expenses.  Both series of senior notes were sold to the public at face value.  The proceeds from this offering were used to purchase $758 million of the Company’s 2020 Notes in a tender offer and to repay the outstanding balance of $327 million on the Company’s 2015 Term Loan.  The Company recognized a loss on extinguishment of debt of $59 million, which included $53 million of premiums paid.

2016 Credit Facility

In June 2016, the Company reduced its existing $2.0 billion unsecured revolving credit facility to $66 million and entered into a new credit agreement for $1,934 million, consisting of a $1,191 million secured term loan and a new $743 million unsecured revolving credit facility, which matures in December 2020.  The maturity date will accelerate to October 2019 if, by that date, the Company has not amended, redeemed or refinanced at least $765 million of its senior notes due January 2020.  In September 2017, the Company used a portion of the proceeds from the September 2017 debt offering to settle a tender offer by purchasing an aggregate principal amount of approximately $758 million of its outstanding senior notes due in January 2020.    The $1,191 million secured term loan is fully drawn, with approximately $285 million of this balance used to pay down the previous revolving credit facility balance in its entirety.  As of September 30, 2017, there were no borrowings under either revolving credit facility; however, $323 million in letters of credit was outstanding against the 2016 revolving credit facility.

Loans under the 2016 credit agreement are subject to varying rates of interest based on whether the loan is a Eurodollar loan or an alternate base rate loan.  Eurodollar loans bear interest at the Eurodollar rate, which is adjusted LIBOR plus applicable margins ranging from 1.750% to 2.500%.  Alternate base rate loans bear interest at the alternate base rate plus the applicable margin ranging from 0.750% to 1.500%.  The interest rates on the term loan and revolving credit facility are determined based upon the Company’s public debt ratings and was 250  basis points over LIBOR as of September 30, 2017.

The 2016 term loan and revolving credit facility contain financial covenants that impose certain restrictions on the Company.  In September 2017, the Company amended its 2016 credit agreement to reflect the following:

(i) increase the minimum interest coverage ratio to 2.00x commencing with the fiscal quarter ended June 30, 2017 and continued over the life of the 2016 Credit Agreement;

(ii) modify the minimum liquidity covenant such that either (1) if leverage is less than 4.00x or if the 2016 revolving credit facility has been terminated, there is no minimum liquidity covenant, or (2) the Company can elect to replace the minimum liquidity covenant with a maximum leverage ratio of no more than 5.50x for the fiscal quarters ending September 30, 2017 and December 31, 2017,  5.00x for the fiscal quarters ending March 31, 2018 and June 30, 2018 and 4.50x thereafter; and

(iii) modify the mandatory prepayment and commitment reduction provisions to permit the Company to retain the first $500.0 million of net cash proceeds from asset sales that would have otherwise been required to prepay amounts outstanding under the 2016 revolving credit facility and/or reduce commitments under the 2016 revolving credit facility.

In September of 2017, substantially all of the proceeds of the 2026 and 2027 notes issuance were applied to repay existing debt.

As of September 30, 2017, the Company has not elected to replace the minimum liquidity covenant with a maximum leverage covenant.  Therefore, under the amended credit agreement, should the leverage ratio exceed 4.0x, the Company would be subject to a minimum liquidity requirement of $300 million.  The financial covenant with respect to the maximum leverage ratio consists of total debt divided by EBITDAX.  The financial covenant with respect to minimum interest coverage consists of EBITDAX divided by consolidated interest expense.  EBITDAX, as defined in the Company’s 2016 credit agreement, excludes the effects of interest expense, income taxes, depreciation, depletion and amortization, any non-cash impacts from impairments, certain non-cash hedging activities, stock-based compensation expense, non-cash gains or losses on asset sales, unamortized issuance cost, unamortized debt discount and certain restructuring costs.  Collateral for the secured term loan is principally the Company’s E&P properties in the Fayetteville Shale area, the equity of its subsidiaries and cash and marketable securities on hand, and the credit agreement requires a minimum collateral coverage ratio of 1.50x for the 2016 secured term loan.  This collateral also may support all or a part of revolving credit extensions depending on restrictions in the Company’s senior notes indentures.

As of September 30, 2017, the Company was in compliance with all of the covenants of this credit agreement.  Although the Company does not anticipate any violations of the financial covenants, its ability to comply with these covenants is dependent upon the success of its exploration and development program and upon factors beyond the Company’s control, such as the market prices for natural gas, oil and NGLs.

2013 Credit Facility

In December 2013, the Company entered into a credit agreement that exchanged its previous revolving credit facility.  Under this revolving credit facility, the Company originally had a borrowing capacity of $2.0 billion.  The revolving credit facility was unsecured and was not guaranteed by any subsidiaries.  In June 2016, this credit facility was substantially exchanged for a new credit facility comprised of a $1,191 million secured term loan and a new $743 million revolving credit facility.  The borrowing capacity of the original 2013 credit agreement was reduced from $2.0 billion to $66 million, remains unsecured and the maturity remains December 2018.  As of September 30, 2017, there were no borrowings under this facility.

The existing unsecured 2013 revolving credit facility includes a financial covenant under which the Company may not have total debt in excess of 60% of its total adjusted book capital.  This financial covenant with respect to capitalization percentages excludes the effects of any full cost ceiling impairments, certain hedging activities and the Company’s pension and other postretirement liabilities.  At September 30, 2017, debt constituted 32% of the Company’s adjusted book capital.

2015 Term Loan

In November 2015, the Company entered into a $750 million unsecured three-year term loan credit agreement with various lenders that was utilized to repay borrowings under the revolving credit facility.  In 2016, the Company repaid $423 million of the $750 million unsecured term loan  from a portion of the net proceeds of the July 2016 equity offering along with proceeds received from a non-core asset sale.  In September 2017, the remaining outstanding balance of $327 million was repaid, and the 2015 Term Loan was terminated.

(10) COMMITMENTS AND CONTINGENCIES

Operating Commitments and Contingencies

As of September 30, 2017, the Company’s contractual obligations for demand and similar charges under firm transportation and gathering agreements to guarantee access capacity on natural gas and liquids pipelines and gathering systems totaled approximately $8.9 billion, $3.7 billion of which related to access capacity on future pipeline and gathering infrastructure projects that still require the granting of regulatory approvals and additional construction efforts.  Southwestern Energy Company also had guarantee obligations of up to $832 million of that amount.  As of September 30, 2017, future payments under non-cancelable firm transportation and gathering agreements were as follows:

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	5 to 8 Years	More than 8 Years
	(in millions)
Infrastructure currently in service	$5,136	$196	$1,105	$524	$1,492	$1,819
Pending regulatory approval and/or construction (1)	3,722	432	458	702	114	2,016
Total transportation charges	$8,858	$628	$1,563	$1,226	$1,606	$3,835
(1)	Based on the estimated in-service dates as of September 30, 2017.

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

Litigation

The Company is subject to various litigation, claims and proceedings that have arisen in the ordinary course of business, such as for alleged breaches of contract, miscalculation of royalties, employment matters, traffic accidents and pollution, contamination or nuisance.  The Company accrues for such items when a liability is both probable and the amount can be reasonably estimated.    Management believes that current litigation, claims and proceedings, individually or in aggregate and after taking into account insurance, are not likely to have a material adverse impact on the Company’s financial position, results of operations or cash flows, although it is possible that adverse outcomes could have a material adverse effect on the Company’s results of operations or cash flows for the period in which the effect of that outcome becomes reasonably estimable.  Many of these matters are in early stages, so the allegations and the damage theories have not been fully developed, and are all subject to inherent uncertainties; therefore, management’s view may change in the future.

Arkansas Royalty Litigation

In June 2017, the jury returned a verdict in favor of the Company on all counts in Smith v. SEECO, Inc. et al., a class action in the United States District Court for the Eastern District of Arkansas.  The plaintiff had alleged that the Company had underpaid lessors of lands in Arkansas by deducting from royalty payments costs for gathering, transportation and compression of natural gas in excess of what is permitted by the relevant leases and asserted claims for, among other things, breach of contract, fraud, civil conspiracy, unjust enrichment and violation of certain Arkansas statutes.  Following the verdict, the court entered judgment in favor of the Company on all claims.  The plaintiff has moved for a new trial, and the court has not yet ruled on that motion.

The plaintiff class in Smith comprises the vast majority of lessors of lands in Arkansas for which leases permit deductions for these types of costs.  Most of the remaining lessors are named plaintiffs or members of classes in other pending lawsuits.   In particular, two actions on behalf of certified classes of only Arkansas residents pending in state courts in Arkansas (one is set for trial during the third quarter of 2018; the other does not have a trial date) and three cases (all currently stayed) that were filed in Arkansas state court on behalf of a total of 248 individually named plaintiffs, two of which have been removed to federal court, have been assigned to the same court that held the Smith trial.  Management believes that, as the Smith jury concluded, the deductions from royalty payments were calculated in accordance with the leases.  The Company currently does not anticipate that these other cases are likely to have a material adverse effect on the results of operations, financial position or cash flows of the Company.

Indemnifications

The Company provides certain indemnifications in relation to dispositions of assets.  These indemnifications typically relate to disputes, litigation or tax matters existing at the date of disposition.  No material liabilities have been recognized in connection with these indemnifications.

(11) PENSION PLAN AND OTHER POSTRETIREMENT BENEFITS

The Company maintains defined pension and postretirement benefit plans, which cover substantially all of the Company’s employees.  Net periodic pension costs include the following components for the three and nine months ended September 30, 2017 and 2016:

	Pension Benefits
	For the three months ended		For the nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in millions)
Service cost	$2	$3	$7	$9
Interest cost	2	1	4	4
Expected return on plan assets	(1)	(2)	(4)	(5)
Amortization of prior service cost	–	−	−	−
Amortization of net loss	–	–	1	1
Curtailment loss	−	–	−	1
Settlement loss	−	2	−	10
Net periodic benefit cost	$3	$4	$8	$20

The Company’s other postretirement benefit plan had a net periodic benefit cost of $1 million for the three months ended September 30,  2017 and 2016 and a net periodic benefit cost (gain) of  $2 million and ($4) million for the nine months ended September 30, 2017 and 2016, respectively.  Included in the net periodic benefit cost for the nine months ended September 30, 2016 is a curtailment gain of $6 million, which more than offset the other components of net periodic benefit cost.

As of September 30, 2017, the Company has contributed $11 million to the pension and other postretirement benefit plans in 2017.  The Company expects to contribute an additional $3 million to its pension plan during the remainder of 2017.  The Company recognized a liability of  $32 million and $14 million related to its pension and other postretirement benefits, respectively, as of September 30, 2017, compared to a liability of $36 million and $13 million as of December 31, 2016.  The Company updated the discount rate currently used in the measurement of the benefit obligation of the pension plan and other postretirement benefits plan to 4.20% in the second quarter of 2016.  The Company used a discount rate of 4.60% during the first quarter of 2016 for the measurement of the benefit obligation of both the pension and other postretirement benefit plans.    In January 2016, the Company initiated a reduction in workforce that was substantially completed by the end of the first quarter of 2016.  The impact of the workforce reduction on the Company’s pension and other postretirement benefit costs was not recognized until subsequent quarters in 2016 due to the delayed timing of actuarial data available.

The Company maintains a non-qualified deferred compensation supplemental retirement savings plan (“Non-Qualified Plan”) for certain key employees who may elect to defer and contribute a portion of their compensation, as permitted by the Non-Qualified Plan.  Shares of the Company’s common stock purchased under the terms of the Non-Qualified Plan are presented as treasury stock and totaled 10,652 shares at September 30, 2017, compared to 31,269 shares at December 31, 2016.

(12) STOCK-BASED COMPENSATION

The Company recognized the following amounts in employee stock-based compensation costs for the three and nine months ended September 30, 2017 and 2016:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in millions)
Stock-based compensation cost – expensed (1)	$7	$6	$19	$43
Stock-based compensation cost – capitalized	$2	$2	$10	$7
(1)	Includes $16 million and $3 million related to the reduction in workforce and executive management restructuring, respectively, for the nine months ended September 30, 2016.

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

As of September 30, 2017, there was $67 million of total unrecognized compensation cost related to the Company’s unvested stock option grants, restricted stock grants and performance units.  This cost is expected to be recognized over a weighted-average period of  3 years.

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2017 and provides information for options outstanding and options exercisable as of September 30, 2017:

	Number	Weighted Average
	of Options	Exercise Price
	(in thousands)	(per share)
Outstanding at December 31, 2016	5,416	$23.46
Granted	1,604	8.00
Exercised	–	–
Forfeited or expired	(725)	17.92
Outstanding at September 30, 2017	6,295	20.16
Exercisable at September 30, 2017	3,336	$29.37

Restricted Stock

The following table summarizes restricted stock activity for the nine months ended September 30, 2017 and provides information for unvested shares as of September 30, 2017:

	Number	Weighted Average
	of Shares	Fair Value
	(in thousands)	(per share)
Unvested shares at December 31, 2016	3,321	$11.85
Granted	5,036	8.39
Vested	(247)	9.40
Forfeited	(609)	10.16
Unvested shares at September 30, 2017	7,501	$9.68

Equity-Classified Performance Units

The following table summarizes performance unit activity for the nine months ended September 30, 2017 and provides information for unvested units as of September 30, 2017.  The performance units awarded in 2014 included a market condition based on relative Total Shareholder Return (“TSR”) and a performance condition based on the Company's Present Value Index (“PVI”), collectively the “Performance Measures.”  The fair value of the TSR market condition is based on a Monte Carlo model and the fair value of the PVI performance condition is based on economic analysis for each investment opportunity based upon the expected present value added for each dollar to be invested.  The total fair value of the performance units is amortized to compensation expense on a straight line basis over the vesting period of the award. The performance unit awards granted in 2015, 2016 and during the first nine months of 2017 include a market condition based exclusively on TSR.  The grant date fair value is calculated using the applicable Performance Measures and the closing price of the Company’s common stock at the grant date.

	Number	Weighted Average
	of Units (1)	Fair Value
	(in thousands)	(per share)
Unvested units at December 31, 2016	719	$11.46
Granted	1,197	10.47
Vested	(42)	5.94
Forfeited	(472)	9.74
Unvested units at September 30, 2017	1,402	$10.78
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

	Exploration and Production		Midstream Services	Other		Total
	(in millions)
Three months ended September 30, 2017:
Revenues from external customers	$475		$262	$–		$737
Intersegment revenues	(5)		472	–		467
Depreciation, depletion and amortization expense	120		15	–		135
Operating income	64		46	–		110
Interest expense (1)	31		–	–		31
Gain on derivatives	45		–	–		45
Loss on early extinguishment of debt	–		–	(59)		(59)
Other income (loss), net	1		(3)	–		(2)
Benefit for income taxes (1)	(14)		–	–		(14)
Assets	4,842		1,240	1,120	(2)	7,202
Capital investments (3)	320		9	2		331

Three months ended September 30, 2016:
Revenues from external customers	$381		$270	$–		$651
Intersegment revenues	(3)		412	–		409
Depreciation, depletion and amortization expense	83		16	–		99
Impairment of natural gas and oil properties	817		–	–		817
Operating income (loss)	(777)	(4)	52	–		(725)
Interest expense (1)	26		–	–		26
Gain on derivatives	71		–	–		71
Loss on early extinguishment of debt	–		–	(51)		(51)
Other income, net	2		1	–		3
Benefit for income taxes (1)	(20)		–	–		(20)
Assets	4,015		1,253	1,622	(2)	6,890
Capital investments (3)	179		1	–		180

	Exploration and Production		Midstream Services		Other		Total
	(in millions)
Nine months ended September 30, 2017:
Revenues from external customers	$1,572		$822		$–		$2,394
Intersegment revenues	(13)		1,592		–		1,579
Depreciation, depletion and amortization expense	317		47		–		364
Operating income	435		129		–		564
Interest expense (1)	97		–		–		97
Gain on derivatives	295		–		–		295
Loss on early extinguishment of debt	–		–		(70)		(70)
Other income, net	5		1		–		6
Benefit for income taxes(1)	(14)		–		–		(14)
Assets	4,842		1,240		1,120	(2)	7,202
Capital investments (3)	921		21		4		946

Nine months ended September 30, 2016:
Revenues from external customers	$1,015		$737		$–		$1,752
Intersegment revenues	(17)		1,125		–		1,108
Depreciation, depletion and amortization expense	300		49		–		349
Impairment of natural gas and oil properties	2,321		–		–		2,321
Operating income (loss)	(2,486)	(4)	169	(5)	–		(2,317)
Interest expense (1)	56		1		–		57
Loss on derivatives	(27)		(1)		–		(28)
Loss on early extinguishment of debt	–		–		(51)		(51)
Other income (loss), net	3		(2)		(1)		–
Benefit for income taxes	(20)		–		–		(20)
Assets	4,015		1,253		1,622	(2)	6,890
Capital investments (3)	372		3		1		376
(1)	Interest expense and the benefit for income taxes by segment are an allocation of corporate amounts as they are incurred at the corporate level.
(2)

Other assets represent corporate assets not allocated to segments and assets for non-reportable segments.  At September 30, 2017 and 2016, other assets includes approximately $989 million and $1.5 billion in cash and cash equivalents, respectively.

(3)

Capital investments includes a decrease of $2 million and an increase of $27 million for the three months ended September 30, 2017 and 2016, respectively, and decreases of $13 million and $24 million for the nine months ended September 30, 2017 and 2016, respectively, relating to the change in capital accruals between periods.

(4)	Operating income (loss) for the E&P segment includes $2 million and $74 million related to restructuring charges for the three and nine months ended September 30, 2016, respectively.
(5)	Operating income (loss) for the Midstream services segment includes $3 million related to restructuring charges for the nine months ended September 30, 2016.

Included in intersegment revenues of the Midstream Services segment are $422 million and $355 million for the three months ended September 30, 2017 and 2016, respectively and $1,436 million and $941 million for the nine months ended September 30, 2017 and 2016, respectively, for marketing of the Company’s E&P sales.  Corporate assets include cash and cash equivalents, furniture and fixtures and other costs.  Corporate general and administrative costs, depreciation expense and taxes other than income are allocated to the segments.

(14)  INCOME TAXES

The Company’s effective tax rate was approximately  (21%) and (2%) for the three and nine months ended September 30, 2017, respectively, and 3% and 1% for the same periods in 2016, respectively.  The income tax benefits recognized in the third quarter of 2017 resulted from an expected alternative minimum tax refund along with the expiration of a portion of the Company’s uncertain tax provision.  The low effective tax rates are primarily a result of the existence of a valuation allowance.  A valuation allowance for deferred tax assets, including net operating losses, is recognized when it is more likely than not that some or all of the benefit from the deferred tax assets will not be realized.  To assess that likelihood, the Company uses estimates and judgment regarding future taxable income, and considers the tax consequences in the jurisdiction where such taxable income is generated, to determine whether a valuation allowance is required.  Such evidence can include current financial position, results of operations, both actual and forecasted, the reversal of deferred tax liabilities, and tax planning strategies as well as the current and forecasted business economics of the oil and gas industry.

The Company maintained its net deferred tax asset position at September 30, 2017 primarily due to the write-downs of the carrying value of natural gas and oil properties in 2015 and 2016.  The Company recorded decreases in our valuation allowance of $38 million and $220 million for the three and nine months ended September 30, 2017, respectively.  For the three and nine months ended September 30, 2016, there were increases in our valuation allowance of $256 million and $903 million, respectively.  Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of deferred tax assets.  In management’s view, the cumulative loss incurred over recent years outweighs any positive factors, such as the possibility of future growth.  The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income are increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as future expected growth.

(15)  NEW ACCOUNTING PRONOUNCEMENTS

New Accounting Standards Implemented

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-09, Compensation – Stock Compensation (Topic 718) (“Update 2016-09”), to simplify accounting for share-based payment transactions including income tax consequences, classification of awards as either equity or liabilities, and the classification on the statement of cash flows.  For public entities, Update 2016-09 became effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted.  The Company adopted Update 2016-09 during the first quarter with an effective date of January 1, 2017.  The recognition of previously unrecognized windfall tax benefits resulted in a net cumulative-effect adjustment of $59 million, which increased net deferred tax assets and the related income tax valuation allowance by the same amount as of the beginning of 2017.    The amendments within Update 2016-09 related to the recognition of excess tax benefits and tax shortfalls in the income statement and presentation within the operating section of the statement of cash flows were adopted prospectively, with no adjustments made to prior periods.  The Company has elected to account for forfeitures as they occur.  The remaining provisions of this amendment did not have a material effect on its unaudited condensed consolidated results of operations, financial position or cash flows.

New Accounting Standards Not Yet Implemented

In August 2017, the FASB issued Accounting Standards Update (ASU) No. 2017-12, Derivatives and Hedging (Topic 815) (“Update 2017-12”), which makes significant changes to the current hedge accounting rules.  The new guidance impacts the designation of hedging relationships; measurement of hedging relationships; presentation of the effects of hedging relationships; assessment of hedge effectiveness; and disclosures.  The guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods.  The Company is evaluating the impact of the adoption of Update 2017-12 on its consolidated financial statements and related disclosures.

In March 2017, the FASB issued Accounting Standards Update No. 2017-07, Compensation - Retirement Benefits (Topic 715) (“Update 2017-07”), which provides additional guidance on the presentation of net benefit cost in the statement of operations and on the components eligible for capitalization in assets.  The guidance requires employers to disaggregate the service cost component from the other components of net benefit cost.  The service cost component of the net periodic benefit cost shall be reported in the same line item as other compensation costs arising from services rendered by the employees during the period, except for amounts capitalized.  All other components of net benefit cost shall be presented outside of a subtotal for income from operations.  The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods.  The amendments in this update should be applied retrospectively for the presentation of the service cost component and the other components of net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic benefit cost in assets.  The Company does not expect the impact of adopting Update 2017-07 to have a material effect on its consolidated financial statements and related disclosures.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“Update 2016-02”), which seeks to increase transparency and comparability among organizations by, among other things, recognizing lease assets and lease liabilities on the balance sheet for leases classified as operating leases under previous GAAP and disclosing key information about leasing arrangements.  Through September 2017, the Company made progress on contract reviews, drafting its accounting policies, evaluating lease accounting software and assessing the new disclosure requirements.  The Company will continue assessing the effect that the updated standard may have on its consolidated financial statements and related disclosures, and anticipates that its assessment will be complete in 2018.  For public entities, Update 2016-02 becomes effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“Update 2014-09”), which seeks to provide clarity for recognizing revenue.  The new standard removes inconsistencies in existing standards, changes the way companies recognize revenue from contracts with customers and increases disclosure requirements.  The codification was amended through additional ASUs and, as amended, requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services.  The Company performed an analysis, across all revenue streams, of the impact of Update 2014-09 and the related ASUs and did not, to date, identify any changes to its revenue recognition policies that would result in a material adjustment to its consolidated financial statements and related disclosures.  The Company will continue to conduct its contract review process throughout 2017 and, as a result, additional areas of impact may be identified.  The Company expects to adopt the new standard using the modified retrospective approach, under which the cumulative effect of initially applying the new guidance is recognized as an adjustment to the opening balance of retained earnings in the first quarter of 2018.  For public entities, the new standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following updates information as to Southwestern Energy Company’s financial condition provided in our 2016 Annual Report on Form 10-K and analyzes the changes in the results of operations between the three and nine months ended September 30, 2017 and 2016.  For definitions of commonly used natural gas and oil terms used in this Quarterly Report, please refer to the “Glossary of Certain Industry Terms” provided in our 2016 Annual Report.

The following discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in forward-looking statements for many reasons, including the risks described in “Cautionary Statement About Forward-Looking Statements” in the forepart of this Quarterly Report, in Item 1A, “Risk Factors” in Part I and elsewhere in our 2016 Annual Report, and Item 1A, “Risk Factors” in Part II in this Quarterly Report and any other quarterly report on Form 10-Q filed during the fiscal year.  You should read the following discussion with our unaudited condensed consolidated financial statements and the related notes included in this Quarterly Report.

OVERVIEW

Background

Southwestern Energy Company (including its subsidiaries, collectively, “we”, “our”, “us”, “the Company” or “Southwestern”) is an independent energy company engaged in natural gas, oil and NGL exploration, development and production, which we refer to as “E&P.”  We are also focused on creating and capturing additional value through our natural gas gathering and marketing businesses, which we refer to as “Midstream Services.”  We conduct most of our businesses through subsidiaries, and we currently operate exclusively in the United States.

Exploration and Production.  Our primary business is the exploration for and production of natural gas, oil and NGLs, with our current operations principally focused on the development of unconventional natural gas reservoirs located in Pennsylvania, West Virginia and Arkansas.  Our operations in northeast Pennsylvania, which we refer to as “Northeast Appalachia,” are primarily focused on the unconventional natural gas reservoir known as the Marcellus Shale.  Our operations in West Virginia and southwest Pennsylvania, which we refer to as “Southwest Appalachia,” are focused on the Marcellus Shale, the Utica and the Upper Devonian unconventional natural gas and oil reservoirs.  Our operations in Arkansas are primarily focused on an unconventional natural gas reservoir known as the Fayetteville Shale.  We have smaller holdings in Colorado and Louisiana, along with other areas in which we are testing potential new resources.  We also have drilling rigs located in Pennsylvania, West Virginia and Arkansas, and we provide certain oilfield products and services, principally serving our E&P operations.

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

Significant third quarter 2017 highlights include:

•

Net income attributable to common stock of $43 million, or $0.09 per diluted share, improved substantially from a net loss attributable to common stock of $735 million, or ($1.52) per diluted share, in the same period in 2016.

•	Net cash provided by operating activities of $211 million was up 23% from $172 million in the same period in 2016.

•	Total net production of 232 Bcfe was up 10% from 211 Bcfe for the same period in 2016.

•

We extended the maturities on our debt by issuing $650 million of Senior Notes due 2026 and $500 million of Senior Notes due 2027 and using the proceeds of approximately $1.1 billion to repurchase $758 million of our 2020 Senior Notes and to repay the outstanding balance of $327 million on our 2015 Term Loan.

RESULTS OF OPERATIONS

The following discussion of our results of operations for our segments is presented before intersegment eliminations.  We evaluate our segments as if they were stand-alone operations and accordingly discuss their results prior to any intersegment eliminations.  Interest expense and income tax expense are discussed on a consolidated basis.

Exploration and Production

	For the three months		For the nine months
	ended September 30,		ended September 30,
(in millions except percentages)	2017	2016	2017	2016
Revenues	$470	$378	$1,559	$998
Impairment of natural gas and oil properties	$–	$817	$–	$2,321
Operating costs and expenses (1)	$406	$338	$1,124	$1,163
Operating income (loss)	$64	$(777)	$435	$(2,486)
Gain (loss) on derivatives, settled (2)	$17	$(9)	$(52)	$22

(1)     Includes $2 million and $74 million of restructuring charges for the three and nine months ended September  30, 2016, respectively.

(2)     Represents the gain (loss) on settled commodity derivatives.

Operating Income

•

E&P segment operating income for the three and nine months ended September 30, 2016 includes impairments of natural gas and oil properties of $817 million and $2.3 billion, respectively.  Excluding the 2016 impairment, our E&P segment operating income increased $24 million for the three months ended September 30, 2017, compared to the same period in 2016, primarily due to a $92 million increase in revenues partially offset by a $68 million increase in operating costs.

•

Excluding the 2016 impairment, our E&P segment operating income increased $600 million for the nine months ended September 30, 2017, compared to the same period in 2016, due to a $561 million increase in revenues and a $39 million decrease in operating costs.

Revenues

	Three Months Ended September 30
	Natural
(in millions except percentages)	Gas	Oil	NGLs	Total
2016 sales revenues	$337	$19	$22	$378
Changes associated with prices	24	3	28	55
Changes associated with production volumes	27	5	5	37
2017 sales revenues	$388	$27	$55	$470
Increase from 2016	15%	42%	150%	24%

	Nine Months Ended September 30
	Natural
(in millions except percentages)	Gas	Oil	NGLs	Total
2016 sales revenues	$890	$49	$59	$998
Changes associated with prices	492	23	70	585
Changes associated with production volumes	(28)	1	3	(24)
2017 sales revenues	$1,354	$73	$132	$1,559
Increase from 2016	52%	49%	124%	56%

The tables above illustrate the effects of the increase in commodity prices and changes associated with production volumes.

Production Volumes

	For the three months			For the nine months
	ended September 30,		Increase/	ended September 30,		Increase/
Production volumes:	2017	2016	(Decrease)	2017	2016	(Decrease)
Natural Gas (Bcf)
Northeast Appalachia	101	84	20%	285	268	6%
Southwest Appalachia	25	15	67%	60	48	25%
Fayetteville Shale	78	90	(13%)	241	289	(17%)
Other	1	–	100%	1	−	100%
Total	205	189	8%	587	605	(3%)

Oil (MBbls)
Southwest Appalachia	639	503	27%	1,673	1,610	4%
Other	24	33	(27%)	74	119	(38%)
Total	663	536	24%	1,747	1,729	1%

NGL (MBbls)
Southwest Appalachia	3,799	3,053	24%	10,098	9,536	6%
Other	11	15	(27%)	36	44	(18%)
Total	3,810	3,068	24%	10,134	9,580	6%

Production volumes by area (Bcfe):
Northeast Appalachia	101	84	20%	285	268	6%
Southwest Appalachia	52	37	41%	131	115	14%
Fayetteville Shale	78	90	(13%)	241	289	(17%)
Other	1	–	100%	1	1	–%
Total	232	211	10%	658	673	(2%)

•

Production volumes for our E&P segment increased by 21 Bcfe for the three months ended September 30, 2017, compared to the same period in 2016, as increased production volumes from Northeast and Southwest Appalachia more than offset a natural gas production volume decline in the Fayetteville Shale.

•

E&P segment production volumes decreased 15 Bcfe for the nine months ended September 30, 2017, compared to the same period in 2016, as a natural gas production volume decline in the Fayetteville Shale more than offset increased production volumes from Northeast and Southwest Appalachia.

Commodity Prices

The price we expect to receive for our production is a critical factor in determining the capital investments we make to develop our properties.  Commodity prices fluctuate due to a variety of factors we cannot control or predict, including increased supplies of natural gas, oil or NGLs due to greater exploration and development activities, weather conditions, political and economic events, and competition from other energy sources.  These factors impact supply and demand, which in turn determine the sales prices for our production.  In addition to these factors, the prices we realize for our production are affected by our hedging activities as well as locational differences in market prices, including basis differentials.  We will continue to evaluate the commodity price environments and adjust the pace of our activity to invest within cash flows in order to maintain appropriate liquidity and financial flexibility.

	For the three months			For the nine months
	ended September 30,		Increase/	ended September 30,		Increase/
Average realized price per unit:	2017	2016	(Decrease)	2017	2016	(Decrease)
Natural gas sales, excluding derivatives (per Mcf)	$1.89	$1.78	6%	$2.31	$1.47	57%
Effect of settled gain (loss) on derivatives (per Mcf)	0.08	(0.05)	260%	(0.09)	0.04	(325%)
Natural gas sales, including derivatives (per Mcf)	$1.97	$1.73	14%	$2.22	$1.51	47%

Oil sales (per Bbl)	$40.49	$35.41	14%	$41.48	$28.53	45%

NGL sales, excluding derivatives (per Bbl)	$14.45	$7.03	106%	$13.04	$6.11	113%
Effect of settled gain (loss) on derivatives (per Bbl)	0.02	0.01	100%	0.02	–	100%
NGL sales, including derivatives (per Bbl)	$14.47	$7.04	106%	$13.06	$6.11	114%

•

The average price realized for our natural gas production, including the effect of derivatives, increased for the three months ended September 30, 2017, compared to the same period in 2016, due to an $0.11 per Mcf increase in the average realized price, excluding derivatives, and a $0.13 per Mcf increase associated with our settled derivatives.

•

Our average price realized for natural gas production, including the effect of derivatives, increased significantly for the nine months ended September 30, 2017, compared to the same period in 2016, due to an $0.84 per Mcf increase in the average realized price, excluding derivatives, partially offset by a $0.13 per Mcf decrease associated with our settled derivatives.

•

The average price realized for our crude oil production increased by $5.08 per Bbl and $12.95 per Bbl for the three and nine months ended September 30, 2017, compared to the same periods in 2016, respectively.  We did not use derivatives to financially protect our 2017 or 2016 oil production.

•

Our average price realized for NGL production, including the effect of derivatives, increased by $7.43 per Bbl and $6.95 per Bbl for the three and nine months ended September 30, 2017, compared to the same periods in 2016, respectively.

Our E&P segment receives a sales price for our natural gas at a discount to average monthly NYMEX settlement prices based on heating content of the gas, locational basis differentials, transportation and fuel charges.  Additionally, we receive a sales price for our oil and NGLs at a difference to average monthly West Texas Intermediate settlement and Mont Belvieu NGL composite prices, respectively, due to a number of factors including product quality, composition and types of NGLs sold, locational basis differentials, transportation and fuel charges.

•

Excluding the impact of derivatives, the average price received for our natural gas production for the nine months ended September 30, 2017 of $2.31 per Mcf was approximately $0.86 per Mcf lower than the average monthly NYMEX settlement price, primarily due to locational basis differentials and transportation charges.  In comparison, the average price received for our natural gas production for the same period in 2016 of $1.47 per Mcf was approximately $0.82 per Mcf lower than the average monthly NYMEX settlement price.

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

•

As of September 30, 2017, we have physically protected basis on approximately 72 Bcf and 145 Bcf of our remaining 2017 and 2018 expected natural gas production, respectively, through physical sales arrangements at a basis differential to NYMEX natural gas price of approximately ($0.47) per MMBtu and ($0.36) per MMBtu for the remainder of 2017 and 2018, respectively.

•

We have also financially protected basis on approximately 32 Bcf and 25 Bcf of our remaining 2017 and 2018 expected natural gas production, respectively, at a basis differential to NYMEX natural gas price of approximately ($0.95) per MMBtu and ($0.63) per MMBtu for the remainder of 2017 and 2018, respectively.

•	As of September 30, 2017 we have also financially protected 138 Bcf of our remaining 2017 natural gas production to limit our exposure to NYMEX price fluctuations.

We refer you to Note 6 to the unaudited condensed consolidated financial statements included in this Quarterly Report for additional details about our derivative instruments.

Operating Costs and Expenses

	For the three months			For the nine months
	ended September 30,		Increase/	ended September 30,		Increase/
(in millions except percentages)	2017	2016	(Decrease)	2017	2016	(Decrease)
Lease operating expenses	$210	$181	16%	$591	$586	1%
General & administrative expenses	54	50	8%	147	141	4%
Taxes, other than income taxes	22	22	–%	69	62	11%
Restructuring Charges	–	2	(100%)	–	74	(100%)
Full cost pool amortization	111	73	52%	291	268	9%
Non-full cost pool DD&A	9	10	(10%)	26	32	(19%)
Total operating costs	$406	$338	20%	$1,124	$1,163	(3%)

	For the three months			For the nine months
	ended September 30,		Increase/	ended September 30,		Increase/
Average unit costs per Mcfe:	2017	2016	(Decrease)	2017	2016	(Decrease)
Lease operating expenses	$0.91	$0.86	6%	$0.90	$0.87	3%
General & administrative expenses (1)	$0.23	$0.23	–%	$0.22	$0.21	5%
Taxes, other than income taxes (2)	$0.10	$0.10	–%	$0.10	$0.09	11%
Full cost pool amortization	$0.48	$0.35	37%	$0.44	$0.40	10%
(1)	Excludes $2 million and $71 million of restructuring charges for the three and nine months ended September 30, 2016, respectively.
(2)	Excludes $3 million of restructuring charges for the nine months ended September 30, 2016.

Lease Operating Expenses

•

Lease operating expenses per Mcfe increased $0.05 for the three months ended September 30, 2017, compared to the same period of 2016, primarily due to increased salt water disposal costs and increased gas processing costs as our production growth shifts toward the Appalachian basin.

•

Lease operating expenses per Mcfe increased $0.03 for the nine months ended September 30, 2017, compared to the same period of 2016, primarily due to the impact of increased prices for natural gas used as compressor fuel.

General and Administrative Expenses

•

General and administrative expenses per Mcfe remained flat for the three months ended September 30, 2017 and 2016 as the $4 million increase was offset by a 10% increase in production volumes.  For the nine months ended September 30, 2017, general and administrative expenses per Mcfe increased 5% compared to the same period from the prior year primarily due to increased professional fees and legal settlements.

Taxes, Other than Income Taxes

•

Taxes other than income taxes per Mcfe vary from period to period due to changes in ad valorem and severance taxes that result from the mix of our production volumes and fluctuations in commodity prices.

Full Cost Pool Amortization

•

Our full cost pool amortization rate increased $0.13 per Mcfe and $0.04 per Mcfe for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016.  The increase in the average amortization rate resulted primarily from the addition of future development costs associated with proved undeveloped reserves recognized as a result of improved commodity prices.

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

•

Unevaluated costs excluded from amortization were $1.9 billion at September 30, 2017, compared to $2.1 billion at December 31, 2016.  The unevaluated costs excluded from amortization decreased as the evaluation of previously unevaluated properties totaling $491 million in the first nine months of 2017 was only partially offset by the impact of $297 million of unevaluated capital invested during the same period.

Midstream Services

	For the three months			For the nine months
	ended September 30,		Increase/	ended September 30,		Increase/
(in millions except percentages)	2017	2016	(Decrease)	2017	2016	(Decrease)
Marketing revenues	$656	$591	11%	$2,173	$1,571	38%
Gas gathering revenues	$78	$91	(14%)	$241	$291	(17%)
Marketing purchases	$645	$578	12%	$2,141	$1,533	40%
Operating costs and expenses (1)	$43	$52	(17%)	$144	$160	(10%)
Operating income	$46	$52	(12%)	$129	$169	(24%)

Volumes marketed (Bcfe)	273	264	3%	782	814	(4%)
Volumes gathered (Bcf)	123	145	(15%)	380	463	(18%)

(1)	Includes $3 million of restructuring charges for the nine months ended September 30, 2016.

Operating Income

•

Operating income from our Midstream Services segment decreased $6 million for the three months ended September 30, 2017, compared to the same period in 2016, primarily due to a $13 million decrease in gas gathering revenues and a $2 million decrease in marketing margin, partially offset by a $9 million decrease in operating costs and expenses.

•

Operating income decreased $40 million for the nine months ended September 30, 2017, compared to the same period in 2016, primarily due to a $50 million decrease in gas gathering revenues and a $6 million decrease in marketing margin, partially offset by a $16 million decrease in operating costs and expenses.

•

The margin generated from marketing activities was $11 million and $13 million for the three months ended September 30, 2017 and 2016, respectively, and $32 million and $38 million for the nine months ended September 30, 2017 and 2016, respectively.

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

Revenues

•

Revenues from our marketing activities increased $65 million for the three months ended September 30, 2017, compared to the same period in 2016, primarily due to a 7% increase in the price received for volumes marketed and a 9 Bcfe increase in the volumes marketed.

•

For the nine months ended September 30, 2017, revenues from our marketing activities increased $602 million, compared to the same period in 2016, as a 44% increase in the price received for volumes marketed more than offset a 32 Bcfe decrease in volumes marketed.

•	Increases and decreases in marketing revenues due to changes in commodity prices are largely offset by corresponding changes in marketing purchase expenses.

•

Of the total natural gas volumes marketed, production from our affiliated E&P operated wells accounted for 97% and 91% of the natural gas marketed volumes for the three months ended September 30, 2017 and 2016, respectively, and 96% and 94% of the natural gas marketed volumes for the nine months ended September 30, 2017 and 2016, respectively.

•

Our Midstream Services segment marketed approximately 61% and 63% of our combined oil and NGL production for the three months ended September 30, 2017 and 2016, respectively, and 63% and 65% of our combined oil and NGL production for the nine months ended September 30, 2017 and 2016, respectively.

•

Revenues from our gathering activities decreased $13 million and $50 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016, primarily due to the decreased volumes in the Fayetteville Shale.

Operating Costs and Expenses

•

The decrease in operating costs and expenses for the three and nine months ended September 30, 2017 primarily resulted from reduced compression and personnel costs due to lower activity levels as a result of decreased volumes gathered in the Fayetteville Shale.

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

Interest Expense

	For the three months			For the nine months
	ended September 30,		Increase/	ended September 30,		Increase/
(in millions except percentages)	2017	2016	(Decrease)	2017	2016	(Decrease)
Gross interest expense	$60	$67	(10%)	$182	$180	1%
Less: capitalization	(29)	(41)	(29%)	(85)	(123)	(31%)
Net interest expense	$31	$26	19%	$97	$57	70%

•

The decrease in gross interest expense for the three months ended September 30, 2017, as compared to the same period in 2016, was primarily due to a decrease in our outstanding debt.  The increase in gross interest expense for the nine months ended September 30, 2017, as compared to the same period in 2016, was primarily due to an increase in our cost of debt.

•

The decrease in capitalized interest for the three and nine months ended September 30, 2017, compared to the same periods in 2016, was primarily due to the evaluation of a portion of our Southwest Appalachia assets.

Gain (Loss) on Derivatives

	For the three months		For the nine months
	ended September 30,		ended September 30,
(in millions)	2017	2016	2017	2016
Gain (loss) on unsettled derivatives	$31	$81	$350	$(48)
Gain (loss) on settled derivatives	17	(10)	(52)	20
Gain (loss) on derivatives (1)	$48	$71	$298	$(28)
(1)

Excludes $3 million amortization of premiums paid related to certain call options for the three and nine months ended September 30, 2017, which is included in gain (loss) on derivatives on the condensed consolidated statement of operations.

We refer you to Note 6 to the unaudited condensed consolidated financial statements included in this Quarterly Report for additional details about our gain (loss) on derivatives.

Loss on Early Extinguishment of Debt

•

In September 2017, we used the proceeds of approximately $1.1 billion from our September 2017 senior notes offering to repurchase approximately $758 million of our 2020 Senior Notes and to repay the remaining $327 million principal amount outstanding of our 2015 Term Loan.  We recognized a loss of $59 million for the redemption of these senior notes, which included $53 million of premiums paid.

•	In the first half of 2017, we redeemed the remaining $276 million principal amount outstanding of our 2018 Senior Notes, recognizing a loss of $11 million.

•

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

Income Taxes

	For the three months		For the nine months
	ended September 30,		ended September 30,
(in millions except percentages)	2017	2016	2017	2016
Income tax expense (benefit)	$(14)	$(20)	$(14)	$(20)
Effective tax rate	(21%)	3%	(2%)	1%

•

The income tax benefits recognized for the three and nine months ended September 30, 2017 and 2016 primarily resulted from an expected alternative minimum tax refund, along with the expiration of a portion of our uncertain tax provision.

•

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

LIQUIDITY AND CAPITAL RESOURCES

We depend primarily on funds generated from our operations, our cash and cash equivalents balance, our $809 million revolving credit facilities and capital markets as our primary sources of liquidity.  Although we have financial flexibility with our cash balance and the ability to draw on our revolving credit facilities as necessary, we continue to be committed to our capital discipline strategy of investing within our cash flow from operations, supplemented in 2017 by the remaining funds from the July 2016 equity issuance and the September 2016 asset sale in West Virginia.

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

Our derivative contracts allow us to ensure a certain level of cash flow to fund our operations.  At September 30, 2017, we had NYMEX price derivatives in place on 138 Bcf of our remaining targeted 2017 natural gas production, and 473 Bcf and 108 Bcf on our targeted 2018 and 2019 natural gas production, respectively.  We also had commodity derivatives in place on 46 MBbls of our remaining targeted 2017 ethane production and 183 MBbls of our targeted 2018 ethane production.

Our commodity hedging activities are subject to the credit risk of our counterparties being financially unable to settle the transaction.  We actively monitor the credit status of our counterparties, performing both quantitative and qualitative assessments based on their credit ratings and credit default swap rates where applicable, and to date have not had any credit defaults associated with our transactions.  However, any future failures by one or more counterparties could negatively impact our cash flow from operating activities.

Our short-term cash flows are also dependent on the timely collection of receivables from our customers and joint interest partners.  We actively manage this risk through credit management activities and, through the date of this filing, have not experienced any significant write-offs for non-collectable amounts.  However, any sustained inaccessibility of credit by our customers and joint interest partners could adversely impact our cash flows.

Due to these above factors, we are unable to forecast with certainty our future level of cash flow from operations.  Accordingly, we expect to adjust our discretionary uses of cash depending upon available cash flow.  Further, we may from time to time seek to retire, rearrange or amend some or all of our outstanding debt, preferred stock or debt agreements through cash purchases, and/or exchanges, open market purchases, privately negotiated transactions, tender offers or otherwise.  Such transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  The amounts involved may be material.

Credit Arrangements and Financing Activities

We have taken substantial steps in managing our debt maturities and liquidity in 2017.  These steps, discussed in further detail below, had the effect of extending maturities on total debt outstanding by reducing the amount of debt, net of cash and cash equivalents, coming due in 2020 from $1,257 million as of June 30, 2017 to $294 million as of September 30, 2017.

•

In September 2017, we completed a public offering of $650 million aggregate principal amount of our 7.50% senior notes due 2026 and $500 million aggregate principal amount of our 7.75% senior notes due 2027, with net proceeds from the offering totaling approximately $1.1 billion after underwriting discounts and offering expenses.

•

The proceeds from the September 2017 offering were used to repurchase $758 million of our 4.05% Senior Notes due 2020 and to repay the remaining $327 million principal amount outstanding of our 2015 Term Loan.

•

Also in September 2017, we entered into Amendment No. 1 to our credit agreement covering the $1,191 million secured term loan and the $743 million unsecured revolving facility entered into in June 2016.  This amendment provides greater flexibility to our minimum liquidity covenant and allows us to retain the first $500 million of net cash proceeds from asset sales that would have otherwise been required to be used for further debt reduction.

•	During the first half of 2017, we redeemed the remaining $276 million principal amount outstanding of our 2018 Senior Notes.

Our 2016 revolving credit facility provides borrowing capacity of $743 million and matures in December 2020.  The maturity date will accelerate to October 2019 if, by that date, we have not amended, redeemed or refinanced at least $765 million of our senior notes due in January 2020.  As of September 30, 2017, we have repurchased approximately $758 million of our 4.05% Senior Notes due 2020.  Our 2013 revolving credit facility provides borrowing capacity of $66 million and matures in December 2018.  As of September 30, 2017, there were no borrowings under either revolving credit facility; however, there was $323 million in letters of credit outstanding against the 2016 revolving credit facility.

As of September 30, 2017, we were in compliance with all of the covenants of the term loans and revolving credit facilities.  Although we do not anticipate any violations of the financial covenants, our ability to comply with these covenants is dependent upon the success of our exploration and development program and upon factors beyond our control, such as the market prices for natural gas and liquids.  We refer you to Note 9 of the unaudited condensed consolidated financial statements included in this Quarterly Report for additional discussion of the covenant requirements of our term loans and revolving credit facilities.

At October 24, 2017, we had a long-term issuer credit rating of Ba3 by Moody’s, a long-term debt rating of BB- by S&P and a long-term issuer default rating of BB by Fitch Ratings.  Any downgrades in our public debt ratings by Moody’s or S&P could increase our cost of funds and decrease our liquidity under our revolving credit facilities.

The credit status of the financial institutions participating in our revolving credit facilities could adversely impact our ability to borrow funds under the revolving credit facilities.  Although we believe all of the lenders under the facilities have the ability to provide funds, we cannot predict whether each will be able to meet their obligation to us.  We refer you to Note 9 of the unaudited condensed consolidated financial statements included in this Quarterly Report for additional discussion of our credit facilities.

Cash Flows

	For the nine months
	ended September 30,
(in millions)	2017	2016
Net cash provided by operating activities	$789	$337
Net cash provided by (used in) investing activities	(921)	43
Net cash provided by (used in) financing activities	(302)	1,079

Cash Flow from Operations

•

Net cash provided by operating activities increased 134% or $452 million for the nine months ended September 30, 2017, compared to the same period in 2016, primarily due to an increase in revenues resulting from improved realized commodity prices partially offset by lower production volumes and a reduction in realized derivative results.

•

Net cash generated from operating activities provided 83% of our cash requirements for capital investments for the nine months ended September 30, 2017, compared to net cash from operating activities providing 89% of our cash requirements for capital investments for the same period in 2016, reflecting our commitment to our capital discipline strategy of investing within our cash flow from operations, supplemented by the 2016 equity issuance and asset sales.

Cash Flow from Investing Activities

	For the nine months
	ended September 30,
(in millions)	2017	2016
Cash Flows from Investing Activities
Additions to properties and equipment	$943	$391
Adjustments for capital investments
Changes in capital accruals	(13)	(24)
Other non-cash adjustments to properties and equipment	16	9
Total capital investing	$946	$376

	For the three months			For the nine months
	ended September 30,		Increase/	ended September 30,		Increase/
(in millions except percentages)	2017	2016	(Decrease)	2017	2016	(Decrease)
E&P capital investing (1)	320	179		921	372
Midstream capital investing	9	1		21	3
Other capital investing	2	–		4	1
Total capital investing	$331	$180	84%	$946	$376	152%
(1)

Includes $54 million and $62 million of capitalized interest and internal costs for the three months ended September 30, 2017 and 2016, respectively, and $159 million and $183 million of capitalized interest and internal costs for the nine months ended September 30, 2017 and 2016, respectively.  These internal costs were directly related to acquisition, exploration and development activities and are included as part of the cost of natural gas and oil properties.

•

Total E&P capital investing increased $141 million for the three months ended September 30, 2017, compared to the same period in 2016, as a $149 million increase in direct E&P capital investing was only partially offset by an $8 million decrease in capitalized interest and internal costs.

•

Total E&P capital investing increased $549 million for the nine months ended September 30, 2017, compared to the same period in 2016, as a $573 million increase in direct E&P capital investing was only partially offset by a $24 million decrease in capitalized interest and internal costs.  We suspended drilling activity in the first half of 2016 due to an unfavorable commodity price environment.

•

The increase in E&P capital investments for the three and nine months ended September 30, 2017, as compared to the same periods in 2016, reflects our operational flexibility in light of current and expected economic conditions as we adjusted our activities based on our anticipated cash flows from operation.

•

The decrease in capitalized interest for the three and nine months ended September 30, 2017, compared to the same periods in 2016, was primarily due to the evaluation of a portion of our Southwest Appalachia assets acquired in December 2014.

•

Midstream capital investing increases of $8 million and $18 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016, related primarily to the purchase of several of our leased compressors during 2017 which were subsequently sold to third parties for a year-to-date net gain of $3 million.

Actual capital expenditure levels may vary significantly from period to period due to many factors, including drilling results, natural gas, oil and NGL prices, industry conditions, the prices and availability of goods and services, and the extent to which properties are acquired or non-strategic assets are sold.

Cash Flow from Financing Activities

	September 30,	December 31,	Increase/
(in millions except percentages)	2017	2016	(Decrease)
Short-term debt	$40	$41	$(1)
Long-term debt	4,396	4,612	(216)
Total debt	$4,436	$4,653	$(217)
Equity	$1,652	$917	$735
Total debt to capitalization ratio	73%	84%	(11%)

Total debt	$4,436	$4,653	$(217)
Less: Cash and cash equivalents	989	1,423	(434)
Debt, net of cash and cash equivalents (1)	$3,447	$3,230	$217

(1)	Debt, net of cash and cash equivalents is a non-GAAP financial measure of a company’s ability to repay its debts if they were all due today.

•

Net cash used in financing activities for the nine months ended September 30, 2017 was $302 million, compared to net cash provided by financing activities of $1,079 million for the same period in 2016.

•

In September 2017, we completed a public offering of $650 million aggregate principal amount of our 7.50% senior notes due 2026 and $500 million aggregate principal amount of our 7.75% senior notes due 2027, with net proceeds from the offering totaling approximately $1.1 billion, after approximately $17 million in offering expenses.

•

The proceeds from the September 2017 offering were used to repay $758 million of our 4.05% Senior Notes due 2020 and the remaining $327 million principal amount outstanding of our 2015 Term Loan.  We recognized a loss on early extinguishment of debt of $59 million.

•	In the first half of 2017, we redeemed $276 million principal amount outstanding of our 2018 Senior Notes. We recognized a loss on early extinguishment of debt of $11 million.

•	The net cash provided by financing activities in 2016 resulted primarily from our fully-drawn 2016 Term Loan.

We refer you to Note 9 of the unaudited condensed consolidated financial statements included in this Quarterly Report for additional discussion of our outstanding debt and credit facilities.

Working Capital

•	We had positive working capital of $692 million at September 30, 2017 and positive working capital of $808 million at December 31, 2016.

•	The positive working capital as of September 30, 2017 and December 31, 2016 was primarily due to $1.0 billion and $1.4 billion of cash and cash equivalents, respectively.

Off-Balance Sheet Arrangements

We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations.  As of September 30, 2017, our material off-balance sheet arrangements and transactions include operating lease arrangements and $323 million in letters of credit outstanding under our 2016 revolving credit facility.  There are no other transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of our capital resources.  For more information regarding off-balance sheet arrangements, we refer you to “Contractual Obligations and Contingent Liabilities and Commitments” in our 2016 Annual Report on Form 10-K.

Contractual Obligations and Contingent Liabilities and Commitments

We have various contractual obligations in the normal course of our operations and financing activities.  Other than the firm transportation and gathering agreements discussed below, there have been no material changes to our contractual obligations from those disclosed in our 2016 Annual Report.

Contingent Liabilities and Commitments

As of September 30, 2017, our contractual obligations for demand and similar charges under firm transport and gathering agreements to guarantee access capacity on natural gas and liquids pipelines and gathering systems totaled approximately $8.9 billion, $3.7 billion of which related to access capacity on future pipeline and gathering infrastructure projects that still require the granting of regulatory approvals and/or additional construction efforts.  This amount also included guarantee obligations of up to $832 million.  As of September 30, 2017, future payments under non-cancelable firm transportation and gathering agreements are as follows:

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	5 to 8 Years	More than 8 Years
	(in millions)
Infrastructure Currently in Service	$5,136	$196	$1,105	$524	$1,492	$1,819
Pending Regulatory Approval and/or Construction (1)	3,722	432	458	702	114	2,016
Total Transportation Charges	$8,858	$628	$1,563	$1,226	$1,606	$3,835

(1)     Based on the estimated in-service dates as of September 30, 2017.

Substantially all of our employees are covered by defined benefit and postretirement benefit plans.  For the nine months ended September 30, 2017, we have contributed $11 million to the pension and postretirement benefit plans.  We expect to contribute an additional $3 million to our pension and postretirement benefit plans during the remainder of 2017.  As of September 30, 2017 and December 31, 2016, we recognized liabilities of $46 million and $49 million, respectively, as a result of the underfunded status of our pension and other postretirement benefit plans.  See Note 11 to the unaudited condensed consolidated financial statements included in this Quarterly Report for additional discussion about our pension and other postretirement benefits.

We are subject to various litigation, claims and proceedings that arise in the ordinary course of business, such as for alleged breaches of contract, miscalculation of royalties, employment matters, traffic incidents and pollution, contamination or nuisance.  We accrue for such items when a liability is both probable and the amount can be reasonably estimated.  Management believes that current litigation, claims and proceedings, individually or in aggregate and after taking into account insurance, are not likely to have a material adverse impact on our financial position, results of operations or cash flows, although it is possible that adverse outcomes could have a material adverse effect on our results of operations or cash flows for the period in which the effect of that outcome becomes reasonably estimable.  Many of these matters are in early stages, so the allegations and the damage theories have not been fully developed, and are all subject to inherent uncertainties; therefore, management’s view may change in the future.  For further information, we refer you to “Litigation” and “Environmental Risk” in Note 10 to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report.

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

Credit Risk

Our financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables and derivative contracts associated with commodities trading.  Concentrations of credit risk with respect to receivables are limited due to the large number of our physical commodity purchasers and their dispersion across geographic areas.  No single purchaser accounted for greater than 10% of revenues for the nine months ended September 30, 2017.  See “Commodities Risk” below for discussion of credit risk associated with commodities trading.

Interest Rate Risk

As of September 30, 2017, we had approximately $3.3 billion of outstanding senior notes with a weighted average interest rate of 6.21% and $1.2 billion of term loan debt with a variable interest rate of 3.70%.  We currently have an interest rate swap in effect to mitigate a portion of our exposure to volatility in interest rates.

	Expected Maturity Date
	2017	2018	2019	2020	2021	Thereafter	Total
Fixed Rate Payments (1)	$40	$–	$–	$92	$–	$3,150	$3,282
Weighted Average Interest Rate	7.21%	–%	–%	5.80%	–%	6.21%	6.21%

Variable Rate Payments (1)	–	–	–	1,191 (2)	–	–	1,191
Weighted Average Interest Rate	–%	–%	–%	3.70%	–%	–%	3.70%

(1)     Excludes unamortized debt issuance costs and debt discounts.

(2)     The maturity date will accelerate to October 2019 if, by that date, we have not amended, redeemed or refinanced at least $765 million of our 2020 Senior Notes.  As of September 30, 2017, we have redeemed $758 million principal amount of our 2020 Senior Notes.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act.  Our disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, accumulate and communicate information to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and submission within the time periods specified in the SEC’s rules and forms.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those determined to be effective can provide only a level of reasonable assurance with respect to financial statement preparation and presentation.  Based on the evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2017 at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

(10.1)*	Separation and Release Agreement dated August 23, 2017 between Southwestern Energy Company and Mark K. Boling
(10.2)*	Amendment to Awards Agreement dated August 23, 2017 between Southwestern Energy Company and Mark K. Boling
(31.1)*	Certification of CEO filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.2)*	Certification of CFO filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32.1)*	Certification of CEO furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(32.2)*	Certification of CFO furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(95.1)*	Mine Safety Disclosure
(101.INS)	Interactive Data File Instance Document
(101.SCH)	Interactive Data File Schema Document
(101.CAL)	Interactive Data File Calculation Linkbase Document
(101.LAB)	Interactive Data File Label Linkbase Document
(101.PRE)	Interactive Data File Presentation Linkbase Document
(101.DEF)	Interactive Data File Definition Linkbase Document

*Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHWESTERN ENERGY COMPANY
Registrant

Dated:	October 26, 2017	/s/ JENNIFER STEWART
Jennifer Stewart
Senior Vice President and
Chief Financial Officer – Interim