Form 10-Q
period 2018-06-30
SOUTHWESTERN ENERGY CO
filed 2018-08-02
CIK 7332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class			Outstanding as of July 31, 2018
Common Stock, Par Value $0.01			586,302,472

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
•

the impact of laws and government regulation, including the ability to obtain and maintain permits, any increase in severance or similar taxes, and legislation and judicial or administrative decisions relating to hydraulic fracturing, climate change, other environmental matters and over-the-counter derivatives;

•	the impact of the adverse outcome of any material litigation against us or involving our industry;
•	the effects of weather;
•	increased competition and regulation;
•	the financial impact of accounting regulations and critical accounting policies;
•	the comparative cost of alternative fuels;
•	credit risk relating to the risk of loss as a result of non-performance by our counterparties; and
•	any other factors listed in the reports we have filed and may file with the Securities and Exchange Commission (“SEC”).

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
(in millions, except share/per share amounts)	2018	2017	2018	2017
Operating Revenues:
Gas sales	$407	$471	$947	$974
Oil sales	44	23	79	46
NGL sales	75	37	140	77
Marketing	265	250	518	503
Gas gathering	24	30	48	57
Other	1	−	4	–
	816	811	1,736	1,657
Operating Costs and Expenses:
Marketing purchases	265	253	520	504
Operating expenses	193	164	382	311
General and administrative expenses	59	58	114	108
Restructuring charges	18	–	18	–
Depreciation, depletion and amortization	142	123	285	229
Taxes, other than income taxes	15	25	38	51
	692	623	1,357	1,203
Operating Income	124	188	379	454
Interest Expense:
Interest on debt	59	59	124	117
Other interest charges	2	3	4	5
Interest capitalized	(29)	(28)	(57)	(56)
	32	34	71	66

Gain (Loss) on Derivatives	(36)	134	(43)	250
Loss on Early Extinguishment of Debt	(8)	(10)	(8)	(11)
Other Income, Net	3	6	2	8

Income Before Income Taxes	51	284	259	635
Provision (Benefit) for Income Taxes:
Current	–	–	−	–
Deferred	–	–	−	–
	–	–	−	–
Net Income	$51	$284	$259	$635
Mandatory convertible preferred stock dividend	–	27	−	54
Participating securities - mandatory convertible preferred stock	–	33	2	76
Net Income Attributable to Common Stock	$51	$224	$257	$505

Earnings Per Common Share:
Basic	$0.09	$0.45	$0.45	$1.02
Diluted	$0.09	$0.45	$0.44	$1.02

Weighted Average Common Shares Outstanding:
Basic	581,159,200	496,419,815	576,255,744	494,753,391
Diluted	582,878,106	498,224,599	578,222,740	496,627,843

The accompanying notes are an integral part of these

unaudited condensed consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
(in millions)	2018 (1)	2017	2018 (1)	2017
Net income	$51	$284	$259	$635

Change in value of pension and other postretirement liabilities:
Amortization of prior service cost and net loss included in net periodic pension cost (2)	–	1	–	1

Comprehensive income	$51	$285	$259	$636
(1)	In 2018, deferred tax activity incurred in other comprehensive income was offset by a valuation allowance.
(2)	Net of less than $1 million in taxes for the three and six months ended June 30, 2018 and 2017.

The accompanying notes are an integral part of these

unaudited condensed consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2018	2017
ASSETS	(in millions)
Current assets:
Cash and cash equivalents	$37	$916
Accounts receivable, net	416	428
Derivative assets	71	130
Other current assets	43	35
Total current assets	567	1,509
Natural gas and oil properties, using the full cost method, including $1,835 million as of June 30, 2018 and $1,817 million as of December 31, 2017 excluded from amortization	24,611	23,890
Gathering systems	1,322	1,315
Other	576	564
Less: Accumulated depreciation, depletion and amortization	(20,276)	(19,997)
Total property and equipment, net	6,233	5,772
Other long-term assets	242	240
TOTAL ASSETS	$7,042	$7,521
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$642	$533
Taxes payable	58	62
Interest payable	68	70
Dividends payable	–	27
Derivative liabilities	66	64
Other current liabilities	24	24
Total current liabilities	858	780
Long-term debt	3,570	4,391
Pension and other postretirement liabilities	55	58
Other long-term liabilities	309	313
Total long-term liabilities	3,934	4,762
Commitments and contingencies (Note 11)
Equity:
Common stock, $0.01 par value; 1,250,000,000 shares authorized; issued 586,430,101 shares as of June 30, 2018 and 512,134,311 as of December 31, 2017	6	5
Preferred stock, $0.01 par value, 10,000,000 shares authorized, 6.25% Series B Mandatory Convertible, $1,000 per share liquidation preference, 1,725,000 shares issued and outstanding as of December 31, 2017, converted to common stock on January 12, 2018	–	–
Additional paid-in capital	4,709	4,698
Accumulated deficit	(2,420)	(2,679)
Accumulated other comprehensive loss	(44)	(44)
Common stock in treasury, 31,269 shares as of June 30, 2018 and December 31, 2017	(1)	(1)
Total equity	2,250	1,979
TOTAL LIABILITIES AND EQUITY	$7,042	$7,521

The accompanying notes are an integral part of these

unaudited condensed consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended
	June 30,
	2018	2017
	(in millions)
Cash Flows From Operating Activities:
Net income	$259	$635
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	285	229
Amortization of debt issuance costs	4	4
(Gain) loss on derivatives, unsettled	54	(319)
Stock-based compensation	9	12
Loss on early extinguishment of debt	8	11
Other	1	(4)
Change in assets and liabilities:
Accounts receivable	12	12
Accounts payable	53	2
Taxes payable	(4)	5
Interest payable	(1)	(4)
Inventories	(7)	(2)
Other assets and liabilities	(9)	(3)
Net cash provided by operating activities	664	578

Cash Flows From Investing Activities:
Capital investments	(684)	(619)
Proceeds from sale of property and equipment	6	12
Other	3	1
Net cash used in investing activities	(675)	(606)

Cash Flows From Financing Activities:
Payments on long-term debt	(1,191)	(287)
Payments on revolving credit facility	(645)	–
Borrowings under revolving credit facility	1,005	–
Change in bank drafts outstanding	–	3
Debt issuance costs	(9)	–
Preferred stock dividend	(27)	–
Cash paid for tax withholding	(1)	–
Net cash used in financing activities	(868)	(284)

Decrease in cash and cash equivalents	(879)	(312)
Cash and cash equivalents at beginning of year	916	1,423
Cash and cash equivalents at end of period	$37	$1,111

The accompanying notes are an integral part of these

unaudited condensed consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Common Stock		Preferred Stock	Additional		Accumulated Other	Common
	Shares		Shares	Paid-In	Accumulated	Comprehensive	Stock in
	Issued	Amount	Issued	Capital	Deficit	Income	Treasury	Total
	(in millions, except share amounts)
Balance at December 31, 2017	512,134,311	$5	1,725,000	$4,698	$(2,679)	$(44)	$(1)	$1,979
Comprehensive income:
Net income	–	–	–	–	259	–	–	259
Other comprehensive income	–	–	–	–	–	–	–	–
Total comprehensive income	–	–	–	–	–	–	–	259
Stock-based compensation	–	–	–	13	–	–	–	13
Conversion of preferred stock	74,998,614	1	(1,725,000)	(1)	–	–	–	–
Issuance of restricted stock	312,819	–	–	–	–	–	–	–
Cancellation of restricted stock	(882,633)	–	–	–	–	–	–	–
Performance units vested	214,866	–	–	–	–	–	–	–
Tax withholding – stock compensation	(347,876)	–	–	(1)	–	–	–	(1)
Balance at June 30, 2018	586,430,101	$6	–	$4,709	$(2,420)	$(44)	$(1)	$2,250

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

Revenues from Contracts with Customers

Natural gas and liquids.  Natural gas, oil and natural gas liquid (“NGL”) sales are recognized when control of the product is transferred to the customer at a designated delivery point.  The pricing provisions of the Company’s contracts are primarily tied to a market index with certain adjustments based on factors such as delivery, quality of the product and prevailing supply and demand conditions in the geographic areas in which the Company operates.  Under the Company’s sales contracts, the delivery of each unit of natural gas, oil and NGLs represents a separate performance obligation, and revenue is recognized at the point in time when the performance obligations are fulfilled.  There is no significant financing component to the Company’s revenues as payment terms are typically within 30 to 60 days of control transfer.  Furthermore, consideration from a customer corresponds directly with the value to the customer of the Company’s performance completed to date.  As a result, the Company recognizes revenue in the amount to which the Company has a right to invoice and has not disclosed information regarding its remaining performance obligations.

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

Marketing.    The Company, through its marketing affiliate, generally markets natural gas, oil and NGLs for its affiliated E&P companies as well as other joint interest owners who choose to market with Southwestern.  In addition, the Company markets some products purchased from third parties.  Marketing revenues for natural gas, crude oil and NGL sales are recognized when control of the product is transferred to the customer at a designated delivery point.  The pricing provisions of the Company’s contracts are primarily tied to a market index with certain adjustments based on factors such as delivery, quality of the product and prevailing supply and demand conditions.  Under the Company’s marketing contracts, the delivery of each unit of natural gas, oil and NGLs represents a separate performance obligation, and revenue is recognized at the point in time when the performance obligations are fulfilled.  Customers are invoiced and revenues are recorded each month as natural gas, oil and NGLs are delivered, and payment terms are typically within 30 to 60 days of control transfer.  Furthermore, consideration from a customer corresponds directly with the value to the customer of the Company’s performance completed to date.  As a result, the Company recognizes revenue in the amount to which the Company has a right to invoice and has not disclosed information regarding its remaining performance obligations.

Gas gathering.    In certain areas, the Company, through its gathering affiliate, gathers natural gas pursuant to a variety of contracts with customers, including an affiliated E&P company.  The performance obligations for gas gathering services include delivery of each unit of natural gas to the designated delivery point, which may include treating of certain natural gas units to meet interstate pipeline specifications.  Revenue is recognized at the point in time when performance obligations are fulfilled.  Under the Company’s gathering contracts, customers are invoiced and revenue is recognized each month based on the volume of natural gas transported and treated at a contractually agreed upon price per unit.  Payment terms are typically within 30 to 60 days of completion of the performance obligations.  Furthermore, consideration from a customer corresponds directly with the value to the customer of the Company’s performance completed to date.  As a result, the Company recognizes revenue in the amount to which the Company has a right to invoice and has not disclosed information regarding its remaining performance obligations.  Any imbalances are settled on a monthly basis by cashing-out with the respective shipper.  Accordingly, there are no contract assets or contract liabilities related to the Company’s gas gathering revenues.

Disaggregation of Revenues

The Company presents a disaggregation of E&P revenues by product on the unaudited condensed consolidated statements of operations net of intersegment revenues.  The following table reconciles operating revenues as presented on the unaudited condensed consolidated statements of operations to the operating revenues by segment:

			Intersegment
(in millions)	E&P	Midstream	Revenues	Total
Three months ended June 30, 2018
Gas sales	$400	$–	$7	$407
Oil sales	44	–	–	44
NGL sales	75	–	–	75
Marketing	–	728	(463)	265
Gas gathering	–	69	(45)	24
Other (1)	1	−	–	1
Total	$520	$797	$(501)	$816

Three months ended June 30, 2017
Gas sales	$466	$–	$5	$471
Oil sales	23	–	–	23
NGL sales	37	–	–	37
Marketing	–	740	(490)	250
Gas gathering	–	82	(52)	30
Total	$526	$822	$(537)	$811

			Intersegment
(in millions)	E&P	Midstream	Revenues	Total
Six months ended June 30, 2018
Gas sales	$935	$–	$12	$947
Oil sales	78	–	1	79
NGL sales	140	–	–	140
Marketing	–	1,557	(1,039)	518
Gas gathering	–	136	(88)	48
Other (1)	4	–	−	4
Total	$1,157	$1,693	$(1,114)	$1,736

Six months ended June 30, 2017
Gas sales	$966	$–	$8	$974
Oil sales	46	–	–	46
NGL sales	77	–	–	77
Marketing	–	1,517	(1,014)	503
Gas gathering	–	163	(106)	57
Total	$1,089	$1,680	$(1,112)	$1,657

(1)	Other E&P revenues consists primarily of water sales to third-party operators.

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

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2018	2017	2018	2017
Northeast Appalachia	$213	$216	$540	$469
Southwest Appalachia	166	110	322	214
Fayetteville Shale	139	198	291	403
Other	2	2	4	3
Total	$520	$526	$1,157	$1,089

Receivables from Contracts with Customers

The following table reconciles the Company’s receivables from contracts with customers to consolidated accounts receivable as presented on the unaudited condensed consolidated balance sheet:

(in millions)	June 30, 2018	December 31, 2017
Receivables from contracts with customers	$305	$322
Other accounts receivable	111	106
Total accounts receivable	$416	$428

Amounts recognized against the Company’s allowance for doubtful accounts related to receivables arising from contracts with customers were immaterial for the three and six months ended June 30, 2018 and 2017.  The Company has no contract assets or contract liabilities associated with its revenues from contracts with customers.

(3) REDUCTION IN WORKFORCE

On June 27, 2018, the Company notified affected employees of a workforce reduction plan, which resulted primarily from a previously announced study of structural, process and organizational changes to enhance shareholder value and continues with respect to other aspects the Company’s business activities.  Affected employees were offered a severance package, which included a one-time cash payment depending on length of service and, if applicable, current value of a portion of equity awards that were forfeited.  The plan has been substantially implemented.  The following table presents a summary of the restructuring charges for the three and six months ended June 30, 2018:

For the three and six months ended
(in millions)	June 30, 2018
Severance (including payroll taxes) (1)	$17
Professional fees	1
Total restructuring charges (2)	$18

(1)

Includes approximately $2 million in cash severance payments related to the approximate fair value of a portion of unvested stock-based awards that were subsequently cancelled and approximately $358,000 in non-cash stock-based compensation.

(2)	Total restructuring charges were $16 million and $2 million for the Company’s E&P and Midstream segments, respectively.

As of June 30, 2018, the Company recorded a liability of $18 million for severance payments (including payroll taxes) which is reflected in accounts payable on the unaudited condensed consolidated balance sheet.  Most of this liability is being paid in the third quarter of 2018.

(4) CASH AND CASH EQUIVALENTS

The following table presents a summary of cash and cash equivalents as of June 30, 2018 and December 31, 2017:

(in millions)	June 30, 2018	December 31, 2017
Cash	$20	$261
Marketable securities (1)	17	605
Other cash equivalents	–	50	(2)
Total	$37	$916
(1)	Primarily consists of government stable value money market funds.
(2)	Consists of time deposits.

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

Using the average quoted price from the first day of each month from the previous 12 months for Henry Hub natural gas of $2.92 per MMBtu, West Texas Intermediate oil of $54.15 per barrel and NGLs of $15.56 per barrel, adjusted for differentials, the Company’s net book value of its United States natural gas and oil properties did not exceed the ceiling amount at June 30, 2018.  The Company had no hedge positions that were designated for hedge accounting as of June 30, 2018.  Decreases in market prices as well as changes in production rates, levels of reserves, evaluation of costs excluded from amortization, future development costs and production costs could result in future ceiling test impairments.

Using the average quoted price from the first day of each month from the previous 12 months for Henry Hub natural gas of $3.01 per MMBtu, West Texas Intermediate oil of $45.42 per barrel and NGLs of $10.90 per barrel, adjusted for differentials, the Company’s net book value of its United States natural gas and oil properties did not exceed the ceiling amount at June 30, 2017.  The Company had no hedge positions that were designated for hedge accounting as of June 30, 2017.

(6)  EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income attributable to common stock by the weighted average number of common shares outstanding during the reportable period.  The diluted earnings per share calculation adds to the weighted average number of common shares outstanding: the incremental shares that would have been outstanding assuming the exercise of dilutive stock options, the vesting of unvested restricted shares of common stock, performance units and the assumed conversion of mandatory convertible preferred stock.  An antidilutive impact is an increase in earnings per share or a reduction in net loss per share resulting from the conversion, exercise or contingent issuance of certain securities.

In January 2015, the Company issued 34,500,000 depositary shares that entitled the holder to a proportional fractional interest in the rights and preferences of the mandatory convertible preferred stock, including conversion, dividend, liquidation and voting rights.  The mandatory convertible preferred stock had the non-forfeitable right to participate on an as-converted basis at the conversion rate then in effect in any common stock dividends declared and, therefore, was considered a participating security.  Accordingly, it has been included in the computation of basic and diluted earnings per share, pursuant to the two-class method.  In the calculation of basic earnings per share attributable to common shareholders, earnings are allocated to participating securities based on actual dividend distributions received plus a proportionate share of undistributed net income attributable to common shareholders, if any, after recognizing distributed earnings.  The Company’s participating securities do not participate in undistributed net losses because they are not contractually obligated to do so.  On January 12, 2018, all outstanding shares of mandatory convertible preferred stock converted to 74,998,614 shares of the Company’s common stock.

On December 18, 2017, the Company declared the quarterly dividend, which was paid to holders of the mandatory convertible preferred stock in cash on January 16, 2018.  Dividends declared in the first, second and third quarters of 2017 were settled partially in common stock for a total of 10,040,306 shares.

The following table presents the computation of earnings per share for the three and six months ended June 30, 2018 and 2017:

	For the three months ended June 30,		For the six months ended June 30,
(in millions, except share/per share amounts)	2018	2017	2018	2017
Net income	$51	$284	$259	$635
Mandatory convertible preferred stock dividend	–	27	–	54
Participating securities - mandatory convertible preferred stock	−	33	2	76
Net income attributable to common stock	$51	$224	$257	$505

Number of common shares:
Weighted average outstanding	581,159,200	496,419,815	576,255,744	494,753,391
Issued upon assumed exercise of outstanding stock options	–	–	–	3,317
Effect of issuance of non-vested restricted common stock	480,580	761,311	683,562	707,576
Effect of issuance of non-vested performance units	1,238,326	1,043,473	1,283,434	1,163,559
Weighted average and potential dilutive outstanding	582,878,106	498,224,599	578,222,740	496,627,843

Earnings per common share:
Basic	$0.09	$0.45	$0.45	$1.02
Diluted	$0.09	$0.45	$0.44	$1.02

The following table presents the common stock shares equivalent excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2018 and 2017, as they would have had an antidilutive effect:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Unexercised stock options	–	–	–	1,344,942
Unvested share-based payment	4,335,715	6,106,322	5,152,847	3,504,222
Performance units	875,800	1,268,040	986,585	980,836
Mandatory convertible preferred stock	–	74,999,895	4,972,284	74,999,895
Total	5,211,515	82,374,257	11,111,716	80,829,895

(7)  DERIVATIVES AND RISK MANAGEMENT

The Company is exposed to volatility in market prices and basis differentials for natural gas, oil and NGLs which impacts the predictability of its cash flows related to the sale of those commodities.  These risks are managed by the Company’s use of certain derivative financial instruments. As of June 30, 2018 and December 31, 2017, the Company’s derivative financial instruments consisted of fixed price swaps, two-way costless collars, three-way costless collars, basis swaps, call options and interest rate swaps.  A description of the Company’s derivative financial instruments is provided below:

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

The Company chooses counterparties for its derivative instruments that it believes are creditworthy at the time the transactions are entered into, and the Company closely monitors the credit ratings of these counterparties.  Additionally, the Company performs both quantitative and qualitative assessments of these counterparties based on their credit ratings and credit default swap rates where applicable.  However, there can be no assurance that a counterparty will be able to meet its obligations to the Company.  The Company presents its derivative positions on a gross basis and does not net the asset and liability positions where counterparty master netting arrangements contain provisions for net settlement.

The following tables provide information about the Company’s financial instruments that are sensitive to changes in commodity prices and that are used to protect the Company’s exposure.  None of the financial instruments below are designated for hedge accounting treatment.  The tables present the notional amount, the weighted average contract prices and the fair value by expected maturity dates as of June 30, 2018:

Financial Protection on Production
		Weighted Average Price per MMBtu
	Volume (Bcf)	Swaps	Sold Puts	Purchased Puts	Sold Calls	Basis Differential	Fair Value at June 30, 2018 ($ in millions)
Natural Gas
2018
Sold fixed price swaps	156	$2.96	$–	$–	$–	$–	$1
Two-way costless collars	6	–	–	2.90	3.27	–	–
Three-way costless collars	143	–	2.40	2.97	3.37	–	13
Total	305						$14
2019
Sold fixed price swaps	147	$2.93	$–	$–	$–	$–	$25
Two-way costless collars	53	–	–	2.80	2.98	–	6
Three-way costless collars	133	–	2.49	2.93	3.34	–	12
Total	333						$43
2020
Sold fixed price swaps	2	$2.77	$–	$–	$–	$–	$–
Three-way costless collars	47	–	2.43	2.80	3.09	–	1
Total	49						$1

Sold Basis Swaps
2018	44	$–	$–	$–	$–	$(0.58)	$(2)
2019	11	–	–	–	–	1.24	(3)
Total	55						$(5)

	Volume (MBbls)	Weighted Average Strike Price per Bbl	Fair Value at June 30, 2018 ($ in millions)
Propane
2018
Sold fixed price swaps	1,555	$34.86	$(7)
2019
Sold fixed price swaps	1,324	$32.43	$(2)

Ethane
2018
Sold fixed price swaps	1,398	$11.85	$(2)
2019
Sold fixed price swaps	1,734	$11.59	$–

Other Derivative Contracts
	Volume (Bcf)	Weighted Average Strike Price per MMBtu	Fair Value at June 30, 2018 ($ in millions)
Purchased Call Options - Natural Gas
2020	68	$3.63	$3
2021	57	3.52	3
Total	125		$6

Sold Call Options - Natural Gas
2018	31	$3.50	$–
2019	52	3.50	(3)
2020	137	3.39	(10)
2021	114	3.33	(8)
Total	334		$(21)

	Volume (MBbl)	Weighted Average Strike Price per Bbl	Fair Value at June 30, 2018 ($ in millions)
Sold Call Options - Oil
2018	552	$65.00	$(5)
2019	270	65.00	(2)
Total	822		$(7)

	Volume (Bcf)	Weighted Average Strike Price per MMBtu	Basis Differential	Fair Value at June 30, 2018 ($ in millions)
Storage (1)
2018
Purchased fixed price swaps	1	$2.76	$–	$–
Sold fixed price swaps	–	2.89	–	–
Purchased basis swaps	1	–	(0.88)	–
Sold basis swaps	–	–	(0.63)	–
Total	2			$–
2019
Sold fixed price swaps	1	$3.03	$–	$–
Sold basis swaps	1	–	(0.44)	–
Total	2			$–

(1)	The Company has entered into certain derivatives to protect the value of volumes of natural gas injected into a storage facility that will be withdrawn at a later date.

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

The balance sheet classification of the assets and liabilities related to derivative financial instruments (none of which are designated for hedge accounting treatment) are summarized below as of June 30, 2018 and December 31, 2017:

Derivative Assets
	Balance Sheet Classification	Fair Value
		June 30, 2018	December 31, 2017
Derivatives not designated as hedging instruments:		(in millions)
Sold fixed price swaps - natural gas	Derivative assets	$19	$38
Two-way costless collars - natural gas	Derivative assets	8	5
Three-way costless collars - natural gas	Derivative assets	39	82
Sold basis swaps - natural gas	Derivative assets	5	2
Purchased call options - natural gas	Derivative assets	–	2
Sold fixed price swaps - natural gas	Other long-term assets	15	18
Two-way costless collars - natural gas	Other long-term assets	6	–
Three-way costless collars - natural gas	Other long-term assets	31	39
Purchased call options - natural gas	Other long-term assets	6	–
Interest rate swaps	Other long-term assets	1	–
Total derivative assets		$130	$186	(1)

Derivative Liabilities
	Balance Sheet Classification	Fair Value
		June 30, 2018	December 31, 2017
Derivatives not designated as hedging instruments:		(in millions)
Sold fixed price swaps - natural gas	Derivative liabilities	$8	$–
Sold fixed price swaps - propane	Derivative liabilities	9	–
Sold fixed price swaps - ethane	Derivative liabilities	2	–
Two-way costless collars - natural gas	Derivative liabilities	5	1
Three-way costless collars - natural gas	Derivative liabilities	22	36
Sold basis swaps - natural gas	Derivative liabilities	10	23
Sold call options - natural gas	Derivative liabilities	3	3
Sold call options - oil	Derivative liabilities	7	–
Interest rate swaps	Derivative liabilities	–	1
Sold fixed price swaps - natural gas	Other long-term liabilities	–	1
Two-way costless collars - natural gas	Other long-term liabilities	3	–
Three-way costless collars - natural gas	Other long-term liabilities	22	30
Sold call options - natural gas	Other long-term liabilities	18	15
Total derivative liabilities		$109	$110
(1)

Excludes $1 million in premiums paid related to certain natural gas call options recognized as a component of derivative assets within current assets on the condensed consolidated balance sheet at December 31, 2017.  As certain natural gas call options settled, the premium was amortized and recognized as a component of gain (loss) on derivatives on the unaudited condensed consolidated statement of operations.

At June 30, 2018, the net fair value of the Company’s financial instruments related to commodities was a $20 million asset.  The net fair value of the Company’s interest rate swaps was a $1 million asset as of June 30, 2018.

Derivative Contracts Not Designated for Hedge Accounting

As of June 30, 2018, the Company had no positions designated for hedge accounting treatment.  Gains and losses on derivatives that are not designated for hedge accounting treatment, or that do not meet hedge accounting requirements, are recorded as a component of gain (loss) on derivatives on the unaudited condensed consolidated statements of operations.  Accordingly, the gain (loss) on derivatives component of the statement of operations reflects the gains and losses on both settled and unsettled derivatives.  The Company calculates gains and losses on settled derivatives as the summation of gains and losses on positions which have settled within the reporting period.  Only the settled gains and losses are included in the Company’s realized commodity price calculations.

The following tables summarize the before-tax effect of the Company’s derivative instruments not designated for hedge accounting on the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2018 and 2017:

Unsettled Gain (Loss) on Derivatives Recognized in Earnings

	Consolidated Statement of Operations	For the three months ended		For the six months ended
	Classification of Gain (Loss)	June 30,		June 30,
Derivative Instrument	on Derivatives, Unsettled	2018	2017	2018	2017
		(in millions)
Sold fixed price swaps - natural gas	Gain (Loss) on Derivatives	$(26)	$58	$(29)	$176
Sold fixed price swaps - propane	Gain (Loss) on Derivatives	(12)	–	(9)	–
Sold fixed price swaps - ethane	Gain (Loss) on Derivatives	(2)	–	(2)	–
Two-way costless collars - natural gas	Gain (Loss) on Derivatives	(1)	14	2	45
Three-way costless collars - natural gas	Gain (Loss) on Derivatives	(24)	31	(29)	88
Sold basis swaps - natural gas	Gain (Loss) on Derivatives	(4)	60	16	(43)
Purchased call options - natural gas	Gain (Loss) on Derivatives	(12)	–	4	–
Sold call options - natural gas	Gain (Loss) on Derivatives	31	11	(3)	53
Sold call options - oil	Gain (Loss) on Derivatives	(6)	–	(6)	–
Interest rate swaps	Gain (Loss) on Derivatives	–	(1)	2	–
Total gain (loss) on unsettled derivatives		$(56)	$173	$(54)	$319

Settled Gain (Loss) on Derivatives Recognized in Earnings (1)

	Consolidated Statement of Operations	For the three months ended		For the six months ended
	Classification of Gain (Loss)	June 30,		June 30,
Derivative Instrument	on Derivatives, Settled	2018	2017	2018		2017
		(in millions)
Sold fixed price swaps - natural gas	Gain (Loss) on Derivatives	$13	$(9)	$13		$(25)
Sold fixed price swaps - propane	Gain (Loss) on Derivatives	(1)	–	(1)		–
Two-way costless collars - natural gas	Gain (Loss) on Derivatives	–	–	4		(3)
Three-way costless collars - natural gas	Gain (Loss) on Derivatives	12	(1)	19		(5)
Sold basis swaps - natural gas	Gain (Loss) on Derivatives	(3)	(29)	(24)		(30)
Purchased call options - natural gas	Gain (Loss) on Derivatives	–	–	2	(2)	(6)
Sold call options - natural gas	Gain (Loss) on Derivatives	–	–	(1)		–
Sold call options - oil	Gain (Loss) on Derivatives	(1)	–	(1)		–
Interest rate swaps	Gain (Loss) on Derivatives	–	–	–		–
Total gain (loss) on settled derivatives		$20	$(39)	$11		$(69)

Total gain (loss) on derivatives		$(36)	$134	$(43)		$250

(1)	The Company calculates gain (loss) on derivatives, settled, as the summation of gains and losses on positions that settled within the period.

(2)

Includes $1 million amortization of premiums paid related to certain natural gas call options for the six months ended June 30, 2018, which is included in gain (loss) on derivatives on the unaudited condensed consolidated statements of operations.

(8) RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables detail the components of accumulated other comprehensive income (loss) and the related tax effects for the six months ended June 30, 2018:

(in millions)	Pension and Other Postretirement	Foreign Currency	Total
Beginning balance, December 31, 2017	$(30)	$(14)	$(44)
Other comprehensive income (loss) before reclassifications (1)	–	–	–
Amounts reclassified from other comprehensive income (loss) (1) (2)	–	–	–
Net current-period other comprehensive income (loss)	–	–	–
Ending balance, June 30, 2018	$(30)	$(14)	$(44)
(1)	Deferred tax activity related to pension and other postretirement benefits was offset by a valuation allowance, resulting in no tax expense recorded for the period.
(2)	See separate table below for details about these reclassifications.

Details about Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations	Amount Reclassified from Accumulated Other Comprehensive Income
For the six months ended June 30, 2018
Pension and other postretirement:		(in millions)
Amortization of prior service cost and net loss (1)	Other Income (Loss), Net	$–
	Provision (benefit) for income taxes	–
	Net income	$–

Total reclassifications for the period	Net income	$–

(1)	See Note 12 for additional details regarding the Company’s pension and other postretirement benefit plans.

(9) FAIR VALUE MEASUREMENTS

The carrying amounts and estimated fair values of the Company’s financial instruments as of June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018		December 31, 2017
	Carrying	Fair	Carrying		Fair
(in millions)	Amount	Value	Amount		Value
Cash and cash equivalents	$37	$37	$916		$916
2018 revolving credit facility due April 2023	360	360	–		–
2018 term loan facility due December 2020 (1)(2)	–	–	1,191		1,191
Senior notes (2)	3,242	3,232	3,242		3,358
Derivative instruments, net	21	21	76	(3)	76	(3)

(1)	Excludes unamortized debt issuance costs and debt discounts.

(2)	Concurrent with the closing of the new 2018 credit facility agreement, the Company repaid the $1,191 million secured term loan balance on April 26, 2018.

(3)	Excludes $1 million in premiums paid related to certain natural gas call options recognized as a component of derivatives assets within current assets on the condensed consolidated balance sheet.

The carrying values of cash and cash equivalents, including marketable securities, accounts receivable, other current assets, accounts payable and other current liabilities on the unaudited condensed consolidated balance sheets approximate fair value because of their short-term nature.  For debt and derivative instruments, the following methods and assumptions were used to estimate fair value:

Debt: The fair values of the Company’s senior notes were based on the market value of the Company’s publicly traded debt as determined based on the market prices of the Company’s senior notes.  These instruments were previously classified as a Level 2 measurement but substantially all senior notes were updated to a Level 1 measurement in the second quarter of 2018 as the market activity of the Company’s debt has resulted in timely quoted prices.  The 4.05% Senior Notes due January 2020 remain a Level 2 measurement due to relative market inactivity.

The carrying values of the borrowings under the Company’s revolving credit facility (to the extent utilized) and previously its term loan facility approximate fair value because the interest rate is variable and reflective of market rates.  The Company considers the fair value of its revolving credit facility to be a Level 1 measurement on the fair value hierarchy.

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

The Company has classified its derivatives into these levels depending upon the data utilized to determine their fair values.  The Company’s fixed price swaps (Level 2) are estimated using third-party discounted cash flow calculations using the NYMEX futures index for natural gas and oil derivatives and Oil Price Information Service (“OPIS”) for ethane and propane derivatives.  The Company utilizes discounted cash flow models for valuing its interest rate derivatives (Level 2).  The net derivative values attributable to the Company’s interest rate derivative contracts as of June 30, 2018 are based on (i) the contracted notional amounts, (ii) active market-quoted London Interbank Offered Rate (“LIBOR”) yield curves and (iii) the applicable credit-adjusted risk-free rate yield curve.

The Company’s call options, two-way costless collars and three-way costless collars (Level 2) are valued using the Black-Scholes model, an industry standard option valuation model that takes into account inputs such as contract terms, including maturity, and market parameters, including assumptions of the NYMEX and OPIS futures index, interest rates, volatility and credit worthiness.  The Company’s basis swaps (Level 2) are estimated using third-party calculations based upon forward commodity price curves.  These instruments were previously classified as a Level 3 measurement in the fair value hierarchy but were updated to a Level 2 measurement in the second quarter of 2018 as a result of the Company’s ability to derive volatility inputs and forward commodity price curves from directly observable sources.

Inputs to the Black-Scholes model, including the volatility input, are obtained from a third-party pricing source, with independent verification of the most significant inputs on a monthly basis.  An increase (decrease) in volatility would result in an increase (decrease) in fair value measurement, respectively.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	June 30, 2018
	Fair Value Measurements Using:
(in millions)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets (Liabilities) at Fair Value
Assets
Sold fixed price swap - natural gas	$–	$34	$–	$34
Two-way costless collar - natural gas	–	14	–	14
Three-way costless collar - natural gas	–	70	–	70
Sold basis swap - natural gas	–	5	–	5
Purchased call option - natural gas	–	6	–	6
Interest rate swap	–	1	–	1
Liabilities
Sold fixed price swap - natural gas	–	(8)	–	(8)
Sold fixed price swap - propane	–	(9)	–	(9)
Sold fixed price swap - ethane	–	(2)	–	(2)
Two-way costless collar - natural gas	–	(8)	–	(8)
Three-way costless collar - natural gas	–	(44)	–	(44)
Sold basis swap - natural gas	–	(10)	–	(10)
Sold call option - natural gas	–	(21)	–	(21)
Sold call option - oil	–	(7)	–	(7)
Total	$–	$21	$–	$21

	December 31, 2017
	Fair Value Measurements Using:
(in millions)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets (Liabilities) at Fair Value
Assets
Sold fixed price swap - natural gas	$–	$56	$–	$56
Two-way costless collar - natural gas	–	–	5	5
Three-way costless collar - natural gas	–	–	121	121
Purchased call option - natural gas	–	–	2	2
Sold basis swap - natural gas	–	–	2	2
Liabilities
Sold fixed price swap - natural gas	–	(1)	–	(1)
Two-way costless collar - natural gas	–	–	(1)	(1)
Three-way costless collar - natural gas	–	–	(66)	(66)
Sold basis swap - natural gas	–	–	(23)	(23)
Sold call option - natural gas	–	–	(18)	(18)
Interest rate swap	–	(1)	–	(1)
Total	$–	$54	$22	$76

The table below presents reconciliations for the change in net fair value of derivative assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2018 and 2017.  The fair values of Level 3 derivative instruments were estimated using proprietary valuation models that utilized both market observable and unobservable parameters.  Level 3 instruments presented in the table consisted of net derivatives valued using pricing models incorporating assumptions that, in the Company’s judgment, reflected reasonable assumptions a marketplace participant would have used as of June 30, 2018 and 2017.

	For the three months ended		For the six months ended
	June 30,		June 30,
(in millions)	2018	2017	2018		2017
Balance at beginning of period	$22	$(168)	$22		$(195)
Total gains (losses):
Included in earnings	(8)	86	(17)		99
Settlements	(8)	30	1	(1)	44
Transfers into/out of Level 3 (2)	(6)	–	(6)		–
Balance at end of period	$–	$(52)	$–		$(52)
Change in gains included in earnings relating to derivatives still held as of June 30	$–	$116	$–		$143

(1)	Includes $1 million amortization of premiums paid related to certain natural gas call options for the six months ended June 30, 2018.

(2)

Commodity derivatives previously presented as Level 3 were transferred to Level 2 in the second quarter of 2018 as the Company moved from using proprietary volatility inputs and forward curves to more widely available published information, increasing market observability.

(10)  DEBT

The components of debt as of June 30, 2018 and December 31, 2017 consisted of the following:

	June 30, 2018
(in millions)	Debt Instrument	Unamortized Issuance Expense		Unamortized Debt Discount		Total
Variable rate (3.49% at June 30, 2018) 2018 revolving credit facility, due April 2023 (1)	$360	$	−	$	−	$360
4.05% Senior Notes due January 2020 (2)	92		−		−	92
4.10% Senior Notes due March 2022	1,000		(6)		−	994
4.95% Senior Notes due January 2025 (2)	1,000		(8)		(2)	990
7.50 % Senior Notes due April 2026	650		(9)		−	641
7.75 % Senior Notes due October 2027	500		(7)		−	493
Total debt	$3,602		$(30)		$(2)	$3,570

	December 31, 2017
(in millions)	Debt Instrument	Unamortized Issuance Expense	Unamortized Debt Discount		Total
Variable rate (3.980% at December 31, 2017) 2016 term loan facility, due December 2020 (3)	$1,191	$(8)	$	−	$1,183
4.05% Senior Notes due January 2020 (2)	92	−		–	92
4.10% Senior Notes due March 2022	1,000	(7)		–	993
4.95% Senior Notes due January 2025 (2)	1,000	(8)		(2)	990
7.50% Senior Notes due April 2026	650	(10)		−	640
7.75% Senior Notes due October 2027	500	(7)		–	493
Total debt	$4,433	$(40)		$(2)	$4,391
(1)

The $12 million of unamortized issuance expense associated with the 2018 revolving credit facility is classified as other long-term assets on the unaudited condensed consolidated balance sheet and includes approximately $4 million in unamortized issuance expense associated with the Company’s previous 2016 revolving credit facility.

(2)

In February and June 2016, Moody’s and S&P downgraded certain senior notes, increasing the interest rates by 175 basis points effective July 2016.  As a result of the downgrades, interest rates increased to 5.80% for the 2020 Notes and 6.70% for the 2025 Notes.  In April and May 2018, S&P and Moody’s upgraded certain senior notes, decreasing the interest rates by 50 basis points effective July 2018.  The first coupon payment to the bondholders at the lower interest rate will be paid in January 2019.

(3)	The Company repaid the $1,191 million secured term loan balance with cash on hand and borrowings under the 2018 credit facility.

Credit Facilities

2013 Credit Facility

In December 2013, the Company entered into a credit agreement that exchanged its previous revolving credit facility. Under the revolving credit facility, the Company had a borrowing capacity of $2.0 billion.  The revolving credit facility was unsecured and was not guaranteed by any subsidiaries.  In June 2016, this credit facility was substantially exchanged for a new credit facility comprised of a $1,191 million secured term loan and a new $743 million revolving credit facility.  The borrowing capacity of the original 2013 credit agreement was reduced from $2.0 billion to $66 million, remained unsecured and the maturity remained December 2018.  On April 26, 2018 the Company replaced its 2016 credit facility with the 2018 credit facility.  Concurrently, the 2013 credit facility was terminated.

2016 Credit Facility

In June 2016, the Company reduced its existing $2.0 billion unsecured revolving credit facility entered into in December 2013 to $66 million and entered into a new credit agreement for $1,934 million, consisting of a $1,191 million secured term loan and a new $743 million unsecured revolving credit facility, maturing in December 2020.  Concurrent with the closing of the new 2018 credit facility agreement on April 26, 2018, the Company repaid the $1,191 million secured term loan balance and recognized a loss on early debt extinguishment of $8 million on the unaudited condensed consolidated income statement related to the unamortized issuance expense.  In addition, approximately $4 million of unamortized issuance expense associated with the closed $743 million revolving credit facility has been carried forward into the unamortized issuance expenses of the 2018 credit facility.  At December 31, 2017 the $1,191 million secured term loan was fully drawn and there were no borrowings under either revolving credit facility; however, $323 million in letters of credit was outstanding under the 2016 revolving credit facility.

2018 Revolving Credit Facility

On April 26, 2018, as part of the Company’s strategic effort to simplify the capital structure, increase financial flexibility and reduce costs, the Company replaced its 2016 credit facility (which consisted of a $1,191 million secured term loan and an unsecured $743 million revolving credit facility) with a new revolving credit facility (the “2018 credit facility”), with initial aggregate commitments of $2.0 billion, an initial borrowing base of $3.2 billion and an aggregate maximum revolving credit amount of $3.5 billion. The 2018 credit facility is secured by substantially all of the assets owned by the Company and its subsidiaries.

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

The 2018 credit facility contains customary representations and warranties and contains covenants including, among others, the following:

•a prohibition against incurring debt, subject to permitted exceptions;

•a restriction on creating liens on assets, subject to permitted exceptions;

•restrictions on mergers and asset dispositions;

•restrictions on use of proceeds, investments, transactions with affiliates, or change of principal business; and

•maintenance of the following financial covenants, commencing with the fiscal quarter ending June 30, 2018:

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

Pursuant to requirements under the indentures governing its senior notes, each subsidiary that became a guarantor of the 2018 credit facility also became a guarantor of each of the Company’s senior notes.    See Note 17 for the Company’s Condensed Consolidated Financial Information, presented in accordance with Rule 3-10 of Regulation S-X.

Concurrent with the closing of the 2018 credit agreement, the Company repaid the $1,191 million secured term loan balance with cash on hand and borrowings under the new revolving credit facility.  As of June 30, 2018, the Company’s borrowings under the 2018 revolving credit facility were $360 million.  Additionally, at June 30, 2018 the Company had $169 million in letters of credit outstanding under the 2018 revolving credit facility.

As of June 30, 2018, the Company was in compliance with all of the covenants of this credit agreement in all material respects.

Senior Notes

In January 2015, the Company completed a public offering of $350 million aggregate principal amount of its 3.30% senior notes due 2018 (the “2018 Notes”), $850 million aggregate principal amount of its 4.05% senior notes due 2020 (the “2020 Notes”) and $1.0 billion aggregate principal amount of its 4.95% senior notes due 2025 (the “2025 Notes” together with the 2018 and 2020 Notes, the “Notes”), with net proceeds from the offering totaling approximately $2.2 billion after underwriting discounts and offering expenses.  The interest rates on the Notes are determined based upon the public bond ratings from Moody’s and S&P.  Downgrades on the Notes from either rating agency increase interest costs by 25 basis points per downgrade level and upgrades decrease interest costs by 25 basis points per upgrade level, up to the stated coupon rate, on the following semi-annual bond interest payment.  In February and June 2016, Moody’s and S&P downgraded the Notes, increasing the interest rates by 175 basis points effective July 2016.  As a result of these downgrades, interest rates increased to 5.80% for the 2020 Notes and 6.70% for the 2025 Notes.  In the event of future downgrades, the coupons for this series of notes are capped at 6.05% and 6.95%, respectively.  The first coupon payment to the bondholders at the higher interest rates was paid in January 2017.  S&P and Moody’s upgraded the Notes in April and May 2018, respectively, decreasing the interest rates by 50 basis points effective July 2018.  The first coupon payment to the bondholders at the lower interest rates will be paid in January 2019.

During the first half of 2017, the Company redeemed or repurchased (i) the remaining $38 million principal amount of its outstanding 2018 Notes, (ii) the remaining $212 million principal amount of its outstanding 7.50% Senior Notes due February 2018 and (iii) the remaining $26 million principal amount of its outstanding 7.15% Senior Notes due June 2018, and recognized an $11 million loss on the extinguishment of debt, $10 million of which was recognized in the three months ended June 30, 2017.

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

(11)  COMMITMENTS AND CONTINGENCIES

Operating Commitments and Contingencies

As of June 30, 2018, the Company’s contractual obligations for demand and similar charges under firm transportation and gathering agreements to guarantee access capacity on natural gas and liquids pipelines and gathering systems totaled approximately $9.3 billion, $3.6 billion of which related to access capacity on future pipeline and gathering infrastructure projects that still require the granting of regulatory approvals and additional construction efforts.  The Company also had guarantee obligations of up to $835 million of that amount.  As of June  30, 2018, future payments under non-cancelable firm transportation and gathering agreements were as follows:

	Payments Due by Period
		Less than 1				More than 8
(in millions)	Total	Year	1 to 3 Years	3 to 5 Years	5 to 8 Years	Years
Infrastructure Currently in Service	$5,762	$632	$1,167	$864	$1,106	$1,993
Pending Regulatory Approval and/or Construction (1)	3,566	78	344	451	731	1,962
Total Transportation Charges	$9,328	$710	$1,511	$1,315	$1,837	$3,955
(1)	Based on estimated in-service dates as of June 30, 2018.

Environmental Risk

The Company is subject to laws and regulations relating to the protection of the environment.  Environmental and cleanup related costs of a non-capital nature are accrued when it is both probable that a liability has been incurred and when the amount can be reasonably estimated.  Management believes any future remediation or other compliance related costs will not have a material effect on the financial position, results of operations or cash flows of the Company.

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

Arkansas Royalty Litigation

The Company has been a defendant in three certified class actions alleging that the Company underpaid lessors of lands in Arkansas by deducting from royalty payments costs for gathering, transportation and compression of natural gas in excess of what is permitted by the relevant leases.  Two of the these class actions were filed in Arkansas state courts and the third in the United States District Court for the Eastern District of Arkansas.  The Company denied liability in all these cases.

In June 2017, the jury returned a verdict in favor of the Company on all counts in Smith v. SEECO, Inc. et al., the class action in the federal court, whose plaintiff class comprises the vast majority of the lessors in these cases.  The plaintiff had asserted claims for, among other things, breach of contract, fraud, civil conspiracy, unjust enrichment and violation of certain Arkansas statutes.  Following the verdict, the court entered judgment in favor of the Company on all claims.  The trial court denied the plaintiff’s motion for a new trial, and the plaintiff has filed a notice of appeal with the United States Court of Appeals for the Eighth Circuit.  Independent of the plaintiff’s appeal, several different parties sought to intervene in the Smith case prior to or shortly after trial, and have appealed the trial court’s order denying their request to intervene.  Briefing is complete in the intervenor’s appeal, and oral argument is expected to occur sometime in the third quarter of 2018.

In the second quarter of 2018, the Company entered into an agreement to settle another of the class actions, which has been pending in the Circuit Court of Conway County, Arkansas under the caption Snow et al. v. SEECO, Inc., et al.  The proposed settlement has received preliminary approval from the court in Arkansas and is subject to its final approval.  The hearing for final approval is scheduled during the third quarter of 2018.  The amount of the settlement is reflected in the Company’s unaudited condensed consolidated statement of operations for the second quarter of 2018.    The third class action was dismissed in the second quarter of 2018.

A small percentage of the Company’s Arkansas lessors opted out of the Smith and the Snow cases.  Most of those have filed separate actions.  The Company does not expect those cases to have a material adverse effect on the results of operations, financial position or cash flows of the Company.  Additionally, it is not possible at this time to estimate the amount of any additional loss, or range of loss, that is reasonably possible.

Indemnifications

The Company provides certain indemnifications in relation to dispositions of assets.  These indemnifications typically relate to disputes, litigation or tax matters existing at the date of disposition.  No material liabilities have been recognized in connection with these indemnifications.

(12)  PENSION PLAN AND OTHER POSTRETIREMENT BENEFITS

The Company maintains defined pension and other postretirement benefit plans, which cover substantially all of the Company’s employees.  Net periodic pension costs include the following components for the three and six months ended June 30, 2018 and 2017:

		Pension Benefits
	Consolidated Statements of Operations	For the three months ended		For the six months ended
	Classification of	June 30,		June 30,
(in millions)	Net Periodic Benefit Costs (1)	2018	2017	2018	2017
Service cost	General and administrative expenses	$3	$3	$6	$5
Interest cost	Other Income (Loss), Net	1	1	3	2
Expected return on plan assets	Other Income (Loss), Net	(2)	(2)	(4)	(3)
Amortization of prior service cost	Other Income (Loss), Net	−	−	−	−
Amortization of net loss	Other Income (Loss), Net	–	−	–	1
Net periodic benefit cost		$2	$2	$5	$5

(1)

In the first quarter of 2018, the Company adopted Accounting Standards Update No. 2017-07, which requires the service cost component to be disaggregated from the other components of net benefit cost, which are to be presented outside of income from operations.    See Note 16 – New Accounting Pronouncements for more information regarding this update.

The Company’s other postretirement benefit plan had a net periodic benefit cost of $1 million for the three months ended June 30, 2018, a marginal net periodic benefit cost for the three months ended June 30, 2017 and a net periodic benefit cost of $2 million and $1 million for the six months ended June 30, 2018 and 2017, respectively.

As of June 30, 2018, the Company has contributed $8 million to the pension and other postretirement benefit plans in 2018.  The Company expects to contribute an additional $4 million to its pension plan during the remainder of 2018.  The Company recognized a liability of $38 million and $18 million related to its pension and other postretirement benefits, respectively, as of June 30, 2018, compared to a liability of $42 million and $17 million as of December 31, 2017.

The Company maintains a non-qualified deferred compensation supplemental retirement savings plan (“Non-Qualified Plan”) for certain key employees who may elect to defer and contribute a portion of their compensation, as permitted by the Non-Qualified Plan.  Shares of the Company’s common stock purchased under the terms of the Non-Qualified Plan are presented as treasury stock and totaled 31,269 shares at June 30, 2018 and December 31, 2017.

(13) STOCK-BASED COMPENSATION

On June 27, 2018, the Company announced a reduction in workforce.  Unvested stock-based awards of the affected employees were subsequently forfeited with the approximate fair value of a portion of those cancelled awards to be included in a cash severance payment expected to be paid in the third quarter of 2018.  Stock-based compensation costs recognized prior to the cancellation as either general and administrative expense or capitalized expense were subsequently reclassified as restructuring charges for the three and six months ended June 30, 2018 on the unaudited condensed consolidated statements of operations.

The Company recognized the following amounts in total employee stock-based compensation costs for the three and six months ended June 30, 2018 and 2017:

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2018	2017	2018	2017
Stock-based compensation cost – expensed (1)	$8	$6	$13	$12
Stock-based compensation cost – capitalized (2)	$4	$4	$7	$8

(1)

Does not include approximately $1 million for the three and six months ended June 30, 2018 related to the unvested portion of share-based awards that were forfeited as a result of the reduction in workforce.  These costs are reflected in restructuring charges on the unaudited condensed consolidating statements of operations.

(2)

Does not include approximately $1 million for the three and six months ended June 30, 2018 related to the unvested portion of share-based awards that were forfeited as a result of the reduction in workforce.  These costs were reclassified from capitalization and are reflected in restructuring charges on the unaudited condensed consolidating statements of operations.

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

Equity-Classified Awards

The Company recognized the following amounts in employee equity-classified stock-based compensation costs for the three and six months ended June 30, 2018 and 2017:

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2018	2017	2018	2017
Equity-classified awards – expensed (1)	$5	$6	$9	$12
Equity-classified awards – capitalized (2)	$1	$4	$4	$8

(1)

Does not include approximately $1 million for the three and six months ended June 30, 2018 related to the unvested portion of share-based awards that were forfeited as a result of the reduction in workforce.  These costs are reflected in restructuring charges on the unaudited condensed consolidating statements of operations.

(2)

Does not include approximately $1 million for the three and six months ended June 30, 2018 related to the unvested portion of share-based awards that were forfeited as a result of the reduction in workforce.  These costs were reclassified from capitalization and are reflected in restructuring charges on the unaudited condensed consolidating statements of operations.

As of June 30, 2018, there was $36 million of total unrecognized compensation cost related to the Company’s unvested equity-classified stock option grants, equity-classified restricted stock grants and equity-classified performance units.  This cost is expected to be recognized over a weighted-average period of two years.

Equity-Classified Stock Options

The following table summarizes equity-classified stock option activity for the six months ended June 30, 2018 and provides information for options outstanding and options exercisable as of June 30, 2018:

	Number	Weighted Average
	of Options	Exercise Price
	(in thousands)
Outstanding at December 31, 2017	6,020	$19.43
Granted	–	–
Exercised	–	–
Forfeited or expired	(10)	39.67
Outstanding at June 30, 2018	6,010	19.39
Exercisable at June 30, 2018	4,377	23.76

Equity-Classified Restricted Stock

The following table summarizes equity-classified restricted stock activity for the six months ended June 30, 2018 and provides information for unvested shares as of June 30, 2018:

	Number	Weighted Average
	of Shares	Fair Value
	(in thousands)
Unvested shares at December 31, 2017	6,254	$8.85
Granted	313	4.67
Vested	(1,472)	8.36
Forfeited (1)	(907)	9.03
Unvested shares at June 30, 2018	4,188	8.67
(1)	Includes 609,347 shares forfeited as a result of the reduction in workforce.

Equity-Classified Performance Units

The following table summarizes equity-classified performance unit activity for the six months ended June 30, 2018 and provides information for unvested units as of June 30, 2018.  The performance unit awards granted in 2015, 2016 and 2017 include a market condition based exclusively on the fair value of the Total Shareholder Return (“TSR”), as calculated by a Monte Carlo model.  The total fair value of the performance units is amortized to compensation expense on a straight line basis over the vesting period of the award.  The grant date fair value is calculated using the closing price of the Company’s common stock at the grant date.

	Number	Weighted Average
	of Units (1)	Fair Value
	(in thousands)
Unvested units at December 31, 2017	1,084	$10.12
Granted	–	–
Vested	(290)	10.47
Forfeited (2)	(99)	9.92
Unvested units at June 30, 2018	695	10.01
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

(2)	Includes 80,512 units forfeited as a result of the reduction in workforce.

Liability-Classified Awards

The Company recognized the following amounts in employee liability-classified stock-based compensation costs for the three and six months ended June 30, 2018:

	For the three months	For the six months
	ended June 30,	ended June 30,
(in millions)	2018	2018
Liability-classified stock-based compensation cost – expensed (1)	$3	$4
Liability-classified stock-based compensation cost – capitalized (2)	$3	$3

(1)

Does not include approximately $421,000 for the three and six months ended June 30, 2018 related to the unvested portion of share-based awards that were forfeited as a result of the reduction in workforce.  These costs are reflected in restructuring charges on the unaudited condensed consolidating statements of operations.

(2)

Does not include approximately $438,000 for the three and six months ended June 30, 2018 related to the unvested portion of share-based awards that were forfeited as a result of the reduction in workforce.  These costs were reclassified from capitalization and are reflected in restructuring charges on the unaudited condensed consolidating statements of operations.

Liability-Classified Restricted Stock Units

In the second quarter of 2018, the Company granted restricted stock units that vest over a period of four years and are payable in either cash or shares at the option of the Compensation Committee of the Company’s Board of Directors.  The Company has accounted for these as liability-classified awards, and accordingly changes in the market value of the instruments will be recorded to general and administrative expense and capitalized expense over the vesting period of the award.  As of June 30, 2018, there was $50 million of total unrecognized compensation cost related to liability-classified restricted stock units that is expected to be recognized over a weighted-average period of four years.

	Number	Weighted Average
	of Units	Fair Value
	(in thousands)
Unvested shares at December 31, 2017	–	$–
Granted	12,216	3.69
Vested	(180)	3.69
Forfeited (1)	(1,834)	5.12
Unvested units at June 30, 2018	10,202	5.30
(1)	Includes 1,441,200 units cancelled as a result of the reduction in workforce.

Liability-Classified Performance Units

In the first half of 2018, the Company granted performance units that vest over a three-year period and are payable in either cash or shares at the option of the Compensation Committee of the Company’s Board of Directors.  The Company has accounted for these as liability-classified awards, and accordingly changes in the fair market value of the instruments will be recorded to general and administrative expense and capitalized expense over the vesting period of the awards.  The performance unit awards granted in 2018 include a performance condition based on cash flow per debt-adjusted share and two market conditions, one based on absolute TSR and the other on relative TSR as compared to a group of the Company’s peers, collectively the “Performance Measures.”  The fair values of the two market conditions are calculated by Monte Carlo models on a quarterly basis.  As of June 30, 2018, there was $18 million of total unrecognized compensation cost related to liability-classified performance units.  This cost is expected to be recognized over a weighted-average period of three years.  The final value of the performance unit awards is contingent upon the Company’s actual performance against the Performance Measures.

	Number	Weighted Average
	of Shares	Fair Value
	(in thousands)
Unvested shares at December 31, 2017	–	$–
Granted	3,200	3.70
Vested	–	–
Forfeited (1)	(156)	4.90
Unvested units at June 30, 2018	3,044	5.30
(1)	Includes 155,730 units forfeited as a result of the reduction in workforce.

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

	E&P		Midstream		Other		Total
	(in millions)
Three months ended June 30, 2018:
Revenues from external customers	$527		$289		$–		$816
Intersegment revenues	(7)		508		–		501
Depreciation, depletion and amortization expense	126		16		–		142
Operating income	97	(1)	27	(2)	–		124
Interest expense (3)	32		–		–		32
Loss on derivatives	(36)		–		–		(36)
Loss on early extinguishment of debt	–		–		(8)		(8)
Other income, net	3		–		–		3
Assets	5,583		1,228		231	(4)	7,042
Capital investments (5)	396		5		2		403

Three months ended June 30, 2017:
Revenues from external customers	$531		$280		$–		$811
Intersegment revenues	(5)		542		–		537
Depreciation, depletion and amortization expense	107		16		–		123
Operating income	146		42		–		188
Interest expense (3)	34		–		–		34
Gain on derivatives	134		–		–		134
Loss on early extinguishment of debt	–		–		(10)		(10)
Other income, net	2		4		–		6
Assets	4,633		1,281		1,236	(4)	7,150
Capital investments (5)	318		6		1		325

	E&P		Midstream		Other		Total
	(in millions)
Six months ended June 30, 2018:
Revenues from external customers	$1,170		$566		$–		$1,736
Intersegment revenues	(13)		1,127		–		1,114
Depreciation, depletion and amortization expense	243		42	(6)	–		285
Operating income	335	(1)	44	(2)	–		379
Interest expense (3)	71		–		–		71
Gain on derivatives	(43)		–		–		(43)
Loss on early extinguishment of debt	–		–		(8)		(8)
Other income (loss), net	3		(1)		–		2
Assets	5,583		1,228		231	(4)	7,042
Capital investments (5)	730		9		2		741

Six months ended June 30, 2017:
Revenues from external customers	$1,097		$560		$–		$1,657
Intersegment revenues	(8)		1,120		–		1,112
Depreciation, depletion and amortization expense	197		32		–		229
Operating income	371		83		–		454
Interest expense (3)	66		–		–		66
Gain on derivatives	250		–		–		250
Loss on early extinguishment of debt	–		–		(11)		(11)
Other income, net	4		4		–		8
Assets	4,633		1,281		1,236	(4)	7,150
Capital investments (5)	601		12		2		615

(1)	Operating income for the E&P segment includes $16 million related to restructuring charges for the three and six months ended June 30, 2018.

(2)	Operating income for the Midstream segment includes $2 million related to restructuring charges for the three and six months ended June 30, 2018.

(3)	Interest expense by segment is an allocation of corporate amounts as they are incurred at the corporate level.

(4)

Other assets represent corporate assets not allocated to segments and assets for non-reportable segments.  At June 30, 2018 and 2017, other assets includes approximately $37 million and $1.1 billion in cash and cash equivalents, respectively.

(5)

Capital investments include increases of $19 million and $41 million for the three months ended June 30, 2018 and 2017, respectively, and an increase of $52 million and a decrease of $11 million for the six months ended June 30, 2018 and 2017, respectively, relating to the change in capital accruals between periods.

(6)	Includes a $10 million impairment related to certain non-core gathering assets.

Included in intersegment revenues of the Midstream segment are $463 million and $490 million for the three months ended June 30, 2018 and 2017, respectively and $1,039 million and $1,014 million for the six months ended June 30, 2018 and 2017, respectively for marketing of the Company’s E&P sales.  Corporate assets include cash and cash equivalents, furniture and fixtures and other costs.  Corporate general and administrative costs, depreciation expense and taxes, other than income taxes, are allocated to the segments.

(15) INCOME TAXES

The Company’s effective tax rate was approximately 0% for the three and six months ended June 30, 2018 and 2017, primarily as a result of the recognition of a valuation allowance.  A valuation allowance for deferred tax assets, including net operating losses, is recognized when it is more likely than not that some or all of the benefit from the deferred tax assets will not be realized.  To assess that likelihood, the Company uses estimates and judgment regarding future taxable income, and considers the tax consequences in the jurisdiction where such taxable income is generated, to determine whether a valuation allowance is required.  Such evidence can include current financial position, results of operations, both actual and forecasted, the reversal of deferred tax liabilities, and tax planning strategies as well as the current and forecasted business economics of the oil and gas industry.

The Company maintained its net deferred tax asset position at June 30, 2018 primarily due to the write-downs of the carrying value of natural gas and oil properties in 2015 and 2016.  The Company recorded decreases in its valuation allowance of $13 million and $64 million for the three and six months ended June 30, 2018, respectively.  Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of deferred tax assets.  In management’s view, the cumulative loss incurred over recent years outweighs any positive factors, such as the possibility of future growth.  The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income are increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as future expected growth.

On December 22, 2017 the Tax Cuts and Jobs Act (“Tax Reform”) was enacted, which made significant changes to the U.S. federal income tax law affecting the Company.  Major changes in this legislation applicable to the Company relate to the reduction in tax rate for corporations to 21%, repeal of the corporate alternative minimum tax, interest deductibility and net operating loss carryforward limitations, changes to certain executive compensation and full expensing provisions related to business assets.  The Company included Tax Reform impacts in its 2017 Annual Report and continues to examine the impact of this legislation and future regulations.  The 2018 tax accrual calculated under the estimated annual effective tax rate method reflects the Tax Reform changes that took effect January 1, 2018.  Due to the tax valuation allowance currently in place, any adjustments required to deferred taxes in the current interim period would be fully offset by valuation allowance adjustments and are immaterial to the financial statements.

In February 2018, the FASB issued Accounting Standards Update No. 2018-02 amending the FASB Accounting Standards relating to tax effects in accumulated other comprehensive income. See Note 16 – New Accounting Pronouncements for more information regarding this update.

(16) NEW ACCOUNTING PRONOUNCEMENTS

New Accounting Standards Implemented

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue with Contracts from Customers (Topic 606) (ASC 606, as subsequently amended).  ASC 606 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which an entity expects to be entitled to in exchange for those goods and services.  For public entities, ASC 606 became effective for fiscal years beginning after December 15, 2017.  The Company adopted ASC 606 with an effective date of January 1, 2018 using the modified retrospective approach.  The adoption of this standard did not have a material effect on the Company’s unaudited condensed consolidated results of operations, financial position or cash flows.    Additional disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flow from contracts with customers are available in Note 2 – Revenue Recognition.

In March 2017, the FASB issued Accounting Standards Update No. 2017-07, Compensation - Retirement Benefits (Topic 715) (“Update 2017-07”), which provides additional guidance on the presentation of net benefit cost in the statement of operations and on the components eligible for capitalization in assets.  The guidance requires employers to disaggregate the service cost component from the other components of net benefit cost.  The service cost component of the net periodic benefit cost shall be reported in the same line item as other compensation costs arising from services rendered by the employees during the period, except for amounts capitalized.  All other components of net benefit cost shall be presented outside of a subtotal for income from operations.  The Company adopted Update 2017-07 during the first quarter of 2018 resulting in no material impact to its unaudited condensed consolidated statements of operations, financial position or cash flows.  The non-service cost components of net periodic benefit cost are presented as a component of Other Income (Loss), Net for the six months ended June 30, 2018 and 2017, and are disclosed in Note 12 – Pension Plan and Other Postretirement Benefits.  The Company ceased capitalizing the non-service cost components of net periodic benefit costs prospectively as of the beginning of the first quarter of 2018.

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

In February 2018, the FASB issued Accounting Standards Update No. 2018-02 that will amend the FASB Accounting Standards relating to tax effects in accumulated other comprehensive income (Topic 220) (“Update 2018-02”).  Update 2018-02 permits a company to reclassify the stranded income tax effects of Tax Reform on items within accumulated comprehensive income to retained earnings.  Although the amendments in Update 2018-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, the Company has elected to early adopt the amendments of Update 2018-02 for the current period.  The implementation did not have a material impact on the Company’s unaudited condensed consolidated statement of operations, financial position or cash flows due to the tax valuation allowance currently in place.  Any adjustments required under this Update would be fully offset by valuation allowance adjustments for both continuing operations and accumulated other comprehensive income.

New Accounting Standards Not Yet Implemented

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“Update 2016-02”), which seeks to increase transparency and comparability among organizations by, among other things, recognizing lease assets and lease liabilities on the balance sheet for leases classified as operating leases under previous GAAP and disclosing key information about leasing arrangements.  The codification was amended through additional ASUs.  Through June 2018, the Company made progress on contract reviews, drafting its accounting policies, evaluating the new disclosure requirements and implementing a software solution.  The Company will continue assessing the effect that Update 2016-02 and related ASUs may have on its consolidated financial statements and related disclosures, and anticipates that its assessment will be complete in 2018.  For public entities, Update 2016-02 becomes effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted.

(17) CONDENSED CONSOLIDATING FINANCIAL INFORMATION

On April 26, 2018, the Company entered into the 2018 credit facility.  Pursuant to requirements under the indentures governing its senior notes, each subsidiary that became a guarantor of the 2018 credit facility also became a guarantor of each of the Company’s senior notes.  The 2018 credit facility and senior notes are guaranteed on a senior unsecured basis by the Company, along with its material subsidiaries (the “Guarantor Subsidiaries”), which are 100% owned by the Company.  These guarantees are full and unconditional and joint and several among the Guarantor Subsidiaries.   Certain of the Company’s operating units which are accounted for on a consolidated basis do not guarantee the 2018 credit facility and senior notes (“Non-Guarantor Subsidiaries”).  See Note 10 – Debt for additional information on the Company’s 2018 revolving credit facility and senior notes.

The following financial information reflects consolidating financial information of Southwestern Energy Company (the parent and issuer company), its Guarantor Subsidiaries on a combined basis and the Non-Guarantor Subsidiaries on a combined basis, prepared on the equity basis of accounting.  The information is presented in accordance with the requirements of Rule 3-10 under the SEC’s Regulation S-X.  The financial information may not necessarily be indicative of results of operations, cash flows or financial position had the Guarantor Subsidiaries operated as independent entities.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Three months ended June 30, 2018:
Operating Revenues:
Gas sales	$–	$407	$–	$–	$407
Oil sales	–	44	–	–	44
NGL sales	–	75	–	–	75
Marketing	–	265	–	–	265
Gas gathering	–	24	–	–	24
Other	–	1	–	–	1
	–	816	–	–	816
Operating Costs and Expenses:
Marketing purchases	–	265	–	–	265
Operating expenses	–	193	–	–	193
General and administrative expenses	–	59	–	–	59
Restructuring charges	–	18	–	–	18
Depreciation, depletion and amortization	–	142	–	–	142
Taxes, other than income taxes	–	15	–	–	15
	–	692	–	–	692
Operating Income	–	124	–	–	124
Interest Expense, Net	32	–	–	–	32
Loss on Derivatives	–	(36)	–	–	(36)
Loss on Early Extinguishment of Debt	(8)	–	–	–	(8)
Other Income, Net	–	3	–	–	3
Equity in Earnings of Subsidiaries	91	–	–	(91)	–

Income (Loss) Before Income Taxes	51	91	–	(91)	51
Provision (Benefit) for Income Taxes	–	–	–	–	–
Net Income (Loss)	$51	$91	$–	$(91)	$51
Mandatory convertible preferred stock dividend	–	–	–	–	–
Participating securities - mandatory convertible preferred stock	–	–	–	–	–
Net Income (Loss) Attributable to Common Stock	$51	$91	$–	$(91)	$51

Net Income (Loss)	$51	$91	$–	$(91)	$51
Other comprehensive income	–	–	–	–	–
Comprehensive Income (Loss)	$51	$91	$–	$(91)	$51

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Three months ended June 30, 2017:
Operating Revenues:
Gas sales	$–	$471	$–	$–	$471
Oil sales	–	23	–	–	23
NGL sales	–	37	–	–	37
Marketing	–	250	–	–	250
Gas gathering	–	30	–	–	30
Other	–	–	–	–	–
	–	811	–	–	811
Operating Costs and Expenses:
Marketing purchases	–	253	–	–	253
Operating expenses	–	164	–	–	164
General and administrative expenses	–	58	–	–	58
Depreciation, depletion and amortization	–	123	–	–	123
Taxes, other than income taxes	–	25	–	–	25
	–	623	–	–	623
Operating Income	–	188	–	–	188
Interest Expense, Net	34	–	–	–	34
Gain on Derivatives	–	134	–	–	134
Loss on Early Extinguishment of Debt	(10)	–	–	–	(10)
Other Income, Net	–	6	–	–	6
Equity in Earnings of Subsidiaries	328	–	–	(328)	–

Income (Loss) Before Income Taxes	284	328	–	(328)	284
Provision (Benefit) for Income Taxes	–	–	–	–	–
Net Income (Loss)	$284	$328	$–	$(328)	$284
Mandatory convertible preferred stock dividend	27	–	–	–	27
Participating securities - mandatory convertible preferred stock	33	–	–	–	33
Net Income (Loss) Attributable to Common Stock	$224	$328	$–	$(328)	$224

Net Income (Loss)	$284	$328	$–	$(328)	$284
Other comprehensive income	1	–	–	–	1
Comprehensive Income (Loss)	$285	$328	$–	$(328)	$285

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Six months ended June 30, 2018:
Operating Revenues:
Gas sales	$–	$947	$–	$–	$947
Oil sales	–	79	–	–	79
NGL sales	–	140	–	–	140
Marketing	–	518	–	–	518
Gas gathering	–	48	–	–	48
Other	–	4	–	–	4
	–	1,736	–	–	1,736
Operating Costs and Expenses:
Marketing purchases	–	520	–	–	520
Operating expenses	–	382	–	–	382
General and administrative expenses	–	114	–	–	114
Restructuring charges	–	18	–	–	18
Depreciation, depletion and amortization	–	285	–	–	285
Taxes, other than income taxes	–	38	–	–	38
	–	1,357	–	–	1,357
Operating Income	–	379	–	–	379
Interest Expense, Net	71	–	–	–	71
Loss on Derivatives	–	(43)	–	–	(43)
Loss on Early Extinguishment of Debt	(8)	–	–	–	(8)
Other Income, Net	–	2	–	–	2
Equity in Earnings of Subsidiaries	338	–	–	(338)	–

Income (Loss) Before Income Taxes	259	338	–	(338)	259
Provision (Benefit) for Income Taxes	–	–	–	–	–
Net Income (Loss)	$259	$338	$–	$(338)	$259
Mandatory convertible preferred stock dividend	–	–	–	–	–
Participating securities - mandatory convertible preferred stock	2	–	–	–	2
Net Income (Loss) Attributable to Common Stock	$257	$338	$–	$(338)	$257

Net Income (Loss)	$259	$338	$–	$(338)	$259
Other comprehensive income	–	–	–	–	–
Comprehensive Income (Loss)	$259	$338	$–	$(338)	$259

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Six months ended June 30, 2017:
Operating Revenues:
Gas sales	$–	$974	$–	$–	$974
Oil sales	–	46	–	–	46
NGL sales	–	77	–	–	77
Marketing	–	503	–	–	503
Gas gathering	–	57	–	–	57
	–	1,657	–	–	1,657
Operating Costs and Expenses:
Marketing purchases	–	504	–	–	504
Operating expenses	–	311	–	–	311
General and administrative expenses	–	108	–	–	108
Depreciation, depletion and amortization	–	229	–	–	229
Taxes, other than income taxes	–	51	–	–	51
	–	1,203	–	–	1,203
Operating Income	–	454	–	–	454
Interest Expense, Net	66	–	–	–	66
Gain on Derivatives	–	250	–	–	250
Loss on Early Extinguishment of Debt	(11)	–	–	–	(11)
Other Income, Net	–	8	–	–	8
Equity in Earnings of Subsidiaries	712	–	–	(712)	–

Income (Loss) Before Income Taxes	635	712	–	(712)	635
Provision (Benefit) for Income Taxes	–	–	–	–	–
Net Income (Loss)	$635	$712	$–	$(712)	$635
Mandatory convertible preferred stock dividend	54	–	–	–	54
Participating securities - mandatory convertible preferred stock	76	–	–	–	76
Net Income (Loss) Attributable to Common Stock	$505	$712	$–	$(712)	$505

Net Income (Loss)	$635	$712	$–	$(712)	$635
Other comprehensive income	1	–	–	–	1
Comprehensive Income (Loss)	$636	$712	$–	$(712)	$636

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
June 30, 2018:
ASSETS
Cash and cash equivalents	$29	8	–	–	$37
Accounts receivable, net	–	416	–	–	416
Other current assets	8	106	–	–	114
Total current assets	37	530	–	–	567

Intercompany receivables	7,954	–	–	(7,954)	–

Natural gas and oil properties, using the full cost method	–	24,557	54	–	24,611
Gathering systems	–	1,295	27	–	1,322
Other	209	367	–	–	576
Less: Accumulated depreciation, depletion and amortization	(149)	(20,070)	(57)	–	(20,276)
Total property and equipment, net	60	6,149	24	–	6,233

Investments in subsidiaries (equity method)	–	24	–	(24)	–
Other long-term assets	22	220	–	–	242
TOTAL ASSETS	$8,073	6,923	24	(7,978)	$7,042

LIABILITIES AND EQUITY
Accounts payable	$82	560	–	–	$642
Other current liabilities	75	141	–	–	216
Total current liabilities	157	701	–	–	858

Intercompany payables	–	7,954	–	(7,954)	–

Long-term debt	3,570	–	–	–	3,570
Pension and other postretirement liabilities	55	–	–	–	55
Other long-term liabilities	11	298	–	–	309
Negative carrying amount of subsidiaries, net	2,030	–	–	(2,030)	–
Total long-term liabilities	5,666	298	–	(2,030)	3,934
Commitments and contingencies
Total equity (accumulated deficit)	2,250	(2,030)	24	2,006	2,250
TOTAL LIABILITIES AND EQUITY	$8,073	6,923	24	(7,978)	$7,042

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
December 31, 2017:
ASSETS
Cash and cash equivalents	$914	$2	$–	$–	$916
Accounts receivable, net	–	428	–	–	428
Other current assets	10	155	–	–	165
Total current assets	924	585	–	–	1,509

Intercompany receivables	7,978	–	–	(7,978)	–

Natural gas and oil properties, using the full cost method	–	23,834	56	–	23,890
Gathering systems	–	1,288	27	–	1,315
Other	207	357	–	–	564
Less: Accumulated depreciation, depletion and amortization	(134)	(19,804)	(59)	–	(19,997)
Total property and equipment, net	73	5,675	24	–	5,772

Investments in subsidiaries (equity method)	–	24	–	(24)	–
Other long-term assets	16	224	–	–	240
TOTAL ASSETS	$8,991	$6,508	$24	$(8,002)	$7,521

LIABILITIES AND EQUITY
Accounts payable	$73	$460	$–	$–	$533
Other current liabilities	110	137	–	–	247
Total current liabilities	183	597	–	–	780

Intercompany payables	–	7,978	–	(7,978)	–

Long-term debt	4,391	–	–	–	4,391
Pension and other postretirement liabilities	58	–	–	–	58
Other long-term liabilities	13	300	–	–	313
Negative carrying amount of subsidiaries, net	2,367	–	–	(2,367)	–
Total long-term liabilities	6,829	300	–	(2,367)	4,762
Commitments and contingencies
Total equity (accumulated deficit)	1,979	(2,367)	24	2,343	1,979
TOTAL LIABILITIES AND EQUITY	$8,991	$6,508	$24	$(8,002)	$7,521

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Six months ended June 30, 2018:
Net cash provided by (used in) operating activities	$276	$725	$–	$(337)	$664
Investing activities:
Capital investments	(6)	(678)	–	–	(684)
Other	–	9	–	–	9
Net cash used in investing activities	(6)	(669)	–	–	(675)
Financing activities
Intercompany activities	(287)	(50)	–	337	–
Payments on long-term debt	(1,191)	–	–	–	(1,191)
Payments on revolving credit facility	(645)	–	–	–	(645)
Borrowings under revolving credit facility	1,005	–	–	–	1,005
Preferred stock dividend	(27)	–	–	–	(27)
Other	(10)	–	–	–	(10)
Net cash provided by (used in) financing activities	(1,155)	(50)	–	337	(868)
Increase (decrease) in cash and cash equivalents	(885)	6	–	–	(879)
Cash and cash equivalents at beginning of year	914	2	–	–	916
Cash and cash equivalents at end of period	$29	$8	$–	$–	$37

Six months ended June 30, 2017:
Net cash provided by (used in) operating activities	$613	$677	$–	$(712)	$578
Investing activities:
Capital investments	(7)	(609)	(3)	–	(619)
Other	1	12	–	–	13
Net cash used in investing activities	(6)	(597)	(3)	–	(606)
Financing activities
Intercompany activities	(634)	(81)	3	712	–
Payments on long-term debt	(287)	–	–	–	(287)
Other	3	–	–	–	3
Net cash provided by (used in) financing activities	(918)	(81)	3	712	(284)
Increase (decrease) in cash and cash equivalents	(311)	(1)	–	–	(312)
Cash and cash equivalents at beginning of year	1,416	7	–	–	1,423
Cash and cash equivalents at end of period	$1,105	$6	$–	$–	$1,111

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following updates information as to Southwestern Energy Company’s financial condition provided in our 2017 Annual Report and analyzes the changes in the results of operations between the three- and six- month periods ended June 30, 2018 and 2017.   For definitions of commonly used natural gas and oil terms used in this Quarterly Report, please refer to the “Glossary of Certain Industry Terms” provided in our 2017 Annual Report.

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

E&P.  Our primary business is the exploration for and production of natural gas, oil and NGLs, with our current operations focused on the development of unconventional natural gas reservoirs located in Pennsylvania, West Virginia and Arkansas.  Our operations in northeast Pennsylvania, which we refer to as “Northeast Appalachia,” are primarily focused on the unconventional natural gas reservoir known as the Marcellus Shale.  Our operations in West Virginia and southwest Pennsylvania, which we refer to as “Southwest Appalachia,” are focused on the Marcellus Shale, the Utica and the Upper Devonian unconventional natural gas and oil reservoirs.  Our operations in Arkansas are primarily focused on an unconventional natural gas reservoir known as the Fayetteville Shale.  We have smaller holdings in Colorado and Louisiana, along with additional small acreage leased for potential testing for new resources.  We also have drilling rigs located in Pennsylvania, West Virginia and Arkansas, and we provide certain oilfield products and services, principally serving our E&P operations.

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

Recent Financial and Operating Results

Significant second quarter 2018 operating and financial results include:

Total Company

•

Net income attributable to common stock of $51 million, or $0.09 per diluted share, declined 77% compared to net income attributable to common stock of $224 million, or $0.45 per diluted share, for the same period in 2017, primarily due to a $170 million relative decrease in our derivatives comprised of a $229 million decrease in the unrealized portion of our derivative activity partially offset by a $59 million increase in settled derivative impact during the respective periods.

•

Operating income of $124 million declined 34% compared to operating income of $188 million for the same period in 2017 on a consolidated basis primarily due to increased operating expenses associated with increased production in the Appalachian basin and increased depreciation, depletion and amortization along with one-time restructuring charges.

•

Net cash provided by operating activities of $300 million increased 13% from $266 million for the same period in 2017, primarily due to a $22 million increase in working capital timing differences.  Additionally, positive effects from our settled derivatives and increased oil and NGL revenues more than offset decreased natural gas revenues and increased operating expenses combined.

•	Total capital investing of $403 million increased 24% from $325 million for the same period in 2017 primarily due to increased developmental drilling in Southwest Appalachia.

•	The Company used cash on hand to reduce total outstanding debt by approximately 19% to $3,570 million.

E&P

•

E&P segment operating income of $97 million was lower than $146 million for the same period in 2017 primarily due to increased operating expenses associated with increased production in the Appalachian basin and increased depreciation, depletion and amortization along with one-time restructuring charges.

•

Total net production of 234 Bcfe, including 167 Bcfe from the Appalachian Basin and 67 Bcf from the Fayetteville Shale, increased 5% compared to the same period in 2017 and was comprised of 86% natural gas and 14% NGLs and oil.

•

Excluding the effect of derivatives, realized NGL price of $15.37 and realized oil price of $60.15 increased 37% and 48%, respectively, from the same period in 2017, while realized natural gas prices of $1.99 decreased 15%.

•	E&P segment invested $396 million in capital: drilling 37 wells, completing 56 wells and placing 45 wells to sales.

Outlook

During the first half of 2018, we took steps to identify and implement structural, process and organizational changes to reduce costs.  In June 2018, we announced a reduction in workforce that is expected to improve process efficiencies.  We also identified additional non-personnel related savings opportunities that should further decrease costs as they are implemented through early 2019.  These changes, coupled with the interest savings related to the repayment of the term loan associated with the 2016 credit facility, our new revolving credit facility and recent credit upgrades, are expected to result in a lower cost structure.

In addition to cost savings, we focused our efforts in the first half of 2018 on operational efficiencies and execution initiatives, which positively impacted the pace of our activity and allowed us to accelerate well completions, which resulted in higher than budgeted second quarter production of 234 Bcfe and the increase of our full year production guidance.

In the second half of 2018, we expect to continue to exercise capital discipline by aligning our 2018 capital investing program with our expected cash flow from operations, net of changes in working capital.  We remain committed to our strategy of investing no more than the cash we generate and repositioning our portfolio by sharpening our focus on our highest return assets.  This includes our continued pursuit of strategic alternatives for our Fayetteville Shale E&P and related Midstream gathering assets.  We plan on utilizing the funds realized from the foregoing to reduce debt, supplement Appalachian Basin development, potentially return capital to shareholders, and for general corporate purposes.

RESULTS OF OPERATIONS

The following discussion of our results of operations for our segments is presented before intersegment eliminations.    We evaluate our segments as if they were stand-alone operations and accordingly discuss their results prior to any intersegment eliminations. Restructuring charges, interest expense, gain (loss) on derivatives, loss on early extinguishment of debt and income tax expense are discussed on a consolidated basis.

E&P

	For the three months		For the six months
	ended June 30,		ended June 30,
(in millions)	2018	2017	2018	2017
Revenues	$520	$526	$1,157	$1,089
Operating costs and expenses (1)	423	380	822	718
Operating income	$97	$146	$335	$371

Gain (loss) on derivatives, settled (2)	$20	$(39)	$11	$(69)
(1)	Includes $16 million of restructuring charges and $7.9 million of legal settlement charges for the three and six months ended June 30, 2018.

(2)	Represents the gain (loss) on settled commodity derivatives.

Operating Income

•

E&P segment operating income decreased $49 million for the three months ended June 30, 2018, compared to the same period in 2017, due to a $27 million increase in operating costs, $16 million in restructuring charges and a $6 million decrease in revenues.

•

Operating income for the E&P segment decreased $36 million for the six months ended June 30, 2018, compared to the same period in 2017, as an $88 million increase in operating costs and $16 million in restructuring charges were only partially offset by a $68 million increase in revenues.

Revenues

The following illustrates the effects on sales revenues associated with changes in commodity prices and production volumes:

	Three Months Ended June 30,
	Natural
(in millions except percentages)	Gas	Oil	NGLs	Total
2017 sales revenues	$466	$23	$37	$526
Changes associated with prices	(71)	14	20	(37)
Changes associated with production volumes	5	7	18	30
2018 sales revenues (1)	$400	$44	$75	$519
Increase (decrease) from 2017	(14%)	91%	103%	(1%)

	Six Months Ended June 30,
	Natural
(in millions except percentages)	Gas	Oil	NGLs	Total
2017 sales revenues	$966	$46	$77	$1,089
Changes associated with prices	(70)	22	29	(19)
Changes associated with production volumes	39	10	34	83
2018 sales revenues (1)	$935	$78	$140	$1,153
Increase (decrease) from 2017	(3%)	70%	82%	6%

(1)	Excludes the impact of $1 million and $4 million in other operating revenues, primarily related to water sales to third-party operators for the three and six months ended June 30, 2018.

Production Volumes

	For the three months			For the six months
	ended June 30,		Increase/	ended June 30,		Increase/
Production volumes:	2018	2017	(Decrease)	2018	2017	(Decrease)
Natural Gas (Bcf)
Northeast Appalachia	112	97	15%	220	184	20%
Southwest Appalachia	22	20	10%	44	35	26%
Fayetteville Shale	67	82	(18%)	134	163	(18%)
Other	–	–	–%	–	–	–%
Total	201	199	1%	398	382	4%

Oil (MBbls)
Southwest Appalachia	707	539	31%	1,301	1,034	26%
Other	16	26	(38%)	35	50	(30%)
Total	723	565	28%	1,336	1,084	23%

NGL (MBbls)
Southwest Appalachia	4,850	3,303	47%	9,068	6,299	44%
Other	12	13	(8%)	24	25	(4%)
Total	4,862	3,316	47%	9,092	6,324	44%

Production volumes by area: (Bcfe)
Northeast Appalachia	112	97	15%	220	184	20%
Southwest Appalachia (1)	55	43	28%	106	79	34%
Fayetteville Shale	67	82	(18%)	134	163	(18%)
Other	–	–	–%	–	–	–%
Total	234	222	5%	460	426	8%

Production percentage: (Bcfe)
Natural gas	86%	89%		86%	90%
Oil	2%	2%		2%	1%
NGL	12%	9%		12%	9%
Total	100%	100%		100%	100%

(1)

Approximately 54 Bcfe and 104 Bcfe for the three and six months ended June 30, 2018, respectively, and approximately 42 Bcfe and 78 Bcfe for the three and six months ended June 30, 2017, respectively, was produced from the Marcellus Shale formation.

•

Production volumes for our E&P segment increased by 12 Bcfe and 34 Bcfe for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017, as increased production volumes from Northeast and Southwest Appalachia more than offset decreased natural gas production volumes in the Fayetteville Shale.

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

	For the three months			For the six months
	ended June 30,		Increase/	ended June 30,		Increase/
	2018	2017	(Decrease)	2018	2017	(Decrease)
Natural Gas Price:
NYMEX Henry Hub Price ($MMBtu)(1)	$2.80	$3.18	(12%)	$2.90	$3.25	(11%)
Discount to NYMEX(2)	(0.81)	(0.83)	(2%)	(0.55)	(0.72)	(24%)
Average realized gas price per MCF, excluding derivatives	$1.99	$2.35	(15%)	$2.35	$2.53	(7%)
Gain (loss) on settled financial basis derivatives ($/Mcf)	(0.01)	(0.15)		(0.06)	(0.08)
Gain (loss) on settled commodity derivatives ($/Mcf)	0.13	(0.05)		0.10	(0.10)
Average realized gas price per Mcf, including derivatives	$2.11	$2.15	(2%)	$2.39	$2.35	2%

Oil Price:
WTI oil price ($/Bbl)	$67.88	$48.28	41%	$65.37	$50.10	30%
Discount to WTI	(7.73)	(7.72)	– %	(7.12)	(8.02)	(11%)
Average oil price per Bbl, excluding derivatives	$60.15	$40.56	48%	$58.25	$42.08	38%
Loss on settled derivatives ($/Bbl)	(0.93)	–		(0.51)	–
Average oil price per Bbl, including derivatives	$59.22	$40.56	46%	$57.74	$42.08	37%

NGL Price:
Average net realized NGL price per Bbl, excluding derivatives	$15.37	$11.21	37%	$15.39	$12.19	26%
Gain (loss) on settled derivatives ($/Bbl)	(0.32)	0.04		(0.17)	0.03
Average net realized NGL price per Bbl, including derivatives	$15.05	$11.25	34%	$15.22	$12.22	25%
Percentage of WTI	23%	23%		24%	24%

Total Weighted Average Realized Price:
Excluding derivatives ($/Mcfe)	$2.21	$2.37	(7%)	$2.51	$2.55	(2%)
Including derivatives ($/Mcfe)	$2.30	$2.20	5%	$2.53	$2.39	6%

(1)	Based on last day settlement prices from monthly futures contracts.

(2)	This discount includes a basis differential, a heating content adjustment, physical basis sales, third-party transportation charges and fuel charges, and excludes financial basis hedges.

Natural Gas Price

•

The average price realized for natural gas production, including the effect of derivatives, decreased by $0.04 per Mcf for the three months ended June 30, 2018, compared to the same period in 2017, due to a $0.36 per Mcf decrease in the average realized price, excluding derivatives, partially offset by $0.32 per Mcf improvement associated with our settled derivatives.

•

Our average price realized for natural gas production, including the effect of derivatives, increased by $0.04 per Mcf for the six months ended June 30, 2018, compared to the same period in 2017, due to a $0.22 per Mcf improvement associated with our settled derivatives, partially offset by a $0.18 per Mcf decrease in the average realized price, excluding derivatives.

Oil Price

•

The average price realized for our oil production, including the effect of derivatives, increased by $18.66 per Bbl for the three months ended June 30, 2018, compared to the same period in 2017, due to a $19.59 per Bbl increase in the average realized price, excluding derivatives, partially offset by a $0.93 per Bbl decrease associated with our settled derivatives.   We did not use derivatives to financially protect our 2017 oil production.

•

The average price realized for our oil production, including the effect of derivatives, increased by $15.66 per Bbl for the six months ended June 30, 2018, compared to the same period in 2017, due to a $16.17 per Bbl increase in the average realized price, excluding derivatives, partially offset by a $0.51 per Bbl decrease associated with our settled derivatives.   We did not use derivatives to financially protect our 2017 oil production.

NGL Price

•

The average price realized for NGL production, including the effect of derivatives, increased by $3.80 per Bbl for the three months ended June 30, 2018, compared to the same period in 2017, due to a $4.16 per Bbl increase in the average realized price, excluding derivatives, partially offset by a $0.36 per Bbl decrease associated with our settled derivatives.

•

The average price realized for NGL production, including the effect of derivatives, increased by $3.00 per Bbl for the six months ended June 30, 2018, compared to the same period in 2017, due to a $3.20 per Bbl increase in the average realized price, excluding derivatives, partially offset by a $0.20 per Bbl decrease associated with our settled derivatives.

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

We regularly enter into various hedging and other financial arrangements with respect to a portion of our projected natural gas, oil and NGL production in order to ensure certain desired levels of cash flow and to minimize the impact of price fluctuations, including fluctuations in locational market differentials.  We refer you to Item 3, “Quantitative and Qualitative Disclosures About Market Risk” and Note 7 to the unaudited condensed consolidated financial statements, included in this Quarterly Report.

•

As of June 30, 2018,  we have financially protected basis on approximately 44 Bcf and 11 Bcf of our 2018 and 2019 expected natural gas production, respectively, through the use of derivatives at a basis differential to NYMEX natural gas price of approximately ($0.58) per MMBtu and $1.24 per MMBtu for 2018 and 2019, respectively.

In addition, the table below presents the notional amount of our financially protected future production as of June 30, 2018:

	Remaining 2018	Full Year 2019	Full Year 2020
Natural gas (Bcf)	305	333	49
Propane (MBbls)	1,555	1,324	–
Ethane (MBbls)	1,398	1,734	–
Total financial protection on future production (Bcfe)	323	351	49

•

As of June 30, 2018, we have also protected basis on approximately 160 Bcf and 100 Bcf of our expected 2018 and 2019 natural gas production, respectively, through physical sales arrangements at a basis differential to NYMEX natural gas price of approximately ($0.37) per MMBtu and ($0.28) per MMBtu for 2018 and 2019, respectively.

We refer you to Note 7 of the unaudited condensed consolidated financial statements included in this Quarterly Report for additional details about our derivative instruments.

Operating Costs and Expenses

	For the three months			For the six months
	ended June 30,		Increase/	ended June 30,		Increase/
(in millions except percentages)	2018	2017	(Decrease)	2018	2017	(Decrease)
Lease operating expenses	$215	$200	8%	$428	$381	12%
General & administrative expenses (1)	53	50	6%	101	93	9%
Restructuring charges	16	–	100%	16	–	100%
Taxes, other than income taxes	13	23	(43%)	34	47	(28%)
Full cost pool amortization	117	99	18%	225	180	25%
Non-full cost pool DD&A	9	8	13%	18	17	6%
Total operating costs (1)	$423	$380	11%	$822	$718	14%

	For the three months			For the six months
	ended June 30,		Increase/	ended June 30,		Increase/
Average unit costs per Mcfe:	2018	2017	(Decrease)	2018	2017	(Decrease)
Lease operating expenses	$0.91	$0.89	2%	$0.93	$0.89	4%
General & administrative expenses (2)	$0.19	$0.23	(17%)	$0.20	$0.22	(9%)
Taxes, other than income taxes (3)	$0.06	$0.10	(40%)	$0.07	$0.11	(36%)
Full cost pool amortization	$0.50	$0.44	14%	$0.49	$0.42	17%

(1)	Includes $7.9 million of legal settlement charges for the three and six months ended June 30, 2018.

(2)	Excludes $15 million of restructuring charges and $7.9 million of legal settlement charges for the three and six months ended June 30, 2018.

(3)	Excludes $1 million of restructuring charges for the three and six months ended June 30, 2018.

Lease Operating Expenses

•

On a per Mcfe basis, lease operating expenses increased $0.02 for the three months ended June 30, 2018, compared to the same period of 2017, primarily due to additional NGL processing fees associated with our increased liquids production.

•

Lease operating expenses per Mcfe increased $0.04 for the six months ended June 30, 2018, compared to the same period of 2017, primarily due to additional transportation and NGL processing fees associated with our production growth in the Appalachian Basin.  Additionally, in the first quarter of 2018, we recorded a $3.7 million one-time charge related to NGL processing fees.

General and Administrative Expenses

•

General and administrative expenses increased $3 million for the three months ended June 30, 2018, compared to the same period in 2017, primarily due to a $7.9 million legal settlement charge.  Excluding this one-time item, general and administrative expenses decreased $5 million primarily due to decreased professional fees and information technology charges resulting from our focus on cost reduction.

•

General and administrative expenses increased $8 million for the six months ended June 30, 2018, compared to the same period in 2017, primarily due to a $7.9 million legal settlement charge.  Excluding this one-time item, general and administrative expenses remained flat as increased personnel costs were offset by decreased professional fees.  As a result of the reduction in workforce, personnel-related costs are expected to be lower during the second half of 2018.

Taxes, Other than Income Taxes

•

On a per Mcfe basis,  taxes, other than income taxes, may vary from period to period due to changes in ad valorem and severance taxes that result from the mix of our production volumes and fluctuations in commodity prices.  Taxes, other than income taxes, decreased $0.04 per Mcfe for the three months ended June 30, 2018, compared to the same period of 2017, primarily due to an $8 million severance tax refund related to a favorable assessment on deductible expenses in Southwest Appalachia.

•

Taxes, other than income taxes, per Mcfe decreased $0.04 for the six months ended June 30, 2018, compared to the same period of 2017, primarily due to an $8 million severance tax refund related to a favorable assessment on deductible expenses in Southwest Appalachia, favorable property tax assessments, reduced Pennsylvania impact fees, which are based on lower current commodity prices than the same period in 2017, and property and sales tax refunds recorded in the first quarter of 2018.

Full Cost Pool Amortization

•

Our full cost pool amortization rate increased $0.06 per Mcfe and $0.07 per Mcfe for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017.  The increase in the average amortization rate resulted primarily from the addition of future development costs associated with proved undeveloped reserves recognized as a result of improved commodity prices.

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

•

Unevaluated costs excluded from amortization were $1.8 billion at June 30, 2018 and December 31, 2017.  The unevaluated costs excluded from amortization remained unchanged as the impact of $191 million of unevaluated capital invested in the first six months of 2018 was mostly offset by the evaluation of previously unevaluated properties totaling $173 million.

Midstream

	For the three months				For the six months
	ended June 30,			Increase/	ended June 30,			Increase/
(in millions except percentages)	2018		2017	(Decrease)	2018		2017	(Decrease)
Marketing revenues	$728		$740	(2%)	$1,557		$1,517	3%
Gas gathering revenues	69		82	(16%)	136		163	(17%)
Marketing purchases	716		731	(2%)	1,535		1,496	3%
Operating costs and expenses	54	(1)	49	10%	114	(2)	101	13%
Operating income	$27		$42	(36%)	$44		$83	(47%)

Volumes marketed (Bcfe)	289		264	9%	554		509	9%
Volumes gathered (Bcf)	106		128	(17%)	209		257	(19%)

Percent natural gas marketed from affiliated E&P operations	94%		96%		95%		96%
Percent affiliated E&P oil and NGL production marketed by Midstream segment	69%		62%		68%		64%

(1)	Includes $2 million of restructuring charges for the three months ended June 30, 2018.

(2)

Includes a $10 million impairment related to certain non-core gathering assets, $2 million of restructuring charges and a $1 million gain from the sale of certain compressor equipment  for the six months ended June 30, 2018.

Operating Income

•

Operating income from our Midstream segment decreased $15 million for the three months ended June 30, 2018, compared to the same period in 2017, primarily due to a $13 million decrease in gas gathering revenues and a $5 million increase in operating costs and expenses, partially offset by a $3 million increase in marketing margin.  The operating costs and expenses for the three months ended June 30, 2018 include $2 million of restructuring charges.

•

Operating income for the six months ended June  30, 2018 includes a $10 million impairment related to certain non-core gathering assets recorded in the first quarter and $2 million of restructuring charges.  Excluding these one-time charges, operating income from our Midstream segment decreased $27 million for the six months ended June 30, 2018, compared to the same period in 2017, primarily due to a $27 million decrease in gas gathering revenues and a $1 million increase in operating costs and expenses, partially offset by a $1 million increase in marketing margin.

•

The margin generated from marketing activities was $12 million and $9 million for the three months ended June 30, 2018 and 2017, respectively, and $22 million and $21 million for the six months ended June 30, 2018 and 2017, respectively.

Margins are driven primarily by volumes marketed and may fluctuate depending on the prices paid for commodities and the ultimate disposition of those commodities.  Increases and decreases in marketing revenues due to changes in commodity prices and volumes marketed are largely offset by corresponding changes in marketing purchase expenses.  We enter into derivative contracts from time to time with respect to our marketing activities to provide margin protection. For more information about our derivatives and risk management activities, we refer you to Item 3, “Quantitative and Qualitative Disclosures About Market Risks” and Note 7, in the unaudited condensed consolidated financial statements included in this Quarterly Report for additional information.

Revenues

•

Revenues from our marketing activities decreased $12 million for the three months ended June 30, 2018, compared to the same period in 2017, primarily due to a 10% decrease in the price received for volumes marketed, partially offset by a 25 Bcfe increase in the volumes marketed.

•

For the six months ended June 30, 2018, revenues from our marketing activities increased $40 million compared to the same period in 2017, primarily due to a 45 Bcfe increase in the volumes marketed, partially offset by a 6% decrease in the price received for volumes marketed.

•

Gas gathering revenues decreased $13 million and $27 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017, primarily due to decreasing volumes gathered in the Fayetteville Shale.

Operating Costs and Expenses

•

Excluding restructuring costs, operating costs and expenses increased $3 million for the three months ended June  30, 2018, compared to the same period in 2017, primarily due to one-time compressor facility repair costs.

•

Operating costs and expenses for the six months ended June 30, 2018 includes a $10 million impairment related to certain non-core gathering assets recorded in the first quarter of 2018 and $2 million of restructuring charges.  Excluding these one-time charges, operating costs and expenses increased $1 million for the six months ended June 30, 2018, compared to the same period in 2017, as one-time compressor facility repair costs were mostly offset by decreases in compression expenses resulting from lower activity levels in the Fayetteville Shale.

Consolidated

Restructuring Charges

On June 27, 2018, we announced a workforce reduction plan, which resulted primarily from our previously announced study of structural, process and organizational changes to enhance shareholder value and continues with respect to other aspects of our business and activities.  Affected employees were offered a severance package, which included a one-time cash payment depending on length of service and, if applicable, current value of a portion of equity awards that will be forfeited.  We recognized restructuring expense of $18 million for the three and six months ended June 30, 2018, of which $16 million was related to cash severance, including payroll taxes.  As of June 30, 2018, the plan has been substantially implemented.  However, there may be some additional cost recognized over the remainder of the year as our workforce reduction efforts conclude.

Interest Expense

	For the three months			For the six months
	ended June 30,		Increase/	ended June 30,		Increase/
(in millions except percentages)	2018	2017	(Decrease)	2018	2017	(Decrease)
Gross interest expense:
Senior notes	$51	$43	19%	$101	$87	16%
Credit arrangements	8	17	(53%)	23	31	(26%)
Amortization of debt costs	2	2	–%	4	4	–%
Total gross interest expense	61	62	(2%)	128	122	5%
Less: capitalization	(29)	(28)	4%	(57)	(56)	2%
Net interest expense	$32	$34	(6%)	$71	$66	8%

•

Interest expense related to our senior notes increased for the three and six months ended June 30, 2018, compared to the same periods in 2017, due to higher average interest rates primarily associated with our Senior Notes due 2026 and 2027, which were issued in September 2017.

•

Interest expense related to our credit arrangements decreased for the three and six months ended June 30, 2018, compared to the same periods in 2017, due to the extinguishment of our 2016 term loan and entering into our 2018 revolving credit agreement, which decreased our outstanding borrowing amount.

•

Capitalized interest increased $1 million for the three months ended June 30, 2018, compared to the same period in 2017, and increased as a percentage of gross interest expense primarily due to an increase in our average cost of debt. Capitalized interest increased $1 million for the six months ended June 30, 2018, compared to the same period in 2017, and decreased as a percentage of gross interest expense primarily due to the continued evaluation of a portion of our Southwest Appalachia assets.

Loss on Early Extinguishment of Debt

Concurrent with the closing of the new 2018 credit agreement on April 26, 2018, we repaid our $1,191 million 2016 secured term loan balance and recognized a loss on early debt extinguishment of $8 million on the unaudited condensed consolidated statements of operations related to the unamortized debt issuance expense.

Income Taxes

	For the three months				For the six months
	ended June 30,				ended June 30,
(in millions except percentages)	2018		2017		2018		2017
Income tax expense (benefit)	$	−	$	−	$	−	$	−
Effective tax rate		0%		0%		0%		0%

•

Our low effective tax rate is the result of our recognition of a valuation allowance that reduced the deferred tax asset primarily related to our current net operating loss carryforward.  A valuation allowance for deferred tax assets, including net operating losses, is recognized when it is more likely than not that some or all of the benefit from the deferred tax asset will not be realized.

Gain (Loss) on Derivatives

	For the three months		For the six months
	ended June 30,		ended June 30,
(in millions)	2018	2017	2018	2017
Gain (loss) on unsettled derivatives	$(56)	$173	$(54)	$319
Gain (loss) on settled derivatives	20	(39)	11	(69)
Gain (loss) on derivatives	$(36)	$134	$(43)	$250

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

LIQUIDITY AND CAPITAL RESOURCES

We depend on funds generated from our operations, our revolving credit facility and capital markets as our primary sources of liquidity.  Although we currently have approximately $1.5 billion of capacity on our revolving credit facility, we continue to be committed to our capital discipline strategy of investing within our cash flow from operations net of changes in working capital for the fiscal year 2018, supplemented by $40 million in 2017 cash flow carried forward into 2018.

Our cash flow from operating activities is highly dependent upon the sales prices that we receive for our natural gas and liquids production.  Natural gas, oil and NGL prices are subject to wide fluctuations and are driven by market supply and demand, which is impacted by many factors. The sales price we receive for our production is also influenced by our commodity hedging activities.  Our derivative contracts allow us to ensure a certain level of cash flow to fund our operations.   See “Quantitative and Qualitative Disclosures about Market Risks” in Item 3 and Note 7, in the unaudited condensed consolidated financial statements included in this Quarterly Report for further details.

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

Our short-term cash flows are also dependent on the timely collection of receivables from our customers and joint interest owners.   We actively manage this risk through credit management activities and, through the date of this filing, have not experienced any significant write-offs for non-collectable amounts.  However, any sustained inaccessibility of credit by our customers and joint interest partners could adversely impact our cash flows.

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

Credit Arrangements and Financing Activities

On April 26, 2018, as part of our strategic effort to increase financial flexibility and reduce costs, we replaced our 2016 credit facility (which consisted of a $1,191 million secured term loan and an unsecured $743 million revolving credit facility) with a new revolving credit facility.  Although the 2018 revolving credit facility has a maximum borrowing capacity of $3.5 billion and currently has commitments of $2.0 billion, it is subject to both a borrowing base that is determined semiannually in April and October by the lenders and the permitted lien limitations in our senior note indentures.  The borrowing base is subject to change based primarily on drilling results, commodity prices, the level of capital investing and operating costs.  The initial borrowing base under the 2018 credit facility is $3.2 billion.  The permitted lien provisions in the senior note indentures currently limit liens securing indebtedness to the greater of $2.0 billion and 25% of adjusted consolidated net tangible assets.  The 2018 revolving credit facility matures in April 2023; however, the maturity date will accelerate to December 2021 if, by that date, we have not amended, redeemed or refinanced at least $700 million of our senior notes due March 2022.  As of June 30, 2018, we had $360 million outstanding on our 2018 revolving credit facility and $169 million in letters of credit.

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

As of June 30, 2018, we were in compliance with all of the covenants of our revolving credit facility in all material respects.  We refer you to Note 10 of the unaudited condensed consolidated financial statements included in this Quarterly Report for additional discussion of the covenant requirements of our 2018 revolving credit facility.

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

At June 30, 2018, we had a long-term issuer credit rating of Ba2 by Moody’s, a long-term debt rating of BB by S&P and a long-term issuer default rating of BB by Fitch Ratings.  Any downgrades in our public debt ratings by Moody’s or S&P could increase our cost of funds.

Cash Flows

	For the six months ended June 30,
(in millions)	2018	2017
Net cash provided by operating activities	$664	$578
Net cash used in investing activities	(674)	(606)
Net cash used in financing activities	(868)	(284)

Cash Flow from Operations

•

Net cash provided by operating activities increased 15%, or $86 million, for the six months ended June 30, 2018, compared to the same period in 2017, primarily due to an $80 million improvement in our settled derivatives and an 8% increase in production volumes.

•

Net cash generated from operating activities provided 90% of our cash requirements for capital investments for the six months ended June 30, 2018 and 2017.  We focused our efforts in the first half of 2018 on operational efficiencies and execution initiatives, which positively impacted the pace of our activity, allowing us to accelerate production.  While the Company did decide to front load our 2018 capital program into the first half of the year, we remain committed to our capital discipline strategy of investing within our cash flow from operations, net of changes in working capital for the fiscal year 2018.

Cash Flow from Investing Activities

•

Total E&P capital investing increased $78 million for the three months ended June 30, 2018, compared to the same period in 2017, due to a $79 million increase in direct E&P capital investing and a $1 million decrease in capitalized interest and internal costs, as compared to the same period in 2017.  Of the $396 million invested in our E&P segment for the three months ended June 30, 2018, 93% was invested in the Appalachian basin.

•

Total E&P capital investing increased $129 million for the six months ended June 30, 2018, compared to the same period in 2017, due to a $129 million increase in direct E&P capital investing.  Capitalized interest and internal costs remained flat as compared to the same period in 2017.  Of the $730 million invested in our E&P segment for the six months ended June 30, 2018, 93% was invested in the Appalachian basin.

	For the six months ended June 30,
(in millions)	2018	2017
Cash Flows from Investing Activities
Additions to properties and equipment	$684	$619
Adjustments for capital investments
Changes in capital accruals	52	(11)
Other	5	7
Total capital investing	$741	$615

Capital Investing

	For the three months			For the six months
	ended June 30,		Increase/	ended June 30,		Increase/
(in millions except percentages)	2018	2017	(Decrease)	2018	2017	(Decrease)
E&P capital investing	$396	$318	25%	$730	$601	21%
Midstream capital investing	5	6	(17%)	9	12	(25%)
Other capital investing	2	1	100%	2	2	–%
Total capital investing	$403	$325	24%	$741	$615	20%

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2018	2017	2018	2017
E&P Capital Investments by Type:
Exploratory and development drilling, including workovers	$311	$224	$566	$432
Acquisitions of properties	16	24	36	45
Seismic expenditures	1	3	2	3
Drilling rigs, sand facility and other	15	13	20	15
Capitalized interest and expenses	53	54	106	106
Total E&P capital investments	$396	$318	$730	$601

E&P Capital Investments by Area:
Northeast Appalachia	$149	$133	$260	$245
Southwest Appalachia	220	129	422	250
Fayetteville Shale	10	27	25	66
New Ventures & Other	17	29	23	40
Total E&P capital investments	$396	$318	$730	$601

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Gross Operated Well Count Summary:
Drilled	37	26	69	59
Completed	56	39	85	88
Wells to sales	45	44	78	93

Actual capital expenditure levels may vary significantly from period to period due to many factors, including drilling results, natural gas, oil and NGL prices, industry conditions, the prices and availability of goods and services, and the extent to which properties are acquired or non-strategic assets are sold.

Cash Flow from Financing Activities

•

Net cash used in financing activities for the six months ended June 30, 2018 was $868 million, compared to $284 million for the same period in 2017.  During the six months ended June 30, 2018, $1,191 million was repaid on our 2016 term loan, $27 million was paid for the preferred stock dividend declared in the fourth quarter of 2017, $9 million was paid in debt issuance costs and $1 million was paid for tax withholding.  We also borrowed $360 million on our new 2018 revolving credit facility to repay part of the $1,191 million 2016 term loan.

(in millions except percentages)	June 30, 2018	December 31, 2017	Increase/(Decrease)
Debt (1)	$3,570	$4,391	$(821)
Equity	2,250	1,979	271
Total debt to capitalization ratio	61%	69%

Debt (1)	$3,570	$4,391	$(821)
Less: Cash and cash equivalents (1)	37	916	(879)
Debt, net of cash and cash equivalents (2)	$3,533	$3,475	$58

(1)

The decreases in total debt and cash and cash equivalents as of June 30, 2018, as compared to December 31, 2017, primarily relates to the repayment of the 2016 term loan in April 2018 and replacement with a new 2018 revolving credit facility.

(2)	Debt, net of cash and cash equivalents is a non-GAAP financial measure of a company’s ability to repay its debt if it was all due today.

We refer you to Note 10 of the unaudited condensed consolidated financial statements included in this Quarterly Report for additional discussion of our outstanding debt and credit facilities.

Working Capital

•	We had negative working capital of $291 million at June 30, 2018 primarily due to a decrease in our cash balance, as compared to December 31, 2017, associated with the repayment of our 2016 term loan.

•	At December 31, 2017, we had positive working capital of $729 million at December 31, 2017 primarily due to $916 million of cash and cash equivalents resulting from our fully-drawn 2016 term loan.

Off-Balance Sheet Arrangements

We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations.  As of June 30, 2018, our material off-balance sheet arrangements and transactions include operating lease arrangements and $169 million in letters of credit outstanding against our 2018 revolving credit facility.  There are no other transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of our capital resources.  For more information regarding off-balance sheet arrangements, we refer you to “Contractual Obligations and Contingent Liabilities and Commitments” in our 2017 Annual Report.

Contractual Obligations and Contingent Liabilities and Commitments

We have various contractual obligations in the normal course of our operations and financing activities.  Other than the firm transportation and gathering agreements discussed below, there have been no material changes to our contractual obligations from those disclosed in our 2017 Annual Report.

Contingent Liabilities and Commitments

As of June 30, 2018, our contractual obligations for demand and similar charges under firm transportation and gathering agreements to guarantee access capacity on natural gas and liquids pipelines and gathering systems totaled approximately $9.3 billion, $3.6 billion of which related to access capacity on future pipeline and gathering infrastructure projects that still require the granting of regulatory approvals and/or additional construction efforts.  This amount also included guarantee obligations of up to $835 million.  As of June 30, 2018, future payments under non-cancelable firm transportation and gathering agreements are as follows:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	5 to 8 years	More than 8 Years
Infrastructure Currently in Service	$5,762	$632	$1,167	$864	$1,106	$1,993
Pending Regulatory Approval and/or Construction (1)	3,566	78	344	451	731	1,962
Total Transportation Charges	$9,328	$710	$1,511	$1,315	$1,837	$3,955

(1)	Based on the estimated in-service dates as of June 30, 2018.

Substantially all of our employees are covered by defined benefit and postretirement benefit plans.  For the six months ended June 30, 2018, we have contributed $8 million to the pension and postretirement benefit plans.  We expect to contribute an additional $4 million to our pension and postretirement benefit plans during the remainder of 2018.  We recognized liabilities of $56 million and $59 million as of June 30, 2018 and December 31, 2017, respectively, as a result of the underfunded status of our pension and other postretirement benefit plans.  See Note 12 to the unaudited condensed consolidated financial statements included in this Quarterly Report for additional discussion about our pension and other postretirement benefits.

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

We are also subject to laws and regulations relating to the protection of the environment.  Environmental and cleanup related costs of a non-capital nature are accrued when it is both probable that a liability has been incurred and when the amount can be reasonably estimated.  Management believes any future remediation or other compliance related costs will not have a material effect on our financial position, results of operations or cash flows.

For further information, we refer you to “Litigation” and “Environmental Risk” in Note 11 to the unaudited condensed consolidated financial statements included in Item I of Part I of this Quarterly Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from the volatility in commodity prices, basis differentials and interest rates, as well as service costs and credit risk concentrations.  We use fixed price swap agreements, options, basis swaps and interest rate swaps to reduce the volatility of earnings and cash flow due to fluctuations in the prices of natural gas, oil and certain NGLs along with interest rates.  Our Board of Directors has approved risk management policies and procedures to utilize financial products for the reduction of defined commodity price risk.  Utilization of financial products for the reduction of interest rate risks is also overseen by our Board of Directors.  These policies prohibit speculation with derivatives and limit swap agreements to counterparties with appropriate credit standings.

Credit Risk

Our exposure to concentrations of credit risk consists primarily of trade receivables and derivative contracts associated with commodities trading.  Concentrations of credit risk with respect to receivables are limited due to the large number of our purchasers and their dispersion across geographic areas. During the six months ended June 30, 2018 and June 30, 2017, no single third-party purchaser accounted for 10% or more of our consolidated revenues.  We believe that the loss of any one customer would not have an adverse effect on our ability to sell our natural gas, oil and NGL production. See “Commodities Risk” below for discussion of credit risk associated with commodities trading.

Interest Rate Risk

As of June 30, 2018, we had approximately $3.2 billion of outstanding senior notes with a weighted average interest rate of 6.19%, and $360 million of revolving credit facility debt with a variable interest rate of 3.49%.  We currently have an interest rate swap in effect to mitigate a portion of our exposure to volatility in interest rates.

	Expected Maturity Date
($ in millions)	2018	2019	2020	2021	2022	Thereafter	Total
Fixed Rate Payments (1)	$–	$–	$92	$–	$1,000	$2,150	$3,242
Weighted Average Interest Rate	–%	–%	5.80%	–%	4.10%	7.19%	6.19%

Variable Rate Payments (1)	–	–	–	–	–	360 (1)	360 (1)
Weighted Average Interest Rate	–%	–%	–%	–%	–%	3.49%	3.49%

(1)	Excludes unamortized debt issuance costs and debt discounts.

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

The primary market risks relating to our derivative contracts are the volatility in market prices and basis differentials for our production.  However, the market price risk is offset by the gain or loss recognized upon the related sale or purchase of the production that is financially protected.  Credit risk relates to the risk of loss as a result of non-performance by our counterparties.  The counterparties are primarily major banks and integrated energy companies that management believes present minimal credit risks.  The credit quality of each counterparty and the level of financial exposure we have to each counterparty are closely monitored to limit our credit risk exposure.  Additionally, we perform both quantitative and qualitative assessments of these counterparties based on their credit ratings and credit default swap rates where applicable.  We have not incurred any counterparty losses related to non-performance and do not anticipate any losses given the information we have currently.  However, we cannot be certain that we will not experience such losses in the future.  We refer you to Note 7 of the unaudited condensed consolidated financial statements included in this Quarterly Report for additional details about our derivative instruments.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act.  Our disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, accumulate and communicate information to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and submission within the time periods specified in the SEC’s rules and forms.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those determined to be effective can provide only a level of reasonable assurance with respect to financial statement preparation and presentation.  Based on the evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2018 at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

(4.1)

Second Supplemental Indenture, dated as of April 26, 2018, between Southwestern Energy Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 26, 2018)

(4.2)

Fourth Supplemental Indenture, dated as of April 26, 2018, between Southwestern Energy Company, the guarantors named therein and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on April 26, 2018)

(4.3)

Second Supplemental Indenture, dated as of April 26, 2018, between Southwestern Energy Company, the guarantors named therein and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on April 26, 2018)

(10.1)

Credit Agreement, dated as of April 26, 2018 among Southwestern Energy Company, JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders from time to time party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 26, 2018)

(10.2)

Southwestern Energy Company 2013 Incentive Plan Form of Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 8, 2018)

(10.3)

Southwestern Energy Company 2013 Incentive Plan Form of Performance Unit Award Agreement (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 8, 2018)

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

SOUTHWESTERN ENERGY COMPANY
Registrant

Dated:	August 2, 2018	/s/ JULIAN M. BOTT
Julian M. Bott
Executive Vice President and
Chief Financial Officer