Form 10-Q
period 2018-09-30
SOUTHWESTERN ENERGY CO
filed 2018-10-25
CIK 7332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class			Outstanding as of October 23, 2018
Common Stock, Par Value $0.01			581,277,782

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

All statements, other than historical fact or present financial information, may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements that address activities, outcomes and other matters that should or may occur in the future, including, without limitation, statements regarding the financial position, business strategy, production and reserve growth and other plans and objectives for our future operations, are forward-

looking statements.  Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions, such statements are not guarantees of future performance.  We have no obligation and make no undertaking to publicly update or revise any forward-looking statements, except as may be required by law.

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

You should not place undue reliance on forward-looking statements.  They are subject to known and unknown risks, uncertainties and other factors that may affect our operations, markets, products, services and prices and cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.  In addition to any assumptions and other factors referred to specifically in connection with forward-looking statements, risks, uncertainties and factors that could cause our actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:

•	the timing and extent of changes in market conditions and prices for natural gas, oil and natural gas liquids (“NGLs”) (including regional basis differentials);
•	our ability to fund our planned capital investments;
•	a change in our credit rating;
•	the extent to which lower commodity prices impact our ability to service or refinance our existing debt;
•	the impact of volatility in the financial markets or other global economic factors;
•	difficulties in appropriately allocating capital and resources among our strategic opportunities;
•	the timing and extent of our success in discovering, developing, producing and estimating reserves;
•	our ability to maintain leases that may expire if production is not established or profitably maintained;
•	our ability to consummate the closing of the sale of our Fayetteville Shale assets and to realize the expected benefits from acquisitions;
•	our ability to transport our production to the most favorable markets or at all;
•	availability and costs of personnel and of products and services provided by third parties;
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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in millions, except share/per share amounts)	2018	2017	2018	2017
Operating Revenues:
Gas sales	$465	$394	$1,412	$1,368
Oil sales	62	27	141	73
NGL sales	112	55	252	132
Marketing	287	233	805	736
Gas gathering	25	28	73	85
Other	–	−	4	–
	951	737	2,687	2,394
Operating Costs and Expenses:
Marketing purchases	288	236	808	740
Operating expenses	206	170	588	481
General and administrative expenses	51	62	165	170
Restructuring charges	2	–	20	–
Depreciation, depletion and amortization	151	135	436	364
Impairments	161	–	161	–
Taxes, other than income taxes	26	24	64	75
	885	627	2,242	1,830
Operating Income	66	110	445	564
Interest Expense:
Interest on debt	56	58	180	175
Other interest charges	2	2	6	7
Interest capitalized	(29)	(29)	(86)	(85)
	29	31	100	97

Gain (Loss) on Derivatives	(65)	45	(108)	295
Loss on Early Extinguishment of Debt	–	(59)	(8)	(70)
Other Income (Loss), Net	(1)	(2)	1	6

Income (Loss) Before Income Taxes	(29)	63	230	698
Benefit for Income Taxes:
Current	–	(10)	−	(10)
Deferred	–	(4)	−	(4)
	–	(14)	−	(14)
Net Income (Loss)	$(29)	$77	$230	$712
Mandatory convertible preferred stock dividend	–	27	−	81
Participating securities - mandatory convertible preferred stock	–	7	1	83
Net Income (Loss) Attributable to Common Stock	$(29)	$43	$229	$548

Earnings (Loss) Per Common Share
Basic	$(0.05)	$0.09	$0.40	$1.11
Diluted	$(0.05)	$0.09	$0.39	$1.10

Weighted Average Common Shares Outstanding:
Basic	581,171,753	499,812,926	577,912,421	496,458,435
Diluted	581,171,753	502,290,779	579,828,858	498,527,671

The accompanying notes are an integral part of these

consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Net income (loss)	$(29)	$77	$230	$712

Change in value of pension and other postretirement liabilities:
Amortization of prior service cost and net gain included in net periodic pension cost (1)	4	1	4	2

Comprehensive income	$(25)	$78	$234	$714

(1)

Net of $1 million in taxes for the three and nine months ended September 30, 2018.  Net of less than $1 million in taxes for the three and nine months ended September 30, 2017.  However, all deferred tax activity incurred in other comprehensive income was offset by a valuation allowance.

The accompanying notes are an integral part of these

consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2018	2017
ASSETS	(in millions)
Current assets:
Cash and cash equivalents	$9	$916
Accounts receivable, net	397	428
Derivative assets	104	130
Other current assets	41	35
Current assets held for sale	64	–
Total current assets	615	1,509
Natural gas and oil properties, using the full cost method, including $1,767 million as of September 30, 2018 and $1,817 million as of December 31, 2017 excluded from amortization	24,880	23,890
Gathering systems	38	1,315
Other	479	564
Less: Accumulated depreciation, depletion and amortization	(19,928)	(19,997)
Total property and equipment, net	5,469	5,772
Other long-term assets	194	240
Long-term assets held for sale	780	–
TOTAL ASSETS	$7,058	$7,521
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$563	$533
Taxes payable	32	62
Interest payable	60	70
Dividends payable	–	27
Derivative liabilities	111	64
Other current liabilities	10	24
Current liabilities held for sale	116	–
Total current liabilities	892	780
Long-term debt	3,572	4,391
Pension and other postretirement liabilities	50	58
Other long-term liabilities	162	313
Long-term liabilities held for sale	177	–
Total long-term liabilities	3,961	4,762
Commitments and contingencies (Note 12)
Equity:
Common stock, $0.01 par value; 1,250,000,000 shares authorized; issued 586,195,162 shares as of September 30, 2018 and 512,134,311 as of December 31, 2017	6	5
Preferred stock, $0.01 par value, 10,000,000 shares authorized, 6.25% Series B Mandatory Convertible, $1,000 per share liquidation preference, 1,725,000 shares issued and outstanding as of December 31, 2017, converted to common stock on January 12, 2018	–	–
Additional paid-in capital	4,714	4,698
Accumulated deficit	(2,449)	(2,679)
Accumulated other comprehensive loss	(40)	(44)
Common stock in treasury, 4,860,280 shares as of September 30, 2018 and 31,269 shares as of December 31, 2017	(26)	(1)
Total equity	2,205	1,979
TOTAL LIABILITIES AND EQUITY	$7,058	$7,521

The accompanying notes are an integral part of these

consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended
	September 30,
(in millions)	2018	2017
Cash Flows From Operating Activities:
Net income	$230	$712
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	436	364
Amortization of debt issuance costs	6	7
Impairments	161	–
Deferred income taxes	–	(4)
(Gain) loss on derivatives, unsettled	113	(350)
Stock-based compensation	12	19
Loss on early extinguishment of debt	8	70
Other	7	(2)
Change in assets and liabilities:
Accounts receivable	(7)	3
Accounts payable	60	16
Taxes payable	–	(3)
Interest payable	(5)	(28)
Inventories	(9)	(1)
Other assets and liabilities	(41)	(14)
Net cash provided by operating activities	971	789

Cash Flows From Investing Activities:
Capital investments	(1,008)	(943)
Proceeds from sale of property and equipment	9	17
Other	4	5
Net cash used in investing activities	(995)	(921)

Cash Flows From Financing Activities:
Payments on short-term debt	–	(287)
Payments on long-term debt	(1,191)	(1,139)
Payments on revolving credit facility	(1,122)	–
Borrowings under revolving credit facility	1,482	–
Change in bank drafts outstanding	10	–
Proceeds from issuance of long-term debt	–	1,150
Debt issuance costs	(9)	(18)
Purchase of treasury stock	(25)	–
Preferred stock dividend	(27)	(8)
Cash paid for tax withholding	(1)	–
Net cash used in financing activities	(883)	(302)

Decrease in cash and cash equivalents	(907)	(434)
Cash and cash equivalents at beginning of year	916	1,423
Cash and cash equivalents at end of period	$9	$989

The accompanying notes are an integral part of these

consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Common Stock		Preferred Stock	Additional		Accumulated Other	Common
	Shares		Shares	Paid-In	Accumulated	Comprehensive	Stock in
	Issued	Amount	Issued	Capital	Deficit	Income (Loss)	Treasury	Total
	(in millions, except share amounts)
Balance at December 31, 2017	512,134,311	$5	1,725,000	$4,698	$(2,679)	$(44)	$(1)	$1,979
Comprehensive income:
Net income	–	–	–	–	208	–	–	208
Other comprehensive income	–	–	–	–	–	–	–	–
Total comprehensive income	–	–	–	–	–	–	–	208
Stock-based compensation	–	–	–	7	–	–	–	7
Conversion of preferred stock	74,998,614	1	(1,725,000)	(1)	–	–	–	–
Issuance of restricted stock	5,076	–	–	–	–	–	–	–
Cancellation of restricted stock	(160,168)	–	–	–	–	–	–	–
Performance units vested	214,866	–	–	–	–	–	–	–
Tax withholding – stock compensation	(338,808)	–	–	(1)	–	–	–	(1)
Balance at March 31, 2018	586,853,891	6	–	4,703	(2,471)	(44)	(1)	2,193
Comprehensive income:
Net income	–	–	–	–	51	–	–	51
Other comprehensive income	–	–	–	–	–	–	–	–
Total comprehensive income	–	–	–	–	–	–	–	51
Stock-based compensation	–	–	–	6	–	–	–	6
Issuance of restricted stock	307,743	–	–	–	–	–	–	–
Cancellation of restricted stock	(722,465)	–	–	–	–	–	–	–
Tax withholding – stock compensation	(9,068)	–	–	–	–	–	–	–
Balance at June 30, 2018	586,430,101	6	–	4,709	(2,420)	(44)	(1)	2,250
Comprehensive income:
Net income (loss)	–	–	–	–	(29)	–	–	(29)
Other comprehensive income	–	–	–	–	–	4	–	4
Total comprehensive income (loss)	−	–	–	–	–	–	–	(25)
Stock-based compensation	−	–	–	5	−	–	–	5
Issuance of restricted stock	30,924	–	–	–	–	–	–	–
Cancellation of restricted stock	(248,342)	–	–	–	–	–	–	–
Treasury stock	−	−	−	−	−	−	(25)	(25)
Tax withholding – stock compensation	(17,521)	–	–	–	–	–	–	–
Balance at September 30, 2018	586,195,162	$6	−	$4,714	$(2,449)	$(40)	$(26)	$2,205

The accompanying notes are an integral part of these

consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
(Unaudited)

	Common Stock		Preferred Stock	Additional		Accumulated Other	Common
	Shares		Shares	Paid-In	Accumulated	Comprehensive	Stock in
	Issued	Amount	Issued	Capital	Deficit	Income (Loss)	Treasury	Total
	(in millions, except share amounts)
Balance at December 31, 2016	495,248,369	$5	1,725,000	$4,677	$(3,725)	$(39)	$(1)	$917
Comprehensive income:
Net income	–	–	–	–	351	–	–	351
Other comprehensive income	–	–	–	–	–	–	–	–
Total comprehensive income	–	–	–	–	–	–	–	351
Stock-based compensation	–	–	–	10	–	–	–	10
Preferred stock dividend	2,751,410	–	–	–	–	–	–	–
Issuance of restricted stock	4,549,122	–	–	–	–	–	–	–
Cancellation of restricted stock	(113,185)	–	–	–	–	–	–	–
Performance units vested	121,208	–	–	–	–	–	–	–
Tax withholding – stock compensation	(59,455)	–	–	–	–	–	–	–
Balance at March 31, 2017	502,497,469	5	1,725,000	4,687	(3,374)	(39)	(1)	1,278
Comprehensive income:
Net income	–	–	–	–	284	–	–	284
Other comprehensive income	–	–	–	–	–	1	–	1
Total comprehensive income	–	–	–	–	–	–	–	285
Stock-based compensation	–	–	–	10	–	–	–	10
Preferred stock dividend	3,346,865	–	–	–	–	–	–	–
Issuance of restricted stock	353,803	–	–	–	–	–	–	–
Cancellation of restricted stock	(303,135)	–	–	–	–	–	–	–
Tax withholding – stock compensation	(1,729)	–	–	–	–	–	–	–
Issuance of stock awards	72	–	–	–	–	–	–	–
Balance at June 30, 2017	505,893,345	5	1,725,000	4,697	(3,090)	(38)	(1)	1,573
Comprehensive income:
Net income	–	–	–	–	77	–	–	77
Other comprehensive income	–	–	–	–	–	1	–	1
Total comprehensive income	−	–	–	–	–	–	–	78
Stock-based compensation	–	–	–	9	–	–	–	9
Preferred stock dividend	3,346,738	–	–	(8)	–	–	–	(8)
Issuance of restricted stock	133,197	–	–	–	–	–	–	–
Cancellation of restricted stock	(192,810)	–	–	–	–	–	–	–
Tax withholding – stock compensation	(37,811)	−	−	−	−	−	−	−
Balance at September 30, 2017	509,142,659	$5	1,725,000	$4,698	$(3,013)	$(37)	$(1)	$1,652

The accompanying notes are an integral part of these

consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

Southwestern Energy Company (including its subsidiaries, collectively “Southwestern” or the “Company”) is an independent energy company engaged in natural gas, oil and NGL exploration, development and production (“E&P”).  The Company is also focused on creating and capturing additional value through its marketing business.  Southwestern conducts most of its business through subsidiaries and operates principally in two segments: E&P and Midstream.

In September 2018, the Company announced that it had signed a Membership Interest Purchase Agreement (“MIPA”) to sell 100% of the equity in certain of its subsidiaries that owned and operated its Fayetteville Shale E&P and related midstream gathering assets for $1.865 billion in cash, subject to customary closing adjustments (“Fayetteville Shale sale”).  In accordance with the requirements of Rule 4-10 under the SEC’s Regulation S-X, the Company’s oil and gas properties included in the full cost pool are not presented as held for sale.  The Company has classified the remainder of the Fayetteville Shale-related assets as held for sale on the consolidated balance sheets beginning in the third quarter of 2018.  The Fayetteville Shale sale is discussed in further detail in Note 2.

The accompanying consolidated financial statements were prepared using accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission.  Certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been appropriately condensed or omitted in this Quarterly Report.  The Company believes the disclosures made are adequate to make the information presented not misleading.

The consolidated financial statements contained in this report include all normal and recurring material adjustments that, in the opinion of management, are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented herein.  It is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Annual Report”).

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

(2) ASSETS HELD FOR SALE

On August 30, 2018, the Company entered into a MIPA to effect the Fayetteville Shale sale.  In addition, the buyer will assume approximately $564 million of future contractual commitments, with the Company responsible for certain of these potential obligations up to approximately $126 million related to unused firm transportation through 2020.  In addition, the buyer will also assume future asset retirement obligations related to the operations sold.  The Company will novate to the buyer at closing certain natural gas derivative positions that the Company put in place on behalf of the buyer.  The transaction is expected to close in December 2018 and is subject to customary closing conditions.

In accordance with accounting guidance for Property, Plant and Equipment, assets held for sale are measured at the lower of the carrying value or fair value less costs to sell.  Because the assets outside of the full cost pool met the criteria for held for sale accounting, the Company determined the carrying value of certain non-full cost pool assets exceeded the fair value less costs to sell.  As a result, an impairment charge of $161 million was recorded during the three and nine months ended September 30, 2018, of which $145 million related to  midstream gathering assets held for sale and $15 million related to E&P assets held for sale.  Additionally, the Company recorded a $1 million impairment related to other non-core assets that were not included in the sale.  These impairments are included in Net Income (Loss) from Operations in the accompanying consolidated statements of operations.

While the Company’s full cost pool assets associated with the Fayetteville Shale sale are not considered held for sale and therefore are not measured at the lower of the carrying value or fair value less costs to sell as of September 30, 2018, the carrying value of the full cost pool will be reduced by a portion of the proceeds received upon the closing of the sale.  The following table presents the carrying value of the major categories of assets and liabilities of our Fayetteville Shale-related E&P and gathering businesses that are reflected as held for sale on our consolidated balance sheet at September 30, 2018:

September 30,
(in millions)	2018
Assets Held for Sale
Current assets:
Accounts receivable, net	$37
Derivative assets	23
Other current assets	4
Total current assets held for sale	$64

Long-term assets:
Property, plant and equipment, net	$748
Long-term derivative assets	11
Other long-term assets	21
Total long-term assets held for sale	$780

Liabilities Associated With Assets Held for Sale
Current liabilities:
Accounts payable	$62
Taxes payable	31
Derivative liabilities	10
Other current liabilities	13
Total current liabilities held for sale	$116

Long-term liabilities:
Long-term derivative liabilities	$39
Other long-term liabilities	138
Total long-term liabilities held for sale	$177

(3) REDUCTION IN WORKFORCE

On June 27, 2018, the Company notified affected employees of a workforce reduction plan, which resulted primarily from a previously announced study of structural, process and organizational changes to enhance shareholder value and continues with respect to other aspects the Company’s business activities.  Affected employees were offered a severance package, which included a one-time cash payment depending on length of service and, if applicable, current value of a portion of equity awards that were forfeited.  The plan was substantially implemented by June 30, 2018, and as of September 30, 2018, no further liability for severance payments has been accrued.

The following table presents a summary of the restructuring charges included in Income from Operations for the three and nine months ended September 30, 2018:

	For the three months ended	For the nine months ended
(in millions)	September 30, 2018	September 30, 2018
Severance (including payroll taxes) (1)	$1	$18
Professional fees	1	2
Total restructuring charges (2)	$2	$20

(1)

Includes approximately $2 million in cash severance payments related to the approximate fair value of a portion of unvested stock-based awards that were subsequently cancelled and approximately $389,000 in non-cash stock-based compensation for the nine months ended September 30, 2018.

(2)

Total restructuring charges were $2 million for the Company’s E&P segment for the three months ended September 30, 2018.  For the nine months ended September 30, 2018, restructuring charges were $18 million and $2 million for the Company’s E&P and Midstream segments, respectively.

(4) REVENUE RECOGNITION

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

Marketing.  The Company, through its marketing affiliate, generally markets natural gas, oil and NGLs for its affiliated E&P companies as well as other joint interest owners who choose to market with Southwestern.  In addition, the Company markets some products purchased from third parties.  Marketing revenues for natural gas, oil and NGL sales are recognized when control of the product is transferred to the customer at a designated delivery point.  The pricing provisions of the Company’s contracts are primarily tied to a market index with certain adjustments based on factors such as delivery, quality of the product and prevailing supply and demand conditions.  Under the Company’s marketing contracts, the delivery of each unit of natural gas, oil and NGLs represents a separate performance obligation, and revenue is recognized at the point in time when the performance obligations are fulfilled.  Customers are invoiced and revenues are recorded each month as natural gas, oil and NGLs are delivered, and payment terms are typically within 30 to 60 days of control transfer.  Furthermore, consideration from a customer corresponds directly with the value to the customer of the Company’s performance completed to date.  As a result, the Company recognizes revenue in the amount to which the Company has a right to invoice and has not disclosed information regarding its remaining performance obligations.

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

Disaggregation of Revenues

The Company presents a disaggregation of E&P revenues by product on the consolidated statements of operations net of intersegment revenues.  The following table reconciles operating revenues as presented on the consolidated statements of operations to the operating revenues by segment:

			Intersegment
(in millions)	E&P	Midstream	Revenues	Total
Three months ended September 30, 2018
Gas sales	$460	$–	$5	$465
Oil sales	61	–	1	62
NGL sales	112	–	–	112
Marketing	–	846	(559)	287
Gas gathering	–	66	(41)	25
Total	$633	$912	$(594)	$951

Three months ended September 30, 2017
Gas sales	$388	$–	$6	$394
Oil sales	27	–	–	27
NGL sales	55	–	–	55
Marketing	–	656	(423)	233
Gas gathering	–	78	(50)	28
Total	$470	$734	$(467)	$737

			Intersegment
(in millions)	E&P	Midstream	Revenues	Total
Nine months ended September 30, 2018
Gas sales	$1,395	$–	$17	$1,412
Oil sales	139	–	2	141
NGL sales	252	–	–	252
Marketing	–	2,403	(1,598)	805
Gas gathering	–	202	(129)	73
Other (1)	4	–	−	4
Total	$1,790	$2,605	$(1,708)	$2,687

Nine months ended September 30, 2017
Gas sales	$1,354	$–	$14	$1,368
Oil sales	73	–	–	73
NGL sales	132	–	–	132
Marketing	–	2,173	(1,437)	736
Gas gathering	–	241	(156)	85
Total	$1,559	$2,414	$(1,579)	$2,394

(1)	Other E&P revenues consists primarily of water sales to third-party operators.

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

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2018	2017	2018	2017
Northeast Appalachia	$254	$163	$794	$632
Southwest Appalachia	235	131	557	345
Fayetteville Shale	140	175	431	578
Other	4	1	8	4
Total	$633	$470	$1,790	$1,559

Receivables from Contracts with Customers

The following table reconciles the Company’s receivables from contracts with customers to consolidated accounts receivable as presented on the consolidated balance sheet:

(in millions)	September 30, 2018	December 31, 2017
Receivables from contracts with customers	$330	$322
Other accounts receivable	67	106
Total accounts receivable	$397	$428

Amounts recognized against the Company’s allowance for doubtful accounts related to receivables arising from contracts with customers were immaterial for the three and nine months ended September 30, 2018 and 2017.  The Company has no contract assets or contract liabilities associated with its revenues from contracts with customers.

(5) CASH AND CASH EQUIVALENTS

The following table presents a summary of cash and cash equivalents as of September 30, 2018 and December 31, 2017:

(in millions)	September 30, 2018	December 31, 2017
Cash	$8	$261
Marketable securities (1)	1	605
Other cash equivalents	–	50	(2)
Total	$9	$916

(1)	Primarily consists of government stable value money market funds.

(2)	Consists of time deposits.

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

Using the average quoted price from the first day of each month from the previous 12 months for Henry Hub natural gas of $2.91 per MMBtu, West Texas Intermediate oil of $63.43 per barrel and NGLs of $17.47 per barrel, adjusted for differentials, the Company’s net book value of its United States natural gas and oil properties did not exceed the ceiling amount at September 30, 2018.  The Company had no derivative positions that were designated for hedge accounting as of September 30, 2018.  Decreases in market prices as well as changes in production rates, levels of reserves, evaluation of costs excluded from amortization, future development costs and production costs could result in future ceiling test impairments.

Using the average quoted price from the first day of each month from the previous 12 months for Henry Hub natural gas of $3.00 per MMBtu, West Texas Intermediate oil of $46.27 per barrel and NGLs of $12.47 per barrel, adjusted for differentials, the Company’s net book value of its United States natural gas and oil properties did not exceed the ceiling amount at September 30, 2017.  The Company had no derivative positions that were designated for hedge accounting as of September 30, 2017.

(7) EARNINGS PER SHARE

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

In September 2018, the Company repurchased 4,829,011 of its outstanding common stock for approximately $25 million at an average price of $5.18 per share.

The following table presents the computation of earnings per share for the three and nine months ended September 30, 2018 and 2017:

	For the three months ended September 30,		For the nine months ended September 30,
(in millions, except share/per share amounts)	2018	2017	2018	2017
Net income (loss)	$(29)	$77	$230	$712
Mandatory convertible preferred stock dividend	–	27	–	81
Participating securities - mandatory convertible preferred stock	−	7	1	83
Net income (loss) attributable to common stock	$(29)	$43	$229	$548

Number of common shares:
Weighted average outstanding	581,171,753	499,812,926	577,912,421	496,458,435
Issued upon assumed exercise of outstanding stock options	–	–	–	–
Effect of issuance of non-vested restricted common stock	–	1,202,585	640,365	883,512
Effect of issuance of non-vested performance units	–	1,275,268	1,276,072	1,185,724
Weighted average and potential dilutive outstanding	581,171,753	502,290,779	579,828,858	498,527,671

Earnings (loss) per common share:
Basic	$(0.05)	$0.09	$0.40	$1.11
Diluted	$(0.05)	$0.09	$0.39	$1.10

The following table presents the common stock shares equivalent excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2018 and 2017, as they would have had an antidilutive effect:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Unexercised stock options	717	180,932	–	60,973
Unvested share-based payment	3,463,802	5,703,086	4,246,492	5,356,166
Performance units	2,000,553	1,036,422	856,703	1,036,422
Mandatory convertible preferred stock	–	74,999,895	3,296,642	74,999,895
Total	5,465,072	81,920,335	8,399,837	81,453,456

(8) DERIVATIVES AND RISK MANAGEMENT

The Company is exposed to volatility in market prices and basis differentials for natural gas, oil and NGLs which impacts the predictability of its cash flows related to the sale of those commodities.  These risks are managed by the Company’s use of certain derivative financial instruments.  As of September 30, 2018 and December 31, 2017, the Company’s derivative financial instruments consisted of fixed price swaps, two-way costless collars, three-way costless collars, basis swaps, call options and interest rate swaps.  A description of the Company’s derivative financial instruments is provided below:

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

On August 30, 2018, the Company entered into a MIPA to effect the Fayetteville Shale sale.  Included in the Fayetteville Shale sale are certain derivative positions associated with the Company’s production.  The current fair value of these derivatives are presented as held for sale assets and liabilities as of September 30, 2018, and the periodic changes in fair value are included in Gain (Loss) on Derivatives on the consolidated statements of operations.

The following tables provide information about the Company’s financial instruments that are sensitive to changes in commodity prices and that are used to protect the Company’s exposure.  The derivatives included in the Fayetteville Shale sale are excluded (see Note 2).  None of the financial instruments below are designated for hedge accounting treatment.  The tables present the notional amount, the weighted average contract prices and the fair value by expected maturity dates as of September 30, 2018:

Financial Protection on Production (1)
		Weighted Average Price per MMBtu
	Volume (Bcf)	Swaps	Sold Puts	Purchased Puts	Sold Calls	Basis Differential	Fair Value at September 30, 2018 ($ in millions)
Natural Gas
2018
Sold fixed price swaps	42	$2.91	$–	$–	$–	$–	$(5)
Two-way costless collars	6	–	–	2.90	3.27	–	–
Three-way costless collars	72	–	2.40	2.97	3.37	–	3
Total	120						$(2)
2019
Sold fixed price swaps	156	$2.92	$–	$–	$–	$–	$29
Two-way costless collars	53	–	–	2.80	2.98	–	8
Three-way costless collars	163	–	2.47	2.89	3.26	–	13
Total	372						$50
2020
Sold fixed price swaps	2	$2.77	$–	$–	$–	$–	$–
Three-way costless collars	47	–	2.43	2.80	3.09	–	3
Total	49						$3

Sold Basis Swaps
2018	16	$–	$–	$–	$–	$(0.55)	$(2)
2019	32	–	–	–	–	0.23	(8)
Total	48						$(10)

(1)	Excludes derivatives associated with the Fayetteville Shale sale (see Note 2).

	Volume (MBbls)	Weighted Average Strike Price per Bbl	Fair Value at September 30, 2018 ($ in millions)
Propane
2018
Sold fixed price swaps	778	$34.86	$(8)
2019
Sold fixed price swaps	1,506	$32.63	$(11)

Ethane
2018
Sold fixed price swaps	1,389	$13.30	$(13)
2019
Sold fixed price swaps	3,322	$13.38	$(16)

Other Derivative Contracts
	Volume (Bcf)	Weighted Average Strike Price per MMBtu	Fair Value at September 30, 2018 ($ in millions)
Purchased Call Options - Natural Gas
2020	68	$3.63	$2
2021	57	3.52	2
Total	125		$4

Sold Call Options - Natural Gas
2018	16	$3.50	$–
2019	52	3.50	(2)
2020	136	3.39	(8)
2021	114	3.33	(6)
Total	318		$(16)

	Volume (MBbl)	Weighted Average Strike Price per Bbl	Fair Value at September 30, 2018 ($ in millions)
Sold Call Options - Oil
2018	276	$65.00	$(2)
2019	270	65.00	(3)
Total	546		$(5)

	Volume (Bcf)	Weighted Average Strike Price per MMBtu	Basis Differential	Fair Value at September 30, 2018 ($ in millions)
Storage (1)
2018
Purchased fixed price swaps	0.2	$2.77	$–	$–
Sold fixed price swaps	0.2	2.89	–	–
Purchased basis swaps	0.1	–	(0.89)	–
Sold basis swaps	0.1	–	(0.62)	–
Total	0.6			$–
2019
Sold fixed price swaps	0.8	$3.03	$–	$–
Sold basis swaps	0.7	–	(0.44)	–
Total	1.5			$–

(1)	The Company has entered into certain derivatives to protect the value of volumes of natural gas injected into a storage facility that will be withdrawn at a later date.

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

The balance sheet classification of the assets and liabilities related to derivative financial instruments (none of which are designated for hedge accounting treatment) is summarized below as of September 30, 2018 and December 31, 2017:

Derivative Assets
	Balance Sheet Classification	Fair Value
		September 30, 2018		December 31, 2017
Derivatives not designated as hedging instruments:		(in millions)
Sold fixed price swaps - natural gas	Derivative assets	$46	(1)	$38
Two-way costless collars - natural gas	Derivative assets	12		5
Three-way costless collars - natural gas	Derivative assets	40		82
Sold basis swaps - natural gas	Derivative assets	5		2
Purchased call options - natural gas	Derivative assets	–		3	(2)
Interest rate swaps	Derivative assets	1		–
Sold fixed price swaps - natural gas	Other long-term assets	6		18
Two-way costless collars - natural gas	Other long-term assets	2		–
Three-way costless collars - natural gas	Other long-term assets	24		39
Purchased call options - natural gas	Other long-term assets	4		–
Interest rate swaps	Other long-term assets	1		–
Total derivative assets		$141		$187

Derivative Liabilities
	Balance Sheet Classification	Fair Value
		September 30, 2018		December 31, 2017
Derivatives not designated as hedging instruments:		(in millions)
Sold fixed price swaps - natural gas	Derivative liabilities	$6		$–
Sold fixed price swaps - propane	Derivative liabilities	19		–
Sold fixed price swaps - ethane	Derivative liabilities	31		–
Two-way costless collars - natural gas	Derivative liabilities	5		1
Three-way costless collars - natural gas	Derivative liabilities	28		36
Sold basis swaps - natural gas	Derivative liabilities	15		23
Sold call options - natural gas	Derivative liabilities	2		3
Sold call options - oil	Derivative liabilities	5		–
Interest rate swaps	Derivative liabilities	–		1
Sold fixed price swaps - natural gas	Other long-term liabilities	–		1
Sold fixed price swaps - propane	Other long-term liabilities	2		–
Sold fixed price swaps - ethane	Other long-term liabilities	2		–
Two-way costless collars - natural gas	Other long-term liabilities	1		–
Three-way costless collars - natural gas	Other long-term liabilities	17		30
Sold call options - natural gas	Other long-term liabilities	14		15
Total derivative liabilities		$147		$110

(1)

Includes $22 million in premiums paid related to certain natural gas fixed price swaps recognized as a component of derivative assets within current assets on the consolidated balance sheet at September 30, 2018. As certain natural gas fixed price swaps settle, the premium will be amortized and recognized as a component of gain (loss) on derivatives on the consolidated statement of operations.

(2)

Includes $1 million in premiums paid related to certain natural gas call options recognized as a component of derivative assets within current assets on the consolidated balance sheet at December 31, 2017.  As certain natural gas call options settled, the premium was amortized and recognized as a component of gain (loss) on derivatives on the consolidated statement of operations.

At September 30, 2018, the net fair value of the Company’s financial instruments related to commodities that are not classified as held for sale (included in the table above) was an $8 million liability.  The net fair value of the Company’s interest rate swaps was a $2 million asset as of September 30, 2018.

Upon the close of the Fayetteville Shale sale, certain derivatives are expected to be novated to the buyer.  The Company has classified these derivatives as held for sale assets or liabilities based on current market value.  The balance sheet classification of the held for sale assets and liabilities related to these derivative financial instruments is summarized below as of September 30, 2018:

Derivative Assets Held for Sale
	Balance Sheet Classification	Fair Value
		September 30, 2018
Derivatives not designated as hedging instruments:		(in millions)
Sold fixed price swaps - natural gas	Derivative assets	$23
Sold fixed price swaps - natural gas	Other long-term assets	11
Total derivative assets held for sale		$34

Derivative Liabilities Held for Sale
	Balance Sheet Classification	Fair Value
		September 30, 2018
Derivatives not designated as hedging instruments:		(in millions)
Sold fixed price swaps - natural gas	Derivative liabilities	$10
Sold fixed price swaps - natural gas	Other long-term liabilities	39
Total derivative liabilities held for sale		$49

See Note 2 for additional information regarding the derivatives classified as held for sale.

The following tables summarize the before-tax effect of the Company’s derivative instruments on the consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017:

Unsettled Gain (Loss) on Derivatives Recognized in Earnings

	Consolidated Statement of Operations	For the three months ended		For the nine months ended
	Classification of Gain (Loss)	September 30,		September 30,
Derivative Instrument	on Derivatives, Unsettled	2018	2017	2018	2017
		(in millions)
Sold fixed price swaps - natural gas	Gain (Loss) on Derivatives	$(17)	$(2)	$(46)	$174
Sold fixed price swaps - propane	Gain (Loss) on Derivatives	(10)	–	(19)	–
Sold fixed price swaps - ethane	Gain (Loss) on Derivatives	(27)	–	(29)	–
Two-way costless collars - natural gas	Gain (Loss) on Derivatives	2	3	4	48
Three-way costless collars - natural gas	Gain (Loss) on Derivatives	(7)	(1)	(36)	87
Sold basis swaps - natural gas	Gain (Loss) on Derivatives	(5)	24	11	(19)
Purchased call options - natural gas	Gain (Loss) on Derivatives	(2)	–	2	–
Sold call options - natural gas	Gain (Loss) on Derivatives	5	6	2	59
Sold call options - oil	Gain (Loss) on Derivatives	1	–	(5)	–
Interest rate swaps	Gain (Loss) on Derivatives	1	1	3	1
Total gain (loss) on unsettled derivatives		$(59)	$31	$(113)	$350

Settled Gain (Loss) on Derivatives Recognized in Earnings (1)

	Consolidated Statement of Operations	For the three months ended		For the nine months ended
	Classification of Gain (Loss)	September 30,		September 30,
Derivative Instrument	on Derivatives, Settled	2018	2017	2018		2017
		(in millions)
Sold fixed price swaps - natural gas	Gain (Loss) on Derivatives	$5	$7	$18		$(18)
Sold fixed price swaps - propane	Gain (Loss) on Derivatives	(5)	–	(6)		–
Sold fixed price swaps - ethane	Gain (Loss) on Derivatives	(6)	–	(6)		–
Two-way costless collars - natural gas	Gain (Loss) on Derivatives	–	–	4		(3)
Three-way costless collars - natural gas	Gain (Loss) on Derivatives	5	1	24		(4)
Sold basis swaps - natural gas	Gain (Loss) on Derivatives	(4)	9	(28)		(21)
Purchased call options - natural gas	Gain (Loss) on Derivatives	–	–	2	(2)	–
Sold call options - natural gas (3)	Gain (Loss) on Derivatives	–	(3)	(1)		(9)
Sold call options - oil	Gain (Loss) on Derivatives	(1)	–	(2)		–
Total gain (loss) on settled derivatives		$(6)	$14	$5		$(55)

Total gain (loss) on derivatives		$(65)	$45	$(108)		$295

(1)	The Company calculates gain (loss) on derivatives, settled, as the summation of gains and losses on positions that settled within the period.

(2)

Includes $1 million amortization of premiums paid related to certain natural gas call options for the nine months ended September 30, 2018, which is included in gain (loss) on derivatives on the consolidated statements of operations.

(3)	Includes $3 million amortization of premiums paid related to certain call options for the three and nine months ended September 30, 2017.

(9) RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables detail the components of accumulated other comprehensive income (loss) and the related tax effects for the nine months ended September 30, 2018:

(in millions)	Pension and Other Postretirement	Foreign Currency	Total
Beginning balance, December 31, 2017	$(30)	$(14)	$(44)
Other comprehensive income (loss) before reclassifications	–	–	–
Amounts reclassified from other comprehensive income (loss) (1)	4	–	4
Net current-period other comprehensive income (loss)	4	–	4
Ending balance, September 30, 2018	$(26)	$(14)	$(40)

(1)	See separate table below for details about these reclassifications.

Details about Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations	Amount Reclassified from Accumulated Other Comprehensive Income
		For the nine months ended September 30, 2018
		(in millions)
Pension and other postretirement:
Amortization of prior service cost and net gain (1)	Other Income (Loss), Net	$4
	Provision (benefit) for income taxes	–
	Net income	$4

Total reclassifications for the period	Net income	$4

(1)	See Note 13 for additional details regarding the Company’s pension and other postretirement benefit plans.

(10) FAIR VALUE MEASUREMENTS

Assets and liabilities measured at fair value on a recurring basis

The carrying amounts and estimated fair values of the Company’s financial instruments as of September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018				December 31, 2017
	Carrying		Fair		Carrying		Fair
(in millions)	Amount		Value		Amount		Value
Cash and cash equivalents	$9		$9		$916		$916
2018 revolving credit facility due April 2023	360		360		–		–
2016 term loan facility due December 2020 (1)(2)	–		–		1,191		1,191
Senior notes (3)	3,242		3,303		3,242		3,358
Derivative instruments, net (4)	(6)	(5)	(6)	(5)	77	(6)	77	(6)
Derivative instruments classified as held for sale, net	(15)		(15)		–		–

(1)	Excludes unamortized debt issuance costs and debt discounts.

(2)	Concurrent with the closing of the new 2018 credit facility agreement, the Company repaid the $1,191 million secured term loan balance on April 26, 2018.

(3)

In September 2018, the Company announced the initial results from its tender offers to repurchase certain outstanding senior notes contingent upon the closing of its Fayetteville Shale divestiture.  Based on the tenders received, the Company expects to repurchase $900 million of its outstanding senior notes.

(4)	Excludes derivatives classified as held for sale assets or liabilities.

(5)	Includes $22 million in premiums paid related to certain natural gas fixed price swaps recognized as a component of derivative assets within current assets on the consolidated balance sheet.

(6)	Includes $1 million in premiums paid related to certain natural gas call options recognized as a component of derivatives assets within current assets on the consolidated balance sheet.

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

The Company has classified its derivatives into these levels depending upon the data utilized to determine their fair values.  The Company’s fixed price swaps (Level 2) are estimated using third-party discounted cash flow calculations using the NYMEX futures index for natural gas and oil derivatives and Oil Price Information Service (“OPIS”) for ethane and propane derivatives.  The Company utilizes discounted cash flow models for valuing its interest rate derivatives (Level 2).  The net derivative values attributable to the Company’s interest rate derivative contracts as of September 30, 2018 are based on (i) the contracted notional amounts, (ii) active market-quoted London Interbank Offered Rate (“LIBOR”) yield curves and (iii) the applicable credit-adjusted risk-free rate yield curve.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 30, 2018
	Fair Value Measurements Using:
(in millions)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets (Liabilities) at Fair Value
Assets
Sold fixed price swap - natural gas (1)	$–	$86	$–	$86
Two-way costless collar - natural gas	–	14	–	14
Three-way costless collar - natural gas	–	64	–	64
Sold basis swap - natural gas	–	5	–	5
Purchased call option - natural gas	–	4	–	4
Interest rate swap	–	2	–	2
Liabilities
Sold fixed price swap - natural gas (1)	–	(55)	–	(55)
Sold fixed price swap - propane	–	(21)	–	(21)
Sold fixed price swap - ethane	–	(33)	–	(33)
Two-way costless collar - natural gas	–	(6)	–	(6)
Three-way costless collar - natural gas	–	(45)	–	(45)
Sold basis swap - natural gas	–	(15)	–	(15)
Sold call option - natural gas	–	(16)	–	(16)
Sold call option - oil	–	(5)	–	(5)
Total	$–	$(21)	$–	$(21)

(1)	Includes derivatives classified as held for sale (see Note 8).

	December 31, 2017
	Fair Value Measurements Using:
(in millions)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets (Liabilities) at Fair Value
Assets
Sold fixed price swap - natural gas	$–	$56	$–	$56
Two-way costless collar - natural gas	–	–	5	5
Three-way costless collar - natural gas	–	–	121	121
Purchased call option - natural gas (1)	–	–	3	3
Sold basis swap - natural gas	–	–	2	2
Liabilities
Sold fixed price swap - natural gas	–	(1)	–	(1)
Two-way costless collar - natural gas	–	–	(1)	(1)
Three-way costless collar - natural gas	–	–	(66)	(66)
Sold basis swap - natural gas	–	–	(23)	(23)
Sold call option - natural gas	–	–	(18)	(18)
Interest rate swap	–	(1)	–	(1)
Total	$–	$54	$23	$77

(1)

Includes $1 million in premiums paid related to certain natural gas call options recognized as a component of derivative assets within current assets on the consolidated balance sheet at December 31, 2017.

The table below presents reconciliations for the change in net fair value of derivative assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2018 and 2017.  The fair values of Level 3 derivative instruments were estimated using proprietary valuation models that utilized both market observable and unobservable parameters.  Level 3 instruments presented in the table consisted of net derivatives valued using pricing models incorporating assumptions that, in the Company’s judgment, reflected reasonable assumptions a marketplace participant would have used as of September 30, 2018 and 2017.

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in millions)	2018	2017	2018		2017
Balance at beginning of period	$–	$(52)	$22		$(195)
Total gains (losses):
Included in earnings	–	42	(17)		141
Settlements	–	(10)	1	(1)	34
Transfers into/out of Level 3 (2)	–	–	(6)		–
Balance at end of period	$–	$(20)	$–		$(20)
Change in gains (losses) included in earnings relating to derivatives still held as of September 30	$–	$32	$–		$175

(1)	Includes $1 million amortization of premiums paid related to certain natural gas call options for the nine months ended September 30, 2018.

(2)

Commodity derivatives previously presented as Level 3 were transferred to Level 2 in the second quarter of 2018 as the Company moved from using proprietary volatility inputs and forward curves to more widely available published information, increasing market observability.

Assets and liabilities measured at fair value on a nonrecurring basis

As further discussed in Note 2, the Company’s announcement of the Fayetteville Shale sale resulted in the reclassification of the related assets and liabilities to held for sale on the consolidated balance sheet.  Because the carrying value of certain non-full cost pool assets exceeded the fair value less costs to sell, the Company recorded an impairment charge of $161 million during the third quarter of 2018, of which $145 million related to midstream gathering assets held for sale and $15 million related to E&P assets held for sale.  Additionally, the company recorded a $1 million impairment related to other non-core assets that were not included in the sale.  The estimated fair value of the gathering assets is based on an estimated discounted cash flow model and market assumptions.  The significant Level 3 assumptions used in the calculation of estimated discounted cash flows included future commodity prices, projections of estimated quantities of natural gas reserves, operating costs, projections of future rates of production, inflation factors and risk adjusted discount rates.  These impairments are included in Net Income (Loss) from Operations in the accompanying consolidated statements of operations.

(11) DEBT

The components of debt as of September 30, 2018 and December 31, 2017 consisted of the following:

	September 30, 2018
(in millions)	Debt Instrument	Unamortized Issuance Expense	Unamortized Debt Discount	Total
Variable rate (3.590% at September 30, 2018) 2018 revolving credit facility, due April 2023 (1)	$360	$–	$–	$360
4.05% Senior Notes due January 2020 (2)(3)	92	–	–	92
4.10% Senior Notes due March 2022 (3)	1,000	(5)	–	995
4.95% Senior Notes due January 2025 (2)(3)	1,000	(8)	(1)	991
7.50 % Senior Notes due April 2026	650	(9)	–	641
7.75 % Senior Notes due October 2027	500	(7)	–	493
Total debt	$3,602	$(29)	$(1)	$3,572

	December 31, 2017
(in millions)	Debt Instrument	Unamortized Issuance Expense	Unamortized Debt Discount	Total
Variable rate (3.980% at December 31, 2017) 2016 term loan facility, due December 2020 (4)	$1,191	$(8)	$–	$1,183
4.05% Senior Notes due January 2020 (2)(3)	92	–	–	92
4.10% Senior Notes due March 2022 (3)	1,000	(7)	–	993
4.95% Senior Notes due January 2025 (2)(3)	1,000	(8)	(2)	990
7.50% Senior Notes due April 2026	650	(10)	–	640
7.75% Senior Notes due October 2027	500	(7)	–	493
Total debt	$4,433	$(40)	$(2)	$4,391

(1)

The $12 million of unamortized issuance expense associated with the 2018 revolving credit facility is classified as other long-term assets on the consolidated balance sheet and includes approximately $4 million in unamortized issuance expense associated with the Company’s previous 2016 revolving credit facility.

(2)

In February and June 2016, Moody’s and S&P downgraded certain senior notes, increasing the interest rates by 175 basis points effective July 2016.  As a result of the downgrades, interest rates increased to 5.80% for the 2020 Notes and 6.70% for the 2025 Notes.  In April and May 2018, S&P and Moody’s upgraded certain senior notes.  As a result of these upgrades, interest rates decreased to 5.30% for the 2020 Notes and 6.20% for the 2025 Notes effective July 2018.  The first coupon payment to the bondholders at the lower interest rate will be paid in January 2019.

(3)

In September 2018, the Company announced the initial results from its tender offers to repurchase certain outstanding senior notes contingent upon the closing of the Fayetteville Shale sale.  Based on the tenders received, the Company expects to repurchase $787 million of its 4.10% senior notes due March 2022, $40 million of its 4.05% senior notes due January 2020 and $73 million of its 4.95% senior notes due January 2025.

(4)	In April 2018, the Company repaid the $1,191 million secured term loan balance with cash on hand and borrowings under the 2018 credit facility.

Credit Facilities

2013 Credit Facility

In December 2013, the Company entered into a credit agreement that exchanged its previous revolving credit facility. Under the revolving credit facility, the Company had a borrowing capacity of $2.0 billion.  The revolving credit facility was unsecured and was not guaranteed by any subsidiaries.  In June 2016, this credit facility was substantially exchanged for a new credit facility comprised of a $1,191 million secured term loan and a new $743 million revolving credit facility.  The borrowing capacity of the original 2013 credit agreement was reduced from $2.0 billion to $66 million, remained unsecured and the maturity remained December 2018.  At December 31, 2017, there were no borrowings under the 2013 credit facility.  On April 26, 2018 the Company replaced its 2016 credit facility with the 2018 credit facility and terminated the 2013 credit facility.

2016 Credit Facility

In June 2016, the Company reduced its existing $2.0 billion unsecured revolving credit facility entered into in December 2013 to $66 million and entered into a new credit agreement for $1,934 million, consisting of a $1,191 million secured term loan and a new $743 million unsecured revolving credit facility, maturing in December 2020.  Concurrent with the closing of the new 2018 credit facility agreement on April 26, 2018, the Company repaid the $1,191 million secured term loan balance and recognized a loss on early debt extinguishment of $8 million on the consolidated income statement related to the unamortized issuance expense.  In addition, approximately $4 million of unamortized issuance expense associated with the closed $743 million revolving credit facility was carried forward into the unamortized issuance expenses of the 2018 credit facility.  At December 31, 2017 the $1,191 million secured term loan was fully drawn, there were no borrowings under the revolving credit facility, but $323 million in letters of credit was outstanding under the 2016 revolving credit facility.

2018 Revolving Credit Facility

On April 26, 2018, as part of the Company’s strategic effort to simplify the capital structure, increase financial flexibility and reduce costs, the Company replaced its 2016 credit facility (which consisted of a $1,191 million secured term loan and an unsecured $743 million revolving credit facility) with a new revolving credit facility (the “2018 credit facility”).  The 2018 credit facility has an aggregate maximum revolving credit amount of $3.5 billion and at September 30, 2018, had current borrowing base of $3.2 billion.  In October 2018, the borrowing base was reduced to $3.1 billion.  The Company’s current aggregate commitment is $2.0 billion.  Upon the closing of the Fayetteville Shale sale expected to occur in December 2018, the Company’s borrowing base will be further reduced to $2.1 billion with no change in borrowing commitment.  The 2018 credit facility is secured by substantially all of the assets owned by the Company and its subsidiaries.

The 2018 credit facility matures on April 26, 2023, provided that if the Company has not amended, redeemed or refinanced at least $700 million of its 2022 Senior Notes on or before December 14, 2021, the 2018 credit facility will mature on December 14, 2021.  The Company has successfully tendered for more than $700 million of its 2022 Senior Notes contingent on the closing of the Fayetteville Shale sale, which would eliminate this acceleration of maturity.

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

Each United States domestic subsidiary of the Company for which the Company owns 100% guarantees the 2018 credit facility.  Pursuant to requirements under the indentures governing its senior notes, each subsidiary that became a guarantor of the 2018 credit facility also became a guarantor of each of the Company’s senior notes.  See Note 18 for the Company’s Condensed Consolidated Financial Information, presented in accordance with Rule 3-10 of Regulation S-X.  At the closing of the Fayetteville Shale sale, its subsidiaries being sold will be released from these guarantees.

Concurrent with the closing of the 2018 credit agreement, the Company repaid the $1,191 million secured term loan balance with cash on hand and borrowings under the new revolving credit facility.  As of September 30, 2018, the Company’s borrowings under the 2018 revolving credit facility were $360 million.  Additionally, at September 30, 2018 the Company had $169 million in letters of credit outstanding under the 2018 revolving credit facility.

As of September 30, 2018, the Company was in compliance with all of the covenants of this credit agreement in all material respects.

Senior Notes

In January 2015, the Company completed a public offering of $350 million aggregate principal amount of its 3.30% senior notes due 2018 (the “2018 Notes”), $850 million aggregate principal amount of its 4.05% senior notes due 2020 (the “2020 Notes”) and $1.0 billion aggregate principal amount of its 4.95% senior notes due 2025 (the “2025 Notes” together with the 2018 and 2020 Notes, the “Notes”), with net proceeds from the offering totaling approximately $2.2 billion after underwriting discounts and offering expenses.  The interest rates on the Notes are determined based upon the public bond ratings from Moody’s and S&P.  Downgrades on the Notes from either rating agency increase interest costs by 25 basis points per downgrade level and upgrades decrease interest costs by 25 basis points per upgrade level, up to the stated coupon rate, on the following semi-annual bond interest payment.  In February and June 2016, Moody’s and S&P downgraded the Notes, increasing the interest rates by 175 basis points effective July 2016.  As a result of these downgrades, interest rates increased to 5.80% for the 2020 Notes and 6.70% for the 2025 Notes.  In the event of future downgrades, the coupons for this series of notes are capped at 6.05% and 6.95%, respectively.  The first coupon payment to the bondholders at the higher interest rates was paid in January 2017.  S&P and Moody’s upgraded the Notes in April and May 2018, respectively.  As a result of these upgrades, interest rates decreased to 5.30% for the 2020 Notes and 6.20% for the 2025 Notes effective July 2018.  The first coupon payment to the bondholders at the lower interest rates will be paid in January 2019.

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

As discussed in Note 2 above, on August 30, 2018, the Company entered into an agreement to sell its subsidiaries that own and operate its Fayetteville Shale E&P and related midstream gathering assets for $1.865 billion in cash, subject to customary closing adjustments.  The Company expects to use a portion of the proceeds to retire certain of its senior notes upon closing of the transaction.

In September 2018, the Company announced the initial results from its tender offers to repurchase certain outstanding senior notes contingent upon the successful closing of its Fayetteville Shale divestiture.  The Company intends to repurchase $787 million of its 4.10% senior notes due March 2022, $40 million of its 4.05% senior notes due January 2020 and $73 million of its 4.95% senior notes due January 2025.

(12) COMMITMENTS AND CONTINGENCIES

Operating Commitments and Contingencies

As of September 30, 2018, the Company’s contractual obligations for demand and similar charges under firm transportation and gathering agreements to guarantee access capacity on natural gas and liquids pipelines and gathering systems totaled approximately $9.2 billion, $3.5 billion of which related to access capacity on future pipeline and gathering infrastructure projects that still require the granting of regulatory approvals and additional construction efforts.  The Company also had guarantee obligations of up to $559 million of that amount.  As of September 30, 2018, future payments under non-cancelable firm transportation and gathering agreements were as follows:

	Payments Due by Period
		Less than 1				More than 8
(in millions)	Total	Year	1 to 3 Years	3 to 5 Years	5 to 8 Years	Years
Infrastructure currently in service	$5,743	$607	$1,100	$865	$1,136	$2,035
Pending regulatory approval and/or construction (1)	3,455	126	360	429	695	1,845
Total transportation charges	$9,198	$733	$1,460	$1,294	$1,831	$3,880

(1)	Based on estimated in-service dates as of September 30, 2018.

Under the MIPA, the buyer will assume approximately $564 million of contractual commitments. The Company will be responsible for certain of these potential obligations up to approximately $126 million related to unused firm transportation through 2020 and may remain as guarantor of certain other obligations.  The buyer will also assume future asset retirement obligations related to the operations sold.

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

Litigation

The Company is subject to various litigation, claims and proceedings that have arisen in the ordinary course of business, such as for alleged breaches of contract, miscalculation of royalties, employment matters, traffic accidents, pollution, contamination, encroachment on others’ property or nuisance.  The Company accrues for such items when a liability is both probable and the amount can be reasonably estimated.  It is not possible at this time to estimate the amount of any additional loss, or range of loss, that is reasonably possible, but, based on the nature of the claims, management believes that current litigation, claims and proceedings, individually or in aggregate and after taking into account insurance, are not likely to have a material adverse impact on the Company’s financial position, results of operations or cash flows, for the period in which the effect of that outcome becomes reasonably estimable.  Many of these matters are in early stages, so the allegations and the damage theories have not been fully developed, and are all subject to inherent uncertainties; therefore, management’s view may change in the future.

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

In June 2017, the jury returned a verdict in favor of the Company on all counts in Smith v. SEECO, Inc. et al., the class action in the federal court, whose plaintiff class comprises the vast majority of the lessors in these cases.  The plaintiff had asserted claims for, among other things, breach of contract, fraud, civil conspiracy, unjust enrichment and violation of certain Arkansas statutes.  Following the verdict, the court entered judgment in favor of the Company on all claims.  The trial court denied the plaintiff’s motion for a new trial, and the plaintiff has filed a notice of appeal with the United States Court of Appeals for the Eighth Circuit.  Independent of the plaintiff’s appeal, several different parties sought to intervene in the Smith case prior to or shortly after trial, and have appealed the trial court’s order denying their request to intervene.  Briefing is complete in these appeals, and oral argument has been granted but has not yet been scheduled.

In the second quarter of 2018, the Company entered into an agreement to settle another of the class actions, which has been pending in the Circuit Court of Conway County, Arkansas under the caption Snow et al. v. SEECO, Inc., et al.  The settlement received final approval by the court during the third quarter, and the deadline to appeal the order approving the settlement passed without any appeals filed.  The amount of the settlement is reflected in the Company’s consolidated statement of operations for the second quarter of 2018 and was paid early in the fourth quarter of 2018.  The third class action was dismissed in the second quarter of 2018.

The Smith and the Snow cases cover all affected lessors, except a small percentage who opted out.  Most of those have filed separate actions.  The Company does not expect those cases to have a material adverse effect on the results of operations, financial position or cash flows of the Company.  Additionally, it is not possible at this time to estimate the amount of any additional loss, or range of loss, that is reasonably possible.

Indemnifications

The Company provides certain indemnifications in relation to dispositions of assets.  These indemnifications typically relate to disputes, litigation or tax matters existing at the date of disposition.  No material liabilities have been recognized in connection with these indemnifications.

(13) PENSION PLAN AND OTHER POSTRETIREMENT BENEFITS

The Company maintains defined pension and other postretirement benefit plans, which cover substantially all of the Company’s employees.  Net periodic pension costs include the following components for the three and nine months ended September 30, 2018 and 2017:

		Pension Benefits
	Consolidated Statements of	For the three months ended		For the nine months ended
	Operations Classification of	September 30,		September 30,
(in millions)	Net Periodic Benefit Costs (1)	2018	2017	2018	2017
Service cost	General and administrative expenses	$2	$2	$8	$7
Interest cost	Other Income (Loss), Net	1	2	4	4
Expected return on plan assets	Other Income (Loss), Net	(2)	(1)	(6)	(4)
Amortization of prior service cost	Other Income (Loss), Net	–	–	–	–
Amortization of net loss	Other Income (Loss), Net	1	–	1	1
Net periodic benefit cost		$2	$3	$7	$8

(1)

In the first quarter of 2018, the Company adopted Accounting Standards Update No. 2017-07, which requires the service cost component to be disaggregated from the other components of net benefit cost, which are to be presented outside of income from operations.  See Note 17 – New Accounting Pronouncements for more information regarding this update.

The Company’s other postretirement benefit plan had a marginal net periodic benefit cost for the three months ended September 30, 2018, a net periodic benefit cost of $1 million for the three months ended September 30, 2017 and a net periodic benefit cost of $2 million for the nine months ended September 30, 2018 and 2017.

As of September 30, 2018, the Company has contributed $12 million to the pension and other postretirement benefit plans in 2018.  The Company does not expect to contribute to its pension plan during the remainder of 2018.  The Company recognized a liability of $34 million and $17 million related to its pension and other postretirement benefits, respectively, as of September 30, 2018, compared to a liability of $42 million and $17 million as of December 31, 2017.

The Company maintains a non-qualified deferred compensation supplemental retirement savings plan (“Non-Qualified Plan”) for certain key employees who may elect to defer and contribute a portion of their compensation, as permitted by the Non-Qualified Plan.  Shares of the Company’s common stock purchased under the terms of the Non-Qualified Plan are presented as treasury stock and totaled 10,653 shares and 31,269 shares at September 30, 2018 and December 31, 2017, respectively.

(14) STOCK-BASED COMPENSATION

On June 27, 2018, the Company announced a reduction in workforce.  Unvested stock-based awards of the affected employees were subsequently forfeited and the approximate fair value of a portion of those cancelled awards was included in a cash severance payment that was paid in the third quarter of 2018.  Stock-based compensation costs recognized prior to the cancellation as either general and administrative expense or capitalized expense were subsequently reclassified as restructuring charges for the three and nine months ended September 30, 2018 on the consolidated statements of operations.

The Company recognized the following amounts in total employee stock-based compensation costs for the three and nine months ended September 30, 2018 and 2017:

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2018	2017	2018	2017
Stock-based compensation cost – expensed	$7	$7	$20	$19
Stock-based compensation cost – capitalized	$3	$2	$10	$10

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

Equity-Classified Awards

The Company recognized the following amounts in employee equity-classified stock-based compensation costs for the three and nine months ended September 30, 2018 and 2017:

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2018	2017	2018	2017
Equity-classified awards – expensed	$3	$7	$12	$19
Equity-classified awards – capitalized	$2	$2	$6	$10

As of September 30, 2018, there was $28 million of total unrecognized compensation cost related to the Company’s unvested equity-classified stock option grants, equity-classified restricted stock grants and equity-classified performance units.  This cost is expected to be recognized over a weighted-average period of two years.

Equity-Classified Stock Options

The following table summarizes equity-classified stock option activity for the nine months ended September 30, 2018 and provides information for options outstanding and options exercisable as of September 30, 2018:

	Number	Weighted Average
	of Options	Exercise Price
	(in thousands)
Outstanding at December 31, 2017	6,020	$19.43
Granted	–	–
Exercised	–	–
Forfeited or expired	(72)	26.87
Outstanding at September 30, 2018	5,948	19.34
Exercisable at September 30, 2018	4,422	23.30

Equity-Classified Restricted Stock

The following table summarizes equity-classified restricted stock activity for the nine months ended September 30, 2018 and provides information for unvested shares as of September 30, 2018:

	Number	Weighted Average
	of Shares	Fair Value
	(in thousands)
Unvested shares at December 31, 2017	6,254	$8.85
Granted	344	4.71
Vested (1)	(1,462)	8.39
Forfeited	(1,143)	9.03
Unvested shares at September 30, 2018	3,993	8.61

(1)	Includes 670,385 shares forfeited as a result of the reduction in workforce.

Equity-Classified Performance Units

The following table summarizes equity-classified performance unit activity for the nine months ended September 30, 2018 and provides information for unvested units as of September 30, 2018.  The performance unit awards granted in 2015, 2016 and 2017 include a market condition based exclusively on the fair value of the Total Shareholder Return (“TSR”), as calculated by a Monte Carlo model.  The total fair value of the performance units is amortized to compensation expense on a straight line basis over the vesting period of the award.  The grant date fair value is calculated using the closing price of the Company’s common stock at the grant date.

	Number	Weighted Average
	of Shares (1)	Fair Value
	(in thousands)
Unvested units at December 31, 2017	1,084	$10.12
Granted	–	–
Vested	(290)	10.47
Forfeited	(125)	9.91
Unvested units at September 30, 2018	669	10.01

(1)

The actual payout of shares may range from a minimum of zero shares to a maximum of two shares per unit contingent upon TSR.  The performance units have a three-year vesting term and the actual disbursement of shares, if any, is determined during the first quarter following the end of the three-year vesting period.

(2)	Includes 95,914 units forfeited as a result of the reduction in workforce.

Liability-Classified Awards

The Company recognized the following amounts in employee liability-classified stock-based compensation costs for the three and nine months ended September 30, 2018:

	For the three months	For the nine months
	ended September 30,	ended September 30,
(in millions)	2018	2018
Liability-classified stock-based compensation cost – expensed	$4	$8
Liability-classified stock-based compensation cost – capitalized	$1	$4

Liability-Classified Restricted Stock Units

In the first quarter of 2018, the Company granted restricted stock units that vest over a period of four years and are payable in either cash or shares at the option of the Compensation Committee of the Company’s Board of Directors.  The Company has accounted for these as liability-classified awards, and accordingly changes in the market value of the instruments will be recorded to general and administrative expense and capitalized expense over the vesting period of the award.  As of September 30, 2018, there was $42 million of total unrecognized compensation cost related to liability-classified restricted stock units that is expected to be recognized over a weighted-average period of three years.

	Number	Weighted Average
	of Units	Fair Value
	(in thousands)
Unvested shares at December 31, 2017	–	$–
Granted	12,216	3.69
Vested	(232)	5.14
Forfeited	(2,297)	5.14
Unvested units at September 30, 2018	9,687	5.11

(1)	Includes 1,503,470 units forfeited as a result of the reduction in workforce.

Liability-Classified Performance Units

In the first quarter of 2018, the Company granted performance units that vest over a three-year period and are payable in either cash or shares at the option of the Compensation Committee of the Company’s Board of Directors.  The Company has accounted for these as liability-classified awards, and accordingly changes in the fair market value of the instruments will be recorded to general and administrative expense and capitalized expense over the vesting period of the awards.  The performance unit awards granted in 2018 include a performance condition based on cash flow per debt-adjusted share and two market conditions, one based on absolute TSR and the other on relative TSR as compared to a group of the Company’s peers, collectively the “Performance Measures.”  The fair values of the two market conditions are calculated by Monte Carlo models on a quarterly basis.  As of September 30, 2018, there was $16 million of total unrecognized compensation cost related to liability-classified performance units.  This cost is expected to be recognized over a weighted-average period of two years.  The final value of the performance unit awards is contingent upon the Company’s actual performance against the Performance Measures.

	Number	Weighted Average
	of Shares	Fair Value
	(in thousands)
Unvested shares at December 31, 2017	–	$–
Granted	3,200	3.70
Vested	–	–
Forfeited (1)	(210)	4.87
Unvested units at September 30, 2018	2,990	5.11

(1)	Includes 191,790 units forfeited as a result of the reduction in workforce.

(15) SEGMENT INFORMATION

The Company’s reportable business segments have been identified based on the differences in products or services provided.  Revenues for the E&P segment are derived from the production and sale of natural gas and liquids.  The Midstream segment generates revenue through the marketing of both Company and third-party produced natural gas and liquids volumes.

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

	E&P		Midstream		Other		Total
	(in millions)
Three months ended September 30, 2018:
Revenues from external customers	$639		$312		$–		$951
Intersegment revenues	(6)		600		–		594
Depreciation, depletion and amortization expense	140		11		–		151
Impairments	15		145		1		161
Operating income (loss)	175	(1)	(108)		(1)		66
Interest expense (2)	29		–		–		29
Loss on derivatives	(65)		–		–		(65)
Other loss, net	–		(1)		–		(1)
Assets	5,732	(3)	1,115	(4)	211	(5)	7,058
Capital investments (6)	295		–		3		298

Three months ended September 30, 2017:
Revenues from external customers	$476		$261		$–		$737
Intersegment revenues	(6)		473		–		467
Depreciation, depletion and amortization expense	120		15		–		135
Operating income	64		46		–		110
Interest expense (2)	31		–		–		31
Gain on derivatives	45		–		–		45
Loss on early extinguishment of debt	–		–		(59)		(59)
Other income (loss), net	1		(3)		–		(2)
Benefit for income taxes (2)	(14)		–		–		(14)
Assets	4,842		1,240		1,120	(5)	7,202
Capital investments (6)	320		9		2		331

	E&P		Midstream		Other		Total
	(in millions)
Nine months ended September 30, 2018:
Revenues from external customers	$1,809		$878		$–		$2,687
Intersegment revenues	(19)		1,727		–		1,708
Depreciation, depletion and amortization expense	383		53	(7)	–		436
Impairments	15		145		1		161
Operating income (loss)	510	(1)	(64)	(8)	(1)		445
Interest expense (2)	100		–		–		100
Loss on derivatives	(108)		–		–		(108)
Loss on early extinguishment of debt	–		–		(8)		(8)
Other income (loss), net	3		(2)		–		1
Assets	5,732	(3)	1,115	(4)	211	(5)	7,058
Capital investments (6)	1,025		9		5		1,039

Nine months ended September 30, 2017:
Revenues from external customers	$1,573		$821		$–		$2,394
Intersegment revenues	(14)		1,593		–		1,579
Depreciation, depletion and amortization expense	317		47		–		364
Operating income	435		129		–		564
Interest expense (2)	97		–		–		97
Gain on derivatives	295		–		–		295
Loss on early extinguishment of debt	–		–		(70)		(70)
Other income, net	5		1		–		6
Benefit for income taxes (2)	(14)		–		–		(14)
Assets	4,842		1,240		1,120	(5)	7,202
Capital investments (6)	921		21		4		946

(1)	Operating income for the E&P segment includes $2 million and $18 million related to restructuring charges for the three and nine months ended September 30, 2018.

(2)	Interest expense and benefit for income taxes by segment is an allocation of corporate amounts as they are incurred at the corporate level.

(3)	E&P assets includes $106 million of assets held for sale at September 30, 2018.

(4)	Midstream assets includes $738 million of assets held for sale at September 30, 2018.

(5)

Other assets represent corporate assets not allocated to segments and assets for non-reportable segments.  At September 30, 2018, other assets included approximately $9 million in cash and cash equivalents.  At September 30, 2017, other assets included approximately $989 million in cash and cash equivalents.

(6)

Capital investments include decreases of $31 million and $2 million for the three months ended September 30, 2018 and 2017, respectively, and an increase of $21 million and a decrease of $13 million for the nine months ended September 30, 2018 and 2017, respectively, relating to the change in capital accruals between periods.

(7)	Includes a $10 million impairment related to certain non-core gathering assets.

(8)

Operating loss for the Midstream segment includes a $10 million impairment related to certain non-core gathering assets and $2 million related to restructuring charges for the nine months ended September 30, 2018.

Included in intersegment revenues of the Midstream segment are $559 million and $423 million for the three months ended September 30, 2018 and 2017, respectively and $1,598 million and $1,437 million for the nine months ended September 30, 2018 and 2017, respectively for marketing of the Company’s E&P sales.  Corporate assets include cash and cash equivalents, furniture and fixtures and other costs.  Corporate general and administrative costs, depreciation expense and taxes, other than income taxes, are allocated to the segments.

(16) INCOME TAXES

The Company’s effective tax rate was approximately 0% and (21%) for the three months ended September 30, 2018 and 2017, and 0% and (2%) for the nine months ended September 30, 2018 and 2017, primarily as a result of the recognition of a valuation allowance.  A valuation allowance for deferred tax assets, including net operating losses, is recognized when it is more likely than not that some or all of the benefit from the deferred tax assets will not be realized.  To assess that likelihood, the Company uses estimates and judgment regarding future taxable income, and considers the tax consequences in the jurisdiction where such taxable income is generated, to determine whether a valuation allowance is required.  Such evidence can include current financial position, results of operations, both actual and forecasted, the reversal of deferred tax liabilities, and tax planning strategies as well as the current and forecasted business economics of the oil and gas industry.

The Company maintained its net deferred tax asset position at September 30, 2018 primarily due to the write-downs of the carrying value of natural gas and oil properties in 2015 and 2016.  The Company recorded an increase in its valuation allowance of $6 million and a decrease of $58 million for the three and nine months ended September 30, 2018, respectively.  For the three and nine months ended September 30, 2017, there were decreases in the Company’s valuation allowance of $38 million and $220 million, respectively.  Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of deferred tax assets.  In management’s view, the cumulative loss incurred over recent years outweighs any positive factors, such as the possibility of future growth.  The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income are increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as future expected growth.

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

In February 2018, the FASB issued Accounting Standards Update No. 2018-02 amending the FASB Accounting Standards relating to tax effects in accumulated other comprehensive income. See Note 17 – New Accounting Pronouncements for more information regarding this update.

(17) NEW ACCOUNTING PRONOUNCEMENTS

New Accounting Standards Implemented

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue with Contracts from Customers (Topic 606) (ASC 606, as subsequently amended).  ASC 606 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which an entity expects to be entitled to in exchange for those goods and services.  For public entities, ASC 606 became effective for fiscal years beginning after December 15, 2017.  The Company adopted ASC 606 with an effective date of January 1, 2018 using the modified retrospective approach.  The adoption of this standard did not have a material effect on the Company’s consolidated results of operations, financial position or cash flows.  Additional disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flow from contracts with customers are available in Note 4 – Revenue Recognition.

In March 2017, the FASB issued Accounting Standards Update No. 2017-07, Compensation - Retirement Benefits (Topic 715) (“Update 2017-07”), which provides additional guidance on the presentation of net benefit cost in the statement of operations and on the components eligible for capitalization in assets.  The guidance requires employers to disaggregate the service cost component from the other components of net benefit cost.  The service cost component of the net periodic benefit cost shall be reported in the same line item as other compensation costs arising from services rendered by the employees during the period, except for amounts capitalized.  All other components of net benefit cost shall be presented outside of a subtotal for income from operations.  The Company adopted Update 2017-07 during the first quarter of 2018 resulting in no material impact to its consolidated statements of operations, financial position or cash flows.  The non-service cost components of net periodic benefit cost are presented as a component of Other Income (Loss), Net for the nine months ended September 30, 2018 and 2017, and are disclosed in Note 13 – Pension Plan and Other Postretirement Benefits.  The Company ceased capitalizing the non-service cost components of net periodic benefit costs prospectively as of the beginning of the first quarter of 2018.

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230) (“Update 2016-15”), which seeks to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  The Company adopted this Update during the first quarter of 2018 resulting in no impact on its consolidated statements of cash flows.

In February 2018, the FASB issued Accounting Standards Update No. 2018-02 that will amend the FASB Accounting Standards relating to tax effects in accumulated other comprehensive income (Topic 220) (“Update 2018-02”).  Update 2018-02 permits a company to reclassify the stranded income tax effects of Tax Reform on items within accumulated comprehensive income to retained earnings.  Although the amendments in Update 2018-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, the Company has elected to early adopt the amendments of Update 2018-02 for the current period.  The implementation did not have a material impact on the Company’s consolidated statement of operations, financial position or cash flows due to the tax valuation allowance currently in place.  Any adjustments required under this Update would be fully offset by valuation allowance adjustments for both continuing operations and accumulated other comprehensive income.

New Accounting Standards Not Yet Implemented

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“Update 2016-02”), which seeks to increase transparency and comparability among organizations by, among other things, recognizing lease assets and lease liabilities on the balance sheet for leases classified as operating leases under previous GAAP and disclosing key information about leasing arrangements.  The codification was amended through additional ASUs.  Through September 2018, the Company made progress on contract reviews, drafting its accounting policies, evaluating the new disclosure requirements and implementing a software solution.  The Company will continue assessing the effect that Update 2016-02 and related ASUs may have on its consolidated financial statements and related disclosures, and anticipates that its assessment will be complete in 2018.  For public entities, Update 2016-02 becomes effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted.

(18) CONDENSED CONSOLIDATING FINANCIAL INFORMATION

On April 26, 2018, the Company entered into the 2018 credit facility.  Pursuant to requirements under the indentures governing its senior notes, each subsidiary that became a guarantor of the 2018 credit facility also became a guarantor of each of the Company’s senior notes.  The 2018 credit facility and senior notes are guaranteed on a senior unsecured basis by the Company, along with its material United States domestic subsidiaries (the “Guarantor Subsidiaries”), which are 100% owned by the Company.  These guarantees are full and unconditional and joint and several among the Guarantor Subsidiaries.  Certain of the Company’s operating units which are accounted for on a consolidated basis do not guarantee the 2018 credit facility and senior notes (“Non-Guarantor Subsidiaries”).  See Note 11 – Debt for additional information on the Company’s 2018 revolving credit facility and senior notes.  At the closing of the Fayetteville Shale sale, its subsidiaries being sold will be released from these guarantees.

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

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Three months ended September 30, 2018:
Operating Revenues:
Gas sales	$–	$465	$–	$–	$465
Oil sales	–	62	–	–	62
NGL sales	–	112	–	–	112
Marketing	–	287	–	–	287
Gas gathering	–	25	–	–	25
Other	–	–	–	–	–
	–	951	–	–	951
Operating Costs and Expenses:
Marketing purchases	–	288	–	–	288
Operating expenses	–	206	–	–	206
General and administrative expenses	–	51	–	–	51
Restructuring charges	–	2	–	–	2
Depreciation, depletion and amortization	–	151	–	–	151
Impairments	–	161	–	–	161
Taxes, other than income taxes	–	26	–	–	26
	–	885	–	–	885
Operating Income	–	66	–	–	66
Interest Expense, Net	29	–	–	–	29
Loss on Derivatives	–	(65)	–	–	(65)
Loss on Early Extinguishment of Debt	–	–	–	–	–
Other Income, Net	–	(1)	–	–	(1)
Equity in Earnings of Subsidiaries	–	–	–	–	–

Income (Loss) Before Income Taxes	(29)	–	–	–	(29)
Provision (Benefit) for Income Taxes	–	–	–	–	–
Net Income (Loss)	(29)	–	–	–	(29)
Mandatory convertible preferred stock dividend	–	–	–	–	–
Participating securities - mandatory convertible preferred stock	–	–	–	–	–
Net Income (Loss) Attributable to Common Stock	$(29)	$–	$–	$–	$(29)

Net Income (Loss)	$(29)	$–	$–	$–	$(29)
Other comprehensive income	4	–	–	–	4
Comprehensive Income (Loss)	$(25)	$–	$–	$–	$(25)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Three months ended September 30, 2017:
Operating Revenues:
Gas sales	$–	$394	$–	$–	$394
Oil sales	–	27	–	–	27
NGL sales	–	55	–	–	55
Marketing	–	233	–	–	233
Gas gathering	–	28	–	–	28
Other	–	–	–	–	–
	–	737	–	–	737
Operating Costs and Expenses:
Marketing purchases	–	236	–	–	236
Operating expenses	–	170	–	–	170
General and administrative expenses	–	62	–	–	62
Depreciation, depletion and amortization	–	135	–	–	135
Taxes, other than income taxes	–	24	–	–	24
	–	627	–	–	627
Operating Income	–	110	–	–	110
Interest Expense, Net	31	–	–	–	31
Gain on Derivatives	–	45	–	–	45
Loss on Early Extinguishment of Debt	(59)	–	–	–	(59)
Other Income, Net	–	(2)	–	–	(2)
Equity in Earnings of Subsidiaries	167	–	–	(167)	–

Income (Loss) Before Income Taxes	77	153	–	(167)	63
Provision (Benefit) for Income Taxes	–	(14)	–	–	(14)
Net Income (Loss)	$77	$167	$–	$(167)	$77
Mandatory convertible preferred stock dividend	27	–	–	–	27
Participating securities - mandatory convertible preferred stock	7	–	–	–	7
Net Income (Loss) Attributable to Common Stock	$43	$167	$–	$(167)	$43

Net Income (Loss)	$77	$167	$–	$(167)	$77
Other comprehensive income	1	–	–	–	1
Comprehensive Income (Loss)	$78	$167	$–	$(167)	$78

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Nine months ended September 30, 2018:
Operating Revenues:
Gas sales	$–	$1,412	$–	$–	$1,412
Oil sales	–	141	–	–	141
NGL sales	–	252	–	–	252
Marketing	–	805	–	–	805
Gas gathering	–	73	–	–	73
Other	–	4	–	–	4
	–	2,687	–	–	2,687
Operating Costs and Expenses:
Marketing purchases	–	808	–	–	808
Operating expenses	–	588	–	–	588
General and administrative expenses	–	165	–	–	165
Restructuring charges	–	20	–	–	20
Depreciation, depletion and amortization	–	436	–	–	436
Impairments	–	161	–	–	161
Taxes, other than income taxes	–	64	–	–	64
	–	2,242	–	–	2,242
Operating Income	–	445	–	–	445
Interest Expense, Net	100	–	–	–	100
Loss on Derivatives	–	(108)	–	–	(108)
Loss on Early Extinguishment of Debt	(8)	–	–	–	(8)
Other Income, Net	–	1	–	–	1
Equity in Earnings of Subsidiaries	338	−	–	(338)	–

Income (Loss) Before Income Taxes	230	338	–	(338)	230
Provision (Benefit) for Income Taxes	–	–	–	–	–
Net Income (Loss)	$230	$338	$–	$(338)	$230
Mandatory convertible preferred stock dividend	–	–	–	–	–
Participating securities - mandatory convertible preferred stock	1	–	–	–	1
Net Income (Loss) Attributable to Common Stock	$229	$338	$–	$(338)	$229

Net Income (Loss)	$230	$338	$–	$(338)	$230
Other comprehensive income	4	–	–	–	4
Comprehensive Income (Loss)	$234	$338	$–	$(338)	$234

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Nine months ended September 30, 2017:
Operating Revenues:
Gas sales	$–	$1,368	$–	$–	$1,368
Oil sales	–	73	–	–	73
NGL sales	–	132	–	–	132
Marketing	–	736	–	–	736
Gas gathering	–	85	–	–	85
Other	–	–	–	–	–
	–	2,394	–	–	2,394
Operating Costs and Expenses:
Marketing purchases	–	740	–	–	740
Operating expenses	–	481	–	–	481
General and administrative expenses	–	170	–	–	170
Depreciation, depletion and amortization	–	364	–	–	364
Taxes, other than income taxes	–	75	–	–	75
	–	1,830	–	–	1,830
Operating Income	–	564	–	–	564
Interest Expense, Net	97	–	–	–	97
Gain on Derivatives	–	295	–	–	295
Loss on Early Extinguishment of Debt	(70)	–	–	–	(70)
Other Income, Net	–	6	–	–	6
Equity in Earnings of Subsidiaries	879	–	–	(879)	–

Income (Loss) Before Income Taxes	712	865	–	(879)	698
Provision (Benefit) for Income Taxes	–	(14)	–	–	(14)
Net Income (Loss)	$712	$879	$–	$(879)	$712
Mandatory convertible preferred stock dividend	81	–	–	–	81
Participating securities - mandatory convertible preferred stock	83	–	–	–	83
Net Income (Loss) Attributable to Common Stock	$548	$879	$–	$(879)	$548

Net Income (Loss)	$712	$879	$–	$(879)	$712
Other comprehensive income	2	–	–	–	2
Comprehensive Income (Loss)	$714	$879	$–	$(879)	$714

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
September 30, 2018:
ASSETS
Cash and cash equivalents	$9	$–	$–	$–	$9
Accounts receivable, net	–	397	–	–	397
Other current assets	11	134	–	–	145
Current assets held for sale	–	64	–	–	64
Total current assets	20	595	–	–	615

Intercompany receivables	7,966	–	–	(7,966)	–

Natural gas and oil properties, using the full cost method	–	24,825	55	–	24,880
Gathering systems	–	11	27	–	38
Other	204	275	–	–	479
Less: Accumulated depreciation, depletion and amortization	(153)	(19,717)	(58)	–	(19,928)
Total property and equipment, net	51	5,394	24	–	5,469

Investments in subsidiaries (equity method)	–	24	–	(24)	–
Other long-term assets	21	173	–	–	194
Long-term assets held for sale	–	780	–	–	780
TOTAL ASSETS	$8,058	$6,966	$24	$(7,990)	$7,058

LIABILITIES AND EQUITY
Accounts payable	$122	$441	$–	$–	$563
Other current liabilities	69	144	–	–	213
Current liabilities held for sale	–	116	–	–	116
Total current liabilities	191	701	–	–	892

Intercompany payables	–	7,966	–	(7,966)	–

Long-term debt	3,572	–	–	–	3,572
Pension and other postretirement liabilities	50	–	–	–	50
Other long-term liabilities	10	152	–	–	162
Long-term liabilities held for sale	–	177	–	–	177
Negative carrying amount of subsidiaries, net	2,030	–	–	(2,030)	–
Total long-term liabilities	5,662	329	–	(2,030)	3,961
Commitments and contingencies
Total equity (accumulated deficit)	2,205	(2,030)	24	2,006	2,205
TOTAL LIABILITIES AND EQUITY	$8,058	$6,966	$24	$(7,990)	$7,058

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
December 31, 2017:
ASSETS
Cash and cash equivalents	$914	$2	$–	$–	$916
Accounts receivable, net	–	428	–	–	428
Other current assets	10	155	–	–	165
Total current assets	924	585	–	–	1,509

Intercompany receivables	7,978	–	–	(7,978)	–

Natural gas and oil properties, using the full cost method	–	23,834	56	–	23,890
Gathering systems	–	1,288	27	–	1,315
Other	207	357	–	–	564
Less: Accumulated depreciation, depletion and amortization	(134)	(19,804)	(59)	–	(19,997)
Total property and equipment, net	73	5,675	24	–	5,772

Investments in subsidiaries (equity method)	–	24	–	(24)	–
Other long-term assets	16	224	–	–	240
TOTAL ASSETS	$8,991	$6,508	$24	$(8,002)	$7,521

LIABILITIES AND EQUITY
Accounts payable	$73	$460	$–	$–	$533
Other current liabilities	110	137	–	–	247
Total current liabilities	183	597	–	–	780

Intercompany payables	–	7,978	–	(7,978)	–

Long-term debt	4,391	–	–	–	4,391
Pension and other postretirement liabilities	58	–	–	–	58
Other long-term liabilities	13	300	–	–	313
Negative carrying amount of subsidiaries, net	2,367	–	–	(2,367)	–
Total long-term liabilities	6,829	300	–	(2,367)	4,762
Commitments and contingencies
Total equity (accumulated deficit)	1,979	(2,367)	24	2,343	1,979
TOTAL LIABILITIES AND EQUITY	$8,991	$6,508	$24	$(8,002)	$7,521

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Nine months ended September 30, 2018:
Net cash provided by (used in) operating activities	$57	$1,396	$–	$(482)	$971
Investing activities:
Capital investments	(12)	(996)	–	–	(1,008)
Other	4	9	–	–	13
Net cash used in investing activities	(8)	(987)	–	–	(995)
Financing activities
Intercompany activities	(71)	(411)	–	482	–
Payments on long-term debt	(1,191)	–	–	–	(1,191)
Payments on revolving credit facility	(1,122)	–	–	–	(1,122)
Borrowings under revolving credit facility	1,482	–	–	–	1,482
Purchase of treasury stock	(25)	–	–	–	(25)
Preferred stock dividend	(27)	–	–	–	(27)
Other	–	–	–	–	–
Net cash provided by (used in) financing activities	(954)	(411)	–	482	(883)
Increase (decrease) in cash and cash equivalents	(905)	(2)	–	–	(907)
Cash and cash equivalents at beginning of year	914	2	–	–	916
Cash and cash equivalents at end of period	$9	$–	$–	$–	$9

Nine months ended September 30, 2017:
Net cash provided by (used in) operating activities	$735	$933	$–	$(879)	$789
Investing activities:
Capital investments	(30)	(909)	(4)	–	(943)
Other	1	21	–	–	22
Net cash used in investing activities	(29)	(888)	(4)	–	(921)
Financing activities
Intercompany activities	(834)	(48)	4	878	–
Payments on short-term debt	(287)	–	–	–	(287)
Payments on long-term debt	(1,139)	–	–	–	(1,139)
Proceeds from issuance of long-term debt	1,150	–	–	–	1,150
Other	(27)	–	–	1	(26)
Net cash provided by (used in) financing activities	(1,137)	(48)	4	879	(302)
Increase (decrease) in cash and cash equivalents	(431)	(3)	–	–	(434)
Cash and cash equivalents at beginning of year	1,416	7	–	–	1,423
Cash and cash equivalents at end of period	$985	$4	$–	$–	$989

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following updates information as to Southwestern Energy Company’s financial condition provided in our 2017 Annual Report and analyzes the changes in the results of operations between the three- and nine- month periods ended September 30, 2018 and 2017.  For definitions of commonly used natural gas and oil terms used in this Quarterly Report, please refer to the “Glossary of Certain Industry Terms” provided in our 2017 Annual Report.

The following discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in forward-looking statements for many reasons, including the risks described in “Cautionary Statement About Forward-Looking Statements” in the forepart of this Quarterly Report, in Item 1A, “Risk Factors” in Part I and elsewhere in our 2017 Annual Report, and Item 1A, “Risk Factors” in Part II in this Quarterly Report and any other quarterly report on Form 10-Q filed during the fiscal year.  You should read the following discussion with our consolidated financial statements and the related notes included in this Quarterly Report.

OVERVIEW

Background

Southwestern Energy Company (including its subsidiaries, collectively, “we,” “our,” “us,” “the Company” or “Southwestern”) is an independent energy company engaged in natural gas, oil and NGL exploration, development and production, which we refer to as “E&P.”  We are also focused on creating and capturing additional value through our marketing business, which we refer to as “Midstream.”  We conduct most of our businesses through subsidiaries, and we currently operate exclusively in the United States.

E&P.  Our primary business is the exploration for and production of natural gas, oil and NGLs, with our ongoing operations focused on the development of unconventional natural gas reservoirs located in Pennsylvania and West Virginia.  Our operations in northeast Pennsylvania, which we refer to as “Northeast Appalachia,” are primarily focused on the unconventional natural gas reservoir known as the Marcellus Shale.  Our operations in West Virginia and southwest Pennsylvania, which we refer to as “Southwest Appalachia,” are focused on the Marcellus Shale, the Utica and the Upper Devonian unconventional natural gas and oil reservoirs.  Collectively, our properties in Pennsylvania and West Virginia are herein referred to as the “Appalachian Basin.”

On August 30, 2018, we announced our entry into a Membership Interest Purchase Agreement (“MIPA”) to sell 100% of the equity in certain of our subsidiaries that conduct our operations in Arkansas, which are primarily focused on an unconventional natural gas reservoir known as the Fayetteville Shale for $1.865 billion, subject to closing adjustments and to customary closing conditions (“Fayetteville Shale sale”).  We expect to close the sale in December 2018.

We have smaller holdings in Colorado along with additional small acreage leased for potential testing for new resources.  We also have drilling rigs located in Pennsylvania and West Virginia, and we provide certain oilfield products and services, principally serving our E&P operations.

Midstream. Our marketing activities capture opportunities that arise through the marketing and transportation of natural gas, oil, and NGLs produced in our E&P operations.  Our Midstream operations currently include natural gas gathering operations in Arkansas related to our Fayetteville Shale assets and are included in the pending Fayetteville Shale sale.

Recent Financial and Operating Results

Significant third quarter 2018 operating and financial results include:

Total Company

•

Net loss attributable to common stock of $29 million, or $0.05 per diluted share, decreased 167% compared to net income attributable to common stock of $43 million, or $0.09 per diluted share, for the same period in 2017.  Excluding $161 million of impairments primarily related to assets held for sale, net income attributable to common stock of $132 million, or $0.23 per diluted share, increased 207% compared to net income for the same period in 2017.

•

Operating income of $66 million decreased 40% compared to operating income of $110 million for the same period in 2017 on a consolidated basis.  Excluding $161 million of impairments primarily related to assets held for sale, operating income of $227 million increased 106% compared to the same period in 2017 on a consolidated basis.

•	Net cash provided by operating activities of $307 million increased 45% from $211 million for the same period in 2017.

•	Total capital investing of $298 million decreased 10% from $331 million for the same period in 2017.

•	The Company repurchased 4.8 million shares of its common stock for approximately $25 million.

E&P

•	E&P segment operating income of $175 million was significantly higher than the $64 million for the same period in 2017.

•

Total net production of 252 Bcfe, including 187 Bcfe from the Appalachian Basin and 65 Bcf from the Fayetteville Shale, increased 9% compared to the same period in 2017 and was comprised of 86% natural gas and 14% NGLs and oil.

•

Excluding the effect of derivatives, our realized natural gas price of $2.14, realized oil price of $61.20 and realized NGL price of $21.60 increased 13%, 51% and 49% respectively, from the same period in 2017.

•	E&P segment invested $295 million in capital drilling 22 wells, completing 23 wells and placing 35 wells to sales.

Outlook

In the third quarter of 2018, we continued to build on the progress realized in the first half of the year regarding our strategy to reposition the Company, announced at the beginning of the year.  During the third quarter of 2018, we continued our focus on identifying and executing on opportunities to lower our cost structure.  We also announced the Fayetteville Shale sale.  This will allow us to strengthen our balance sheet and focus on our higher return Appalachian Basin assets.  Assuming the Fayetteville Shale sale closes in December 2018, our total production levels will be somewhat lower immediately following the closing but will be comprised of a higher percentage of liquids.

In addition to cost savings and portfolio restructuring, our efforts through the first nine months of 2018 on operational efficiencies and execution initiatives positively impacted the pace of our activity and allowed us to accelerate well completions, resulting in third quarter production of 252 Bcfe, which was higher than originally budgeted.

For the remainder of 2018, we expect to continue to exercise capital discipline by aligning our 2018 capital investing program with our expected cash flow from operations, net of changes in working capital.  We plan on utilizing the funds realized from the Fayetteville Shale sale to reduce debt, return capital to shareholders, supplement Appalachian Basin development, and for general corporate purposes.  As part of this strategy, during the third quarter of 2018 we repurchased $25 million of our outstanding common stock and have committed to the repurchase through a tender offer of $900 million aggregate principal amount of certain of our outstanding senior notes, subject to the closing of the Fayetteville Shale sale.  We remain committed to our strategy of investing no more than the cash we generate, supplemented by proceeds from the Fayetteville Shale sale, and to our focus on repositioning our portfolio by concentrating efforts on our highest return assets.

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

E&P

	For the three months			For the nine months
	ended September 30,			ended September 30,
(in millions)	2018		2017	2018		2017
Revenues	$633		$470	$1,790		$1,559
Operating costs and expenses	458	(1)	406	1,280	(2)	1,124
Operating income	$175		$64	$510		$435

Gain (loss) on derivatives, settled (3)(4)	$(6)		$14	$5		$(55)

(1)	Includes an impairment of $15 million related to certain non-full cost pool asset classified as held for sale and $2 million of restructuring charges for the three months ended September 30, 2018.

(2)	Includes $18 million of restructuring charges, $15 million of held for sale asset impairments and $8 million of legal settlement charges for the nine months ended September 30, 2018.

(3)	Represents the gain (loss) on settled commodity derivatives.

(4)	Includes $1 million amortization of premiums paid related to certain call options for the nine months ended September 30, 2018, and $3 million for the three and nine months ended September 30, 2017.

Operating Income

•

E&P segment operating income increased $111 million for the three months ended September 30, 2018, compared to the same period in 2017, due to a $163 million increase in revenues, partially offset by a $35 million increase in operating costs, a $15 million impairment of non-full cost pool assets held for sale and $2 million in restructuring costs.

•

Operating income for the E&P segment increased $75 million for the nine months ended September 30, 2018, compared to the same period in 2017, due to a $231 million increase in revenues, partially offset by a $123 million increase in operating costs, $18 million in restructuring charges and a $15 million impairment of non-full cost pool assets held for sale.

Revenues

The following illustrates the effects on sales revenues associated with changes in commodity prices and production volumes:

	Three Months Ended September 30,
	Natural
(in millions except percentages)	Gas	Oil	NGLs	Total
2017 sales revenues	$388	$27	$55	$470
Changes associated with prices	53	21	37	111
Changes associated with production volumes	19	13	20	52
2018 sales revenues	$460	$61	$112	$633
Increase from 2017	19%	126%	104%	35%

	Nine Months Ended September 30,
	Natural
(in millions except percentages)	Gas	Oil	NGLs	Total
2017 sales revenues	$1,354	$73	$132	$1,559
Changes associated with prices	(19)	42	66	89
Changes associated with production volumes	60	24	54	138
2018 sales revenues (1)	$1,395	$139	$252	$1,786
Increase from 2017	3%	90%	91%	15%

(1)	Excludes the impact of $4 million in other operating revenues, primarily related to water sales to third-party operators for the nine months ended September 30, 2018.

Production Volumes

	For the three months			For the nine months
	ended September 30,		Increase/	ended September 30,		Increase/
Production volumes:	2018	2017	(Decrease)	2018	2017	(Decrease)
Natural Gas (Bcf)
Northeast Appalachia	121	101	20%	341	285	20%
Southwest Appalachia	29	25	16%	73	60	22%
Fayetteville Shale (1)	65	78	(17%)	199	241	(17%)
Other	–	1	(100%)	–	1	(100%)
Total	215	205	5%	613	587	4%

Oil (MBbls)
Southwest Appalachia	989	639	55%	2,290	1,673	37%
Other	9	24	(63%)	44	74	(41%)
Total	998	663	51%	2,334	1,747	34%

NGL (MBbls)
Southwest Appalachia	5,180	3,799	36%	14,248	10,098	41%
Other	1	11	(91%)	24	36	(33%)
Total	5,181	3,810	36%	14,272	10,134	41%

Production volumes by area: (Bcfe)
Northeast Appalachia	121	101	20%	341	285	20%
Southwest Appalachia (2)	66	52	27%	172	131	31%
Fayetteville Shale (1)	65	78	(17%)	199	241	(17%)
Other	–	1	(100%)	–	1	(100%)
Total	252	232	9%	712	658	8%

Production percentage: (Bcfe)
Natural gas	86%	88%		86%	89%
Oil	2%	2%		2%	2%
NGL	12%	10%		12%	9%
Total	100%	100%		100%	100%

(1)	On August 30, 2018, we entered into a MIPA to effect the Fayetteville Shale sale. We expect this transaction to close in December 2018.

(2)

Approximately 65 Bcfe and 170 Bcfe for the three and nine months ended September 30, 2018, respectively, and approximately 51 Bcfe and 129 Bcfe for the three and nine months ended September 30, 2017, respectively, was produced from the Marcellus Shale formation.

•

Production volumes for our E&P segment increased by 20 Bcfe and 54 Bcfe for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017, as increased production volumes from Northeast and Southwest Appalachia more than offset decreased natural gas production volumes in the Fayetteville Shale.

Commodity Prices

The price we expect to receive for our production is a critical factor in determining the capital investments we make to develop our properties.  Commodity prices fluctuate due to a variety of factors we cannot control or predict, including increased supplies of natural gas, oil or NGLs due to greater exploration and development activities, weather conditions, political and economic events, and competition from other energy sources.  These factors impact supply and demand, which in turn determine the sales prices for our production.  In addition to these factors, the prices we realize for our production are affected by our hedging activities as well as locational differences in market prices, including basis differentials.  We will continue to evaluate the commodity price environments and adjust the pace of our activity in order to maintain appropriate liquidity and financial flexibility.

	For the three months			For the nine months
	ended September 30,		Increase/	ended September 30,		Increase/
	2018	2017	(Decrease)	2018	2017	(Decrease)
Natural Gas Price:
NYMEX Henry Hub Price ($MMBtu) (1)	$2.90	$3.00	(3%)	$2.90	$3.17	(9%)
Discount to NYMEX (2)	(0.76)	(1.11)	(32%)	(0.62)	(0.86)	(28%)
Average realized gas price per Mcf, excluding derivatives	$2.14	$1.89	13%	$2.28	$2.31	(1%)
Gain (loss) on settled financial basis derivatives ($/Mcf)	(0.03)	0.05		(0.04)	(0.04)
Gain (loss) on settled commodity derivatives ($/Mcf)	0.05	0.03		0.07	(0.05)
Average realized gas price per Mcf, including derivatives	$2.16	$1.97	10%	$2.31	$2.22	4%

Oil Price:
WTI oil price ($/Bbl)	$69.50	$48.20	44%	$66.75	$49.47	35%
Discount to WTI	(8.30)	(7.71)	8%	(7.24)	(7.99)	(9%)
Average oil price per Bbl, excluding derivatives	$61.20	$40.49	51%	$59.51	$41.48	43%
Loss on settled derivatives ($/Bbl)	(1.24)	–		(0.82)	–
Average oil price per Bbl, including derivatives	$59.96	$40.49	48%	$58.69	$41.48	41%

NGL Price:
Average net realized NGL price per Bbl, excluding derivatives	$21.60	$14.45	49%	$17.65	$13.04	35%
Gain (loss) on settled derivatives ($/Bbl)	(2.17)	0.02		(0.90)	0.02
Average net realized NGL price per Bbl, including derivatives	$19.43	$14.47	34%	$16.75	$13.06	28%
Percentage of WTI, excluding derivatives	31%	30%		26%	26%

Total Weighted Average Realized Price:
Excluding derivatives ($/Mcfe)	$2.51	$2.03	24%	$2.51	$2.37	6%
Including derivatives ($/Mcfe)	$2.48	$2.09	19%	$2.51	$2.29	10%

(1)	Based on last day settlement prices from monthly futures contracts.

(2)	This discount includes a basis differential, a heating content adjustment, physical basis sales, third-party transportation charges and fuel charges, and excludes financial basis hedges.

We receive a sales price for our natural gas at a discount to average monthly NYMEX settlement prices based on heating content of the gas, locational basis differentials and transportation and fuel charges.  Additionally, we receive a sales price for our oil and NGLs at a difference to average monthly West Texas Intermediate settlement and Mont Belvieu NGL composite prices, respectively, due to a number of factors including product quality, composition and types of NGLs sold, locational basis differentials, transportation and fuel charges.

We regularly enter into various hedging and other financial arrangements with respect to a portion of our projected natural gas, oil and NGL production in order to ensure certain desired levels of cash flow and to minimize the impact of price fluctuations, including fluctuations in locational market differentials.  We refer you to Item 3, “Quantitative and Qualitative Disclosures About Market Risk” and Note 8 to the consolidated financial statements, included in this Quarterly Report.

•

As of September 30, 2018, we have financially protected basis on approximately 16 Bcf and 32 Bcf of our 2018 and 2019 expected natural gas production, respectively, through the use of derivatives at a basis differential to NYMEX natural gas price of approximately ($0.55) per MMBtu and $0.23 per MMBtu for 2018 and 2019, respectively.  These amounts do not include the derivatives that will be novated to the buyer of the Fayetteville Shale assets upon sale close.

In addition, the table below presents the notional amount of our financially protected future production as of September 30, 2018:

	Remaining 2018	Full Year 2019	Full Year 2020
Natural gas (Bcf)	120	372	49
Propane (MBbls)	777	1,506	–
Ethane (MBbls)	1,398	3,322	–
Total financial protection on future production (Bcfe) (1)	133	401	49

(1)	Excludes derivatives that will be novated to the buyer of the Fayetteville Shale assets upon sale close.

•

As of September 30, 2018, we have also protected basis on approximately 85 Bcf and 121 Bcf of our expected 2018 and 2019 natural gas production, respectively, through physical sales arrangements at a basis differential to NYMEX natural gas price of approximately ($0.17) per MMBtu and ($0.16) per MMBtu for 2018 and 2019, respectively.

We refer you to Note 8 of the consolidated financial statements included in this Quarterly Report for additional details about our derivative instruments.

Operating Costs and Expenses

	For the three months				For the nine months
	ended September 30,			Increase/	ended September 30,				Increase/
(in millions except percentages)	2018	2017		(Decrease)	2018		2017		(Decrease)
Lease operating expenses	$232	$210		10%	$660		$591		12%
General & administrative expenses	44	54	(1)	(19%)	145	(2)	147	(1)	(1%)
Restructuring charges	2	–		100%	18		–		100%
Taxes, other than income taxes	25	22		14%	59		69		(14%)
Full cost pool amortization	131	111		18%	356		291		22%
Non-full cost pool DD&A	9	9		(–%)	27		26		4%
Impairments	15	–		100%	15		–		100%
Total operating costs	$458	$406	(1)	13%	$1,280	(2)	$1,124	(1)	14%

	For the three months				For the nine months
	ended September 30,			Increase/	ended September 30,				Increase/
Average unit costs per Mcfe:	2018	2017		(Decrease)	2018		2017		(Decrease)
Lease operating expenses	$0.92	$0.91		1%	$0.93		$0.90		3%
General & administrative expenses (3)	$0.18	$0.23	(4)	(23%)	$0.19	(5)	$0.22	(4)	(14%)
Taxes, other than income taxes (3)	$0.09	$0.10		(10%)	$0.08		$0.10		(24%)
Full cost pool amortization	$0.52	$0.48		8%	$0.50		$0.44		13%

(1)	Includes $11 million of legal settlement charges for the three and nine months ended September 30, 2017.

(2)	Includes $8 million of legal settlement charges for the nine months ended September 30, 2018.

(3)	Excludes restructuring charges.

(4)	Excludes $11 million of legal settlement charges for the three and nine months ended September 30, 2017.

(5)	Excludes $8 million of legal settlement charges for the nine months ended September 30, 2018.

Lease Operating Expenses

•

On a per Mcfe basis, lease operating expenses increased $0.01 and $0.03 for the three and nine months ended September 30, 2018, respectively, compared to the same periods of 2017, primarily due to additional NGL processing fees associated with our increased liquids production in Southwest Appalachia.

General and Administrative Expenses

•

General and administrative expenses decreased $10 million for the three months ended September 30, 2018, compared to the same period in 2017, primarily due to an $11 million legal settlement recorded in the third quarter of 2017.

•

General and administrative expenses decreased $2 million for the nine months ended September 30, 2018, compared to the same period in 2017, primarily due to a decrease in legal settlements and professional fees.

Taxes, Other than Income Taxes

•

On a per Mcfe basis, taxes, other than income taxes, may vary from period to period due to changes in ad valorem and severance taxes that result from the mix of our production volumes and fluctuations in commodity prices.  Taxes, other than income taxes, decreased $0.01 for the three months ended September 30, 2018, compared to the same period of 2017, primarily due to lower effective severance tax rates in Southwest Appalachia.

•

Taxes, other than income taxes, per Mcfe decreased $0.02 for the nine months ended September 30, 2018, compared to the same period of 2017, primarily due to an $8 million severance tax refund related to a favorable assessment on deductible expenses in Southwest Appalachia, favorable property tax assessments, reduced Pennsylvania impact fees, which are based on lower current commodity prices than the same period in 2017, and property and sales tax refunds recorded in the first quarter of 2018.

Full Cost Pool Amortization

•

Our full cost pool amortization rate increased $0.04 per Mcfe and $0.06 per Mcfe for the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017.  The increase in the average amortization rate resulted primarily from the addition of future development costs associated with proved undeveloped reserves recognized as a result of improved commodity prices.

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

•

Unevaluated costs excluded from amortization were $1.8 billion at September 30, 2018 and December 31, 2017.  The unevaluated costs excluded from amortization remained unchanged as the impact of $250 million of unevaluated capital invested in the first nine months of 2018 was offset by the evaluation of previously unevaluated properties totaling $301 million.

Impairments

In accordance with accounting guidance for Property, Plant and Equipment, assets held for sale are measured at the lower of the carrying value or fair value less costs to sell.  Because the assets outside of the full cost pool met the criteria for held for sale accounting, we determined the carrying value of certain non-full cost pool E&P assets exceeded the fair value less costs to sell.  As a result, an impairment charge of $15 million was recorded during the three and nine months ended September 30, 2018.

Midstream

	For the three months			For the nine months
	ended September 30,		Increase/	ended September 30,			Increase/
(in millions except percentages)	2018	2017	(Decrease)	2018		2017	(Decrease)
Marketing revenues	$846	$656	29%	$2,403		$2,173	11%
Gas gathering revenues	66	78	(15%)	202		241	(16%)
Marketing purchases	833	645	29%	2,368		2,141	11%
Operating costs and expenses	42	43	(2%)	156	(1)	144	8%
Impairments	145	–	100%	145		–	100%
Operating income (loss)	$(108)	$46	(335%)	$(64)		$129	(150%)

Volumes marketed (Bcfe)	301	273	10%	855		782	9%
Volumes gathered (Bcf)	103	123	(16%)	311		380	(18%)

Affiliated E&P natural gas production marketed	95%	97%		95%		96%
Affiliated E&P oil and NGL production marketed	65%	61%		67%		63%

(1)	Includes $10 million impairment related to certain non-core gathering assets and $2 million of restructuring charges for the nine months ended September 30, 2018.

Operating Income

•

Operating loss for the three months ended September 30, 2018 includes a $145 million impairment related to our midstream gathering assets held for sale.  Excluding this charge, operating income from our Midstream segment decreased $9 million for the three months ended September 30, 2018, compared to the same period in 2017, primarily due to a $12 million decrease in gas gathering revenues, partially offset by a $2 million increase in marketing margin and a $1 million decrease in operating costs and expenses.

•

Operating loss for the nine months ended September 30, 2018 includes $155 million of impairments, primarily related to our gathering assets held for sale along with certain other non-core gathering assets, and $2 million of restructuring charges.  Excluding these charges, operating income from our Midstream segment decreased $36 million for the nine months ended September 30, 2018, compared to the same period in 2017, primarily due to a $39 million decrease in gas gathering revenues, partially offset by a $3 million increase in marketing margin.

•

The margin generated from marketing activities was $13 million and $11 million for the three months ended September 30, 2018 and 2017, respectively, and $35 million and $32 million for the nine months ended September 30, 2018 and 2017, respectively.

Margins are driven primarily by volumes marketed and may fluctuate depending on the prices paid for commodities and the ultimate disposition of those commodities.  Increases and decreases in marketing revenues due to changes in commodity prices and volumes marketed are largely offset by corresponding changes in marketing purchase expenses.  We enter into derivative contracts from time to time with respect to our marketing activities to provide margin protection. For more information about our derivatives and risk management activities, we refer you to Item 3, “Quantitative and Qualitative Disclosures About Market Risks” and Note 8, in the consolidated financial statements included in this Quarterly Report for additional information.

Revenues

•

Revenues from our marketing activities increased $190 million for the three months ended September 30, 2018, compared to the same period in 2017, primarily due to a 17% increase in the price received for volumes marketed and a 28 Bcfe increase in the volumes marketed.

•

For the nine months ended September 30, 2018, revenues from our marketing activities increased $230 million compared to the same period in 2017, primarily due to a 73 Bcfe increase in the volumes marketed and a 1% increase in the price received for volumes marketed.

•

Gas gathering revenues decreased $12 million and $39 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017, primarily due to decreasing volumes gathered in the Fayetteville Shale.

Operating Costs and Expenses

•	Operating costs and expenses decreased $1 million for the three months ended September 30, 2018, compared to the same period in 2017, primarily due to decreased personnel costs.

•

Operating costs and expenses for the nine months ended September 30, 2018 includes a $10 million impairment related to certain non-core gathering assets recorded in the first quarter of 2018 and $2 million of restructuring charges recorded in the second quarter of 2018.  Excluding these charges, operating costs and expenses remained flat for the nine months ended September 30, 2018, compared to the same period in 2017.

Impairments

At September 30, 2018, we determined the carrying value of our gathering assets held for sale exceeded the fair value less costs to sell.  As a result, we recorded an impairment charge of $145 million in the third quarter of 2018.

Consolidated

Restructuring Charges

On June 27, 2018, we announced a workforce reduction plan, which resulted primarily from our previously announced study of structural, process and organizational changes to enhance shareholder value and continues with respect to other aspects of our business and activities.  Affected employees were offered a severance package, which included a one-time cash payment depending on length of service and, if applicable, current value of a portion of equity awards that will be forfeited.  We recognized restructuring expense of $2 million and $20 million for the three months and nine months ended September 30, 2018, respectively, of which $2 million and $18 million was related to cash severance, including payroll taxes, and professional fees, respectively.  The plan had been substantially implemented at June 30, 2018.  However, there may be some additional cost recognized over the remainder of the year as our workforce reduction efforts conclude and we continue to implement other identified cost savings initiatives.

Interest Expense

	For the three months			For the nine months
	ended September 30,		Increase/	ended September 30,		Increase/
(in millions except percentages)	2018	2017	(Decrease)	2018	2017	(Decrease)
Gross interest expense:
Senior notes	$49	$41	20%	$150	$128	17%
Credit arrangements	7	16	(56%)	30	47	(36%)
Amortization of debt costs	2	3	(33%)	6	7	(14%)
Total gross interest expense	58	60	(3%)	186	182	2%
Less: capitalization	(29)	(29)	–%	(86)	(85)	1%
Net interest expense	$29	$31	(6%)	$100	$97	3%

•

Interest expense related to our senior notes increased for the three and nine months ended September 30, 2018, compared to the same periods in 2017, due to higher average interest rates associated with our Senior Notes due 2026 and 2027, which were issued in September 2017.

•

Interest expense related to our credit arrangements decreased for the three and nine months ended September 30, 2018, compared to the same periods in 2017, due to the extinguishment of our 2016 term loan and entering into our 2018 revolving credit agreement, which decreased our outstanding borrowing amount.

•

Capitalized interest remained flat for the three months ended September 30, 2018, compared to the same period in 2017, and increased as a percentage of gross interest expense primarily due to an increase in our average cost of debt. Capitalized interest increased $1 million for the nine months ended September 30, 2018, compared to the same period in 2017, and remained flat as a percentage of gross interest expense.

Loss on Early Extinguishment of Debt

Concurrent with the closing of the new 2018 credit agreement on April 26, 2018, we repaid our $1,191 million 2016 secured term loan balance and recognized a loss on early debt extinguishment of $8 million on the consolidated statements of operations related to the unamortized debt issuance expense.

Income Taxes

	For the three months			For the nine months
	ended September 30,			ended September 30,
(in millions except percentages)	2018		2017	2018		2017
Income tax expense (benefit)	$	−	$(14)	$	−	$(14)
Effective tax rate		0%	(21%)		0%	(2%)

•

Our low effective tax rate is the result of our recognition of a valuation allowance that reduced the deferred tax asset primarily related to our current net operating loss carryforward.  A valuation allowance for deferred tax assets, including net operating losses, is recognized when it is more likely than not that some or all of the benefit from the deferred tax asset will not be realized.

Gain (Loss) on Derivatives

	For the three months		For the nine months
	ended September 30,		ended September 30,
(in millions)	2018	2017	2018	2017
Gain (loss) on unsettled derivatives	$(59)	$31	$(113)	$350
Gain (loss) on settled derivatives	(6)	14	5	(55)
Gain (loss) on derivatives	$(65)	$45	$(108)	$295

We refer you to Note 8 to the consolidated financial statements included in this Quarterly Report for additional details about our gain (loss) on derivatives.

New Accounting Standards Implemented in this Report

Refer to Note 17 to the consolidated financial statements of this Quarterly Report for a discussion of new accounting standards which have been implemented.

New Accounting Standards Not Yet Implemented in this Report

Refer to Note 17 to the consolidated financial statements of this Quarterly Report for a discussion of new accounting standards which have not yet been implemented.

LIQUIDITY AND CAPITAL RESOURCES

We depend on funds generated from our operations, our revolving credit facility and capital markets as our primary sources of liquidity.  Although we currently have approximately $1.5 billion of capacity on our revolving credit facility, we continue to be committed to our capital discipline strategy of investing within our cash flow from operations net of changes in working capital, supplemented by a portion of the proceeds from the sale of the Fayetteville Shale.

As discussed in Note 2 to the consolidated financial statements included in this Quarterly Report, in August 2018 we entered into a MIPA to sell 100% of the equity in our subsidiaries that own and operate our Fayetteville Shale E&P and related midstream gathering assets for $1.865 billion in cash, subject to customary closing adjustments.  The Fayetteville Shale sale is expected to close in December 2018.  Concurrent with entering into the MIPA, we announced (a) a conditional tender offer for up to $900 million aggregate principal amount of our certain of our senior notes, as discussed in Note 11 to the consolidated financial statements included in this Quarterly Report, (b) a share repurchase program of up to $200 million, of which $25 million has been spent through September 2018, and (c) allocation of up to $600 million over the next two years, in aggregate, supplementing cash flow to further develop our liquids-rich Appalachia assets and accelerate the path to self-funding.  Until investments are made, these funds will be used to repay credit facility borrowings.

Our cash flow from operating activities is highly dependent upon the sales prices that we receive for our natural gas and liquids production.  Natural gas, oil and NGL prices are subject to wide fluctuations and are driven by market supply and demand, which is impacted by many factors. The sales price we receive for our production is also influenced by our commodity hedging activities.  Our derivative contracts allow us to ensure a certain level of cash flow to fund our operations.    See “Quantitative and Qualitative Disclosures about Market Risks” in Item 3 and Note 8, in the consolidated financial statements included in this Quarterly Report for further details.

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

Credit Arrangements and Financing Activities

On April 26, 2018, as part of our strategic effort to increase financial flexibility and reduce costs, we replaced our 2016 credit facility (which consisted of a $1,191 million secured term loan and an unsecured $743 million revolving credit facility) with a new revolving credit facility.  Although the 2018 revolving credit facility currently has a maximum borrowing capacity of $3.5 billion and commitments of $2.0 billion, it is subject to both a borrowing base that is determined semiannually in April and October by the lenders and the permitted lien limitations in our senior note indentures.  The borrowing base is subject to change based primarily on drilling results, commodity prices, the level of capital investing and operating costs.  In October 2018, our borrowing base was reduced to $3.1 billion and, upon close of the Fayetteville Shale sale, will be further reduced to $2.1 billion.  The permitted lien provisions in the senior note indentures currently limit liens securing indebtedness to the greater of $2.0 billion and 25% of adjusted consolidated net tangible assets.  The 2018 revolving credit facility matures in April 2023; however, the maturity date will accelerate to December 2021 if, by that date, we have not amended, redeemed or refinanced at least $700 million of our senior notes due March 2022.  In September 2018, we successfully tendered for $787 million of our senior notes due March 2022 with anticipated proceeds from the Fayetteville Shale sale, contingent on closing the sale, which if completed would eliminate this acceleration.  As of September 30, 2018, we had $360 million outstanding on our 2018 revolving credit facility, which is expected to be paid back in full on completion of the Fayetteville Shale sale, and $169 million in letters of credit.

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

As of September 30, 2018, we were in compliance with all of the covenants of our revolving credit facility in all material respects.  We refer you to Note 11 of the consolidated financial statements included in this Quarterly Report for additional discussion of the covenant requirements of our 2018 revolving credit facility.

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

In September 2018, we announced the initial results from our tender offers to repurchase certain outstanding senior notes contingent upon the successful closing of the Fayetteville Shale sale.  In addition to the expected repurchase of $787 million of our 4.10% senior notes due March 2022 mentioned above, we also expect to repurchase $40 million of our 4.05% senior notes due January 2020 and $73 million of our 4.95% senior notes due January 2025.  In total, we expect to reduce our current senior note debt by $900 million and eliminate the outstanding balance under the 2018 revolving credit facility, the latter subject to the ability to reborrow.  If successful, the completion of the tender offers are expected to reduce our annual bond debt interest by approximately $39 million.

At September 30, 2018, we had a long-term issuer credit rating of Ba2 by Moody’s, a long-term debt rating of BB by S&P and a long-term issuer default rating of BB by Fitch Ratings.  Any upgrades or downgrades in our public debt ratings by Moody’s or S&P could decrease or increase our cost of funds, respectively.

Cash Flows

	For the nine months ended September 30,
(in millions)	2018	2017
Net cash provided by operating activities	$971	$789
Net cash used in investing activities	(995)	(921)
Net cash used in financing activities	(883)	(302)

Cash Flow from Operations

•

Net cash provided by operating activities increased 23%, or $182 million, for the nine months ended September 30, 2018, compared to the same period in 2017, primarily due to an 8% increase in production volumes and a 10% increase in our weighted average realized commodity price, including settled derivatives.

•

Net cash generated from operating activities provided 93% and 83% of our cash requirements for capital investments for the nine months ended September 30, 2018 and 2017, respectively.  We focused our efforts in the first half of 2018 on operational efficiencies and execution initiatives, which positively impacted the pace of our activity, allowing us to accelerate production.  While we deliberately concentrated our 2018 capital program into the first half of the year, we remain committed to our capital discipline strategy of investing within our cash flow from operations, net of changes in working capital, for the fiscal year 2018.  In this vein, our cash flows from operating activities exceeded our capital investing during the third quarter 2018.

Cash Flow from Investing Activities

•

Total E&P capital investing decreased $25 million for the three months ended September 30, 2018, compared to the same period in 2017, due to a $23 million decrease in direct E&P capital investing and a $2 million decrease in capitalized interest and internal costs, as compared to the same period in 2017.  Of the $295 million invested in our E&P segment for the three months ended September 30, 2018, 96% was invested in the Appalachian basin.

•

Total E&P capital investing increased $104 million for the nine months ended September 30, 2018, compared to the same period in 2017, due to a $105 million increase in direct E&P capital investing.  Capitalized interest and internal costs decreased $1 million as compared to the same period in 2017.  Of the $1,025 million invested in our E&P segment for the nine months ended September 30, 2018, 95% was invested in the Appalachian basin.

	For the nine months ended September 30,
(in millions)	2018	2017
Cash Flows from Investing Activities
Additions to properties and equipment	$1,008	$943
Adjustments for capital investments
Changes in capital accruals	21	(13)
Other	10	16
Total capital investing	$1,039	$946

Capital Investing

	For the three months			For the nine months
	ended September 30,		Increase/	ended September 30,		Increase/
(in millions except percentages)	2018	2017	(Decrease)	2018	2017	(Decrease)
E&P capital investing	$295	$320	(8%)	$1,025	$921	11%
Midstream capital investing	–	9	(100%)	9	21	(57%)
Other capital investing	3	2	50%	5	4	25%
Total capital investing	$298	$331	(10%)	$1,039	$946	10%

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2018	2017	2018	2017
E&P Capital Investments by Type:
Exploratory and development drilling, including workovers	$200	$220	$766	$652
Acquisitions of properties	10	22	46	67
Seismic expenditures	1	1	3	4
Water infrastructure project	26	13	39	19
Drilling rigs, sand facility and other	6	11	13	20
Capitalized interest and expenses	52	53	158	159
Total E&P capital investments	$295	$320	$1,025	$921

E&P Capital Investments by Area:
Northeast Appalachia	$100	$122	$360	$367
Southwest Appalachia	156	139	578	389
Fayetteville Shale	5	30	30	96
New Ventures & Other	34	29	57	69
Total E&P capital investments	$295	$320	$1,025	$921

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Gross Operated Well Count Summary:
Drilled	22	47	91	105
Completed	23	29	108	117
Wells to sales	35	36	113	129

Actual capital expenditure levels may vary significantly from period to period due to many factors, including drilling results, natural gas, oil and NGL prices, industry conditions, the prices and availability of goods and services, and the extent to which properties are acquired or non-strategic assets are sold.

Cash Flow from Financing Activities

•

Net cash used in financing activities for the nine months ended September 30, 2018 was $883 million, compared to $302 million for the same period in 2017.  During the nine months ended September 30, 2018, $1,191 million was repaid on our 2016 term loan, $27 million was paid for the preferred stock dividend declared in the fourth quarter of 2017, $25 million was paid to repurchase a portion of our outstanding common stock, $9 million was paid in debt issuance costs and $1 million was paid for tax withholding.  We also borrowed $360 million on our new 2018 revolving credit facility to repay part of the $1,191 million 2016 term loan.

(in millions except percentages)	September 30, 2018	December 31, 2017	Increase/(Decrease)
Debt (1)	$3,572	$4,391	$(819)
Equity	2,205	1,979	226
Total debt to capitalization ratio	62%	69%

Debt (1)	$3,572	$4,391	$(819)
Less: Cash and cash equivalents (1)	9	916	(907)
Debt, net of cash and cash equivalents (2)	$3,563	$3,475	$88

(1)

The decreases in total debt and cash and cash equivalents as of September 30, 2018, as compared to December 31, 2017, primarily relates to the repayment of the 2016 term loan in April 2018 and replacement with a new 2018 revolving credit facility.

(2)	Debt, net of cash and cash equivalents is a non-GAAP financial measure of a company’s ability to repay its debt if it was all due today.

We refer you to Note 11 of the consolidated financial statements included in this Quarterly Report for additional discussion of our outstanding debt and credit facilities.

Working Capital

•

We had negative working capital of $276 million at September 30, 2018, which represents a decrease in working capital of approximately $1 billion since December 31, 2017, primarily due to a decrease in our cash balance, as compared to December 31, 2017, associated with the repayment of our 2016 term loan.

•	At December 31, 2017, we had positive working capital of $729 million at December 31, 2017 primarily due to $916 million of cash and cash equivalents resulting from our fully-drawn 2016 term loan.

Off-Balance Sheet Arrangements

We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations.  As of September 30, 2018, our material off-balance sheet arrangements and transactions include operating lease arrangements and $169 million in letters of credit outstanding against our 2018 revolving credit facility.  There are no other transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of our capital resources.  For more information regarding off-balance sheet arrangements, we refer you to “Contractual Obligations and Contingent Liabilities and Commitments” in our 2017 Annual Report.

Contractual Obligations and Contingent Liabilities and Commitments

We have various contractual obligations in the normal course of our operations and financing activities.  Other than the firm transportation and gathering agreements discussed below, there have been no material changes to our contractual obligations from those disclosed in our 2017 Annual Report.

Contingent Liabilities and Commitments

As of September 30, 2018, our contractual obligations for demand and similar charges under firm transportation and gathering agreements to guarantee access capacity on natural gas and liquids pipelines and gathering systems totaled approximately $9.2 billion, $3.5 billion of which related to access capacity on future pipeline and gathering infrastructure projects that still require the granting of regulatory approvals and/or additional construction efforts.  This amount also included guarantee obligations of up to $559 million.  As of September 30, 2018, future payments under non-cancelable firm transportation and gathering agreements are as follows:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	5 to 8 years	More than 8 Years
Infrastructure currently in service	$5,743	$607	$1,100	$865	$1,136	$2,035
Pending regulatory approval and/or construction (1)	3,455	126	360	429	695	1,845
Total transportation charges	$9,198	$733	$1,460	$1,294	$1,831	$3,880

(1)	Based on the estimated in-service dates as of September 30, 2018.

Under the MIPA related to the Fayetteville Shale sale, the buyer will assume approximately $564 million of contractual commitments.  We will be responsible for certain of these potential obligations up to approximately $126 million related to unused firm transportation through 2020 and may remain as guarantor of certain other obligations.  The buyer will also assume future asset retirement obligations related to the operations sold.

Substantially all of our employees are covered by defined benefit and postretirement benefit plans.  For the nine months ended September 30, 2018, we have contributed $12 million to the pension and postretirement benefit plans.  We do not expect to contribute to our pension and postretirement benefit plans during the remainder of 2018.  We recognized liabilities of $51 million and $59 million as of September 30, 2018 and December 31, 2017, respectively, as a result of the underfunded status of our pension and other postretirement benefit plans.  See Note 13 to the consolidated financial statements included in this Quarterly Report for additional discussion about our pension and other postretirement benefits.

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

For further information, we refer you to “Litigation” and “Environmental Risk” in Note 12 to the consolidated financial statements included in Item I of Part I of this Quarterly Report.

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

Credit Risk

Our exposure to concentrations of credit risk consists primarily of trade receivables and derivative contracts associated with commodities trading.  Concentrations of credit risk with respect to receivables are limited due to the large number of our purchasers and their dispersion across geographic areas.  However, at September 30, 2018, two subsidiaries of Royal Dutch Shell Plc in aggregate accounted for approximately 11.3% of the month’s total natural gas, oil and NGL sales.  A default on this account could have a material impact on the Company, but we do not believe that there is a material risk of an event of default.  As of September 30, 2017, no single third-party purchaser accounted for 10% or more of our consolidated revenues.  We believe that the loss of any one customer would not have an adverse effect on our ability to sell our natural gas, oil and NGL production. See “Commodities Risk” below for discussion of credit risk associated with commodities trading.

Interest Rate Risk

As of September 30, 2018, we had approximately $3.2 billion of outstanding senior notes with a weighted average interest rate of 6.03%, and $360 million of revolving credit facility debt with a variable interest rate of 3.59%.  We currently have an interest rate swap in effect to mitigate a portion of our exposure to volatility in interest rates.  At September 30, 2018, we had a long-term issuer credit rating of Ba2 by Moody’s, a long-term debt rating of BB by S&P and a long-term issuer default rating of BB by Fitch Ratings.  Any upgrades or downgrades in our public debt ratings by Moody’s or S&P could decrease or increase our cost of funds, respectively

.

	Expected Maturity Date
($ in millions)	2018	2019	2020	2021	2022	Thereafter	Total
Fixed rate payments (1)	$–	$–	$92	$–	$1,000	$2,150	$3,242
Weighted average interest rate	–%	–%	5.30%	–%	4.10%	6.95%	6.03%

Variable rate payments (1)	–	–	–	–	–	360 (1)	360 (1)
Weighted average interest rate	–%	–%	–%	–%	–%	3.59%	3.59%

(1)	Excludes unamortized debt issuance costs and debt discounts.

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

The primary market risks relating to our derivative contracts are the volatility in market prices and basis differentials for our production.  However, the market price risk is offset by the gain or loss recognized upon the related sale or purchase of the production that is financially protected.  Credit risk relates to the risk of loss as a result of non-performance by our counterparties.  The counterparties are primarily major banks and integrated energy companies that management believes present minimal credit risks.  The credit quality of each counterparty and the level of financial exposure we have to each counterparty are closely monitored to limit our credit risk exposure.  Additionally, we perform both quantitative and qualitative assessments of these counterparties based on their credit ratings and credit default swap rates where applicable.  We have not incurred any counterparty losses related to non-performance and do not anticipate any losses given the information we have currently.  However, we cannot be certain that we will not experience such losses in the future.  We refer you to Note 8 of the consolidated financial statements included in this Quarterly Report for additional details about our derivative instruments.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act.  Our disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, accumulate and communicate information to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and submission within the time periods specified in the SEC’s rules and forms.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those determined to be effective can provide only a level of reasonable assurance with respect to financial statement preparation and presentation.  Based on the evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2018 at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to “Litigation” and “Environmental Risk” in Note 12 to the consolidated financial statements included in Item 1 of Part I of this Quarterly Report for a discussion of the Company’s legal proceedings.

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

ITEM 5. OTHER INFORMATION

On October 22, 2018, the Company, the agents and the lenders under the Company’s 2018 credit facility described above entered into an amendment to the governing credit agreement that (a) modifies the Company’s ability to engage in third-party commodity marketing transactions, (b) increases the maximum permitted Total Net Leverage Ratio for making certain Restricted Payments (as those terms are defined in the credit agreement) to 3.00 to 1.00 and (c) establishes the Borrowing Base at $3.1 billion, to be reduced by $1.0 billion at the closing of the Fayetteville asset sale.  The foregoing description of the amendment to the 2018 credit facility is a summary only and is qualified in its entirety by reference to the Amendment No. 1 to Credit Agreement, a copy of which is attached as Exhibit 10.2 and is incorporated herein by reference.

ITEM 6. EXHIBITS

(2.1)

Membership Interest Purchase Agreement dated as of August 30, 2018, between Southwestern Energy Company and Flywheel Energy Operating, LLC (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 4, 2018)

(4.1)

Second Supplemental Indenture, dated as of April 26, 2018, between Southwestern Energy Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 26, 2018)

(4.2)

Fourth Supplemental Indenture, dated as of April 26, 2018, between Southwestern Energy Company, the guarantors named therein and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on April 26, 2018)

(4.3)

Second Supplemental Indenture, dated as of April 26, 2018, between Southwestern Energy Company, the guarantors named therein and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on April 26, 2018)

(4.4)

Third Supplemental Indenture, dated as of September 17, 2018, between Southwestern Energy Company and The Bank of New York Mellon Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on September 18, 2018)

(10.1)

Credit Agreement, dated as of April 26, 2018 among Southwestern Energy Company, JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders from time to time party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 26, 2018)

(10.2)*	Amendment No. 1 to Credit Agreement, dated as of April 26, 2018 among Southwestern Energy Company, JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders from time to time party thereto
(10.3)

Southwestern Energy Company 2013 Incentive Plan Form of Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 8, 2018)

(10.4)

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

SOUTHWESTERN ENERGY COMPANY
Registrant

Dated:	October 25, 2018	/s/ JULIAN M. BOTT
Julian M. Bott
Executive Vice President and
Chief Financial Officer