Form 10-Q
period 2019-03-31
SOUTHWESTERN ENERGY CO
filed 2019-04-25
CIK 7332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the quarterly period ended March 31, 2019
Or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of April 23, 2019
Common Stock, Par Value $0.01	541,156,741

SOUTHWESTERN ENERGY COMPANY
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

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
Should one or more of the risks or uncertainties described above or elsewhere in this Quarterly Report occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.  We specifically disclaim all responsibility to update publicly any information contained in a forward-looking statement or any forward-looking statement in its entirety and therefore disclaim any resulting liability for potentially related damages.
All forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary statement.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended March 31,
(in millions, except share/per share amounts)	2019	2018
Operating Revenues:
Gas sales	$430	$540
Oil sales	39	35
NGL sales	81	65
Marketing	438	253
Gas gathering	—	24
Other	2	3
	990	920
Operating Costs and Expenses:
Marketing purchases	441	255
Operating expenses	165	189
General and administrative expenses	37	55
Restructuring charges	3	—
Depreciation, depletion and amortization	112	143
Taxes, other than income taxes	19	23
	777	665
Operating Income	213	255
Interest Expense:
Interest on debt	42	65
Other interest charges	1	2
Interest capitalized	(29)	(28)
	14	39

Loss on Derivatives	(32)	(7)
Other Income (Loss), Net	1	(1)

Income Before Income Taxes	168	208
Benefit from Income Taxes:
Current	—	—
Deferred	(426)	—
	(426)	—
Net Income	$594	$208
Participating securities - mandatory convertible preferred stock	—	3
Net Income Attributable to Common Stock	$594	$205

Earnings Per Common Share:
Basic	$1.10	$0.36
Diluted	$1.10	$0.36

Weighted Average Common Shares Outstanding:
Basic	539,721,751	571,297,804
Diluted	541,320,487	573,844,459

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the three months ended March 31,
(in millions)	2019	2018
Net income	$594	$208

Change in value of pension and other postretirement liabilities:
Amortization of prior service cost and net gain included in net periodic pension cost (1)	—	—

Comprehensive income	$594	$208

(1)	For the three months ended March 31, 2018, deferred tax activity incurred in other comprehensive income was offset by a valuation allowance.

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS	(in millions)
Current assets:
Cash and cash equivalents	$366	$201
Accounts receivable, net	390	581
Derivative assets	87	130
Other current assets	44	44
Total current assets	887	956
Natural gas and oil properties, using the full cost method, including $1,673 million as of March 31, 2019 and $1,755 million as of December 31, 2018 excluded from amortization	24,486	24,180
Gathering systems	38	38
Other	509	487
Less: Accumulated depreciation, depletion and amortization	(20,162)	(20,049)
Total property and equipment, net	4,871	4,656
Deferred tax assets	426	—
Other long-term assets	262	185
TOTAL ASSETS	$6,446	$5,797
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$52	$—
Accounts payable	626	609
Taxes payable	62	58
Interest payable	58	52
Derivative liabilities	50	79
Other current liabilities	95	48
Total current liabilities	943	846
Long-term debt	2,267	2,318
Pension and other postretirement liabilities	43	46
Other long-term liabilities	256	225
Total long-term liabilities	2,566	2,589
Commitments and contingencies (Note 13)
Equity:
Common stock, $0.01 par value; 1,250,000,000 shares authorized; issued 585,548,726 shares as of March 31, 2019 and 585,407,107 as of December 31, 2018	6	6
Additional paid-in capital	4,717	4,715
Accumulated deficit	(1,548)	(2,142)
Accumulated other comprehensive loss	(36)	(36)
Common stock in treasury, 44,353,224 shares as of March 31, 2019 and 39,092,537 shares as of December 31, 2018	(202)	(181)
Total equity	2,937	2,362
TOTAL LIABILITIES AND EQUITY	$6,446	$5,797

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
(in millions)	2019	2018
Cash Flows From Operating Activities:
Net income	$594	$208
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	112	143
Amortization of debt issuance costs	1	2
Deferred income taxes	(426)	—
(Gain) loss on derivatives, unsettled	22	(2)
Stock-based compensation	2	4
Other	1	3
Change in assets and liabilities:
Accounts receivable	189	46
Accounts payable	(48)	(17)
Taxes payable	4	(12)
Interest payable	2	(4)
Other assets and liabilities	(11)	(7)
Net cash provided by operating activities	442	364

Cash Flows From Investing Activities:
Capital investments	(258)	(302)
Proceeds from sale of property and equipment	—	6
Other	—	2
Net cash used in investing activities	(258)	(294)

Cash Flows From Financing Activities:
Change in bank drafts outstanding	3	—
Purchase of treasury stock	(21)	—
Preferred stock dividend	—	(27)
Cash paid for tax withholding	(1)	(1)
Net cash used in financing activities	(19)	(28)

Increase in cash and cash equivalents	165	42
Cash and cash equivalents at beginning of year	201	916
Cash and cash equivalents at end of period	$366	$958

The accompanying notes are an integral part of these consolidated financial statements.໿

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury		Total
	Shares Issued	Amount				Shares	Amount
	(in millions, except share amounts)
Balance at December 31, 2018	585,407,107	$6	$4,715	$(2,142)	$(36)	39,092,537	$(181)	$2,362
Comprehensive income:
Net income	—	—	—	594	—	—	—	594
Other comprehensive income	—	—	—	—	—	—	—	—
Total comprehensive income	—	—	—	—	—	—	—	594
Stock-based compensation	—	—	3	—	—	—	—	3
Issuance of restricted stock	8,798	—	—	—	—	—	—	—
Cancellation of restricted stock	(128,324)	—	—	—	—	—	—	—
Treasury stock	—	—	—	—	—	5,260,687	(21)	(21)
Performance units vested	535,802	—	—	—	—	—	—	—
Tax withholding – stock compensation	(274,657)	—	(1)	—	—	—	—	(1)
Balance at March 31, 2019	585,548,726	$6	$4,717	$(1,548)	$(36)	44,353,224	$(202)	$2,937

	Common Stock		Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury		Total
	Shares Issued	Amount	Shares Issued				Shares	Amount
	(in millions, except share amounts)
Balance at December 31, 2017	512,134,311	$5	1,725,000	$4,698	$(2,679)	$(44)	31,269	$(1)	$1,979
Comprehensive income:
Net income	—	—	—	—	208	—	—	—	208
Other comprehensive income	—	—	—	—	—	—	—	—	—
Total comprehensive income	—	—	—	—	—	—	—	—	208
Stock-based compensation	—	—	—	7	—	—	—	—	7
Conversion of preferred stock	74,998,614	1	(1,725,000)	(1)	—	—	—	—	—
Issuance of restricted stock	5,076	—	—	—	—	—	—	—	—
Cancellation of restricted stock	(160,168)	—	—	—	—	—	—	—	—
Performance units vested	214,866	—	—	—	—	—	—	—	—
Tax withholding – stock compensation	(338,808)	—	—	(1)	—	—	—	—	(1)
Balance at March 31, 2018	586,853,891	$6	—	$4,703	$(2,471)	$(44)	31,269	$(1)	$2,193

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(1) BASIS OF PRESENTATION
Southwestern Energy Company (including its subsidiaries, collectively “Southwestern” or the “Company”) is an independent energy company engaged in natural gas, oil and NGL exploration, development and production (“E&P”). The Company is also focused on creating and capturing additional value through its marketing business (“Midstream”). Southwestern conducts most of its business through subsidiaries and operates principally in two segments: E&P and Midstream. The Company also has drilling rigs located in Pennsylvania and West Virginia and provides oilfield products and services, principally serving its E&P operations. The Company’s historical financial and operating results include its Fayetteville Shale E&P and related midstream gathering businesses which were sold in early December 2018 (the “Fayetteville Shale sale”). The sale is discussed in further detail in Note 2.
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
The consolidated financial statements contained in this report include all normal and recurring material adjustments that, in the opinion of management, are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented herein.  It is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Annual Report”).
The Company’s significant accounting policies, which have been reviewed and approved by the Audit Committee of the Company’s Board of Directors, are summarized in Note 1 in the Notes to the Consolidated Financial Statements included in the Company’s 2018 Annual Report.
(2) DIVESTITURES
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
The Company retained certain contractual commitments related to firm transportation, with the buyer obligated to pay the transportation provider directly for these charges. As of March 31, 2019, approximately $188 million of these contractual commitments remain of which the Company will reimburse the buyer for certain of these potential obligations up to approximately $94 million through 2020 depending on the buyer’s actual use. At March 31, 2019, the Company has recorded a $78 million liability for the estimated future payments.
From the proceeds received, $914 million was used to repurchase $900 million of the Company’s outstanding senior notes, including premiums and $9 million in accrued interest paid in December 2018. In addition, $201 million, including approximately $1 million in commissions, was used to repurchase approximately 44 million shares of the Company’s outstanding common stock, including $21 million during the three months ended March 31, 2019. The Company intends to use the remaining net proceeds from the sale to supplement Appalachian Basin development and for general corporate purposes.

(3) RESTRUCTURING CHARGES
In December 2018, the Company closed on the sale of the equity in certain of its subsidiaries that owned and operated its Fayetteville Shale E&P and related midstream gathering assets in Arkansas. As part of the transaction, most employees associated with those assets became employees of the buyer although the employment of some was, or will be, terminated. All affected employees were offered a severance package, which included a one-time cash payment depending on length of service and, if applicable, the current value of a portion of equity awards that were forfeited. As of March 31, 2019, a liability of $2 million for severance payments has been accrued for the remaining Fayetteville Shale sale-related employment terminations in 2019.
The Company has also incurred charges related to office consolidation and has recognized those costs as restructuring charges. The following table presents a summary of the restructuring charges included in Operating Income for the three months ended March 31, 2019:

For the three months ended
(in millions)	March 31, 2019
Severance (including payroll taxes)	$2
Office consolidation	1
Total restructuring charges (1)	$3

(1)    Total restructuring charges were $3 million for the Company’s E&P segment for the three months ended March 31, 2019.
The following table presents a summary of the liabilities associated with the Company’s restructuring activities at March 31, 2019 which are reflected in accounts payable on the consolidated balance sheet:

For the three months ended
(in millions)	March 31, 2019
Liability at December 31, 2018	$5
Additions	3
Distributions	(6)
Liability at March 31, 2019	$2

(4) LEASES
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“Update 2016-02”), which seeks to increase transparency and comparability among organizations by, among other things, recognizing lease assets and lease liabilities on the balance sheet for leases classified as operating leases under previous GAAP and disclosing key information about leasing arrangements.  The codification was amended through additional ASUs. For public entities, Update 2016-02 became effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted ASC 842 with an effective date of January 1, 2019 using the modified retrospective approach for all leases that existed at the date of initial application. The Company elected to apply the transition as of the beginning of the period of adoption. For leases that existed at the period of adoption on January 1, 2019, the incremental borrowing rate as of the application date was used to calculate the present value of remaining lease payments.
The standard provides optional practical expedients to ease the burden of transition. The Company has adopted the following practical expedients through implementation:

•
an election not to apply the recognition requirements in the leases standard to short-term leases and recognize lease payments in the consolidated statement of operations (a lease that at commencement date has an initial term of 12 months or less and does not contain a purchase option that the Company is reasonably certain to exercise);

•	a package of practical expedients to not reassess: whether a contract is or contains a lease, lease classification and initial direct costs;

•	a practical expedient that permits combining lease and non-lease components in a contract and accounting for the combination as a lease (elected by asset class);

•	a practical expedient to not reassess certain land easements in existence prior to January 1, 2019; and

•
an election to adopt the modified retrospective approach for all leases existing at or entered into after the initial date of adoption which does not require a restatement of prior period. No cumulative-effect adjustment to retained earnings was required as a result of the modified retrospective approach.

Upon adoption of ASC 842, the Company recognized a discounted right of use asset and corresponding lease liability with opening balances of approximately $105 million as of January 1, 2019. The adoption of the standard did not materially change the Company’s consolidated statement of operations or its consolidated statement of cash flows.
The Company determines if a contract contains a lease at inception. A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment (an identified asset) for a period of time in exchange for consideration. A right of use asset and lease liability are recognized on the balance sheet at commencement at an amount based on the present value of the remaining lease payments over the lease term. As the implicit rate of the lease is not always readily determinable, the Company uses the incremental borrowing rate to calculate the present value of the lease payments based on information available at commencement date. Operating right of use assets are included in other long-term assets while operating lease liabilities are included in other current and other long-term liabilities on the consolidated balance sheet. The Company does not have any financing lease type of arrangements as of March 31, 2019. By policy election, leases with an initial term of twelve months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis, and variable lease payments are recognized in the period as incurred. Variable lease costs were immaterial through the first quarter ended March 31, 2019.
Certain leases contain both lease and non-lease components. The Company has chosen to account for most of these leases as a single lease component instead of separating. However, for compression service leases and fleet vehicle leases, the lease and non-lease components are accounted for separately.
The Company leases drilling rigs, pressure pumping equipment, vehicles, office space, certain water transportation lines, an aircraft and other equipment under non-cancelable operating leases expiring through 2032. Certain lease agreements include options to renew the lease, early terminate the lease or purchase the underlying asset(s).  The Company determines the lease term at the lease commencement date as the non-cancelable period of the lease, including options to extend or terminate the lease when such an option is reasonably certain to be exercised. The Company’s water transportation lines are the only leases with renewal options that are reasonably certain to be exercised. These renewal options are reflected in the right of use asset and lease liability balances.
The Company’s only material residual value guarantee relates to its headquarters building, which would be due only if, at the end of the lease term, the building is either purchased by the Company or marketed to a third party where the purchase price is less than the residual value guarantee.  The Company does not consider the residual value guarantee to be probable of being owed; thus, it is not currently included within the minimum lease payments. The Company’s existing operating leases do not contain any material restrictive covenants.
As of March 31, 2019, the Company has operating leases of less than $1.5 million, primarily for compressor leases that have not yet commenced.  These operating leases are planned to commence during 2019 with lease terms expiring through 2022.
The components of lease costs are shown below:

For the three months ended
March 31, 2019
(in millions)
Operating lease cost	$11
Short-term lease cost	12
Variable lease cost	—
Total lease cost	$23
Supplemental cash flow information related to leases is set forth below:

For the three months ended
March 31, 2019
(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11

Right-of use assets obtained in exchange for new operating liabilities:
Operating leases	$3

Supplemental balance sheet information related to leases is as follows:

March 31, 2019
Right-of-use asset balance: (in millions)
Operating leases	$100
Lease liability balance: (in millions)
Short-term operating leases	$38
Long-term operating leases	62
Total operating leases	$100

Weighted average remaining lease term: (years)
Operating leases	4.1

Weighted average discount rate:
Operating leases	5.86%

Maturity analysis of operating lease liabilities:

(in millions)	March 31, 2019
2019	$33
2020	32
2021	18
2022	9
2023	8
2024	4
Thereafter	9
Total undiscounted lease liability	$113
Imputed interest	(13)
Total discounted lease liability	$100

(in millions)	December 31, 2018
2019	$38
2020	28
2021	14
2022	6
2023	5
Thereafter	4
Total minimum payments required	$95

(5) REVENUE RECOGNITION
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
Gas gathering.  Prior to its sale in December 2018 as part of the Fayetteville Shale sale, the Company, through its gathering affiliate, gathered natural gas pursuant to a variety of contracts with customers, including an affiliated E&P company.  The performance obligations for gas gathering services included delivery of each unit of natural gas to the designated delivery point, which may include treating of certain natural gas units to meet interstate pipeline specifications.  Revenue was recognized at the point in time when performance obligations were fulfilled.  Under the Company’s gathering contracts, customers were invoiced and revenue was recognized each month based on the volume of natural gas transported and treated at a contractually agreed upon price per unit.  Payment terms were typically within 30 to 60 days of completion of the performance obligations.  Furthermore, consideration from a customer corresponded directly with the value to the customer of the Company’s performance completed to date.  As a result, the Company recognized revenue in the amount to which the Company had a right to invoice and had not disclosed information regarding its remaining performance obligations.  Any imbalances were settled on a monthly basis by cashing-out with the respective shipper.  Accordingly, there were no contract assets or contract liabilities related to the Company’s gas gathering revenues.
Disaggregation of Revenues
The Company presents a disaggregation of E&P revenues by product on the consolidated statements of operations net of intersegment revenues.  The following table reconciles operating revenues as presented on the consolidated statements of operations to the operating revenues by segment:

(in millions)	E&P	Midstream	Intersegment Revenues	Total
Three months ended March 31, 2019
Gas sales	$421	$—	$9	$430
Oil sales	39	—	—	39
NGL sales	81	—	—	81
Marketing	—	940	(502)	438
Other (1)	1	1	—	2
Total	$542	$941	$(493)	$990

Three months ended March 31, 2018
Gas sales	$535	$—	$5	$540
Oil sales	34	—	1	35
NGL sales	65	—	—	65
Marketing	—	829	(576)	253
Gas gathering (2)	—	67	(43)	24
Other (1)	3	—	—	3
Total	$637	$896	$(613)	$920

(1)	Other E&P revenues consists primarily of water sales to third-party operators, and other Midstream revenues consists primarily of sales of gas from storage.

(2)	The Company’s gas gathering assets were divested in December 2018 as part of the Fayetteville Shale sale.

Associated E&P revenues are also disaggregated for analysis on a geographic basis by the core areas in which the Company operates, which are in Pennsylvania and West Virginia. In December 2018, the Company sold 100% of its Fayetteville Shale assets.

	For the three months ended March 31, 2019
(in millions)	2019	2018
Northeast Appalachia	$348	$327
Southwest Appalachia	193	156
Fayetteville Shale	—	152
Other	1	2
Total	$542	$637

Receivables from Contracts with Customers
The following table reconciles the Company’s receivables from contracts with customers to consolidated accounts receivable as presented on the consolidated balance sheet:

(in millions)	March 31, 2019	December 31, 2018
Receivables from contracts with customers	$297	$494
Other accounts receivable	93	87
Total accounts receivable	$390	$581

Amounts recognized against the Company’s allowance for doubtful accounts related to receivables arising from contracts with customers were immaterial for the three months ended March 31, 2019 and 2018.  The Company has no contract assets or contract liabilities associated with its revenues from contracts with customers.
(6) CASH AND CASH EQUIVALENTS
The following table presents a summary of cash and cash equivalents as of March 31, 2019 and December 31, 2018:

(in millions)	March 31, 2019	December 31, 2018
Cash	$89	$32
Marketable securities (1)	277	169
Total	$366	$201

(1)	Consists of government stable value money market funds.
(7) NATURAL GAS AND OIL PROPERTIES
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
Using the average quoted price from the first day of each month from the previous 12 months for Henry Hub natural gas of $3.07 per MMBtu, West Texas Intermediate oil of $63.00 per barrel and NGLs of $17.65 per barrel, adjusted for differentials, the Company’s net book value of its United States natural gas and oil properties did not exceed the ceiling amount at March 31, 2019.  The Company had no derivative positions that were designated for hedge accounting as of March 31, 2019.  Decreases in market prices as well as changes in production rates, levels of reserves, evaluation of costs excluded from amortization, future development costs and production costs could result in future ceiling test impairments.
Using the average quoted price from the first day of each month from the previous 12 months for Henry Hub natural gas of $3.00 per MMBtu, West Texas Intermediate oil of $49.94 per barrel and NGLs of $14.90 per barrel, adjusted for differentials, the Company’s net book value of its United States natural gas and oil properties did not exceed the ceiling amount at March 31, 2018.  The Company had no derivative positions that were designated for hedge accounting as of March 31, 2018.

(8) EARNINGS PER SHARE
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
During the second half of 2018, the Company repurchased 39,061,269 shares of its outstanding common stock for approximately $180 million at an average price of $4.63 per share. In the first quarter of 2019, the Company completed its share repurchase program by purchasing 5,260,687 shares of its outstanding common stock for approximately $21 million at an average price of $3.84 per share.
The following table presents the computation of earnings per share for the three months ended March 31, 2019 and 2018:

	For the three months ended March 31,
(in millions, except share/per share amounts)	2019	2018
Net income	$594	$208
Participating securities - mandatory convertible preferred stock	—	3
Net income attributable to common stock	$594	$205

Number of common shares:
Weighted average outstanding	539,721,751	571,297,804
Issued upon assumed exercise of outstanding stock options	—	—
Effect of issuance of non-vested restricted common stock	665,435	914,096
Effect of issuance of non-vested performance units	933,301	1,632,559
Weighted average and potential dilutive outstanding	541,320,487	573,844,459

Earnings per common share:
Basic	$1.10	$0.36
Diluted	$1.10	$0.36

The following table presents the common stock shares equivalent excluded from the calculation of diluted earnings per share for the three months ended March 31, 2019 and 2018, as they would have had an antidilutive effect:

	For the three months ended March 31,
	2019	2018
Unexercised stock options	5,128,640	—
Unvested share-based payment	1,881,355	5,292,454
Performance units	260,201	574,944
Mandatory convertible preferred stock	—	9,999,815
Total	7,270,196	15,867,213

(9) DERIVATIVES AND RISK MANAGEMENT
The Company is exposed to volatility in market prices and basis differentials for natural gas, oil and NGLs which impacts the predictability of its cash flows related to the sale of those commodities.  These risks are managed by the Company’s use of certain derivative financial instruments.  As of March 31, 2019, the Company’s derivative financial instruments consisted of fixed price swaps, two-way costless collars, three-way costless collars, basis swaps, call options and interest rate swaps.  A description of the Company’s derivative financial instruments is provided below:

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

The Company chooses counterparties for its derivative instruments that it believes are creditworthy at the time the transactions are entered into, and the Company actively monitors the credit ratings and credit default swap rates of these counterparties where applicable.  However, there can be no assurance that a counterparty will be able to meet its obligations to the Company.  The Company presents its derivative positions on a gross basis and does not net the asset and liability positions.
As part of the Fayetteville Shale sale, the Company entered into certain natural gas derivative positions which were subsequently novated to the buyer in conjunction with finalization of the sale. The derivatives that were novated to the buyer are not included in the tables below.

The following tables provide information about the Company’s financial instruments that are sensitive to changes in commodity prices and that are used to protect the Company’s exposure. None of the financial instruments below are designated for hedge accounting treatment.  The tables present the notional amount, the weighted average contract prices and the fair value by expected maturity dates as of March 31, 2019:

Financial Protection on Production
		Weighted Average Price per MMBtu
	Volume (Bcf)	Swaps	Sold Puts	Purchased Puts	Sold Calls	Basis Differential	Fair Value at March 31, 2019 (in millions)
Natural Gas
2019
Fixed price swaps	195	$2.90	$—	$—	$—	$—	$23
Two-way costless collars	44	—	—	2.78	2.92	—	3
Three-way costless collars	101	—	2.46	2.88	3.22	—	13
Total	340						$39
2020
Fixed price swaps	24	$2.88	$—	$—	$—	$—	$3
Three-way costless collars	122	—	2.35	2.68	2.96	—	(2)
Total	146						$1
2021
Three-way costless collars	37	$—	$2.35	$2.60	$2.93	$—	$(2)

Basis Swaps
2019	85	$—	$—	$—	$—	$(0.50)	$(13)
2020	59	—	—	—	—	(0.44)	(8)
Total	144						$(21)

	Volume (MBbls)	Weighted Average Strike Price per Bbl				Fair Value at March 31, 2019 (in millions)
		Swaps	Sold Puts	Purchased Puts	Sold Calls
Oil
2019
Fixed price swaps (1)	921	$62.13	$—	$—	$—	$1
Two-way costless collars	248	—	—	65.00	72.30	1
Three-way costless collars	412	—	45.00	55.00	63.67	—
Total	1,581					$2
2020
Fixed price swaps	366	$65.68	$—	$—	$—	$3
Two-way costless collars	366	—	—	60.00	69.80	2
Total	732					$5

Propane
2019
Fixed price swaps	2,028	$31.25	$—	$—	$—	$7
2020
Fixed price swaps	824	$27.35	$—	$—	$—	$—
Two-way costless collars	366	—	—	25.20	29.40	—
Total	1,190					$—

Ethane
2019
Fixed price swaps	2,778	$13.90	$—	$—	$—	$10
2020
Fixed price swaps	732	$13.49	$—	$—	$—	$2

(1)
Includes 206 MBbls of purchased fixed price oil swaps hedged at $69.10 per barrel with a fair value of ($2) million and 1,127 MBbls of sold fixed price oil swaps hedged at $63.41 with a fair value of $3 million.

Other Derivative Contracts
	Volume (Bcf)	Weighted Average Strike Price per MMBtu	Fair Value at March 31, 2019 (in millions)
Purchased Call Options – Natural Gas
2019	30	$3.50	$—
2020	68	3.63	3
2021	57	3.52	3
Total	155		$6

Sold Call Options – Natural Gas
2019	39	$3.50	$(1)
2020	137	3.39	(10)
2021	114	3.33	(9)
Total	290		$(20)
໿

	Volume (Bcf)	Weighted Average Strike Price per MMBtu	Basis Differential per MMBtu	Fair Value at March 31, 2019 ($ in millions)
Storage (1)
2019
Purchased fixed price swaps	1	$2.87	$—	$—
Purchased basis swaps	1	—	(0.53)	—
Total				$—

2020
Fixed price swap	1	$3.14	$—	$—

(1)	The Company has entered into certain derivatives to protect the value of volumes of natural gas injected into a storage facility that will be withdrawn at a later date.
At March 31, 2019, the net fair value of the Company’s financial instruments related to commodities was a $30 million asset. The net fair value of the Company’s interest rate swaps was a $1 million asset as of March 31, 2019.
As of March 31, 2019, the Company had no positions designated for hedge accounting treatment. Gains and losses on derivatives that are not designated for hedge accounting treatment, or do not meet hedge accounting requirements, are recorded as a component of gain (loss) on derivatives on the consolidated statements of operations. Accordingly, the gain (loss) on derivatives component of the statement of operations reflects the gain and losses on both settled and unsettled derivatives. The Company calculates gains and losses on settled derivatives as the summation of gains and losses on positions which have settled within the reporting period. Only the settled gains and losses are included in the Company’s realized commodity price calculations.
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

The balance sheet classification of the assets and liabilities related to derivative financial instruments (none of which are designated for hedge accounting treatment) is summarized below as of March 31, 2019 and December 31, 2018:

Derivative Assets
	Balance Sheet Classification	Fair Value
(in millions)		March 31, 2019		December 31, 2018
Derivatives not designated as hedging instruments:
Fixed price swaps – natural gas	Derivative assets	$25		$32
Fixed price swaps – oil	Derivative assets	5		13
Fixed price swaps – propane	Derivative assets	7		11
Fixed price swaps – ethane	Derivative assets	11		7
Two-way costless collars – natural gas	Derivative assets	5		11
Two-way costless collars – oil	Derivative assets	2		6
Three-way costless collars – natural gas	Derivative assets	25		41
Three-way costless collars – oil	Derivative assets	1		—
Basis swaps – natural gas	Derivative assets	2		8
Purchased call options – natural gas	Derivative assets	3	(1)	—
Interest rate swaps	Derivative assets	1		1
Fixed price swaps – natural gas	Other long-term assets	4		6
Fixed price swaps – oil	Other long-term assets	2		6
Fixed price swaps – ethane	Other long-term assets	1		1
Two-way costless collars – oil	Other long-term assets	2		5
Three-way costless collars – natural gas	Other long-term assets	28		34
Basis swaps – natural gas	Other long-term assets	—		3
Purchased call options – natural gas	Other long-term assets	4		6
Total derivative assets		$128		$191

Derivative Liabilities
	Balance Sheet Classification	Fair Value
(in millions)		March 31, 2019	December 31, 2018
Derivatives not designated as hedging instruments:
Purchased fixed price swap – oil	Derivative liabilities	$2	$6
Fixed price swaps – natural gas	Derivative liabilities	3	9
Fixed price swaps – oil	Derivative liabilities	1	—
Fixed price swaps – ethane	Derivative liabilities	—	3
Two-way costless collars – natural gas	Derivative liabilities	2	7
Two-way costless collars – oil	Derivative liabilities	1	—
Three-way costless collars – natural gas	Derivative liabilities	17	33
Three-way costless collars – oil	Derivative liabilities	1	—
Basis swaps – natural gas	Derivative liabilities	16	18
Sold call options – natural gas	Derivative liabilities	7	3
Fixed price swaps – natural gas	Other long-term liabilities	—	1
Two-way costless collars – oil	Other long-term liabilities	—	1
Three-way costless collars – natural gas	Other long-term liabilities	27	35
Basis swap – natural gas	Other long-term liabilities	7	4
Sold call options – natural gas	Other long-term liabilities	13	19
Total derivative liabilities		$97	$139

(1) Includes $1 million in premiums paid related to certain natural gas purchased call options recognized as a component of derivative assets within current assets on the consolidated balance sheet at March 31, 2019. As certain natural gas purchased call options settle, the premium will be amortized and recognized as a component of gain (loss) on derivatives on the consolidated statements of operations.

The following tables summarize the before-tax effect of the Company’s derivative instruments on the consolidated statements of operations for the three months ended March 31, 2019 and 2018:

Unsettled Gain (Loss) on Derivatives Recognized in Earnings

Derivative Instrument	Consolidated Statement of Operations Classification of Gain (Loss) on Derivatives, Unsettled	For the three months ended March 31,
		2019	2018
		(in millions)
Purchased fixed price swaps – oil	Gain (Loss) on Derivatives	$4	$—
Fixed price swaps – natural gas	Gain (Loss) on Derivatives	(2)	(3)
Fixed price swaps – oil	Gain (Loss) on Derivatives	(13)	—
Fixed price swaps – propane	Gain (Loss) on Derivatives	(4)	3
Fixed price swaps – ethane	Gain (Loss) on Derivatives	7	—
Two-way costless collars – natural gas	Gain (Loss) on Derivatives	(1)	3
Two-way costless collars – oil	Gain (Loss) on Derivatives	(7)	—
Three-way costless collars – natural gas	Gain (Loss) on Derivatives	2	(5)
Basis swaps – natural gas	Gain (Loss) on Derivatives	(10)	20
Purchased call options – natural gas	Gain (Loss) on Derivatives	—	16
Sold call options – natural gas	Gain (Loss) on Derivatives	2	(34)
Interest rate swaps	Gain (Loss) on Derivatives	—	2
Total gain (loss) on unsettled derivatives		$(22)	$2

Settled Gain (Loss) on Derivatives Recognized in Earnings (1)

Derivative Instrument	Consolidated Statement of Operations Classification of Gain (Loss) on Derivatives, Settled	For the three months ended March 31,
		2019	2018
		(in millions)
Purchased fixed price swaps – oil	Gain (Loss) on Derivatives	$(1)	$—
Sold fixed price swaps – natural gas	Gain (Loss) on Derivatives	(6)	—
Sold fixed price swaps – oil	Gain (Loss) on Derivatives	2	—
Sold fixed price swaps – propane	Gain (Loss) on Derivatives	2	—
Sold fixed price swaps – ethane	Gain (Loss) on Derivatives	1	—
Two-way costless collars – natural gas	Gain (Loss) on Derivatives	(1)	4
Two-way costless collars – oil	Gain (Loss) on Derivatives	1	—
Three-way costless collars – natural gas	Gain (Loss) on Derivatives	(4)	7
Sold basis swaps – natural gas	Gain (Loss) on Derivatives	(4)	(21)
Purchased call options – natural gas	Gain (Loss) on Derivatives	—	2	(2)
Sold call options – natural gas	Gain (Loss) on Derivatives	—	(1)
Total loss on settled derivatives		$(10)	$(9)

Total loss on derivatives		$(32)	$(7)

(1)	The Company calculates gain (loss) on derivatives, settled, as the summation of gains and losses on positions that settled within the period.

(2)
Includes $1 million amortization of premiums paid related to certain natural gas call options for the three months ended March 31, 2018, which is included in gain (loss) on derivatives on the consolidated statements of operations.

(10) RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE INCOME
In the first quarter of 2019, changes in accumulated other comprehensive income related to the Company’s pension and other postretirement benefits were immaterial. The following tables detail the components of accumulated other comprehensive income and the related tax effects for the three months ended March 31, 2019:

(in millions)	Pension and Other Postretirement	Foreign Currency	Total
Beginning balance December 31, 2018	$(22)	$(14)	$(36)
Other comprehensive income before reclassifications	—	—	—
Amounts reclassified from other comprehensive income (1)	—	—	—
Net current-period other comprehensive income	—	—	—
Ending balance March 31, 2019	$(22)	$(14)	$(36)

(1)	See separate table below for details about these reclassifications.

Details about Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations	Amount Reclassified from Accumulated Other Comprehensive Income
For the three months ended
March 31, 2019
(in millions)
Pension and other postretirement:
Amortization of prior service cost and net gain (1)	Other Income (Loss), Net	$—
	Benefit from income taxes	—
	Net income	$—

Total reclassifications for the period	Net income	$—
໿

(1)	See Note 15 for additional details regarding the Company’s pension and other postretirement benefit plans.
(11) FAIR VALUE MEASUREMENTS
Assets and liabilities measured at fair value on a recurring basis
The carrying amounts and estimated fair values of the Company’s financial instruments as of March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019				December 31, 2018
(in millions)	Carrying Amount		Fair Value		Carrying Amount	Fair Value
Cash and cash equivalents	$366		$366		$201	$201
2018 revolving credit facility due April 2023	—		—		—	—
Senior notes (1)	2,342		2,352		2,342	2,190
Derivative instruments, net	31	(2)	31	(2)	52	52

(1)	Excludes unamortized debt issuance costs and debt discounts.

(2)	Includes $1 million in premiums paid related to certain natural gas purchased call options recognized as a component of derivative assets within current assets on the consolidated balance sheet.
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
The carrying values of the borrowings under the Company’s revolving credit facility (to the extent utilized) approximates fair value because the interest rate is variable and reflective of market rates.  The Company considers the fair value of its revolving credit facility to be a Level 1 measurement on the fair value hierarchy.
Derivative Instruments: The fair value of all derivative instruments is the amount at which the instrument could be exchanged currently between willing parties.  The amounts are based on quoted market prices, best estimates obtained from counterparties and an option pricing model, when necessary, for price option contracts.
The Company has classified its derivatives into these levels depending upon the data utilized to determine their fair values.  The Company’s fixed price swaps (Level 2) are estimated using third-party discounted cash flow calculations using the NYMEX futures index for natural gas and oil derivatives and Oil Price Information Service (“OPIS”) for ethane and propane derivatives.  The Company utilizes discounted cash flow models for valuing its interest rate derivatives (Level 2).  The net derivative values attributable to the Company’s interest rate derivative contracts as of March 31, 2019 are based on (i) the contracted notional amounts, (ii) active market-quoted London Interbank Offered Rate (“LIBOR”) yield curves and (iii) the applicable credit-adjusted risk-free rate yield curve.
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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 31, 2019
	Fair Value Measurements Using:
(in millions)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets (Liabilities) at Fair Value
Assets
Fixed price swap – natural gas	$—	$29	$—	$29
Fixed price swap – oil	—	7	—	7
Fixed price swap – propane	—	7	—	7
Fixed price swap – ethane	—	12	—	12
Two-way costless collar – natural gas	—	5	—	5
Two-way costless collar – oil	—	4	—	4
Three-way costless collar – natural gas	—	53	—	53
Three-way costless collar - oil	—	1	—	1
Basis swap – natural gas	—	2	—	2
Purchased call option – natural gas (1)	—	7	—	7
Interest rate swap	—	1	—	1
Liabilities
Purchase fixed price swap – oil	—	(2)	—	(2)
Fixed price swap – natural gas	—	(3)	—	(3)
Fixed price swap – oil	—	(1)	—	(1)
Two-way costless collar – natural gas	—	(2)	—	(2)
Two-way costless collar – oil	—	(1)	—	(1)
Three-way costless collar – natural gas	—	(44)	—	(44)
Three-way costless collar – oil	—	(1)	—	(1)
Basis swap – natural gas	—	(23)	—	(23)
Sold call option – natural gas	—	(20)	—	(20)
Total	$—	$31	$—	$31

(1) Includes $1 million in premiums paid related to certain natural gas purchased call options recognized as a component of derivative assets within current assets on the consolidated balance sheet at March 31, 2019. As certain natural gas purchased call options settle, the premium will be amortized and recognized as a component of gain (loss) on derivatives on the consolidated statements of operations.

	December 31, 2018
	Fair Value Measurements Using:
(in millions)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets (Liabilities) at Fair Value
Assets
Fixed price swap – natural gas	$—	$38	$—	$38
Fixed price swap – oil	—	19	—	19
Fixed price swap – propane	—	11	—	11
Fixed price swap – ethane	—	8	—	8
Two-way costless collar – natural gas	—	11	—	11
Two-way costless collar – oil	—	11	—	11
Three-way costless collar – natural gas	—	75	—	75
Basis swap – natural gas	—	11	—	11
Purchased call option – natural gas	—	6	—	6
Interest rate swap	—	1	—	1
Liabilities
Purchase fixed price swap – oil	—	(6)	—	(6)
Fixed price swap – natural gas	—	(10)	—	(10)
Fixed price swap – ethane	—	(3)	—	(3)
Two-way costless collar – natural gas	—	(7)	—	(7)
Two-way costless collar – oil	—	(1)	—	(1)
Three-way costless collar – natural gas	—	(68)	—	(68)
Basis swap – natural gas	—	(22)	—	(22)
Sold call option – natural gas	—	(22)	—	(22)
Total	$—	$52	$—	$52

The table below presents reconciliations for the change in net fair value of derivative assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2019 and 2018.  The fair values of Level 3 derivative instruments were estimated using proprietary valuation models that utilized both market observable and unobservable parameters.  Level 3 instruments presented in the table consisted of net derivatives valued using pricing models incorporating assumptions that, in the Company’s judgment, reflected reasonable assumptions a marketplace participant would have used as of March 31, 2018. Commodity derivatives previously presented as Level 3 were transferred to Level 2 in the second quarter of 2018 as the Company moved from using proprietary volatility inputs and forward curves to more widely available published information, increasing market observability.
໿

	For the three months ended March 31,
(in millions)	2019	2018
Balance at beginning of period	$—	$22
Total gains (losses):
Included in earnings	—	(9)
Settlements (1)	—	9
Transfers into/out of Level 3	—	—
Balance at end of period	$—	$22
Change in gains (losses) included in earnings relating to derivatives still held as of March 31	$—	$—

(1)	Includes $1 million amortization of premiums paid related to certain natural gas call options for the three months ended March 31, 2018.
(12) DEBT
The components of debt as of March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019
(in millions)	Debt Instrument	Unamortized Issuance Expense		Unamortized Debt Discount	Total
Current portion of long-term debt:
4.05% Senior Notes due January 2020 (1)	$52	$—		$—	$52
Total current portion of long-term debt	$52	$—		$—	$52

Long-term debt:
Variable rate (3.923% at March 31, 2019) 2018 revolving credit facility, due April 2023	$—	$—	(2)	$—	$—
4.10% Senior Notes due March 2022	213	(1)		—	212
4.95% Senior Notes due January 2025 (1)	927	(7)		(1)	919
7.50 % Senior Notes due April 2026	650	(8)		—	642
7.75 % Senior Notes due October 2027	500	(6)		—	494
Total long-term debt	$2,290	$(22)		$(1)	$2,267

Total debt	$2,342	$(22)		$(1)	$2,319

	December 31, 2018
(in millions)	Debt Instrument	Unamortized Issuance Expense		Unamortized Debt Discount	Total
Long-term debt:
Variable rate (3.920% at December 31, 2018) 2018 term loan facility, due April 2023	$—	$—	(2)	$—	$—
4.05% Senior Notes due January 2020 (1)	52	—		—	52
4.10% Senior Notes due March 2022	213	(1)		—	212
4.95% Senior Notes due January 2025 (1)	927	(7)		(1)	919
7.50% Senior Notes due April 2026	650	(8)		—	642
7.75% Senior Notes due October 2027	500	(7)		—	493
Total long-term debt	$2,342	$(23)		$(1)	$2,318

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

(2)
At March 31, 2019 and December 31, 2018, unamortized issuance expense of $10 million and $11 million, respectively, associated with the 2018 revolving credit facility is classified as other long-term assets on the consolidated balance sheets.

Credit Facilities
2018 Revolving Credit Facility
In April 2018, the Company replaced its 2016 credit facility (which consisted of a $1,191 million secured term loan and an unsecured $743 million revolving credit facility) with a new revolving credit facility (the “2018 credit facility”).  The 2018 credit facility has an aggregate maximum revolving credit amount of $3.5 billion and, at March 31, 2019, had a current borrowing base of $2.1 billion with a current aggregate commitment of $2.0 billion. The borrowing base is subject to redetermination twice a year in April and October. On April 4, 2019, the banks participating in the 2018 credit facility reaffirmed the borrowing base of $2.1 billion. The permitted lien provisions in the senior note indentures currently limit liens securing indebtedness to the greater of $2.0 billion and 25% of adjusted consolidated net tangible assets.  The 2018 credit facility matures in April 2023 and is secured by substantially all of the assets owned by the Company and its subsidiaries.
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

The 2018 credit facility contains customary events of default that include, among other things, the failure to comply with the financial covenants described above, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments and cross-defaults to material indebtedness.  If an event of default occurs and is continuing, all amounts outstanding under the 2018 credit facility may become immediately due and payable. As of March 31, 2019, the Company was in compliance with all of the covenants of the credit agreement.
Each United States domestic subsidiary of the Company for which the Company owns 100% guarantees the 2018 credit facility.  Pursuant to requirements under the indentures governing its senior notes, each subsidiary that became a guarantor of the 2018 credit facility also became a guarantor of each of the Company’s senior notes.  See Note 19 for the Company’s Condensed Consolidated Financial Information, presented in accordance with Rule 3-10 of Regulation S-X.
As of March 31, 2019, the Company had $172 million in letters of credit and no borrowings outstanding under the 2018 revolving credit facility.

Senior Notes
In January 2015, the Company completed a public offering of $850 million aggregate principal amount of its 4.05% senior notes due 2020 (the “2020 Notes”) and $1.0 billion aggregate principal amount of its 4.95% senior notes due 2025 (the “2025 Notes” together with the 2020 Notes, the “Notes”).  The interest rates on the Notes are determined based upon the public bond ratings from Moody’s and S&P.  Downgrades on the Notes from either rating agency increase interest costs by 25 basis points per downgrade level and upgrades decrease interest costs by 25 basis points per upgrade level, up to the stated coupon rate, on the following semi-annual bond interest payment.  In February and June 2016, Moody’s and S&P downgraded the Notes, increasing the interest rates by 175 basis points effective July 2016.  As a result of these downgrades, interest rates increased to 5.80% for the 2020 Notes and 6.70% for the 2025 Notes.  In the event of future downgrades, the coupons for this series of notes are capped at 6.05% and 6.95%, respectively.  The first coupon payment to the bondholders at the higher interest rates was paid in January 2017.  S&P and Moody’s upgraded the Notes in April and May 2018, respectively.  As a result of these upgrades, interest rates decreased to 5.30% for the 2020 Notes and 6.20% for the 2025 Notes effective July 2018.  The first coupon payment to the bondholders at the lower interest rates was paid in January 2019.
(13) COMMITMENTS AND CONTINGENCIES
Operating Commitments and Contingencies
As of March 31, 2019, the Company’s contractual obligations for demand and similar charges under firm transportation and gathering agreements to guarantee access capacity on natural gas and liquids pipelines and gathering systems totaled approximately $9.0 billion, $1.4 billion of which related to access capacity on future pipeline and gathering infrastructure projects that still require the granting of regulatory approvals and additional construction efforts.  The Company also had guarantee obligations of up to $403 million of that amount.  As of March 31, 2019, future payments under non-cancelable firm transportation and gathering agreements were as follows:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	5 to 8 Years	More than 8 Years
Infrastructure currently in service	$7,583	$723	$1,304	$1,135	$1,520	$2,901
Pending regulatory approval and/or construction (1)	1,411	4	113	167	285	842
Total transportation charges	$8,994	$727	$1,417	$1,302	$1,805	$3,743

(1)	Based on estimated in-service dates as of March 31, 2019.
In December 2018, the Company closed on the Fayetteville Shale sale. The Company retained certain contractual commitments related to firm transportation, with the buyer obligated to pay the transportation provider directly for these charges. As of March 31, 2019, approximately $188 million of these contractual commitments remain of which the Company will reimburse the buyer for certain of these potential obligations up to approximately $94 million through 2020 depending on the buyer’s actual use, and has recorded a $78 million liability for the estimated future payments, down from $88 million recorded at December 31, 2018.
In the first quarter of 2019, the Company agreed to purchase firm transportation with pipelines in the Appalachian Basin starting in 2021 and running through 2032 totaling $357 million in total contractual commitments, which is presented in the table above; the seller has agreed to reimburse $133 million of these commitments.
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
In June 2017, the jury returned a verdict in favor of the Company on all counts in Smith v. SEECO, Inc. et al., the class action in the federal court, whose plaintiff class comprises the vast majority of the lessors in these cases.  The plaintiff had asserted claims for, among other things, breach of contract, fraud, civil conspiracy, unjust enrichment and violation of certain Arkansas statutes.  Following the verdict, the court entered judgment in favor of the Company on all claims.  The trial court denied the plaintiff’s motion for a new trial, and the plaintiff appealed to the United States Court of Appeals for the Eighth Circuit.  Independent of the plaintiff’s appeal, several different parties sought to intervene in the Smith case prior to or shortly after trial, and have appealed the trial court’s order denying their request to intervene.  Oral argument occurred in January 2019. On April 23, 2019, the Court of Appeals affirmed the trial court’s order denying all requests to intervene in the case, and, in a separate order, affirmed the trial court’s judgment in favor of the Company on all claims.
In the second quarter of 2018, the Company entered into an agreement to settle another of the class actions, which has been pending in the Circuit Court of Conway County, Arkansas under the caption Snow et al. v. SEECO, Inc., et al.  The settlement received final approval by the court during the third quarter of 2018, and the deadline to appeal the order approving the settlement passed without any appeals filed.  The amount of the settlement is reflected in the Company’s consolidated statement of operations for the second quarter of 2018 and was paid early in the fourth quarter of 2018.  The third class action was dismissed in the second quarter of 2018.
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
(14) INCOME TAXES
The Company’s effective tax rate was approximately (254)% and 0% for the three months ended March 31, 2019 and 2018, respectively, primarily as a result of the release of valuation allowances previously recorded against deferred tax assets.  A valuation allowance for deferred tax assets, including net operating losses, is recognized when it is more likely than not that some or all of the benefit from the deferred tax assets will not be realized.  To assess that likelihood, the Company uses estimates and judgment regarding future taxable income, and considers the tax consequences in the jurisdiction where such taxable income is generated, to determine whether a valuation allowance is required.  Such evidence can include current financial position, results of operations, both actual and forecasted, the reversal of deferred tax liabilities and tax planning strategies as well as the current and forecasted business economics of the oil and gas industry.
For the year ended December 31, 2018, the Company maintained a full valuation allowance against its deferred tax assets based on its conclusion, considering all available evidence (both positive and negative), that it was more likely than not that the deferred tax assets would not be realized. A significant item of objective negative evidence considered was the cumulative pre-tax loss incurred over the three-year period ended December 31, 2018, primarily due to impairments of proved natural gas and oil properties recognized in 2015 and 2016.  As of the first quarter of 2019, the Company has sustained a three-year cumulative level of profitability. Based on this factor and other positive evidence including forecasted income, the Company concluded that it is more likely than not that the deferred tax assets would be realized and released substantially all of the valuation allowance. This resulted in a discrete tax benefit recorded for the period of $426 million. The Company expects to keep a valuation allowance of $87 million related to net operating losses in jurisdictions in which it no longer operates.
In February 2018, the FASB issued Accounting Standards Update No. 2018-02 amending the FASB Accounting Standards relating to tax effects in accumulated other comprehensive income. See Note 18 – New Accounting Pronouncements for more information regarding this update.

(15) PENSION PLAN AND OTHER POSTRETIREMENT BENEFITS

The Company maintains defined pension and other postretirement benefit plans, which cover substantially all of the Company’s employees.  Net periodic pension costs include the following components for the three months ended March 31, 2019 and 2018:

		Pension Benefits
	Consolidated Statements of Operations Classification of Net Periodic Benefit Cost (1)	For the three months ended March 31,
(in millions)		2019	2018
Service cost	General and administrative expenses	$2	$3
Interest cost	Other Income (Loss), Net	1	2
Expected return on plan assets	Other Income (Loss), Net	(2)	(2)
Amortization of prior service cost	Other Income (Loss), Net	—	—
Amortization of net loss	Other Income (Loss), Net	1	—
Net periodic benefit cost		$2	$3

(1)
In the first quarter of 2018, the Company adopted Accounting Standards Update No. 2017-07, which requires the service cost component to be disaggregated from the other components of net benefit cost, which are to be presented outside of income from operations. See Note 18 – New Accounting Pronouncements for more information regarding this update.

The Company’s other postretirement benefit plan had a net periodic benefit cost of less than $1 million and $1 million for the three months ended March 31, 2019 and 2018, respectively.
As of March 31, 2019, the Company has contributed $5 million to the pension and other postretirement benefit plans, and expects to contribute an additional $7 million to its pension plan during the remainder of 2019.  The Company recognized a liability of $31 million and $13 million related to its pension and other postretirement benefits, respectively, as of March 31, 2019, compared to a liability of $34 million and $13 million as of December 31, 2018.
The Company maintains a non-qualified deferred compensation supplemental retirement savings plan (“Non-Qualified Plan”) for certain key employees who may elect to defer and contribute a portion of their compensation, as permitted by the Non-Qualified Plan.  Shares of the Company’s common stock purchased under the terms of the Non-Qualified Plan are presented as treasury stock and totaled 5,115 shares and 10,653 shares at March 31, 2019 and December 31, 2018, respectively.
(16) STOCK-BASED COMPENSATION
The Company recognized the following amounts in total employee stock-based compensation costs for the three months ended March 31, 2019 and 2018:

	For the three months ended March 31,
(in millions)	2019	2018
Stock-based compensation cost – expensed	$7	$5
Stock-based compensation cost – capitalized	4	3

The Company’s stock-based compensation is classified as either equity awards or liability awards in accordance with GAAP.  The fair value of an equity-classified award is determined at the grant date and is amortized to general and administrative expense and capitalized expense on a straight-line basis over the vesting period of the award.  The fair value of a liability-classified award is determined on a quarterly basis beginning at the grant date until final vesting.  Changes in the fair value of liability-classified awards are recorded to general and administrative expense over the vesting period of the award. A portion of this general and administrative expense is capitalized into natural gas and oil properties, included in property and equipment. Generally, stock options granted to employees and directors vest ratably over three years from the grant date and expire seven years from the date of grant. The Company issues shares of restricted stock or restricted stock units to employees and directors which generally vest over four years. Restricted stock, restricted stock units and stock options granted to participants under the 2013 Incentive Plan, as amended and restated, immediately vest upon death, disability or retirement (subject to a minimum of three years of service). The Company issues performance unit awards to employees which historically have vested at or over three years.
In December 2018, the Company closed the sale of the equity in certain of its subsidiaries that owned and operated its Fayetteville Shale E&P and related midstream gathering assets in Arkansas. As part of this transaction, most employees associated with those assets became employees of the buyer although the employment of some was or will be terminated. All affected employees were offered a severance package, which included a one-time cash payment depending on length of service and, if applicable, the current value of a portion of equity awards that were forfeited. Stock-based compensation costs recognized prior to the cancellation as either general and administrative expense or capitalized expense were reversed and the severance payments were subsequently recognized as restructuring charges for the year ended December 31, 2018 and the three months ended March 31, 2019 on the consolidated statements of operations.
Equity-Classified Awards
The Company recognized the following amounts in employee equity-classified stock-based compensation costs for the three months ended March 31, 2019 and 2018:

	For the three months ended March 31,
(in millions)	2019	2018
Equity-classified awards – expensed	$2	$4
Equity-classified awards – capitalized	1	3

As of March 31, 2019, there was $14 million of total unrecognized compensation cost related to the Company’s unvested equity-classified stock option grants, equity-classified restricted stock grants and equity-classified performance units.  This cost is expected to be recognized over a weighted-average period of one and a half years.
Equity-Classified Stock Options
The following table summarizes equity-classified stock option activity for the three months ended March 31, 2019 and provides information for options outstanding and options exercisable as of March 31, 2019:

	Number of Options	Weighted Average Exercise Price
	(in thousands)
Outstanding at December 31, 2018	5,178	$17.06
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(58)	$15.74
Outstanding at March 31, 2019	5,120	$17.07
Exercisable at March 31, 2019	4,604	$18.16

Equity-Classified Restricted Stock
The following table summarizes equity-classified restricted stock activity for the three months ended March 31, 2019 and provides information for unvested shares as of March 31, 2019:

	Number of Shares	Weighted Average Fair Value
	(in thousands)
Unvested shares at December 31, 2018	2,717	$7.91
Granted	9	$3.72
Vested	(608)	$8.74
Forfeited	(145)	$8.38
Unvested shares at March 31, 2019	1,973	$7.61

Equity-Classified Performance Units
The following table summarizes equity-classified performance unit activity for the three months ended March 31, 2019 and provides information for unvested units as of March 31, 2019.  The performance unit awards granted in 2017 include a market condition based exclusively on the fair value of the Total Shareholder Return (“TSR”), as calculated by a Monte Carlo model.  The total fair value of the performance units is amortized to compensation expense on a straight line basis over the vesting period of the award.  The grant date fair value is calculated using the closing price of the Company’s common stock at the grant date.

	Number of Shares (1)	Weighted Average Fair Value
	(in thousands)
Unvested units at December 31, 2018	598	$10.01
Granted	—	$—
Vested	(371)	$9.73
Forfeited	(30)	$10.47
Unvested units at March 31, 2019	197	$10.47

(1)
The actual payout of shares may range from a minimum of zero shares to a maximum of two shares per unit contingent upon TSR.  The performance units have a three-year vesting term and the actual disbursement of shares, if any, is determined during the first quarter following the end of the three-year vesting period.

Liability-Classified Awards
The Company recognized the following amounts in employee liability-classified stock-based compensation costs for the three months ended March 31, 2019:

	For the three months ended March 31,
(in millions)	2019	2018
Liability-classified stock-based compensation cost – expensed	$5	$1
Liability-classified stock-based compensation cost – capitalized	3	—

Liability-Classified Restricted Stock Units
In the first quarter of 2018 and 2019, the Company granted restricted stock units that vest over a period of four years and are payable in either cash or shares at the option of the Compensation Committee of the Company’s Board of Directors.  The Company has accounted for these as liability-classified awards, and accordingly changes in the market value of the instruments will be recorded to general and administrative expense and capitalized expense over the vesting period of the award.  As of March 31, 2019, there was $61 million of total unrecognized compensation cost related to liability-classified restricted stock units that is expected to be recognized over a weighted-average period of three years.

	Number of Units	Weighted Average Fair Value
	(in thousands)
Unvested shares at December 31, 2018	8,202	$3.41
Granted	8,659	$4.34
Vested	(2,120)	$4.29
Forfeited	(504)	$3.85
Unvested units at March 31, 2019	14,237	$4.69
Liability-Classified Performance Units
In the first quarter of 2018 and 2019, the Company granted performance units that vest over a three-year period and are payable in either cash or shares at the option of the Compensation Committee of the Company’s Board of Directors.  The Company has accounted for these as liability-classified awards, and accordingly changes in the fair market value of the instruments will be recorded to general and administrative expense and capitalized expense over the vesting period of the awards.  The performance unit awards granted in 2018 include a performance condition based on cash flow per debt-adjusted share and two market conditions, one based on absolute TSR and the other on relative TSR as compared to a group of the Company’s peers. The performance unit awards granted in 2019 include a performance condition based on return on average capital employed and two market conditions, one based on absolute TSR and the other on relative TSR.  The fair values of the two market conditions are calculated by Monte Carlo models on a quarterly basis.  As of March 31, 2019, there was $19 million of total unrecognized compensation cost related to liability-classified performance units.  This cost is expected to be recognized over a weighted-average period of three years.  The final value of the performance unit awards is contingent upon the Company’s actual performance against these performance measures.

	Number of Shares	Weighted Average Fair Value
	(in thousands)
Unvested shares at December 31, 2018	2,803	$3.41
Granted	2,757	$4.34
Vested	—	$—
Forfeited	(119)	$4.65
Unvested units at March 31, 2019	5,441	$4.69

(17) SEGMENT INFORMATION
The Company’s reportable business segments have been identified based on the differences in products or services provided.  Revenues for the E&P segment are derived from the production and sale of natural gas and liquids.  The Midstream segment generates revenue through the marketing of both Company and third-party produced natural gas and liquids volumes.
Prior to December 2018, the Midstream segment included the Company’s natural gas gathering business associated with its Fayetteville Shale assets. With the closing of the Fayetteville Shale sale in December 2018, the Company’s marketing business comprises substantially all of the Company’s Midstream segment.
Summarized financial information for the Company’s reportable segments is shown in the following table.  The accounting policies of the segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of the 2018 Annual Report.  Management evaluates the performance of its segments based on operating income, defined as operating revenues less operating costs.  Income before income taxes, for the purpose of reconciling the operating income amount shown below to consolidated income before income taxes, is the sum of operating income, interest expense, gain (loss) on derivatives and other income (loss).  The “Other” column includes items not related to the Company’s reportable segments, including real estate and corporate items.

	E&P		Midstream		Other		Total
Three months ended March 31, 2019	(in millions)
Revenues from external customers	$551		$439		$—		$990
Intersegment revenues	(9)		502		—		493
Depreciation, depletion and amortization expense	110		2		—		112
Operating income	210	(1)	3		—		213
Interest expense (2)	14		—		—		14
Loss on derivatives	(32)		—		—		(32)
Other income, net	1		—		—		1
Benefit from income taxes (2)	(426)		—		—		(426)
Assets	5,562	(3)	342		542	(4)	6,446
Capital investments (5)	325		—		—		325

Three months ended March 31, 2018
Revenues from external customers	$643		$277		$—		$920
Intersegment revenues	(6)		619		—		613
Depreciation, depletion and amortization expense	117		26	(7)	—		143
Operating income (6)	238		17		—		255
Interest expense (2)	39		—		—		39
Loss on derivatives	(7)		—		—		(7)
Other loss, net	—		(1)		—		(1)
Assets	5,346	(3)	1,217		1,150	(4)	7,713
Capital investments (5)	334		4		—		338

(1)	Operating income for the E&P segment includes $3 million of restructuring charges for the three months ended March 31, 2019.

(2)	Interest expense and the benefit from income taxes by segment is an allocation of corporate amounts as they are incurred at the corporate level.

(3)
Includes office, technology, water infrastructure, drilling rigs and other ancillary equipment not directly related to natural gas and oil properties. Also includes deferred tax assets which are an allocation of corporate amounts as they are incurred at the corporate level.

(4)
Other assets represent corporate assets not allocated to segments and assets for non-reportable segments.  At March 31, 2019 and 2018, other assets included approximately $366 million and $958 million, respectively, in cash and cash equivalents.

(5)	Capital investments include increases of $66 million and $33 million for the three months ended March 31, 2019 and 2018, respectively, relating to the change in accrued expenditures between years.

(6)	Includes the impact of Fayetteville Shale-related E&P and Midstream operations which were divested on December 3, 2018.

(7)	Includes a $10 million impairment related to certain non-core gathering assets.
Included in intersegment revenues of the Midstream segment are $502 million and $576 million for the three months ended March 31, 2019 and 2018, respectively for marketing of the Company’s E&P sales.  Corporate assets include cash and cash equivalents, furniture and fixtures and other assets.  Corporate general and administrative costs, depreciation expense and taxes, other than income taxes, are allocated to the segments.
(18) NEW ACCOUNTING PRONOUNCEMENTS
New Accounting Standards Implemented
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“Update 2016-02”), which seeks to increase transparency and comparability among organizations by, among other things, recognizing lease assets and lease liabilities on the balance sheet for leases classified as operating leases under previous GAAP and disclosing key information about leasing arrangements.  The codification was amended through additional ASUs. For public entities, Update 2016-02 became effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted ASC 842 with an effective date of January 1, 2019 using the modified retrospective approach for all leases that existed at the date of initial application. The Company elected to apply the transition as of the beginning of the period of adoption. For leases that existed at the period of adoption on January 1, 2019, the incremental borrowing rate as of the application date was used to calculate the present value of remaining lease payments. Upon adoption of ASC 842, the Company recognized a discounted right of use asset and corresponding lease liability with opening balances of approximately $105 million as of January 1, 2019. The adoption of the standard did not materially change the Company’s consolidated statement of operations or its consolidated statement of cash flows. Please refer to Note 4 – “Leases” for full disclosure.
New Accounting Standards Not Yet Implemented
In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“Update 2016-13”). Update 2016-13 replaces the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (“CECL”) model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including but not limited to trade receivables. The Company is still performing its evaluation of Update 2016-13, but does not believe it will have a material impact on its consolidated financial statements at this time.
(19) CONDENSED CONSOLIDATING FINANCIAL INFORMATION
In April, 2018, the Company entered into the 2018 credit facility.  Pursuant to requirements under the indentures governing the Company’s senior notes, each 100% owned subsidiary that became a guarantor of the 2018 credit facility also became a guarantor of each of the Company’s senior notes (the “Guarantor Subsidiaries”). The Guarantor Subsidiaries also granted liens and security interests to support their guarantees under the 2018 credit facility but not of the senior notes.   These guarantees are full and unconditional and joint and several among the Guarantor Subsidiaries.  Certain of the Company’s operating units which are accounted for on a consolidated basis do not guarantee the 2018 credit facility and senior notes (“Non-Guarantor Subsidiaries”).  See Note 12 – Debt for additional information on the Company’s 2018 revolving credit facility and senior notes.  At the closing of the Fayetteville Shale sale in December 2018, its subsidiaries being sold were released from these guarantees. See Note 2 for additional information on the divestiture of the Company’s Fayetteville Shale-related subsidiaries.
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

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Three months ended March 31, 2019
Operating Revenues:
Gas sales	$—	$430	$—	$—	$430
Oil sales	—	39	—	—	39
NGL sales	—	81	—	—	81
Marketing	—	438	—	—	438
Other	—	2	—	—	2
	—	990	—	—	990
Operating Costs and Expenses:
Marketing purchases	—	441	—	—	441
Operating expenses	—	165	—	—	165
General and administrative expenses	—	37	—	—	37
Restructuring charges	—	3	—	—	3
Depreciation, depletion and amortization	—	112	—	—	112
Taxes, other than income taxes	—	19	—	—	19
	—	777	—	—	777
Operating Income	—	213	—	—	213
Interest Expense, Net	14	—	—	—	14
Loss on Derivatives	—	(32)	—	—	(32)
Other Income, Net	—	1	—	—	1
Equity in Earnings of Subsidiaries	608	—	—	(608)	—

Income (Loss) Before Income Taxes	594	182	—	(608)	168
Benefit from Income Taxes	—	(426)	—	—	(426)
Net Income (Loss)	594	608	—	(608)	594

Net Income (Loss)	$594	$608	$—	$(608)	$594
Other comprehensive income	—	—	—	—	—
Comprehensive Income (Loss)	$594	$608	$—	$(608)	$594

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Three months ended March 31, 2018
Operating Revenues:
Gas sales	$—	$540	$—	$—	$540
Oil sales	—	35	—	—	35
NGL sales	—	65	—	—	65
Marketing	—	253	—	—	253
Gas gathering	—	24	—	—	24
Other	—	3	—	—	3
	—	920	—	—	920
Operating Costs and Expenses:
Marketing purchases	—	255	—	—	255
Operating expenses	—	189	—	—	189
General and administrative expenses	—	55	—	—	55
Depreciation, depletion and amortization	—	143	—	—	143
Taxes, other than income taxes	—	23	—	—	23
	—	665	—	—	665
Operating Income	—	255	—	—	255
Interest Expense, Net	39	—	—	—	39
Loss on Derivatives	—	(7)	—	—	(7)
Other Loss, Net	—	(1)	—	—	(1)
Equity in Earnings of Subsidiaries	247	—	—	(247)	—

Income (Loss) Before Income Taxes	208	247	—	(247)	208
Provision (Benefit) for Income Taxes	—	—	—	—	—
Net Income (Loss)	$208	$247	$—	$(247)	$208
Participating securities - mandatory convertible preferred stock	3	—	—	—	3
Net Income (Loss) Attributable to Common Stock	$205	$247	$—	$(247)	$205

Net Income (Loss)	$208	$247	$—	$(247)	$208
Other comprehensive income	—	—	—	—	—
Comprehensive Income (Loss)	$208	$247	$—	$(247)	$208

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
March 31, 2019 :
ASSETS
Cash and cash equivalents	$366	$—	$—	$—	$366
Accounts receivable, net	—	390	—	—	390
Other current assets	11	120	—	—	131
Total current assets	377	510	—	—	887

Intercompany receivables	7,744	—	—	(7,744)	—

Natural gas and oil properties, using the full cost method	—	24,433	53	—	24,486
Gathering systems	—	11	27	—	38
Other	197	312	—	—	509
Less: Accumulated depreciation, depletion and amortization	(159)	(19,947)	(56)	—	(20,162)
Total property and equipment, net	38	4,809	24	—	4,871

Investments in subsidiaries (equity method)	—	23	—	(23)	—
Other long-term assets	42	646	—	—	688
TOTAL ASSETS	$8,201	$5,988	$24	$(7,767)	$6,446

LIABILITIES AND EQUITY
Accounts payable	$124	$502	$—	$—	$626
Other current liabilities	189	128	—	—	317
Total current liabilities	313	630	—	—	943

Intercompany payables	—	7,743	1	(7,744)	—

Long-term debt	2,267	—	—	—	2,267
Pension and other postretirement liabilities	43	—	—	—	43
Other long-term liabilities	47	209	—	—	256
Negative carrying amount of subsidiaries, net	2,594	—	—	(2,594)	—
Total long-term liabilities	4,951	209	—	(2,594)	2,566
Commitments and contingencies
Total equity (accumulated deficit)	2,937	(2,594)	23	2,571	2,937
TOTAL LIABILITIES AND EQUITY	$8,201	$5,988	$24	$(7,767)	$6,446

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
December 31, 2018
ASSETS
Cash and cash equivalents	$201	$—	$—	$—	$201
Accounts receivable, net	4	577	—	—	581
Other current assets	8	166	—	—	174
Total current assets	213	743	—	—	956

Intercompany receivables	7,932	—	—	(7,932)	—

Natural gas and oil properties, using the full cost method	—	24,128	52	—	24,180
Gathering systems	—	11	27	—	38
Other	197	290	—	—	487
Less: Accumulated depreciation, depletion and amortization	(154)	(19,840)	(55)	—	(20,049)
Total property and equipment, net	43	4,589	24	—	4,656

Investments in subsidiaries (equity method)	—	24	—	(24)	—
Other long-term assets	19	166	—	—	185
TOTAL ASSETS	$8,207	$5,522	$24	$(7,956)	$5,797

LIABILITIES AND EQUITY
Accounts payable	$113	$496	$—	$—	$609
Other current liabilities	115	122	—	—	237
Total current liabilities	228	618	—	—	846

Intercompany payables	—	7,932	—	(7,932)	—

Long-term debt	2,318	—	—	—	2,318
Pension and other postretirement liabilities	46	—	—	—	46
Other long-term liabilities	54	171	—	—	225
Negative carrying amount of subsidiaries, net	3,199	—	—	(3,199)	—
Total long-term liabilities	5,617	171	—	(3,199)	2,589
Commitments and contingencies
Total equity (accumulated deficit)	2,362	(3,199)	24	3,175	2,362
TOTAL LIABILITIES AND EQUITY	$8,207	$5,522	$24	$(7,956)	$5,797

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Three months ended March 31, 2019
Net cash provided by (used in) operating activities	$1,031	$19	$—	$(608)	$442
Investing activities:
Capital investments	3	(261)	—	—	(258)
Other	—	—	—	—	—
Net cash used in investing activities	3	(261)	—	—	(258)
Financing activities
Intercompany activities	(850)	242	—	608	—
Change in bank drafts outstanding	3	—	—	—	3
Purchase of treasury stock	(21)	—	—	—	(21)
Cash paid for tax withholding	(1)	—	—	—	(1)
Net cash provided by (used in) financing activities	(869)	242	—	608	(19)
Increase in cash and cash equivalents	165	—	—	—	165
Cash and cash equivalents at beginning of year	201	—	—	—	201
Cash and cash equivalents at end of period	$366	$—	$—	$—	$366

Three months ended March 31, 2018
Net cash provided by (used in) operating activities	$183	$428	$—	$(247)	$364
Investing activities:
Capital investments	(5)	(297)	—	—	(302)
Other	—	8	—	—	8
Net cash used in investing activities	(5)	(289)	—	—	(294)
Financing activities
Intercompany activities	(116)	(131)	—	247	—
Preferred stock dividend	(27)	—	—	—	(27)
Cash paid for tax withholding	(1)	—	—	—	(1)
Net cash provided by (used in) financing activities	(144)	(131)	—	247	(28)
Increase in cash and cash equivalents	34	8	—	—	42
Cash and cash equivalents at beginning of year	914	2	—	—	916
Cash and cash equivalents at end of period	$948	$10	$—	$—	$958

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following updates information as to Southwestern Energy Company’s financial condition provided in our 2018 Annual Report and analyzes the changes in the results of operations between the three month periods ended March 31, 2019 and 2018.  For definitions of commonly used natural gas and oil terms used in this Quarterly Report, please refer to the “Glossary of Certain Industry Terms” provided in our 2018 Annual Report.
The following discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in forward-looking statements for many reasons, including the risks described in “Cautionary Statement About Forward-Looking Statements” in the forepart of this Quarterly Report, in Item 1A, “Risk Factors” in Part I and elsewhere in our 2018 Annual Report, and Item 1A, “Risk Factors” in Part II in this Quarterly Report and any other quarterly report on Form 10-Q filed during the fiscal year.  You should read the following discussion with our consolidated financial statements and the related notes included in this Quarterly Report.

OVERVIEW
Background
Southwestern Energy Company (including its subsidiaries, collectively, “we,” “our,” “us,” “the Company” or “Southwestern”) is an independent energy company engaged in natural gas, oil and NGL exploration, development and production, which we refer to as “E&P.”  We are also focused on creating and capturing additional value through our marketing business, which we refer to as “Midstream.”  We conduct most of our businesses through subsidiaries, and we currently operate exclusively in the lower 48 United States. Our historical financial and operating results include the Fayetteville Shale E&P and related midstream gathering businesses which were sold in early December 2018.
E&P.  Our primary business is the exploration for and production of natural gas, oil and NGLs, with our ongoing operations focused on the development of unconventional natural gas reservoirs located in Pennsylvania and West Virginia.  Our operations in northeast Pennsylvania, which we refer to as “Northeast Appalachia,” are primarily focused on the unconventional natural gas reservoir known as the Marcellus Shale.  Our operations in West Virginia and southwest Pennsylvania, which we refer to as “Southwest Appalachia,” are focused on the Marcellus Shale, the Utica and the Upper Devonian unconventional natural gas and oil reservoirs.  Collectively, our properties in Pennsylvania and West Virginia are herein referred to as the “Appalachian Basin.” We also have company-owned drilling rigs located in Pennsylvania and West Virginia, and we provide certain oilfield products and services, principally serving our E&P operations through vertical integration.
Midstream. Our marketing activities capture opportunities that arise through the marketing and transportation of natural gas, oil and NGLs produced in our E&P operations.  In December 2018, we divested almost all of our gathering assets as part of the Fayetteville Shale sale.
Recent Financial and Operating Results
Significant first quarter 2019 operating and financial results include:
Total Company

•
Net income attributable to common stock of $594 million, or $1.10 per diluted share, increased 190% compared to net income attributable to common stock of $205 million, or $0.36 per diluted share, for the same period in 2018. The increase was primarily due to a $426 million deferred income tax benefit recorded during the first quarter of 2019 resulting from the release of a tax valuation allowance previously recorded against our deferred tax assets.

•
Operating income of $213 million decreased 16% compared to operating income of $255 million for the same period in 2018 on a consolidated basis. The decrease was primarily due to the divestiture of the Fayetteville Shale E&P and related midstream gathering assets on December 3, 2018.

•	Net cash provided by operating activities of $442 million increased 21% from $364 million for the same period in 2018 primarily due to a positive change in working capital.

•	Total capital investing of $325 million decreased 4% from $338 million for the same period in 2018.

•	The Company repurchased 5.3 million shares of its common stock for approximately $21 million.
E&P

•	E&P segment operating income of $210 million decreased 12% from $238 million for the same period in 2018.

•
Total net production of 182 Bcfe was comprised of 79% natural gas and 21% NGLs and oil. E&P segment production volumes of 226 Bcfe for the first quarter of 2018 include 67 Bcf of production related to our operations in the Fayetteville Shale, which was sold in December 2018. Excluding the impact of the production related to the sold Fayetteville Shale assets, our production increased 14% from 159 Bcfe in the same period in 2018.

•
Excluding the effect of derivatives, our realized natural gas price of $2.95 per Mcf increased 8% from the same period in 2018, our realized oil price of $45.48 per barrel decreased 19% from the same period in 2018 and our realized NGL price of $14.45 per barrel decreased 6% from the same period in 2018. Our total weighted average realized price excluding the effect of derivatives of $2.98 per Mcfe increased 6% from the same period in 2018.

•	E&P segment invested $325 million in capital; drilling 30 wells, completing 31 wells and placing 19 wells to sales.

Outlook
We expect to continue to exercise capital discipline through a fully-funded 2019 capital investment program. We remain committed to our focus on optimizing our portfolio by concentrating our efforts on our highest return investment opportunities, looking for opportunities to maximize margins in each core area of our business and further developing our knowledge of our asset base. We believe our industry will continue to face challenges due to the uncertainty of natural gas, oil and NGL prices in the United States, changes in laws, regulations and investor sentiment, and other key factors described in “Risk Factors” in the Company’s 2018 Annual Report.
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
E&P
The 2018 information in the table below includes the financial results from E&P assets in the Fayetteville Shale that were sold in December 2018.

	For the three months ended March 31,
(in millions)	2019	2018
Revenues	$542	$637
Operating costs and expenses	332	399
Operating income	$210	$238

Loss on derivatives, settled (1)	$(10)	$(9)
(1)    Represents the gain (loss) on settled commodity derivatives.
Operating Income

•
E&P segment operating income for the first quarter of 2018 included $31 million related to our operations in the Fayetteville Shale, which was sold in December 2018. Excluding amounts relating to the Fayetteville Shale, E&P segment operating income increased $3 million for the three months ended March 31, 2019, compared to the same period in 2018, due to a $57 million increase in revenues, offset by a $54 million increase in operating costs.

Revenues
The following illustrates the effects on sales revenues associated with changes in commodity prices and production volumes:

	Three Months Ended March 31,
(in millions except percentages)	Natural Gas	Oil	NGLs	Total
2018 sales revenues	$535	$34	$65	$634
Changes associated with the Fayetteville Shale sale (1)	(152)	—	—	(152)
2018 sales revenues, net of Fayetteville Shale revenues	383	34	65	482
Changes associated with prices	1	(9)	(5)	(13)
Changes associated with production volumes (1)	37	14	21	72
2019 sales revenues	$421	$39	$81	$541
Increase from 2018, net of Fayetteville Shale revenues	10%	15%	25%	12%

(1)	This amount represents the revenues associated with the Fayetteville Shale assets, which were sold on December 3, 2018. There were no Fayetteville Shale revenues in the first quarter of 2019.
In addition to the sales revenues detailed above, our E&P segment had $1 million and $3 million in other operating revenues for the three months ended March 31, 2019 and 2018, respectively, primarily related to water sales to third-party operators.

Production Volumes

	For the three months ended March 31,		Increase/ (Decrease)
Production volumes:	2019	2018
Natural Gas (Bcf)
Northeast Appalachia	112	108	4%
Southwest Appalachia	31	22	41%
Fayetteville Shale (1)	—	67	(100%)
Total	143	197	(27%)

Oil (MBbls)
Southwest Appalachia	849	594	43%
Other	5	19	(74%)
Total	854	613	39%

NGL (MBbls)
Southwest Appalachia	5,602	4,218	33%
Other	1	12	(92%)
Total	5,603	4,230	32%

Production volumes by area: (Bcfe)
Northeast Appalachia	112	108	4%
Southwest Appalachia	70	51	37%
Fayetteville Shale (1)	—	67	(100%)
Other	—	—	—%
Total	182	226	(19%)

Production percentage: (Bcfe)
Natural gas	79%	87%
Oil	3%	2%
NGL	18%	11%
Total	100%	100%

(1)	The Fayetteville Shale assets were sold on December 3, 2018.

•
E&P segment production volumes for the first quarter of 2018 include 67 Bcf of production related to our operations in the Fayetteville Shale, which was sold in December 2018. Excluding this amount, production volumes for our E&P segment increased by 23 Bcfe for the three months ended March 31, 2019 compared to the same periods in 2018, primarily due to a 37% increase in production volumes from Southwest Appalachia.

•	Oil and NGL production grew 39% and 32%, respectively, compared to the same period in 2018, reflecting our shifting commodity production mix towards liquids.
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

	For the three months ended March 31,		Increase/ (Decrease)
	2019	2018
Natural Gas Price:
NYMEX Henry Hub Price ($/MMBtu) (1)	$3.15	$3.00	5%
Discount to NYMEX (2)	(0.20)	(0.28)	(29%)
Average realized gas price per Mcf, excluding derivatives	$2.95	$2.72	8%
Loss on settled financial basis derivatives ($/Mcf)	(0.03)	(0.11)
Gain (loss) on settled commodity derivatives ($/Mcf)	(0.08)	0.06
Average realized gas price per Mcf, including derivatives	$2.84	$2.67	6%

Oil Price:
WTI oil price ($/Bbl)	$54.90	$62.87	(13%)
Discount to WTI	(9.42)	(6.86)	37%
Average oil price per Bbl, excluding derivatives	$45.48	$56.01	(19%)
Gain on settled derivatives ($/Bbl)	2.34	—
Average oil price per Bbl, including derivatives	$47.82	$56.01	(15%)

NGL Price:
Average net realized NGL price per Bbl, excluding derivatives	$14.45	$15.42	(6%)
Gain on settled derivatives ($/Bbl)	0.60	0.01
Average net realized NGL price per Bbl, including derivatives	$15.05	$15.43	(2%)
Percentage of WTI, excluding derivatives	26%	25%

Total Weighted Average Realized Price:
Excluding derivatives ($/Mcfe)	$2.98	$2.81	6%
Including derivatives ($/Mcfe)	$2.92	$2.77	5%

(1)	Based on last day settlement prices from monthly futures contracts.

(2)	This discount includes a basis differential, a heating content adjustment, physical basis sales, third-party transportation charges and fuel charges, and excludes financial basis hedges.
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
We regularly enter into various hedging and other financial arrangements with respect to a portion of our projected natural gas, oil and NGL production in order to ensure certain desired levels of cash flow and to minimize the impact of price fluctuations, including fluctuations in locational market differentials.  We refer you to Item 3, “Quantitative and Qualitative Disclosures About Market Risk” and Note 9 to the consolidated financial statements, included in this Quarterly Report.
The table below presents the amount of our future production in which the basis is protected as of March 31, 2019:

	Volume (Bcf)	Basis Differential
Basis Swaps - Natural Gas
2019	85	$(0.50)
2020	59	(0.44)
Total	144

Physical NYMEX Sales Arrangements - Natural Gas
2019	157	$(0.31)
2020	53	(0.19)
Total	210

In addition to protecting basis, the table below presents the amount of our future production in which price is financially protected as of March 31, 2019:

	Remaining 2019	Full Year 2020	Full Year 2021
Natural gas (Bcf)	340	146	37
Oil (MBbls)	1,581	732	—
Propane (MBbls)	2,028	1,190	—
Ethane (MBbls)	2,778	732	—
Total financial protection on future production (Bcfe)	378	162	37
We refer you to Note 9 of the consolidated financial statements included in this Quarterly Report for additional details about our derivative instruments.
Operating Costs and Expenses

	For the three months ended March 31,		Increase/ (Decrease)
(in millions except percentages)	2019	2018
Lease operating expenses	$166	$213	(22%)
General & administrative expenses	34	48	(29%)
Restructuring charges	3	—	100%
Taxes, other than income taxes	19	21	(10%)
Full cost pool amortization	103	108	(5%)
Non-full cost pool DD&A	7	9	(22%)
Total operating costs	$332	$399	(17%)

	For the three months ended March 31,			Increase/ (Decrease)
Average unit costs per Mcfe:	2019		2018
Lease operating expenses (1)	$0.90		$0.94	(4%)
General & administrative expenses	$0.19	(2)	$0.21	(10%)
Taxes, other than income taxes	$0.10		$0.09	11%
Full cost pool amortization	$0.57		$0.48	19%

(1)	Includes gathering, processing and compression charges.

(2)	Excludes $3 million of restructuring charges.
Lease Operating Expenses

•
Lease operating expenses per Mcfe decreased $0.04 for the three months ended March 31, 2019, respectively, compared to the same period of 2018, primarily due to a $0.02 per Mcfe decrease associated with the sale of our Fayetteville Shale assets, which were sold in December 2018, and a $0.02 per Mcfe decrease primarily related to preventative maintenance associated with extended severe winter weather and a one-time charge of $3.7 million related to NGL processing fees, both recorded in the first quarter of 2018.

General and Administrative Expenses

•
General and administrative expenses decreased $14 million for the three months ended March 31, 2019, compared to the same period in 2018, primarily due to the implementation of cost reduction initiatives and decreased personnel costs.

Taxes, Other than Income Taxes

•
On a per Mcfe basis, taxes, other than income taxes, may vary from period to period due to changes in ad valorem and severance taxes that result from the mix of our production volumes and fluctuations in commodity prices.  Taxes, other than income taxes, increased $0.01 for the three months ended March 31, 2019, compared to the same period of 2018, primarily due to the impact of higher natural gas prices on our tax rates.

Full Cost Pool Amortization

•
Our full cost pool amortization rate increased $0.09 per Mcfe for the three months ended March 31, 2019, respectively, as compared to the same periods in 2018.  The average amortization rate increased primarily as a result of the impact of capital investment and the further evaluation of our unproved properties during the past twelve months and the impact of the Fayetteville Shale sale, which reduced our total natural gas reserves along with the carrying value of our full cost pool assets.

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

•
Unevaluated costs excluded from amortization were $1.7 billion at March 31, 2019, compared to $1.8 billion at December 31, 2018.  The unevaluated costs excluded from amortization decreased as the impact of $52 million of unevaluated capital invested during the period was more than offset by the evaluation of previously unevaluated properties totaling $134 million.

Midstream

	For the three months ended March 31,				Increase/ (Decrease)
(in millions except percentages)	2019		2018
Marketing revenues	$940		$829		13%
Gas gathering revenues	—	(1)	67		(100%)
Other operating revenues	1		—		—%
Marketing purchases	934		819		14%
Operating costs and expenses	4	(1)	60	(2)	(93%)
Operating income	$3		$17		(82%)

Volumes marketed (Bcfe)	289	(3)	265		9%
Volumes gathered (Bcf)	—	(1)	103		(100%)

Percent natural gas marketed from affiliated E&P operations	69%	(3)	97%
Affiliated E&P oil and NGL production marketed	75%		67%

(1)	Reflects the sale of our Fayetteville Shale-related gathering business, which was sold in December 2018.

(2)	Includes $10 million impairment related to certain non-core gathering assets and a $1 million gain from the sale of certain compressor equipment for the three months ended March 31, 2018.

(3)	Includes the effect of the purchase and sale of production from the buyer of the Fayetteville Shale, which was sold in December 2018.
Operating Income

•
Midstream operating income for the first quarter of 2018 includes $22 million related to our gathering operations in the Fayetteville Shale, which were sold in December 2018. Excluding this amount, operating income increased $8 million for the three months ended March 31, 2019, compared to the same period in 2018, primarily due to a $10 million impairment of non-core gathering assets in 2018, partially offset by a $4 million decrease in the marketing margin.

•	The margin generated from marketing activities was $6 million for the three months ended March 31, 2019, compared to $10 million for the same period in 2018.
Margins are driven primarily by volumes marketed and may fluctuate depending on the prices paid for commodities and the ultimate disposition of those commodities.  Increases and decreases in marketing revenues due to changes in commodity prices and volumes marketed are largely offset by corresponding changes in marketing purchase expenses.
Revenues

•
Revenues from our marketing activities increased $111 million for the three months ended March 31, 2019, compared to the same period in 2018, primarily due to a 9% increase in volumes marketed and a 4% increase in the price received for volumes marketed.

Operating Costs and Expenses

•
Midstream operating costs and expenses for the first quarter of 2018 included $44 million related to our gathering operations in the Fayetteville Shale, which was sold in December 2018. Excluding this amount, operating costs and expenses decreased $12 million for the three months ended March 31, 2019, compared to the same period in 2018, primarily due to a $10 million impairment of non-core gathering assets in 2018, a $1 million decrease in operating expenses related to non-core gathering assets which were divested in 2018 and a $1 million decrease in general and administrative expenses due to the implementation of cost reductions.

Consolidated
Restructuring Charges
In December 2018, we closed the sale of the equity in certain of our subsidiaries that owned and operated our Fayetteville Shale E&P and related midstream gathering assets in Arkansas. As part of this transaction, most employees associated with those assets became employees of the buyer although the employment of some was or will be terminated. All affected employees were offered a severance package, which included a one-time cash payment depending on length of service and, if applicable, the current value of a portion of equity awards that were forfeited. We incurred $2 million in severance costs related to the Fayetteville Shale sale for the three months ended March 31, 2019 and have recognized these costs as restructuring charges.
As a result of the Fayetteville Shale sale, we incurred $1 million in charges in the first quarter of 2019 primarily related to office consolidation and have recognized these costs as restructuring charges.
For the three months ended March 31, 2019, we recognized total restructuring charges of $3 million, of which $2 million was related to cash severance, including payroll taxes withheld. We expect to incur up to an additional $3 million to $5 million in restructuring charges for the remainder of 2019 related to office consolidation. All personnel-related activities related to restructuring are expected to be substantially complete in the second quarter of 2019.
Interest Expense

	For the three months ended March 31,		Increase/ (Decrease)
(in millions except percentages)	2019	2018
Gross interest expense:
Senior notes	$39	$50	(22%)
Credit arrangements	3	15	(80%)
Amortization of debt costs	1	2	(50%)
Total gross interest expense	43	67	(36%)
Less: capitalization	(29)	(28)	4%
Net interest expense	$14	$39	(64%)

•
Interest expense related to our senior notes decreased for the three months ended March 31, 2019, compared to the same periods in 2018, as we repurchased $900 million of our outstanding senior notes in December 2018 with a portion of the proceeds from the Fayetteville Shale sale. Additionally, S&P and Moody’s upgraded our public bond ratings in April and May 2018, respectively, which lowered the interest rates associated with our Senior Notes due 2020 and 2025 by half of a basis point, effective in July 2018.

•
Interest expense related to our credit arrangements decreased for the three months ended March 31, 2019, as compared to the same period in 2018, primarily due to the extinguishment of our 2016 term loan and entering into our revolving credit facility in April 2018, which decreased our outstanding borrowing amount, and the repayment of our revolving credit facility borrowings with a portion of the net proceeds from the Fayetteville Shale sale.

•
Capitalized interest slightly increased for the three months ended March 31, 2019, compared to the same period in 2018, and increased as a percentage of gross interest expense primarily due to an increase in our average cost of debt.

Gain (Loss) on Derivatives

	For the three months ended March 31,
(in millions)	2019	2018
Gain (loss) on unsettled derivatives	$(22)	$2
Loss on settled derivatives	(10)	(9)
Loss on derivatives	$(32)	$(7)

We refer you to Note 9 to the consolidated financial statements included in this Quarterly Report for additional details about our gain (loss) on derivatives.
Income Taxes

	For the three months ended March 31,
(in millions except percentages)	2019	2018
Income tax benefit	$(426)	$—
Effective tax rate	(254%)	0%

•
As of the first quarter of 2019, we have sustained a three-year cumulative level of profitability. Based on this factor and other positive evidence such as forecasted income, we concluded that it is more likely than not that the deferred tax assets would be realized and released substantially all of the valuation allowance. This resulted in a discrete tax benefit recorded for the period of $426 million. We expect to keep a valuation allowance of $87 million related to net operating losses in jurisdictions in which we no longer operate.

•
Our low effective tax rate in 2018 was the result of our recognition of a valuation allowance that reduced the deferred tax asset primarily related to our current net operating loss carryforward.  A valuation allowance for deferred tax assets, including net operating losses, is recognized when it is more likely than not that some or all of the benefit from the deferred tax asset will not be realized.

New Accounting Standards Implemented in this Report
Refer to Note 18 to the consolidated financial statements of this Quarterly Report for a discussion of new accounting standards which have been implemented.
New Accounting Standards Not Yet Implemented in this Report
Refer to Note 18 to the consolidated financial statements of this Quarterly Report for a discussion of new accounting standards which have not yet been implemented.
LIQUIDITY AND CAPITAL RESOURCES
We depend on funds generated from our operations, our cash and cash equivalents balance, our revolving credit facility and capital markets as our primary sources of liquidity. Although we have financial flexibility with our cash balance and the ability to draw on our $2.0 billion revolving credit facility (less outstanding letters of credit which were approximately $172 million as of March 31, 2019), we continue to be committed to our capital discipline strategy of investing within our cash flow from operations net of changes in working capital, supplemented by a portion of the net proceeds from the Fayetteville Shale sale realized in December 2018.
Our cash flow from operating activities is highly dependent upon the sales prices that we receive for our natural gas and liquids production.  Natural gas, oil and NGL prices are subject to wide fluctuations and are driven by market supply and demand, which is impacted by many factors. The sales price we receive for our production is also influenced by our commodity hedging activities.  Our derivative contracts allow us to ensure a certain level of cash flow to fund our operations.    See “Quantitative and Qualitative Disclosures about Market Risks” in Item 3 and Note 9, in the consolidated financial statements included in this Quarterly Report for further details.
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
Credit Arrangements and Financing Activities
On April 26, 2018, we replaced our 2016 credit facility with a new revolving credit facility which matures in April 2023.  Although the 2018 revolving credit facility currently has a maximum borrowing capacity of $3.5 billion, a borrowing base of $2.1 billion and commitments of $2.0 billion, it is subject to both a borrowing base that is determined semiannually in April and October by the lenders and the permitted lien limitations in our senior note indentures.  The borrowing base is subject to change based primarily on drilling results, commodity prices, the level of capital investing and operating costs.  On April 4, 2019, the banks participating in our 2018 credit facility reaffirmed the borrowing base of $2.1 billion. As of March 31, 2019, we had no borrowings outstanding on our 2018 revolving credit facility and $172 million in letters of credit.
As of March 31, 2019, we were in compliance with all of the covenants of our revolving credit facility in all material respects.  We refer you to Note 12 of the consolidated financial statements included in this Quarterly Report for additional discussion of the covenant requirements of our 2018 revolving credit facility. Although we do not anticipate any violations of the financial covenants, our ability to comply with these covenants is dependent upon the success of our exploration and development program and upon factors beyond our control, such as the market prices for natural gas and liquids.
The credit status of the financial institutions participating in our revolving credit facility could adversely impact our ability to borrow funds under the revolving credit facility.  Although we believe all of the lenders under the facility have the ability to provide funds, we cannot predict whether each will be able to meet their obligation to us. We refer you to Note 12 to the consolidated financial statements included in this Quarterly Report for additional discussion of our revolving credit facility.
Because of the focused work on refinancing and repayment of our debt during 2017 and 2018, only $265 million, or 11%, of our outstanding debt balance as of March 31, 2019 will come due prior to 2025, with $52 million of that coming due in the next year.
At March 31, 2019, we had a long-term issuer credit rating of Ba2 by Moody’s, a long-term debt rating of BB by S&P and a long-term issuer default rating of BB by Fitch Ratings.  Any upgrades or downgrades in our public debt ratings by Moody’s or S&P could decrease or increase our cost of funds, respectively.
Cash Flows

	For the three months ended March 31,
(in millions)	2019	2018
Net cash provided by operating activities	$442	$364
Net cash used in investing activities	(258)	(294)
Net cash used in financing activities	(19)	(28)
Cash Flow from Operating Activities

	For the three months ended March 31,
(in millions)	2019	2018
Net cash provided by operating activities	$442	$364
Less: Changes in working capital	(136)	(6)
Net cash provided by operating activities, net of changes in working capital	$306	$358

•
Net cash provided by operating activities increased 21%, or $78 million, for the three months ended March 31, 2019, compared to the same period in 2018, primarily due to a $130 million increase in working capital partially offset by the impact of a 19% decrease in production volumes primarily associated with the December 2018 Fayetteville Shale sale.

•
Net cash generated from operating activities, net of changes in working capital, provided 94% of our cash requirements for capital investments for the three months ended March 31, 2019, compared to providing 106% of our cash requirements for capital investments for the same period in 2018. While we front-load our capital programs into the earlier quarters in the year, we remain committed to our capital discipline strategy of investing within our cash flow from operations, net of changes in working capital, supplemented by a portion of the net proceeds from the Fayetteville Shale sale.

Cash Flow from Investing Activities

•
Total E&P capital investing decreased $9 million for the three months ended March 31, 2019, compared to the same period in 2018, due to a $5 million decrease in direct E&P capital investing and a $4 million decrease in capitalized interest and internal costs, as compared to the same period in 2018.

	For the three months ended March 31,
(in millions)	2019	2018
Cash Flows from Investing Activities
Additions to properties and equipment	$258	$302
Adjustments for capital investments
Changes in capital accruals	66	33
Other	1	3
Total capital investing	$325	$338
Capital Investing

	For the three months ended March 31,		Increase/ (Decrease)
(in millions except percentages)	2019	2018
E&P capital investing	$325	$334	(3%)
Midstream capital investing (1)	—	4	(100%)
Total capital investing	$325	$338	(4%)
໿

(1)	Our Midstream gathering business in the Fayetteville Shale was sold in December 2018.

	For the three months ended March 31,
(in millions)	2019	2018
E&P Capital Investments by Type:
Exploratory and development drilling, including workovers	$251	$255
Acquisitions of properties	7	20
Seismic expenditures	1	1
Water infrastructure project	15	3
Drilling rigs and other	2	2
Capitalized interest and expenses	49	53
Total E&P capital investments	$325	$334

E&P Capital Investments by Area:
Northeast Appalachia	$106	$111
Southwest Appalachia	198	202
Fayetteville Shale	—	15
New Ventures & Other (1)	21	6
Total E&P capital investments	$325	$334

(1)	Includes $15 million and $3 million for the three months ended March 31, 2019 and 2018, respectively, related to our water infrastructure project.

	For the three months ended March 31,
	2019	2018
Gross Operated Well Count Summary:
Drilled	30	32
Completed	31	29
Wells to sales	19	33
Actual capital expenditure levels may vary significantly from period to period due to many factors, including drilling results, natural gas, oil and NGL prices, industry conditions, the prices and availability of goods and services, and the extent to which properties are acquired or non-strategic assets are sold.

Cash Flow from Financing Activities

(in millions except percentages)	March 31, 2019	December 31, 2018	Increase/(Decrease)
Debt (1)	$2,319	$2,318	$1
Equity	2,937	2,362	575
Total debt to capitalization ratio	44%	50%

Debt (1)	$2,319	$2,318	$1
Less: Cash and cash equivalents	366	201	165
Debt, net of cash and cash equivalents (2)	$1,953	$2,117	$(164)

(1)	The increase in total debt as of March 31, 2019, as compared to December 31, 2018, relates to the amortization of financing costs during the first quarter in 2019.

(2)	Debt, net of cash and cash equivalents is a non-GAAP financial measure of a company’s ability to repay its debt if it was all due today.
We refer you to Note 12 of the consolidated financial statements included in this Quarterly Report for additional discussion of our outstanding debt and credit facilities.
Working Capital

•	We had negative working capital of $56 million at March 31, 2019 primarily due to $52 million of our long-term debt, which matures in less than a year, being reclassified as a current liability.

•
At December 31, 2018, we had positive working capital of $110 million at December 31, 2018 primarily due to $201 million of cash and cash equivalents resulting from the net proceeds from the Fayetteville Shale sale and increase in accounts receivable primarily related to the increase in commodity pricing in December 2018, as compared to December 2017.

Off-Balance Sheet Arrangements
We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations.  As of March 31, 2019, our material off-balance sheet arrangements and transactions include operating service arrangements and $172 million in letters of credit outstanding against our 2018 revolving credit facility.  There are no other transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of our capital resources.  For more information regarding off-balance sheet arrangements, we refer you to “Contractual Obligations and Contingent Liabilities and Commitments” in our 2018 Annual Report.
Contractual Obligations and Contingent Liabilities and Commitments
We have various contractual obligations in the normal course of our operations and financing activities.  Other than the firm transportation and gathering agreements discussed below, there have been no material changes to our contractual obligations from those disclosed in our 2018 Annual Report.
Contingent Liabilities and Commitments
As of March 31, 2019, our contractual obligations for demand and similar charges under firm transportation and gathering agreements to guarantee access capacity on natural gas and liquids pipelines and gathering systems totaled approximately $9.0 billion, $1.4 billion of which related to access capacity on future pipeline and gathering infrastructure projects that still require the granting of regulatory approvals and/or additional construction efforts.  This amount also included guarantee obligations of up to $403 million.  As of March 31, 2019, future payments under non-cancelable firm transportation and gathering agreements are as follows:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	5 to 8 years	More than 8 Years
Infrastructure currently in service	$7,583	$723	$1,304	$1,135	$1,520	$2,901
Pending regulatory approval and/or construction (1)	1,411	4	113	167	285	842
Total transportation charges	$8,994	$727	$1,417	$1,302	$1,805	$3,743

(1)	Based on the estimated in-service dates as of March 31, 2019.
Included in the transportation charges above are $108 million (potentially due in less than one year) and $80 million (potentially due in one to two years) related to certain agreements that remain in the name of our marketing affiliate but are expected to be paid in full by Flywheel Energy Operating, LLC, the purchaser of the Fayetteville Shale assets. Of these amounts, we may be obligated to reimburse Flywheel Energy Operating, LLC for a portion of volumetric shortfalls during 2019 and 2020 (up to $94 million) under these transportation agreements and have currently recorded a $78 million liability as of March 31, 2019, down from $88 million recorded at December 31, 2018.
In the first quarter of 2019, we agreed to purchase firm transportation with pipelines in the Appalachian Basin starting in 2021 and running through 2032 totaling $357 million in total contractual commitments of which the seller has agreed to reimburse $133 million of these commitments.
Substantially all of our employees are covered by defined benefit and postretirement benefit plans.  For the three months ended March 31, 2019, we have contributed $5 million to the pension and postretirement benefit plans.  We expect to contribute an additional $7 million to our pension and postretirement benefit plans during the remainder of 2019.  We recognized liabilities of $44 million and $47 million as of March 31, 2019 and December 31, 2018, respectively, as a result of the underfunded status of our pension and other postretirement benefit plans.  See Note 15 to the consolidated financial statements included in this Quarterly Report for additional discussion about our pension and other postretirement benefits.
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
For further information, we refer you to “Litigation” and “Environmental Risk” in Note 13 to the consolidated financial statements included in Item I of Part I of this Quarterly Report.
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
Credit Risk
Our exposure to concentrations of credit risk consists primarily of trade receivables and derivative contracts associated with commodities trading.  Concentrations of credit risk with respect to receivables are limited due to the large number of our purchasers and their dispersion across geographic areas.  However, at March 31, 2019, Direct Energy Business Marketing LLC accounted for approximately 11.3% of the quarter’s total natural gas, oil and NGL sales. At December 31, 2018, two subsidiaries of Royal Dutch Shell Plc in aggregate accounted for approximately 10.4% of the quarter’s total natural gas, oil and NGL sales.  A default on these accounts could have a material impact on the Company, but we do not believe that there is a material risk of an event of default.  We believe that the loss of any one customer would not have an adverse effect on our ability to sell our natural gas, oil and NGL production. See “Commodities Risk” below for discussion of credit risk associated with commodities trading.

Interest Rate Risk
As of March 31, 2019, we had approximately $2.3 billion of outstanding senior notes with a weighted average interest rate of 6.68%, and no borrowings under our revolving credit facility.  We currently have an interest rate swap in effect to mitigate a portion of our exposure to volatility in interest rates.  At March 31, 2019, we had a long-term issuer credit rating of Ba2 by Moody’s, a long-term debt rating of BB by S&P and a long-term issuer default rating of BB by Fitch Ratings.  Any upgrades or downgrades in our public debt ratings by Moody’s or S&P could decrease or increase our cost of funds, respectively.

	Expected Maturity Date
($ in millions)	2019	2020	2021	2022	2023		Thereafter	Total
Fixed rate payments (1)	$—	$52	$—	$213	$—		$2,077	$2,342
Weighted average interest rate	—%	5.30%	—%	4.10%	—%		6.98%	6.68%

Variable rate payments (1)	—	—	—	—	—	(1)	—	—	(1)
Weighted average interest rate	—%	—%	—%	—%	3.92%		—%	3.92%

(1)	Excludes unamortized debt issuance costs and debt discounts.
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
The primary market risks relating to our derivative contracts are the volatility in market prices and basis differentials for our production.  However, the market price risk is offset by the gain or loss recognized upon the related sale or purchase of the production that is financially protected.  Credit risk relates to the risk of loss as a result of non-performance by our counterparties.  The counterparties are primarily major banks and integrated energy companies that management believes present minimal credit risks.  The credit quality of each counterparty and the level of financial exposure we have to each counterparty are closely monitored to limit our credit risk exposure.  Additionally, we perform both quantitative and qualitative assessments of these counterparties based on their credit ratings and credit default swap rates where applicable.  We have not incurred any counterparty losses related to non-performance and do not anticipate any losses given the information we have currently.  However, we cannot be certain that we will not experience such losses in the future.  We refer you to Note 9 of the consolidated financial statements included in this Quarterly Report for additional details about our derivative instruments.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act.  Our disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, accumulate and communicate information to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and submission within the time periods specified in the SEC’s rules and forms.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those determined to be effective can provide only a level of reasonable assurance with respect to financial statement preparation and presentation.  Based on the evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2019 at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Refer to “Litigation” and “Environmental Risk” in Note 13 to the consolidated financial statements included in Item 1 of Part I of this Quarterly Report for a discussion of the Company’s legal proceedings.
ITEM 1A. RISK FACTORS
There were no additions or material changes to our risk factors as disclosed in Item 1A of Part I in the Company’s 2018 Annual Report.
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

SOUTHWESTERN ENERGY COMPANY
Registrant

Dated:	April 25, 2019	/s/ JULIAN M. BOTT
Julian M. Bott Executive Vice President and Chief Financial Officer
໿