Form 10-Q
period 2019-09-30
SOUTHWESTERN ENERGY CO
filed 2019-10-25
CIK 7332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the quarterly period ended September 30, 2019
Or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of October 22, 2019
Common Stock, Par Value $0.01	541,296,926

SOUTHWESTERN ENERGY COMPANY
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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
You should not place undue reliance on forward-looking statements.  They are subject to known and unknown risks, uncertainties and other factors that may affect our operations, markets, products, services and prices and cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.  In addition to any assumptions and other factors referred to specifically in connection with forward-looking statements, risks, uncertainties and factors that could cause our actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:
•the timing and extent of changes in market conditions and prices for natural gas, oil and natural gas liquids (“NGLs”) (including regional basis differentials);
•our ability to fund our planned capital investments;
•a change in our credit rating, an increase in interest rates and any adverse impacts from the discontinuation of the London Interbank Offered Rate (“LIBOR”);
•the extent to which lower commodity prices impact our ability to service or refinance our existing debt;
•the impact of volatility in the financial markets or other global economic factors;
•difficulties in appropriately allocating capital and resources among our strategic opportunities;
•the timing and extent of our success in discovering, developing, producing and estimating reserves;
•our ability to maintain leases that may expire if production is not established or profitably maintained;
•our ability to realize the expected benefits from acquisitions;
•our ability to transport our production to the most favorable markets or at all;
•availability and costs of personnel and of products and services provided by third parties;
•the impact of government regulation, including changes in law, the ability to obtain and maintain permits, any increase in severance or similar taxes, and legislation or regulation relating to hydraulic fracturing, climate and over-the-counter derivatives;
•the impact of the adverse outcome of any material litigation against us or judicial decisions that affect us or our industry generally;
•the effects of weather;
•increased competition;
•the financial impact of accounting regulations and critical accounting policies;
•the comparative cost of alternative fuels;
•credit risk relating to the risk of loss as a result of non-performance by our counterparties; and
•any other factors listed in the reports we have filed and may file with the Securities and Exchange Commission (“SEC”).
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
(in millions, except share/per share amounts)	2019	2018	2019	2018
Operating Revenues:
Gas sales	$238	$465	$943	$1,412
Oil sales	67	62	153	141
NGL sales	52	112	191	252
Marketing	279	287	1,004	805
Gas gathering	—	25	—	73
Other	—	—	2	4
	636	951	2,293	2,687
Operating Costs and Expenses:
Marketing purchases	288	288	1,022	808
Operating expenses	189	206	523	588
General and administrative expenses	42	51	119	165
Loss on sale of operating assets	—	—	3	—
Restructuring charges	4	2	9	20
Depreciation, depletion and amortization	125	151	352	426
Impairments	2	161	8	171
Taxes, other than income taxes	15	26	51	64
	665	885	2,087	2,242
Operating Income (Loss)	(29)	66	206	445
Interest Expense:
Interest on debt	42	56	125	180
Other interest charges	2	2	5	6
Interest capitalized	(27)	(29)	(84)	(86)
	17	29	46	100

Gain (Loss) on Derivatives	100	(65)	220	(108)
Gain (Loss) on Early Extinguishment of Debt	7	—	7	(8)
Other Income (Loss), Net	(2)	(1)	(7)	1

Income (Loss) Before Income Taxes	59	(29)	380	230
Provision (Benefit) for Income Taxes
Current	(1)	—	(1)	—
Deferred	11	—	(400)	—
	10	—	(401)	—
Net Income (Loss)	$49	$(29)	$781	$230
Participating securities – mandatory convertible preferred stock	—	—	—	1
Net Income (Loss) Attributable to Common Stock	$49	$(29)	$781	$229

Earnings (Loss) Per Common Share
Basic	$0.09	$(0.05)	$1.45	$0.40
Diluted	$0.09	$(0.05)	$1.44	$0.39

Weighted Average Common Shares Outstanding:
Basic	539,221,101	581,171,753	539,315,170	577,912,421
Diluted	540,038,187	581,171,753	540,442,649	579,828,858

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2019	2018 (1)	2019	2018 (1)
Net income (loss)	$49	$(29)	$781	$230

Change in value of pension and other postretirement liabilities:
Amortization of prior service cost and net loss included in net periodic pension cost (2)	1	4	5	4

Comprehensive income (loss)	$50	$(25)	$786	$234
(1)In 2018, deferred tax activity incurred in other comprehensive income was offset by a valuation allowance.
(2)Primarily related to settlement of pension assets in 2019 and the curtailment of pension assets in 2018. Net of less than $1 million and $1 million in taxes for the three months ended September 30, 2019 and 2018, respectively, and $2 million and $1 million in taxes for the nine months ended September 30, 2019 and 2018, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS	(in millions)
Current assets:
Cash and cash equivalents	$29	$201
Accounts receivable, net	323	581
Derivative assets	239	130
Other current assets	42	44
Total current assets	633	956
Natural gas and oil properties, using the full cost method, including $1,518 million as of September 30, 2019 and $1,755 million as of December 31, 2018 excluded from amortization	25,060	24,180
Other	522	525
Less: Accumulated depreciation, depletion and amortization	(20,383)	(20,049)
Total property and equipment, net	5,199	4,656
Deferred tax assets	398	—
Other long-term assets	368	185
TOTAL ASSETS	$6,598	$5,797
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$52	$—
Accounts payable	539	609
Taxes payable	55	58
Interest payable	57	52
Derivative liabilities	85	79
Other current liabilities	92	48
Total current liabilities	880	846
Long-term debt	2,219	2,318
Pension and other postretirement liabilities	39	46
Other long-term liabilities	325	225
Total long-term liabilities	2,583	2,589
Commitments and contingencies (Note 13)
Equity:
Common stock, $0.01 par value; 1,250,000,000 shares authorized; issued 585,637,420 shares as of September 30, 2019 and 585,407,107 shares as of December 31, 2018	6	6
Additional paid-in capital	4,723	4,715
Accumulated deficit	(1,361)	(2,142)
Accumulated other comprehensive loss	(31)	(36)
Common stock in treasury, 44,353,224 shares as of September 30, 2019 and 39,092,537 shares as of December 31, 2018	(202)	(181)
Total equity	3,135	2,362
TOTAL LIABILITIES AND EQUITY	$6,598	$5,797

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
(in millions)	2019	2018
Cash Flows From Operating Activities:
Net income	$781	$230
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	352	426
Amortization of debt issuance costs	5	6
Impairments	8	171
Deferred income taxes	(400)	—
(Gain) loss on derivatives, unsettled	(108)	113
Stock-based compensation	6	12
(Gain) loss on early extinguishment of debt	(7)	8
Loss on sale of assets	3	—
Other	11	7
Change in assets and liabilities:
Accounts receivable	257	(7)
Accounts payable	(124)	60
Taxes payable	(3)	—
Interest payable	2	(5)
Inventories	(2)	(9)
Other assets and liabilities	(42)	(41)
Net cash provided by operating activities	739	971

Cash Flows From Investing Activities:
Capital investments	(877)	(1,008)
Proceeds from sale of property and equipment	42	9
Other	—	4
Net cash used in investing activities	(835)	(995)

Cash Flows From Financing Activities:
Payments on long-term debt	(43)	(1,191)
Payments on revolving credit facility	—	(1,122)
Borrowings under revolving credit facility	—	1,482
Change in bank drafts outstanding	(11)	10
Debt issuance costs	—	(9)
Purchase of treasury stock	(21)	(25)
Preferred stock dividend	—	(27)
Cash paid for tax withholding	(1)	(1)
Net cash used in financing activities	(76)	(883)

Decrease in cash and cash equivalents	(172)	(907)
Cash and cash equivalents at beginning of year	201	916
Cash and cash equivalents at end of period	$29	$9

The accompanying notes are an integral part of these consolidated financial statements.໿

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury		Total
	Shares Issued	Amount				Shares	Amount

	(in millions, except share amounts)
Balance at December 31, 2018	585,407,107	$6	$4,715	$(2,142)	$(36)	39,092,537	$(181)	$2,362
Comprehensive income:
Net income	—	—	—	594	—	—	—	594
Other comprehensive income	—	—	—	—	—	—	—	—
Total comprehensive income	—	—	—	—	—	—	—	594
Stock-based compensation	—	—	3	—	—	—	—	3
Issuance of restricted stock	8,798	—	—	—	—	—	—	—
Cancellation of restricted stock	(128,324)	—	—	—	—	—	—	—
Treasury stock	—	—	—	—	—	5,260,687	(21)	(21)
Performance units vested	535,802	—	—	—	—	—	—	—
Tax withholding – stock compensation	(274,657)	—	(1)	—	—	—	—	(1)
Balance at March 31, 2019	585,548,726	$6	$4,717	$(1,548)	$(36)	44,353,224	$(202)	$2,937
Comprehensive income:
Net income	—	—	—	138	—	—	—	138
Other comprehensive income	—	—	—	—	4	—	—	4
Total comprehensive income	—	—	—	—	—	—	—	142
Stock-based compensation	—	—	3	—	—	—	—	3
Issuance of restricted stock	6,424	—	—	—	—	—	—	—
Cancellation of restricted stock	(72,555)	—	—	—	—	—	—	—
Tax withholding – stock compensation	(4,250)	—	—	—	—	—	—	—
Balance at June 30, 2019	585,478,345	$6	$4,720	$(1,410)	$(32)	44,353,224	$(202)	$3,082
Comprehensive income:
Net income	—	—	—	49	—	—	—	49
Other comprehensive income	—	—	—	—	1	—	—	1
Total comprehensive income	—	—	—	—	—	—	—	50
Stock-based compensation	—	—	3	—	—	—	—	3
Issuance of restricted stock	205,883	—	—	—	—	—	—	—
Cancellation of restricted stock	(33,851)	—	—	—	—	—	—	—
Tax withholding – stock compensation	(12,957)	—	—	—	—	—	—	—
Balance at September 30, 2019	585,637,420	$6	$4,723	$(1,361)	$(31)	44,353,224	$(202)	$3,135

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
(Unaudited)

	Common Stock		Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury		Total
	Shares Issued	Amount	Shares Issued				Shares	Amount

	(in millions, except share amounts)
Balance at December 31, 2017	512,134,311	$5	1,725,000	$4,698	$(2,679)	$(44)	31,269	$(1)	$1,979
Comprehensive income:
Net income	—	—	—	—	208	—	—	—	208
Other comprehensive income	—	—	—	—	—	—	—	—	—
Total comprehensive income	—	—	—	—	—	—	—	—	208
Stock-based compensation	—	—	—	7	—	—	—	—	7
Conversion of preferred stock	74,998,614	1	(1,725,000)	(1)	—	—	—	—	—
Issuance of restricted stock	5,076	—	—	—	—	—	—	—	—
Cancellation of restricted stock	(160,168)	—	—	—	—	—	—	—	—
Performance units vested	214,866	—	—	—	—	—	—	—	—
Tax withholding – stock compensation	(338,808)	—	—	(1)	—	—	—	—	(1)
Balance at March 31, 2018	586,853,891	$6	—	$4,703	$(2,471)	$(44)	31,269	$(1)	$2,193
Comprehensive income:
Net income	—	—	—	—	51	—	—	—	51
Other comprehensive income	—	—	—	—	—	—	—	—	—
Total comprehensive income	—	—	—	—	—	—	—	—	51
Stock-based compensation	—	—	—	6	—	—	—	—	6
Issuance of restricted stock	307,743	—	—	—	—	—	—	—	—
Cancellation of restricted stock	(722,465)	—	—	—	—	—	—	—	—
Tax withholding – stock compensation	(9,068)	—	—	—	—	—	—	—	—
Balance at June 30, 2018	586,430,101	$6	—	$4,709	$(2,420)	$(44)	31,269	$(1)	$2,250
Comprehensive loss
Net loss	—	—	—	—	(29)	—	—	—	(29)
Other comprehensive income	—	—	—	—	—	4	—	—	4
Total comprehensive loss	—	—	—	—	—	—	—	—	(25)
Stock-based compensation	—	—	—	5	—	—	—	—	5
Preferred stock dividend	—	—	—	—	—	—	—	—	—
Issuance of restricted stock	30,924	—	—	—	—	—	—	—	—
Cancellation of restricted stock	(248,342)	—	—	—	—	—	—	—	—
Treasury stock	—	—	—	—	—	—	4,829,011	(25)	(25)
Tax withholding – stock compensation	(17,521)	—	—	—	—	—	—	—	—
Balance at September 30, 2018	586,195,162	$6	—	$4,714	$(2,449)	$(40)	4,860,280	$(26)	$2,205
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(1) BASIS OF PRESENTATION
Southwestern Energy Company (including its subsidiaries, collectively “Southwestern” or the “Company”) is an independent energy company engaged in natural gas, oil and natural gas liquid (“NGL”) exploration, development and production (“E&P”). The Company is also focused on creating and capturing additional value through its marketing business (“Midstream”). Southwestern conducts most of its business through subsidiaries and operates principally in two segments: E&P and Midstream. The Company’s historical financial and operating results include its Fayetteville Shale E&P and related midstream gathering businesses, which were sold in early December 2018 (the “Fayetteville Shale sale”). The sale is discussed in further detail in Note 2.
E&P. Southwestern’s primary business is the exploration for and production of natural gas, oil and NGLs, with ongoing operations focused on the development of unconventional natural gas and oil reservoirs located in Pennsylvania and West Virginia. The Company’s operations in northeast Pennsylvania, herein referred to as “Northeast Appalachia,” are primarily focused on the unconventional natural gas reservoir known as the Marcellus Shale. Operations in West Virginia and southwest Pennsylvania, herein referred to as “Southwest Appalachia,” are focused on the Marcellus Shale, the Utica and the Upper Devonian unconventional natural gas and oil reservoirs. Collectively, Southwestern refers to its properties located in Pennsylvania and West Virginia as the “Appalachian Basin.” The Company also operates drilling rigs located in Pennsylvania and West Virginia, and provides certain oilfield products and services, principally serving the Company’s E&P operations through vertical integration.
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
Certain reclassifications have been made to the prior year financial statements to conform to the 2019 presentation. The effects of the reclassifications were not material to the Company’s consolidated financial statements.
(2) DIVESTITURES
On August 30, 2018, the Company entered into an agreement with Flywheel Energy Operating, LLC to sell 100% of the equity in the Company’s subsidiaries that owned and operated its Fayetteville Shale E&P and related midstream gathering assets for $1,865 million in cash, subject to customary closing adjustments, with an economic effective date of July 1, 2018. On December 3, 2018, the Company closed on the Fayetteville Shale sale and received approximately $1,650 million, which included purchase price adjustments of approximately $215 million primarily related to the net cash flows from the economic effective date to the closing date.
The Company retained certain contractual commitments related to firm transportation, with the buyer obligated to pay the transportation provider directly for these charges. As of September 30, 2019, approximately $135 million of these contractual commitments remain of which the Company will reimburse the buyer for certain of these potential obligations up to approximately $70 million through 2020 depending on the buyer’s actual use. At September 30, 2019, the Company has recorded a $57 million liability for the estimated future payments.

In accordance with accounting guidance for Property, Plant and Equipment, assets held for sale are measured at the lower of the carrying value or fair value less costs to sell. Because the assets outside of the full cost pool included in the Fayetteville Shale sale met the criteria for held for sale accounting as of September 30, 2018, the Company determined the carrying value of certain non-full cost pool assets exceeded the fair value less costs to sell. As a result, an impairment charge of $161 million was recorded during the three and nine months ended September 30, 2018, of which $145 million related to midstream gathering assets held for sale and $15 million related to E&P assets held for sale. Additionally, the Company recorded a $1 million impairment related to other non-core assets that were not included in the sale.
From the proceeds received, $914 million was used to repurchase $900 million of the Company’s outstanding senior notes, including premiums and $9 million in accrued interest paid in December 2018. In addition, $201 million, including approximately $1 million in commissions, was used to repurchase approximately 44 million shares of the Company’s outstanding common stock, including $21 million during the first quarter of 2019. The Company earmarked the remaining net proceeds from the sale to supplement Appalachian Basin development and for general corporate purposes.
In June 2019, the Company sold non-core acreage for $25 million. There was no production or proved reserves associated with this acreage. In addition, during July 2019, the Company sold the land associated with its headquarters office building for $16 million, and recognized a $2 million gain on the sale. The Company also from time to time sells leases and other properties whose value, individually, is not material but is reflected in the Company’s financial statements.
(3) RESTRUCTURING CHARGES

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
In December 2018, the Company closed on the sale of the equity in certain of its subsidiaries that owned and operated its Fayetteville Shale E&P and related midstream gathering assets in Arkansas. As part of the transaction, most employees associated with those assets became employees of the buyer although the employment of some was terminated. All affected employees were offered a severance package, which included a one-time cash payment depending on length of service and, if applicable, the current value of a portion of equity awards that were forfeited. As of September 30, 2019, the Company has substantially completed the Fayetteville Shale sale-related employment terminations.
In July 2019, the Company terminated its existing lease agreement on its headquarters office building and entered into a new 10-year lease agreement for a smaller portion of the building. Approximately $3 million of the fees associated with the Company’s office consolidation are reflected as restructuring charges for the three months ended September 30, 2019. The Company also recognized additional severance costs in the third quarter of 2019, related to continued organizational restructuring, for which a liability of $1 million has been accrued as of September 30, 2019.
The following table presents a summary of the restructuring charges included in Operating Income (Loss) for the three and nine months ended September 30, 2019 and 2018:

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2019	2018	2019	2018
Severance (including payroll taxes)	$1	$1	$4	$18
Office consolidation	3	—	5	—
Professional fees	—	1	—	2
Total restructuring charges (1)	$4	$2	$9	$20
(1)Total restructuring charges were $4 million and $9 million for the Company’s E&P segment for the three and nine months ended September 30, 2019, respectively. Total restructuring charges were $2 million for the Company’s E&P segment for the three months ended September 30, 2018, and $18 million and $2 million for the Company’s E&P and Midstream segments, respectively, for the nine months ended September 30, 2018.
The following table presents a reconciliation of the liability associated with the Company’s restructuring activities at September 30, 2019, which is reflected in accounts payable on the consolidated balance sheet:

(in millions)
Liability at December 31, 2018	$5
Additions	9
Distributions	(13)
Liability at September 30, 2019	$1

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
The standard provides optional practical expedients to ease the burden of transition. The Company has adopted the following practical expedients through implementation:
•an election not to apply the recognition requirements in the leases standard to short-term leases and recognize lease payments in the consolidated statement of operations (a lease that at commencement date has an initial term of 12 months or less and does not contain a purchase option that the Company is reasonably certain to exercise);

•a package of practical expedients to not reassess: whether a contract is or contains a lease, lease classification and initial direct costs;

•a practical expedient that permits combining lease and non-lease components in a contract and accounting for the combination as a lease (elected by asset class);

•a practical expedient to not reassess certain land easements in existence prior to January 1, 2019; and

•an election to adopt the modified retrospective approach for all leases existing at or entered into after the initial date of adoption which does not require a restatement of prior period. No cumulative-effect adjustment to retained earnings was required as a result of the modified retrospective approach.
Upon adoption of ASC 842, the Company recognized a discounted right-of-use asset and corresponding lease liability with opening balances of approximately $105 million as of January 1, 2019. The adoption of the standard did not materially change the Company’s consolidated statement of operations or its consolidated statement of cash flows.
The Company determines if a contract contains a lease at inception. A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment (an identified asset) for a period of time in exchange for consideration. A right-of-use asset and corresponding lease liability are recognized on the balance sheet at commencement at an amount based on the present value of the remaining lease payments over the lease term. As the implicit rate of the lease is not always readily determinable, the Company uses the incremental borrowing rate to calculate the present value of the lease payments based on information available at commencement date. Operating right-of-use assets are included in other long-term assets while operating lease liabilities are included in other current and other long-term liabilities on the consolidated balance sheet. The Company does not have any financing lease type of arrangements as of September 30, 2019. By policy election, leases with an initial term of twelve months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis, and variable lease payments are recognized in the period as incurred.
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
In July 2019, the Company terminated its existing lease agreement and entered into a new 10-year lease agreement for a smaller portion of the headquarters office building, which resulted in the Company making a $6 million residual value guarantee short-fall payment to the building’s previous lessor. The net impact to the Company’s right of use asset balance increased $56 million in the third quarter of 2019 as a result of entering into the new lease agreement, which was partially offset by the early lease termination of the previous lease. The Company’s variable lease costs are primarily comprised of variable operating charges incurred in connection with the new building lease which are expected to continue throughout the lease term. There are currently no material residual value guarantees in the Company’s existing leases.
The components of lease costs are shown below:

For the nine months ended September 30, 2019
(in millions)
Operating lease cost	$33
Short-term lease cost	49
Variable lease cost	1
Total lease cost	$83
As of September 30, 2019, the Company has operating leases of $20 million, related primarily to compressor leases, that have been executed but not yet commenced.  These operating leases are planned to commence during 2019 with lease terms expiring through 2023. The Company’s existing operating leases do not contain any material restrictive covenants.
Supplemental cash flow information related to leases is set forth below:

For the nine months ended September 30, 2019
(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$34

Right-of-use assets obtained in exchange for new operating liabilities:
Operating leases	$88
Supplemental balance sheet information related to leases is as follows:

Right-of-use asset balance: (in millions)	September 30, 2019
Operating leases	$164
Lease liability balance: (in millions)
Short-term operating leases	$35
Long-term operating leases	124
Total operating leases	$159

Weighted average remaining lease term: (years)
Operating leases	6.8

Weighted average discount rate:
Operating leases	5.54%
Maturity analysis of operating lease liabilities:

(in millions)	September 30, 2019
2019	$12
2020	40
2021	31
2022	21
2023	19
2024	15
Thereafter	52
Total undiscounted lease liability	190
Imputed interest	(31)
Total discounted lease liability	$159

(in millions)	December 31, 2018
2019	$38
2020	28
2021	14
2022	6
2023	5
Thereafter	4
Total minimum payments required	$95

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
Marketing.  The Company, through its marketing affiliate, generally markets natural gas, oil and NGLs for its affiliated E&P company as well as other joint interest owners who choose to market with Southwestern.  In addition, the Company markets some products purchased from third parties.  Marketing revenues for natural gas, oil and NGL sales are recognized when control of the product is transferred to the customer at a designated delivery point.  The pricing provisions of the Company’s contracts are primarily tied to a market index with certain adjustments based on factors such as delivery, quality of the product and prevailing supply and demand conditions.  Under the Company’s marketing contracts, the delivery of each unit of natural gas, oil and NGLs represents a separate performance obligation, and revenue is recognized at the point in time when the performance obligations are fulfilled.  Customers are invoiced and revenues are recorded each month as natural gas, oil and NGLs are delivered, and payment terms are typically within 30 to 60 days of control transfer.  Furthermore, consideration from a customer corresponds directly with the value to the customer of the Company’s performance completed to date.  As a result, the Company recognizes revenue in the amount to which the Company has a right to invoice and has not disclosed information regarding its remaining performance obligations.
Gas gathering.  Prior to the Fayetteville Shale sale in December 2018, the Company, through its gathering affiliate, gathered natural gas pursuant to a variety of contracts with customers, including an affiliated E&P company.  The performance obligations for gas gathering services included delivery of each unit of natural gas to the designated delivery point, which may include treating of certain natural gas units to meet interstate pipeline specifications.  Revenue was recognized at the point in time when performance obligations were fulfilled.  Under the Company’s gathering contracts, customers were invoiced and revenue was recognized each month based on the volume of natural gas transported and treated at a contractually agreed upon price per unit.  Payment terms were typically within 30 to 60 days of completion of the performance obligations.  Furthermore, consideration from a customer corresponded directly with the value to the customer of the Company’s performance completed to date.  As a result, the Company recognized revenue in the amount to which the Company had a right to invoice and had not disclosed information regarding its remaining performance obligations.  Any imbalances were settled on a monthly basis by cashing-out with the respective shipper.  Accordingly, there were no contract assets or contract liabilities related to the Company’s gas gathering revenues.

Disaggregation of Revenues
The Company presents a disaggregation of E&P revenues by product on the consolidated statements of operations net of intersegment revenues.  The following table reconciles operating revenues as presented on the consolidated statements of operations to the operating revenues by segment:

(in millions)	E&P	Midstream	Intersegment Revenues	Total
Three months ended September 30, 2019
Gas sales	$230	$—	$8	$238
Oil sales	66	—	1	67
NGL sales	52	—	—	52
Marketing	—	592	(313)	279
Total	$348	$592	$(304)	$636

Three months ended September 30, 2018
Gas sales	$460	$—	$5	$465
Oil sales	61	—	1	62
NGL sales	112	—	—	112
Marketing	—	846	(559)	287
Gas gathering (1)	—	66	(41)	25
Total	$633	$912	$(594)	$951

(in millions)	E&P	Midstream	Intersegment Revenues	Total
Nine months ended September 30, 2019
Gas sales	$918	$—	$25	$943
Oil sales	151	—	2	153
NGL sales	191	—	—	191
Marketing	—	2,158	(1,154)	1,004
Other (2)	1	1	—	2
Total	$1,261	$2,159	$(1,127)	$2,293

Nine months ended September 30, 2018
Gas sales	$1,395	$—	$17	$1,412
Oil sales	139	—	2	141
NGL sales	252	—	—	252
Marketing	—	2,403	(1,598)	805
Gas gathering (1)	—	202	(129)	73
Other (2)	4	—	—	4
Total	$1,790	$2,605	$(1,708)	$2,687
(1)The Company’s gas gathering assets were divested in December 2018 as part of the Fayetteville Shale sale.
(2)Other E&P revenues consists primarily of water sales to third-party operators, and other Midstream revenues consists primarily of sales of gas from storage.
Associated E&P revenues are also disaggregated for analysis on a geographic basis by the core areas in which the Company operates, which are in Pennsylvania and West Virginia. In December 2018, the Company sold 100% of its Fayetteville Shale assets.

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2019	2018	2019	2018
Northeast Appalachia	$175	$254	$740	$794
Southwest Appalachia	173	235	519	557
Fayetteville Shale	—	140	—	431
Other	—	4	2	8
Total	$348	$633	$1,261	$1,790

Receivables from Contracts with Customers
The following table reconciles the Company’s receivables from contracts with customers to consolidated accounts receivable as presented on the consolidated balance sheet:

(in millions)	September 30, 2019	December 31, 2018
Receivables from contracts with customers	$235	$494
Other accounts receivable	88	87
Total accounts receivable	$323	$581
Amounts recognized against the Company’s allowance for doubtful accounts related to receivables arising from contracts with customers were immaterial for the three and nine months ended September 30, 2019 and 2018.  The Company has no contract assets or contract liabilities associated with its revenues from contracts with customers.
(6) CASH AND CASH EQUIVALENTS
The following table presents a summary of cash and cash equivalents as of September 30, 2019 and December 31, 2018:

(in millions)	September 30, 2019	December 31, 2018
Cash	$9	$32
Marketable securities (1)	20	169
Total	$29	$201
(1)Consists of government stable value money market funds.
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
Using the average quoted price from the first day of each month from the previous 12 months for Henry Hub natural gas of $2.87 per MMBtu, West Texas Intermediate oil of $57.77 per Bbl and NGLs of $12.59 per Bbl, adjusted for differentials, the Company’s net book value of its United States natural gas and oil properties did not exceed the ceiling amount at September 30, 2019.  The Company had no derivative positions that were designated for hedge accounting as of September 30, 2019.  Decreases in market prices as well as changes in production rates, levels of reserves, evaluation of costs excluded from amortization, future development costs and production costs could result in future ceiling test impairments. Should market prices continue below the average of the previous 12-months, as was the case in the third quarter of 2019, such impairments may occur in upcoming quarters.
Using the average quoted price from the first day of each month from the previous 12 months for Henry Hub natural gas of $2.91 per MMBtu, West Texas Intermediate oil of $63.43 per Bbl and NGLs of $17.47 per Bbl, adjusted for differentials, the Company’s net book value of its United States natural gas and oil properties did not exceed the ceiling amount at September 30, 2018.  The Company had no derivative positions that were designated for hedge accounting as of September 30, 2018.
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
The following table presents the computation of earnings per share for the three and nine months ended September 30, 2019 and 2018:

	For the three months ended September 30,		For the nine months ended September 30,
(in millions, except share/per share amounts)	2019	2018	2019	2018
Net income (loss)	$49	$(29)	$781	$230
Participating securities – mandatory convertible preferred stock	—	—	—	1
Net income (loss) attributable to common stock	$49	$(29)	$781	$229

Number of common shares:
Weighted average outstanding	539,221,101	581,171,753	539,315,170	577,912,421
Issued upon assumed exercise of outstanding stock options	—	—	—	—
Effect of issuance of non-vested restricted common stock	187,706	—	400,120	640,365
Effect of issuance of non-vested performance units	629,380	—	727,359	1,276,072
Weighted average and potential dilutive outstanding	540,038,187	581,171,753	540,442,649	579,828,858

Earnings per common share
Basic	$0.09	$(0.05)	$1.45	$0.40
Diluted	$0.09	$(0.05)	$1.44	$0.39
The following table presents the common stock shares equivalent excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2019 and 2018, as they would have had an antidilutive effect:

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Unexercised stock options	5,102,882	717	5,115,334	—
Unvested share-based payment	2,136,453	3,463,802	1,797,963	4,246,492
Performance units	240,450	2,000,553	247,443	856,703
Mandatory convertible preferred stock	—	—	—	3,296,642
Total	7,479,785	5,465,072	7,160,740	8,399,837

(9) DERIVATIVES AND RISK MANAGEMENT
The Company is exposed to volatility in market prices and basis differentials for natural gas, oil and NGLs which impacts the predictability of its cash flows related to the sale of those commodities.  These risks are managed by the Company’s use of certain derivative financial instruments.  As of September 30, 2019, the Company’s derivative financial instruments consisted of fixed price swaps, two-way costless collars, three-way costless collars, basis swaps, call options and interest rate swaps.  A description of the Company’s derivative financial instruments is provided below:

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

The following tables provide information about the Company’s financial instruments that are sensitive to changes in commodity prices and that are used to protect the Company’s exposure. None of the financial instruments below are designated for hedge accounting treatment.  The tables present the notional amount, the weighted average contract prices and the fair value by expected maturity dates as of September 30, 2019:

Financial Protection on Production
		Weighted Average Price per MMBtu
	Volume (Bcf)	Swaps	Sold Puts	Purchased Puts	Sold Calls	Basis Differential	Fair Value at September 30, 2019 (in millions)
Natural Gas
2019
Fixed price swaps	61	$2.89	$—	$—	$—	$—	$28
Two-way costless collars	6	—	—	2.78	2.92	—	2
Three-way costless collars	44	—	2.43	2.82	3.15	—	13
Total	111						$43
2020
Fixed price swaps	151	$2.58	$—	$—	$—	$—	$45	(1)
Three-way costless collars	209	—	2.34	2.67	2.98	—	22
Total	360						$67
2021
Three-way costless collars	134	$—	$2.27	$2.55	$2.85	$—	$(1)
2022
Three-way costless collars	23	$—	$2.30	$2.70	$3.14	$—	$—

Basis Swaps
2019	35	$—	$—	$—	$—	$(0.40)	$9
2020	141	—	—	—	—	(0.31)	(13)
2021	65	—	—	—	—	(0.48)	(1)
2022	45	—	—	—	—	(0.50)	—
Total	286						$(5)
(1)Includes $9 million in premiums paid related to certain natural gas fixed price swaps recognized as a component of derivative assets within current assets on the consolidated balance sheet at September 30, 2019. As certain natural gas fixed price swaps settle, the premium will be amortized and recognized as a component of gain (loss) on derivatives on the consolidated statements of operations.

	Volume (MBbls)	Weighted Average Strike Price per Bbl				Fair Value at September 30, 2019 (in millions)
		Swaps	Sold Puts	Purchased Puts	Sold Calls
Oil
2019
Fixed price swaps (1)	632	$60.65	$—	$—	$—	$4
Two-way costless collars	382	—	—	61.45	67.16	3
Three-way costless collars	138	—	45.00	55.00	63.67	—
Total	1,152					$7
2020
Fixed price swaps	1,556	$60.18	$—	$—	$—	$14
Two-way costless collars	366	—	—	60.00	69.80	4
Three-way costless collars	915	—	45.00	55.00	61.75	3
Total	2,837					$21
2021
Three-way costless collars	730	$—	$45.00	$53.00	$59.50	$1

Propane
2019
Fixed price swaps	978	$30.18	$—	$—	$—	$11
Two-way costless collars	138	—	—	25.62	28.77	1
Total	1,116					$12
2020
Fixed price swaps	2,928	$25.58	$—	$—	$—	$18
Two-way costless collars	366	—	—	25.20	$29.40	2
Total	3,294					$20
2021
Fixed price swaps	456	$22.24	$—	$—	$—	$1

Ethane
2019
Fixed price swaps	2,194	$10.53	$—	$—	$—	$6
2020
Fixed price swaps	3,843	$9.80	$—	$—	$—	$7
(1)Includes 69 MBbls of purchased fixed price oil swaps hedged at $69.10 per Bbl with a fair value of ($1) million and 701 MBbls of sold fixed price oil swaps hedged at $61.48 per Bbl with a fair value of $5 million.

Other Derivative Contracts
	Volume (Bcf)	Weighted Average Strike Price per MMBtu	Fair Value at September 30, 2019 (in millions)
Purchased Call Options – Natural Gas
2019	5	$3.50	$—
2020	68	3.63	1
2021	57	3.52	2
Total	130		$3

Sold Call Options – Natural Gas
2019	13	$3.50	$—
2020	137	3.39	(5)
2021	114	3.33	(6)
2023	6	3.00	(1)
2024	9	3.00	(2)
Total	279		$(14)
໿

	Volume (Bcf)	Weighted Average Strike Price per MMBtu	Basis Differential per MMBtu	Fair Value at September 30, 2019 (in millions)
Storage (1)
2019
Purchased fixed price swaps	—	$2.90	$—	$—
Purchased basis swaps	—	—	(0.61)	—
Total	—			$—
2020
Purchased fixed price swaps	—	$2.37	$—	$—
Purchased basis swaps	—	—	(0.32)	—
Sold fixed price swaps	2	3.06	—	1
Sold basis swaps	—	—	(0.32)	—
Total	2			$1
(1)The Company has entered into certain derivatives to protect the value of volumes of natural gas injected into a storage facility that will be withdrawn at a later date.
At September 30, 2019, the net fair value of the Company’s financial instruments related to commodities was a $169 million asset.
As of September 30, 2019, the Company had no positions designated for hedge accounting treatment. Gains and losses on derivatives that are not designated for hedge accounting treatment, or do not meet hedge accounting requirements, are recorded as a component of gain (loss) on derivatives on the consolidated statements of operations. Accordingly, the gain (loss) on derivatives component of the statement of operations reflects the gain and losses on both settled and unsettled derivatives. The Company calculates gains and losses on settled derivatives as the summation of gains and losses on positions which have settled within the reporting period. Only the settled gains and losses are included in the Company’s realized commodity price calculations.
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

The balance sheet classification of the assets and liabilities related to derivative financial instruments (none of which are designated for hedge accounting treatment) is summarized below as of September 30, 2019 and December 31, 2018:

Derivative Assets
		Fair Value
(in millions)	Balance Sheet Classification	September 30, 2019		December 31, 2018
Derivatives not designated as hedging instruments:
Fixed price swaps – natural gas	Derivative assets	$68	(1)	$32
Fixed price swaps – oil	Derivative assets	15		13
Fixed price swaps – propane	Derivative assets	25		11
Fixed price swaps – ethane	Derivative assets	12		7
Two-way costless collars – natural gas	Derivative assets	2		11
Two-way costless collars – oil	Derivative assets	6		6
Two-way costless collars – propane	Derivative assets	3		—
Three-way costless collars – natural gas	Derivative assets	84		41
Three-way costless collars – oil	Derivative assets	5		—
Basis swaps – natural gas	Derivative assets	17		8
Purchased call options – natural gas	Derivative assets	1		—
Storage – fixed price swaps	Derivative assets	1		—
Interest rate swaps	Derivative assets	—		1
Fixed price swaps – natural gas	Other long-term assets	5		6
Fixed price swaps – oil	Other long-term assets	4		6
Fixed price swaps – propane	Other long-term assets	5		—
Fixed price swaps – ethane	Other long-term assets	1		1
Two-way costless collars – oil	Other long-term assets	1		5
Three-way costless collars – natural gas	Other long-term assets	63		34
Three-way costless collars – oil	Other long-term assets	8		—
Basis swaps – natural gas	Other long-term assets	7		3
Purchased call options – natural gas	Other long-term assets	2		6
Total derivative assets		$335		$191

Derivative Liabilities
		Fair Value
(in millions)	Balance Sheet Classification	September 30, 2019	December 31, 2018
Derivatives not designated as hedging instruments:
Purchased fixed price swap – oil	Derivative liabilities	$1	$6
Fixed price swaps – natural gas	Derivative liabilities	—	9
Fixed price swaps – ethane	Derivative liabilities	—	3
Two-way costless collars – natural gas	Derivative liabilities	—	7
Three-way costless collars – natural gas	Derivative liabilities	53	33
Three-way costless collars – oil	Derivative liabilities	3	—
Basis swaps – natural gas	Derivative liabilities	24	18
Sold call options – natural gas	Derivative liabilities	4	3
Fixed price swaps – natural gas	Other long-term liabilities	—	1
Two-way costless collars – oil	Other long-term liabilities	—	1
Three-way costless collars – natural gas	Other long-term liabilities	60	35
Three-way costless collars – oil	Other long-term liabilities	6	—
Basis swap – natural gas	Other long-term liabilities	5	4
Sold call options – natural gas	Other long-term liabilities	10	19
Total derivative liabilities		$166	$139
(1) Includes $9 million in premiums paid related to certain natural gas fixed price swaps recognized as a component of derivative assets within current assets on the consolidated balance sheet at September 30, 2019. As certain natural gas fixed price swaps settle, the premium will be amortized and recognized as a component of gain (loss) on derivatives on the consolidated statements of operations.

The following tables summarize the before-tax effect of the Company’s derivative instruments on the consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018:

Unsettled Gain (Loss) on Derivatives Recognized in Earnings

Derivative Instrument	Consolidated Statement of Operations Classification of Gain (Loss) on Derivatives, Unsettled	For the three months ended September 30,			For the nine months ended September 30,
		2019		2018	2019		2018

		(in millions)
Purchased fixed price swaps – oil	Gain (Loss) on Derivatives	$—		$—	$5		$—
Fixed price swaps – natural gas	Gain (Loss) on Derivatives	(19)		(17)	36		(46)
Fixed price swaps – oil	Gain (Loss) on Derivatives	8		—	—		—
Fixed price swaps – propane	Gain (Loss) on Derivatives	10		(10)	19		(19)
Fixed price swaps – ethane	Gain (Loss) on Derivatives	1		(27)	8		(29)
Two-way costless collars – natural gas	Gain (Loss) on Derivatives	(11)		2	(2)		4
Two-way costless collars – oil	Gain (Loss) on Derivatives	—		—	(3)		—
Two-way costless collars – propane	Gain (Loss) on Derivatives	1		—	3		—
Three-way costless collars – natural gas	Gain (Loss) on Derivatives	3		(7)	27		(36)
Three-way costless collars – oil	Gain (Loss) on Derivatives	3		—	4		—
Basis swaps – natural gas	Gain (Loss) on Derivatives	12		(5)	6		11
Purchased call options – natural gas	Gain (Loss) on Derivatives	(1)		(2)	(3)		2
Sold call options – natural gas	Gain (Loss) on Derivatives	2		5	8		2
Sold call options – oil	Gain (Loss) on Derivatives	—		1	—		(5)
Storage – fixed price swap	Gain (Loss) on Derivatives	2		—	1		—
Interest rate swaps	Gain (Loss) on Derivatives	1		1	(1)		3
Total gain (loss) on unsettled derivatives		$12		$(59)	$108		$(113)

Settled Gain (Loss) on Derivatives Recognized in Earnings (1)

Derivative Instrument	Consolidated Statement of Operations Classification of Gain (Loss) on Derivatives, Settled	For the three months ended September 30,			For the nine months ended September 30,
		2019		2018	2019		2018

		(in millions)
Purchased fixed price swaps – oil	Gain (Loss) on Derivatives	$—		$—	$(2)		$—
Fixed price swaps – natural gas	Gain (Loss) on Derivatives	45		5	53		18
Fixed price swaps – oil	Gain (Loss) on Derivatives	3		—	7		—
Fixed price swaps – propane	Gain (Loss) on Derivatives	11		(5)	20		(6)
Fixed price swaps – ethane	Gain (Loss) on Derivatives	6		(6)	12		(6)
Two-way costless collars – natural gas	Gain (Loss) on Derivatives	10		—	12		4
Two-way costless collars – oil	Gain (Loss) on Derivatives	2		—	4		—
Two-way costless collars – propane	Gain (Loss) on Derivatives	1		—	1		—
Three-way costless collars – natural gas	Gain (Loss) on Derivatives	15		5	19		24
Basis swaps – natural gas	Gain (Loss) on Derivatives	(3)		(4)	(11)		(28)
Purchased call options – natural gas	Gain (Loss) on Derivatives	(1)	(2)	—	(1)	(2)	2	(3)
Sold call options – natural gas	Gain (Loss) on Derivatives	—		—	(1)		(1)
Sold call options – oil	Gain (Loss) on Derivatives	—		(1)	—		(2)
Storage – fixed price swap	Gain (Loss) on Derivatives	(1)		—	(1)		—
Total gain (loss) on settled derivatives		$88		$(6)	$112		$5

Total gain (loss) on derivatives		$100		$(65)	$220		$(108)
(1)The Company calculates gain (loss) on derivatives, settled, as the summation of gains and losses on positions that settled within the period.
(2)Includes $1 million amortization of premiums paid related to certain natural gas purchased call options for the three and nine months ended September 30, 2019, which is included in gain (loss) on derivatives on the consolidated statements of operations.
(3)Includes $1 million amortization of premiums paid related to certain natural gas purchased call options for the nine months ended September 30, 2018, which is included in gain (loss) on derivatives on the consolidated statements of operations.

(10) RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
In the first half of 2019, changes in accumulated other comprehensive income primarily related to settlements in the Company’s pension and other postretirement benefits. The following tables detail the components of accumulated other comprehensive income and the related tax effects for the nine months ended September 30, 2019:

(in millions)	Pension and Other Postretirement	Foreign Currency	Total
Beginning balance December 31, 2018	$(22)	$(14)	$(36)
Other comprehensive income before reclassifications	—	—	—
Amounts reclassified from other comprehensive income (1)	5	—	5
Net current-period other comprehensive income	5	—	5
Ending balance September 30, 2019	$(17)	$(14)	$(31)

(1)See separate table below for details about these reclassifications.

Details about Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations	Amount Reclassified from Accumulated Other Comprehensive Income
		For the nine months ended September 30, 2019
		(in millions)
Pension and other postretirement:
Amortization of prior service cost and net loss (1)	Other Income, Net	$7
	Provision for income taxes	2
	Net income	$5

Total reclassifications for the period	Net income	$5
໿
(1)See Note 15 for additional details regarding the Company’s pension and other postretirement benefit plans.
(11) FAIR VALUE MEASUREMENTS
Assets and liabilities measured at fair value on a recurring basis
The carrying amounts and estimated fair values of the Company’s financial instruments as of September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019				December 31, 2018
(in millions)	Carrying Amount		Fair Value		Carrying Amount	Fair Value
Cash and cash equivalents	$29		$29		$201	$201
2018 revolving credit facility due April 2023	—		—		—	—
Senior notes (1)	2,292		2,109		2,342	2,190
Derivative instruments, net	169	(2)	169	(2)	52	52
(1)Excludes unamortized debt issuance costs and debt discounts.
(2)Includes $9 million in premiums paid related to certain natural gas fixed price swaps recognized as a component of derivative assets within current assets on the consolidated balance sheet.
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
Debt: The fair values of the Company’s senior notes were based on the market value of the Company’s publicly traded debt as determined based on the market prices of the Company’s senior notes.  These instruments were previously classified as a Level 2 measurement but substantially all senior notes were updated to a Level 1 measurement in the second quarter of 2018 as the market activity of the Company’s debt has resulted in timely quoted prices.  The 3.42% Senior Notes due January 2020 remain a Level 2 measurement due to relative market inactivity.
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
The Company has classified its derivatives into these levels depending upon the data utilized to determine their fair values.  The Company’s fixed price swaps (Level 2) are estimated using third-party discounted cash flow calculations using the New York Mercantile Exchange (“NYMEX”) futures index for natural gas and oil derivatives and Oil Price Information Service (“OPIS”) for ethane and propane derivatives.  The Company utilizes discounted cash flow models for valuing its interest rate derivatives (Level 2).  The net derivative values attributable to the Company’s interest rate derivative contracts as of September 30, 2019 are based on (i) the contracted notional amounts, (ii) active market-quoted LIBOR yield curves and (iii) the applicable credit-adjusted risk-free rate yield curve.
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
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 30, 2019
	Fair Value Measurements Using:
(in millions)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets (Liabilities) at Fair Value
Assets
Fixed price swap – natural gas (1)	$—	$73	$—	$73
Fixed price swap – oil	—	19	—	19
Fixed price swap – propane	—	30	—	30
Fixed price swap – ethane	—	13	—	13
Two-way costless collar – natural gas	—	2	—	2
Two-way costless collar – oil	—	7	—	7
Two-way costless collar – propane	—	3	—	3
Three-way costless collar – natural gas	—	147	—	147
Three-way costless collar – oil	—	13	—	13
Basis swap – natural gas	—	24	—	24
Purchased call option – natural gas	—	3	—	3
Storage – fixed price swap	—	1	—	1
Liabilities
Purchased fixed price swap – oil	—	(1)	—	(1)
Three-way costless collar – natural gas	—	(113)	—	(113)
Three-way costless collar – oil	—	(9)	—	(9)
Basis swap – natural gas	—	(29)	—	(29)
Sold call option – natural gas	—	(14)	—	(14)
Total	$—	$169	$—	$169
(1)Includes $9 million in premiums paid related to certain natural gas fixed price swaps recognized as a component of derivative assets within current assets on the consolidated balance sheet at September 30, 2019. As certain natural gas fixed price swaps settle, the premium will be amortized and recognized as a component of gain (loss) on derivatives on the consolidated statements of operations.

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
The table below presents reconciliations for the change in net fair value of derivative assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2019 and 2018.  There were no derivatives presented as Level 3 in the third quarters of 2019 and 2018. The fair values of Level 3 derivative instruments were estimated using proprietary valuation models that utilized both market observable and unobservable parameters.  Level 3 instruments presented in the table consisted of net derivatives valued using pricing models incorporating assumptions that, in the Company’s judgment, reflected reasonable assumptions a marketplace participant would have used as of September 30, 2018. Commodity derivatives previously presented as Level 3 were transferred to Level 2 in the second quarter of 2018 as the Company moved from using proprietary volatility inputs and forward curves to more widely available published information, increasing market observability.
໿

	For the nine months ended September 30,
(in millions)	2019	2018
Balance at beginning of period	$—	$22
Total gains (losses):
Included in earnings	—	(17)
Settlements	—	1	(1)
Transfers into/out of Level 3	—	(6)	(2)
Balance at end of period	$—	$—
Change in gains (losses) included in earnings relating to derivatives still held as of September 30	$—	$—
(1)Includes $1 million amortization of premiums paid related to certain purchased natural gas call options for the nine months ended September 30, 2018.
(1)Commodity derivatives previously presented as Level 3 were transferred to Level 2 in the second quarter of 2018 as the Company moved from using proprietary volatility inputs and forward curves to more widely available published information, increasing market observability.
Assets and liabilities measured at fair value on a nonrecurring basis
In accordance with accounting guidance for Property, Plant and Equipment, assets held for sale are measured at the lower of the carrying value or fair value less costs to sell. Because the assets outside of the full cost pool included in the Fayetteville Shale sale met the criteria for held for sale accounting as of September 30, 2018, the Company determined the carrying value of certain non-full cost pool assets exceeded the fair value less costs to sell, the Company recorded an impairment charge of $161 million during the third quarter of 2018, of which $145 million related to midstream gathering assets and $15 million related to E&P assets which were both reflected as assets held for sale as of September 30, 2018. Additionally, the Company recorded an $1 million impairment related to other non-core assets that were not included in the sale. The estimated fair value of the gathering assets was based on an estimated discounted cash flow model and market assumptions. The significant Level 3 assumptions used in the calculation of estimated discounted cash flows included future commodity prices, projections of estimated quantities of natural gas reserves, operating costs, projections of future rates of production, inflation factors and risk adjusted discount rates.
(12) DEBT
The components of debt as of September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019
(in millions)	Debt Instrument	Unamortized Issuance Expense		Unamortized Debt Discount	Total
Current portion of long-term debt:
4.05% Senior Notes due January 2020 (1)	$52	$—		$—	$52
Total current portion of long-term debt	$52	$—		$—	$52

Long-term debt:
Variable rate (3.420% at September 30, 2019) 2018 revolving credit facility, due April 2023	$—	$—	(2)	$—	$—
4.10% Senior Notes due March 2022	213	(1)		—	212
4.95% Senior Notes due January 2025 (1)(3)	896	(7)		(1)	888
7.50% Senior Notes due April 2026 (3)	639	(7)		—	632
7.75% Senior Notes due October 2027 (3)	492	(5)		—	487
Total long-term debt	$2,240	$(20)		$(1)	$2,219

Total debt	$2,292	$(20)		$(1)	$2,271

	December 31, 2018
(in millions)	Debt Instrument	Unamortized Issuance Expense		Unamortized Debt Discount	Total
Long-term debt:
Variable rate (3.920% at December 31, 2018) 2018 term loan facility, due April 2023	$—	$—	(2)	$—	$—
4.05% Senior Notes due January 2020 (1)	52	—		—	52
4.10% Senior Notes due March 2022	213	(1)		—	212
4.95% Senior Notes due January 2025 (1)	927	(7)		(1)	919
7.50% Senior Notes due April 2026	650	(8)		—	642
7.75% Senior Notes due October 2027	500	(7)		—	493
Total long-term debt	$2,342	$(23)		$(1)	$2,318
(1)In February and June 2016, Moody’s and S&P downgraded certain senior notes, increasing the interest rates by 175 basis points effective July 2016.  As a result of the downgrades, interest rates increased to 5.80% for the 2020 Notes and 6.70% for the 2025 Notes.  S&P and Moody’s upgraded certain senior notes in April and May 2018, respectively.  As a result of these upgrades, interest rates decreased to 5.30% for the 2020 Notes and 6.20% for the 2025 Notes effective July 2018.  The first coupon payment to the bondholders at the lower interest rate was paid in January 2019.
(2)At September 30, 2019 and December 31, 2018, unamortized issuance expense of $9 million and $12 million, respectively, associated with the 2018 revolving credit facility is classified as other long-term assets on the consolidated balance sheets.
(3)During the third quarter of 2019, the Company purchased $31 million in 2025 Notes, $11 million in 2026 Notes and $8 million in 2027 Notes for $43 million in cash, reducing the Company’s outstanding debt by $50 million. This resulted in a gain on early extinguishment of debt of $7 million for the three and nine months ended September 30, 2019.
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

The 2018 credit facility has an aggregate maximum revolving credit amount of $3.5 billion with a current aggregate commitment of $2.0 billion and a borrowing base (limit on availability) that is redetermined each April and October. The 2018 credit facility is secured by substantially all of the assets owned by the Company and its subsidiaries. The permitted lien provisions in the senior note indentures currently limit liens securing indebtedness to the greater of $2.0 billion and 25% of adjusted consolidated net tangible assets.  On October 8, 2019, the Company entered into an amendment to the 2018 credit facility that, among other things, established the October 2019 borrowing base at $2.1 billion and extended the maturity date to April 2024.
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
1.Minimum current ratio of no less than 1.00 to 1.00, whereby current ratio is defined as the Company’s consolidated current assets (including unused commitments under the credit agreement, but excluding non-cash derivative assets) to consolidated current liabilities (excluding non-cash derivative obligations and current maturities of long-term debt).
2.Maximum total net leverage ratio of no greater than (i) with respect to each fiscal quarter ending during the period from June 30, 2018 through March 31, 2019, 4.50 to 1.00, (ii) with respect to each fiscal quarter ending during the period from June 30, 2019 through March 31, 2020, 4.25 to 1.00, and (iii) with respect to each fiscal quarter ending on or after June 30, 2020, 4.00 to 1.00.  Total net leverage ratio is defined as total debt less cash on hand (up to the lesser of 10% of credit limit or $150 million) divided by consolidated EBITDAX for the last four consecutive quarters.  EBITDAX, as defined in the Company’s 2018 credit agreement, excludes the effects of interest expense, depreciation, depletion and amortization, income tax, any non-cash impacts from impairments, certain non-cash hedging activities, stock-based compensation expense, non-cash gains or losses on asset sales, unamortized issuance cost, unamortized debt discount and certain restructuring costs.
The 2018 credit facility contains customary events of default that include, among other things, the failure to comply with the financial covenants described above, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments and cross-defaults to material indebtedness.  If an event of default occurs and is continuing, all amounts outstanding under the 2018 credit facility may become immediately due and payable. As of September 30, 2019, the Company was in compliance with all of the covenants of the credit agreement.
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
As of September 30, 2019, the Company had $172 million in letters of credit and no borrowings outstanding under the 2018 revolving credit facility.

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
In the third quarter of 2019, the Company repurchased $31 million of its 4.95% Senior Notes due 2025, $11 million of its 7.50% Senior Notes due 2025 and $8 million of its 7.75% Senior Notes due 2026 for $43 million, and recognized a $7 million gain on the extinguishment of debt.
(13) COMMITMENTS AND CONTINGENCIES
Operating Commitments and Contingencies
As of September 30, 2019, the Company’s contractual obligations for demand and similar charges under firm transportation and gathering agreements to guarantee access capacity on natural gas and liquids pipelines and gathering systems totaled approximately $8.2 billion, $752 million of which related to access capacity on future pipeline and gathering infrastructure projects that still require the granting of regulatory approvals and additional construction efforts.  The Company also had guarantee obligations of up to $323 million of that amount.  As of September 30, 2019, future payments under non-cancelable firm transportation and gathering agreements were as follows:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	5 to 8 Years	More than 8 Years
Infrastructure currently in service	$7,442	$681	$1,272	$1,075	$1,528	$2,886
Pending regulatory approval and/or construction (1)	752	19	73	75	139	446
Total transportation charges	$8,194	$700	$1,345	$1,150	$1,667	$3,332
(1)Based on estimated in-service dates as of September 30, 2019.
In December 2018, the Company closed the Fayetteville Shale sale. The Company retained certain contractual commitments related to firm transportation, with the buyer obligated to pay the transportation provider directly for these charges. As of September 30, 2019, approximately $135 million of these contractual commitments remain of which the Company will reimburse the buyer for certain of these potential obligations up to approximately $70 million through December 2020 depending on the buyer’s actual use, and has recorded a $57 million liability for the estimated future payments, down from $88 million recorded at December 31, 2018.
In the first quarter of 2019, the Company agreed to purchase firm transportation with pipelines in the Appalachian Basin starting in 2021 and running through 2032 totaling $357 million in total contractual commitments, which is presented in the table above; the seller has agreed to reimburse $133 million of these commitments.
In July 2019, the Company terminated its existing lease agreement and entered into a new lease agreement for a smaller portion of the headquarters office building, resulting in a contractual commitment totaling $87 million over the next ten years as of September 30, 2019.
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

Litigation
The Company is subject to various litigation, claims and proceedings that have arisen in the ordinary course of business, such as for alleged breaches of contract, miscalculation of royalties, employment matters, traffic accidents, pollution, contamination, encroachment on others’ property or nuisance. The Company accrues for such items when a liability is both probable and the amount can be reasonably estimated. As of September 30, 2019, the Company does not currently have any material amounts accrued related to litigation matters. For any matters not accrued for, it is not possible at this time to estimate the amount of any additional loss, or range of loss, that is reasonably possible, but, based on the nature of the claims, management believes that current litigation, claims and proceedings, individually or in aggregate and after taking into account insurance, are not likely to have a material adverse impact on the Company’s financial position, results of operations or cash flows, for the period in which the effect of that outcome becomes reasonably estimable. Many of these matters are in early stages, so the allegations and the damage theories have not been fully developed, and are all subject to inherent uncertainties; therefore, management’s view may change in the future.
As of September 30, 2019, all certified class actions against the Company regarding royalty payments in Arkansas have been resolved favorably to the Company or settled. Some actions filed on behalf of mineral interest owners who opted out of the class actions remain pending, but the Company does not expect these cases to have a material impact on its financial position, results of operations, or cash flows.
Indemnifications
The Company has provided certain indemnifications to various third parties, including in relation to asset and entity dispositions, securities offerings and other financings.  In the case of asset dispositions, these indemnifications typically relate to disputes, litigation or tax matters existing at the date of disposition. The Company likewise obtains indemnification for future matters when it sells assets, although there is no assurance the buyer will be capable of performing those obligations.  In the case of equity offerings, these indemnifications typically relate to claims asserted against underwriters in connection with an offering. No material liabilities have been recognized in connection with these indemnifications.
(14) INCOME TAXES
The Company’s effective tax rate was approximately 18% and 0% for the three months ended September 30, 2019 and 2018, respectively, and (105)% and 0% for the nine months ended September 30, 2019 and 2018, respectively. The change in the effective tax rate for the three and nine months ended September 30, 2019 was primarily the effect of releasing the valuation allowances previously recorded against the Company’s deferred tax assets. A valuation allowance for deferred tax assets, including net operating losses, is recognized when it is more likely than not that some or all of the benefit from the deferred tax assets will not be realized.  To assess that likelihood, the Company uses estimates and judgment regarding future taxable income, and considers the tax consequences in the jurisdiction where such taxable income is generated, to determine whether a valuation allowance is required.  Such evidence can include current financial position, results of operations, both actual and forecasted, the reversal of deferred tax liabilities and tax planning strategies as well as the current and forecasted business economics of the oil and gas industry.
For the year ended December 31, 2018, the Company maintained a full valuation allowance against its deferred tax assets based on its conclusion, considering all available evidence (both positive and negative), that it was more likely than not that the deferred tax assets would not be realized. A significant item of objective negative evidence considered was the cumulative pre-tax loss incurred over the three-year period ended December 31, 2018, primarily due to impairments of proved natural gas and oil properties recognized in 2015 and 2016.  As of the first quarter of 2019, the Company had sustained a three-year cumulative level of profitability. Based on this factor and other positive evidence including forecasted income, the Company concluded that it was more likely than not that the deferred tax assets would be realized and determined $522 million of the valuation allowance will be released. For the nine months ended September 30, 2019, the Company recorded a discrete tax benefit of $399 million, with the remainder being recognized through current period activity. The Company expects to retain a valuation allowance of $87 million related to net operating losses in jurisdictions in which it no longer operates.

(15) PENSION PLAN AND OTHER POSTRETIREMENT BENEFITS

The Company maintains defined pension and other postretirement benefit plans, which cover substantially all of the Company’s employees.  Net periodic pension costs include the following components for the three and nine months ended September 30, 2019 and 2018:

	Consolidated Statements of Operations Classification of Net Periodic Benefit Cost	For the three months ended September 30,		For the nine months ended September 30,
(in millions)		2019	2018	2019	2018
Service cost	General and administrative expenses	$1	$2	$5	$8
Interest cost	Other Income (Loss), Net	2	1	4	4
Expected return on plan assets	Other Income (Loss), Net	(1)	(2)	(4)	(6)
Amortization of prior service cost	Other Income (Loss), Net	—	—	—	—
Amortization of net loss	Other Income (Loss), Net	—	1	1	1
Settlement loss	Other Income (Loss), Net	1	—	5	—
Net periodic benefit cost		$3	$2	$11	$7
The Company recognized a $5 million non-cash settlement loss related to $19 million of lump sum payments from the pension plan for the nine months ended September 30, 2019 for employees who were terminated primarily as a result of the Fayetteville Shale sale.
The Company’s other postretirement benefit plan had a net periodic benefit cost of less than $1 million for the three months ended September 30, 2019 and 2018 and a net periodic benefit cost of $1 million and $2 million for the nine months ended September 30, 2019 and 2018, respectively.
As of September 30, 2019, the Company has contributed $12 million to the pension and other postretirement benefit plans and does not expect to further contribute to its pension plan during the remainder of 2019.  The Company recognized liabilities of $26 million and $13 million related to its pension and other postretirement benefits, respectively, as of September 30, 2019, compared to liabilities of $34 million and $13 million as of December 31, 2018, respectively.
The Company maintains a non-qualified deferred compensation supplemental retirement savings plan (“Non-Qualified Plan”) for certain key employees who may elect to defer and contribute a portion of their compensation, as permitted by the Non-Qualified Plan.  Shares of the Company’s common stock purchased under the terms of the Non-Qualified Plan are included in treasury stock and totaled 5,115 shares and 10,653 shares at September 30, 2019 and December 31, 2018, respectively.
(16) STOCK-BASED COMPENSATION
The Company recognized the following amounts in total employee stock-based compensation costs for the three and nine months ended September 30, 2019 and 2018:

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2019	2018	2019	2018
Stock-based compensation cost – expensed	$1	$7	$12	$20
Stock-based compensation cost – capitalized	1	3	7	10

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

In December 2018, the Company closed the sale of the equity in certain of its subsidiaries that owned and operated its Fayetteville Shale E&P and related midstream gathering assets in Arkansas. As part of this transaction, most employees associated with those assets became employees of the buyer although the employment of some was terminated. All affected employees were offered a severance package, which included a one-time cash payment depending on length of service and, if applicable, the current value of a portion of equity awards that were forfeited. Stock-based compensation costs recognized prior to the cancellation as either general and administrative expense or capitalized expense were reversed and the severance payments were subsequently recognized as restructuring charges for the year ended December 31, 2018 and the nine months ended September 30, 2019 on the consolidated statements of operations.
Equity-Classified Awards
The Company recognized the following amounts in employee equity-classified stock-based compensation costs for the three and nine months ended September 30, 2019 and 2018:

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2019	2018	2019	2018
Equity-classified awards – expensed	$2	$3	$6	$12
Equity-classified awards – capitalized	1	2	3	6
As of September 30, 2019, there was $9 million of total unrecognized compensation cost related to the Company’s unvested equity-classified stock option grants, equity-classified restricted stock grants and equity-classified performance units.  This cost is expected to be recognized over a weighted-average period of 1.1 years.
Equity-Classified Stock Options
The following table summarizes equity-classified stock option activity for the nine months ended September 30, 2019 and provides information for options outstanding and options exercisable as of September 30, 2019:

	Number of Options	Weighted Average Exercise Price
	(in thousands)
Outstanding at December 31, 2018	5,178	$17.06
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(76)	$19.38
Outstanding at September 30, 2019	5,102	$17.02
Exercisable at September 30, 2019	4,680	$17.85
Equity-Classified Restricted Stock
The following table summarizes equity-classified restricted stock activity for the nine months ended September 30, 2019 and provides information for unvested shares as of September 30, 2019:

	Number of Shares	Weighted Average Fair Value
	(in thousands)
Unvested shares at December 31, 2018	2,717	$7.91
Granted	477	$3.09
Vested	(1,101)	$7.02
Forfeited	(210)	$8.38
Unvested shares at September 30, 2019	1,883	$7.17

Equity-Classified Performance Units
The following table summarizes equity-classified performance unit activity for the nine months ended September 30, 2019 and provides information for unvested units as of September 30, 2019.  The performance unit awards granted in 2017 include a market condition based exclusively on the fair value of the Total Shareholder Return (“TSR”), as calculated by a Monte Carlo model.  The total fair value of the performance units is amortized to compensation expense on a straight line basis over the vesting period of the award.  The grant date fair value is calculated using the closing price of the Company’s common stock at the grant date.

	Number of Shares (1)	Weighted Average Fair Value
	(in thousands)
Unvested units at December 31, 2018	598	$10.01
Granted	—	$—
Vested	(371)	$9.73
Forfeited	(30)	$10.47
Unvested units at September 30, 2019	197	$10.47
(1)The actual payout of shares may range from a minimum of zero shares to a maximum of two shares per unit contingent upon TSR.  The performance units have a three-year vesting term and the actual disbursement of shares, if any, is determined during the first quarter following the end of the three-year vesting period.
Liability-Classified Awards
The Company recognized the following amounts in employee liability-classified stock-based compensation costs for the three and nine months ended September 30, 2019:

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2019	2018	2019	2018
Liability-classified stock-based compensation cost – expensed	$(1)	$4	$6	$8
Liability-classified stock-based compensation cost – capitalized	—	1	4	4
Liability-Classified Restricted Stock Units
In the first quarter of 2019 and 2018, the Company granted restricted stock units that vest over a period of four years and are payable in either cash or shares at the option of the Compensation Committee of the Company’s Board of Directors.  The Company has accounted for these as liability-classified awards, and accordingly changes in the market value of the instruments will be recorded to general and administrative expense and capitalized expense over the vesting period of the award.  As of September 30, 2019, there was $22 million of total unrecognized compensation cost related to liability-classified restricted stock units that is expected to be recognized over a weighted-average period of 3.0 years. The amount of unrecognized compensation cost for liability-classified awards will fluctuate over time as they are marked to market.

	Number of Units	Weighted Average Fair Value
	(in thousands)
Unvested shares at December 31, 2018	8,202	$3.41
Granted	8,659	$4.34
Vested	(2,624)	$4.09
Forfeited	(1,000)	$2.51
Unvested units at September 30, 2019	13,237	$1.93
Liability-Classified Performance Units
In 2019 and 2018, the Company granted performance units that vest at the end of, or over, a three-year period and are payable in either cash or shares at the option of the Compensation Committee of the Company’s Board of Directors.  The Company has accounted for these as liability-classified awards, and accordingly changes in the fair market value of the instruments will be recorded to general and administrative expense and capitalized expense over the vesting period of the awards.  The performance unit awards granted in 2018 include a performance condition based on cash flow per debt-adjusted share and two market conditions, one based on absolute TSR and the other on relative TSR as compared to a group of the Company’s peers. The performance unit awards granted in 2019 include a performance condition based on return on average capital employed and two market conditions, one based on absolute TSR and the other on relative TSR.  The fair values of the two market conditions are calculated by Monte Carlo models on a quarterly basis.  As of September 30, 2019, there was $7 million of total unrecognized compensation cost related to liability-classified performance units.  This cost is expected to be recognized over a weighted-average period of 2.2 years.  The amount of unrecognized compensation cost for liability-classified awards will fluctuate over time as they are marked to market. The final value of the performance unit awards is contingent upon the Company’s actual performance against these performance measures.

	Number of Shares	Weighted Average Fair Value
	(in thousands)
Unvested shares at December 31, 2018	2,803	$3.41
Granted	2,757	$4.34
Vested	—	$—
Forfeited	(119)	$4.65
Unvested units at September 30, 2019	5,441	$1.93

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

	E&P		Midstream		Other		Total

Three months ended September 30, 2019	(in millions)
Revenues from external customers	$357		$279		$—		$636
Intersegment revenues	(9)		313		—		304
Depreciation, depletion and amortization expense	123		2		—		125
Impairments	—		2		—		2
Operating loss	(21)	(1)	(8)		—		(29)
Interest expense (2)	17		—		—		17
Gain on derivatives	100		—		—		100
Gain on extinguishment of debt	—		—		7		7
Other income (loss), net	(4)		—		2		(2)
Provision for income taxes (2)	10		—		—		10
Assets	6,099	(3)	272		227	(4)	6,598
Capital investments (5)	239		—		1		240

Three months ended September 30, 2018
Revenues from external customers	$639		$312		$—		$951
Intersegment revenues	(6)		600		—		594
Depreciation, depletion and amortization expense	140		11		—		151
Impairments	15		145		1		161
Operating income (loss) (6)	175	(1)	(108)		(1)		66
Interest expense (2)	29		—		—		29
Loss on derivatives	(65)		—		—		(65)
Other loss, net	—		(1)		—		(1)
Assets	5,732	(3)	1,115	(7)	211	(4)	7,058
Capital investments (5)	295		—		3		298

	E&P		Midstream		Other		Total

Nine months ended September 30, 2019	(in millions)
Revenues from external customers	$1,288		$1,005		$—		$2,293
Intersegment revenues	(27)		1,154		—		1,127
Depreciation, depletion and amortization expense	345		7		—		352
Impairments	6		2		—		8
Operating income (loss)	219	(1)	(13)		—		206
Interest expense (2)	46		—		—		46
Gain on derivatives	220		—		—		220
Gain on early extinguishment of debt	—		—		7		7
Other income (loss), net	(8)		—		1		(7)
Benefit from income taxes (2)	(401)		—		—		(401)
Assets	6,099	(3)	272		227	(4)	6,598
Capital investments (5)	931		—		2		933

Nine months ended September 30, 2018
Revenues from external customers	$1,809		$878		$—		$2,687
Intersegment revenues	(19)		1,727		—		1,708
Depreciation, depletion and amortization expense	383		43		—		426
Impairments	15		155	(8)	1		171
Operating income (loss) (6)	510	(1)	(64)	(9)	(1)		445
Interest expense (2)	100		—		—		100
Loss on derivatives	(108)		—		—		(108)
Loss on early extinguishment of debt	—		—		(8)		(8)
Other income (loss), net	3		(2)		—		1
Assets	5,732	(3)	1,115	(7)	211	(4)	7,058
Capital investments (5)	1,025		9		5		1,039

(1)Operating income for the E&P segment includes $4 million and $2 million of restructuring charges for the three months ended September 30, 2019 and 2018, respectively, and $9 million and $18 million of restructuring charges for the nine months ended September 30, 2019 and 2018, respectively.
(2)Interest expense and provision (benefit) for income taxes by segment is an allocation of corporate amounts as they are incurred at the corporate level.
(3)E&P assets includes office, technology, water infrastructure, drilling rigs and other ancillary equipment not directly related to natural gas and oil properties. This also includes deferred tax assets which are an allocation of corporate amounts as they are incurred at the corporate level. At September 30, 2018, E&P assets included $106 million of assets held for sale.
(4)Other assets represent corporate assets not allocated to segments and assets for non-reportable segments.  At September 30, 2019 and 2018, other assets included approximately $29 million and $9 million, respectively, in cash and cash equivalents, $61 million and $89 million, respectively, in income taxes receivable, $31 million and $69 million, respectively, in property, plant and equipment, $9 million and $12 million, respectively, in unamortized debt expense, $7 million and $12 million, respectively, in prepayments and $7 million and $8 million, respectively, in a non-qualified retirement plan. Additionally, the September 30, 2019 asset balance includes $84 million in right-of-use lease assets.
(5)Capital investments include decreases of $53 million and $31 million for the three months ended September 30, 2019 and 2018, respectively, and increases of $52 million and $21 million for the nine months ended September 30, 2019 and 2018, respectively, relating to the change in accrued expenditures between years.
(6)Includes the impact of Fayetteville Shale-related E&P and Midstream operations which were divested on December 3, 2018.
(7)Midstream assets includes $738 million of assets held for sale at September 30, 2018.
(8)Includes a $10 million impairment related to certain non-core gathering assets.
(9)Operating loss for the Midstream segment includes a $10 million impairment related to certain non-core gathering assets and $2 million related to restructuring charges for the nine months ended September 30, 2018.
Included in intersegment revenues of the Midstream segment are $313 million and $559 million for the three months ended September 30, 2019 and 2018, respectively, and $1,154 million and $1,598 million for the nine months ended September 30, 2019 and 2018, respectively, for marketing of the Company’s E&P sales.  Corporate assets include cash and cash equivalents, furniture and fixtures and other assets.  Corporate general and administrative costs, depreciation expense and taxes, other than income taxes, are allocated to the segments.

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
From evaluation of the Company’s current credit portfolio, which includes trade receivables from commodity sales, joint interest billings due from partners and other receivables, historical credit losses have been de minimis. The Company believes that its expected future credit losses will not be significant, and therefore Southwestern does not believe the adoption of the standard will have a material impact on its consolidated financial statements. The Company will continue to monitor changes in its credit portfolio as evaluation progresses. For public business entities, the new standard is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period.
(19) CONDENSED CONSOLIDATING FINANCIAL INFORMATION
In April, 2018, the Company entered into the 2018 credit facility.  Pursuant to requirements under the indentures governing the Company’s senior notes, each 100% owned subsidiary that became a guarantor of the 2018 credit facility also became a guarantor of each of the Company’s senior notes (the “Guarantor Subsidiaries”). The Guarantor Subsidiaries also granted liens and security interests to support their guarantees under the 2018 credit facility but not of the senior notes.   These guarantees are full and unconditional and joint and several among the Guarantor Subsidiaries.  Certain of the Company’s operating units which are accounted for on a consolidated basis do not guarantee the 2018 credit facility and senior notes (“Non-Guarantor Subsidiaries”).  See Note 12 – Debt for additional information on the Company’s 2018 credit facility and senior notes.  At the closing of the Fayetteville Shale sale in December 2018, its subsidiaries being sold were released from these guarantees. See Note 2 for additional information on the divestiture of the Company’s Fayetteville Shale-related subsidiaries.
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

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Three months ended September 30, 2019
Operating Revenues:
Gas sales	$—	$238	$—	$—	$238
Oil sales	—	67	—	—	67
NGL sales	—	52	—	—	52
Marketing	—	279	—	—	279
	—	636	—	—	636
Operating Costs and Expenses:
Marketing purchases	—	288	—	—	288
Operating expenses	—	189	—	—	189
General and administrative expenses	—	42	—	—	42
Restructuring charges	—	4	—	—	4
Depreciation, depletion and amortization	—	124	1	—	125
Impairments	—	2	—	—	2
Taxes, other than income taxes	—	15	—	—	15
	—	664	1	—	665
Operating Loss	—	(28)	(1)	—	(29)
Interest Expense, Net	17	—	—	—	17
Gain on Derivatives	—	100	—	—	100
Gain on Early Extinguishment of Debt	7	—	—	—	7
Other Loss, Net	—	(2)	—	—	(2)
Equity in Earnings of Subsidiaries	59	(1)	—	(58)	—

Income (Loss) Before Income Taxes	49	69	(1)	(58)	59
Provision for Income Taxes	—	10	—	—	10
Net Income (Loss)	$49	$59	$(1)	$(58)	$49

Net Income (Loss)	$49	$59	$(1)	$(58)	$49
Other Comprehensive Income	1	—	—	—	1
Comprehensive Income (Loss)	$50	$59	$(1)	$(58)	$50

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Three months ended September 30, 2018
Operating Revenues:
Gas sales	$—	$465	$—	$—	$465
Oil sales	—	62	—	—	62
NGL sales	—	112	—	—	112
Marketing	—	287	—	—	287
Gas gathering	—	25	—	—	25
	—	951	—	—	951
Operating Costs and Expenses:
Marketing purchases	—	288	—	—	288
Operating expenses	—	206	—	—	206
General and administrative expenses	—	51	—	—	51
Restructuring charges	—	2	—	—	2
Depreciation, depletion and amortization	—	151	—	—	151
Impairments	—	161	—	—	161
Taxes, other than income taxes	—	26	—	—	26
	—	885	—	—	885
Operating Income	—	66	—	—	66
Interest Expense, Net	29	—	—	—	29
Loss on Derivatives	—	(65)	—	—	(65)
Other Loss, Net	—	(1)	—	—	(1)
Equity in Earnings of Subsidiaries	—	—	—	—	—

Loss Before Income Taxes	(29)	—	—	—	(29)
Provision for Income Taxes	—	—	—	—	—
Net Loss	$(29)	$—	$—	$—	$(29)

Net Loss	$(29)	$—	$—	$—	$(29)
Other Comprehensive Income	4	—	—	—	4
Comprehensive Loss	$(25)	$—	$—	$—	$(25)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Nine months ended September 30, 2019
Operating Revenues:
Gas sales	$—	$943	$—	$—	$943
Oil sales	—	153	—	—	153
NGL sales	—	191	—	—	191
Marketing	—	1,004	—	—	1,004
Other	—	2	—	—	2
	—	2,293	—	—	2,293
Operating Costs and Expenses:
Marketing purchases	—	1,022	—	—	1,022
Operating expenses	—	523	—	—	523
General and administrative expenses	—	119	—	—	119
Loss on sale of operating assets	—	3	—	—	3
Restructuring charges	—	9	—	—	9
Depreciation, depletion and amortization	—	351	1	—	352
Impairments	—	8	—	—	8
Taxes, other than income taxes	—	51	—	—	51
	—	2,086	1	—	2,087
Operating Income (Loss)	—	207	(1)	—	206
Interest Expense, Net	46	—	—	—	46
Gain on Derivatives	—	220	—	—	220
Gain on Early Extinguishment of Debt	7	—	—	—	7
Other Loss, Net	—	(7)	—	—	(7)
Equity in Earnings of Subsidiaries	820	(1)	—	(819)	—

Income (Loss) Before Income Taxes	781	419	(1)	(819)	380
Benefit from Income Taxes	—	(401)	—	—	(401)
Net Income (Loss)	$781	$820	$(1)	$(819)	$781

Net Income (Loss)	$781	$820	$(1)	$(819)	$781
Other Comprehensive Income	5	—	—	—	5
Comprehensive Income (Loss)	$786	$820	$(1)	$(819)	$786

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Nine months ended September 30, 2018
Operating Revenues:
Gas sales	$—	$1,412	$—	$—	$1,412
Oil sales	—	141	—	—	141
NGL sales	—	252	—	—	252
Marketing	—	805	—	—	805
Gas gathering	—	73	—	—	73
Other	—	4	—	—	4
	—	2,687	—	—	2,687
Operating Costs and Expenses:
Marketing purchases	—	808	—	—	808
Operating expenses	—	588	—	—	588
General and administrative expenses	—	165	—	—	165
Restructuring charges	—	20	—	—	20
Depreciation, depletion and amortization	—	426	—	—	426
Impairments	—	171	—	—	171
Taxes, other than income taxes	—	64	—	—	64
	—	2,242	—	—	2,242
Operating Income	—	445	—	—	445
Interest Expense, Net	100	—	—	—	100
Loss on Derivatives	—	(108)	—	—	(108)
Loss on Early Extinguishment of Debt	(8)	—	—	—	(8)
Other Income, Net	—	1	—	—	1
Equity in Earnings of Subsidiaries	338	—	—	(338)	—

Income (Loss) Before Income Taxes	230	338	—	(338)	230
Provision for Income Taxes	—	—	—	—	—
Net Income (Loss)	$230	$338	$—	$(338)	$230
Participating securities – mandatory convertible preferred stock	1	—	—	—	1
Net Income (Loss) Attributable to Common Stock	$229	$338	$—	$(338)	$229

Net Income (Loss)	$230	$338	$—	$(338)	$230
Other Comprehensive Income	4	—	—	—	4
Comprehensive Income (Loss)	$234	$338	$—	$(338)	$234

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
September 30, 2019
ASSETS
Cash and cash equivalents	$29	$—	$—	$—	$29
Accounts receivable, net	—	323	—	—	323
Other current assets	6	275	—	—	281
Total current assets	35	598	—	—	633

Intercompany receivables	7,957	—	—	(7,957)	—

Natural gas and oil properties, using the full cost method	—	25,006	54	—	25,060
Other	179	314	29	—	522
Less: Accumulated depreciation, depletion and amortization	(149)	(20,176)	(58)	—	(20,383)
Total property and equipment, net	30	5,144	25	—	5,199

Investments in subsidiaries (equity method)	—	23	—	(23)	—
Other long-term assets	99	667	—	—	766
TOTAL ASSETS	$8,121	$6,432	$25	$(7,980)	$6,598

LIABILITIES AND EQUITY
Current portion of long-term debt	$52	$—	$—	$—	$52
Accounts payable	77	462	—	—	539
Other current liabilities	130	159	—	—	289
Total current liabilities	259	621	—	—	880

Intercompany payables	—	7,955	2	(7,957)	—

Long-term debt	2,219	—	—	—	2,219
Pension and other postretirement liabilities	39	—	—	—	39
Other long-term liabilities	87	238	—	—	325
Negative carrying amount of subsidiaries, net	2,382	—	—	(2,382)	—
Total long-term liabilities	4,727	238	—	(2,382)	2,583
Commitments and contingencies
Total equity (accumulated deficit)	3,135	(2,382)	23	2,359	3,135
TOTAL LIABILITIES AND EQUITY	$8,121	$6,432	$25	$(7,980)	$6,598

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
December 31, 2018
ASSETS
Cash and cash equivalents	$201	$—	$—	$—	$201
Accounts receivable, net	4	577	—	—	581
Other current assets	8	166	—	—	174
Total current assets	213	743	—	—	956

Intercompany receivables	7,932	—	—	(7,932)	—

Natural gas and oil properties, using the full cost method	—	24,128	52	—	24,180
Other	197	301	27	—	525
Less: Accumulated depreciation, depletion and amortization	(154)	(19,840)	(55)	—	(20,049)
Total property and equipment, net	43	4,589	24	—	4,656

Investments in subsidiaries (equity method)	—	24	—	(24)	—
Other long-term assets	19	166	—	—	185
TOTAL ASSETS	$8,207	$5,522	$24	$(7,956)	$5,797

LIABILITIES AND EQUITY
Accounts payable	$113	$496	$—	$—	$609
Other current liabilities	115	122	—	—	237
Total current liabilities	228	618	—	—	846

Intercompany payables	—	7,932	—	(7,932)	—

Long-term debt	2,318	—	—	—	2,318
Pension and other postretirement liabilities	46	—	—	—	46
Other long-term liabilities	54	171	—	—	225
Negative carrying amount of subsidiaries, net	3,199	—	—	(3,199)	—
Total long-term liabilities	5,617	171	—	(3,199)	2,589
Commitments and contingencies
Total equity (accumulated deficit)	2,362	(3,199)	24	3,175	2,362
TOTAL LIABILITIES AND EQUITY	$8,207	$5,522	$24	$(7,956)	$5,797

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Nine months ended September 30, 2019
Net cash provided by (used in) operating activities	$1,154	$404	$—	$(819)	$739
Investing activities:
Capital investments	—	(875)	(2)	—	(877)
Proceeds from sale of property and equipment	—	42	—	—	42
Net cash used in investing activities	—	(833)	(2)	—	(835)
Financing activities:
Intercompany activities	(1,250)	429	2	819	—
Payments on long-term debt	(43)	—	—	—	(43)
Change in bank drafts outstanding	(11)	—	—	—	(11)
Purchase of treasury stock	(21)	—	—	—	(21)
Cash paid for tax withholding	(1)	—	—	—	(1)
Net cash provided by (used in) financing activities	(1,326)	429	2	819	(76)
Decrease in cash and cash equivalents	(172)	—	—	—	(172)
Cash and cash equivalents at beginning of year	201	—	—	—	201
Cash and cash equivalents at end of period	$29	$—	$—	$—	$29

Nine months ended September 30, 2018
Net cash provided by (used in) operating activities	$57	$1,396	$—	$(482)	$971
Investing activities:
Capital investments	(12)	(996)	—	—	(1,008)
Proceeds from sale of property and equipment	—	9	—		9
Other	4	—	—	—	4
Net cash used in investing activities	(8)	(987)	—	—	(995)
Financing activities:
Intercompany activities	(71)	(411)	—	482	—
Payments on long-term debt	(1,191)	—	—	—	(1,191)
Payments on revolving credit facility	(1,122)	—	—	—	(1,122)
Borrowings under revolving credit facility	1,482	—	—	—	1,482
Change in bank drafts outstanding	10	—	—	—	10
Debt issuance costs	(9)	—	—	—	(9)
Purchase of treasury stock	(25)	—	—	—	(25)
Preferred stock dividend	(27)	—	—	—	(27)
Cash paid for tax withholding	(1)	—	—	—	(1)
Net cash provided by (used in) financing activities	(954)	(411)	—	482	(883)
Decrease in cash and cash equivalents	(905)	(2)	—	—	(907)
Cash and cash equivalents at beginning of year	914	2	—	—	916
Cash and cash equivalents at end of period	$9	$—	$—	$—	$9

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following updates information as to Southwestern Energy Company’s financial condition provided in our 2018 Annual Report and analyzes the changes in the results of operations between the three and nine month periods ended September 30, 2019 and 2018.  For definitions of commonly used natural gas and oil terms used in this Quarterly Report, please refer to the “Glossary of Certain Industry Terms” provided in our 2018 Annual Report.
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
OVERVIEW
Background
Southwestern Energy Company (including its subsidiaries, collectively, “we,” “our,” “us,” “the Company” or “Southwestern”) is an independent energy company engaged in natural gas, oil and natural gas liquids (“NGL”) exploration, development and production, which we refer to as “E&P.”  We are also focused on creating and capturing additional value through our marketing business, which we refer to as “Midstream.”  We conduct most of our businesses through subsidiaries, and we currently operate exclusively in the lower 48 United States. Our historical financial and operating results include the Fayetteville Shale E&P and related midstream gathering businesses, which were sold in early December 2018.
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
Recent Financial and Operating Results
Significant third quarter 2019 operating and financial results include:
Total Company
•Net income attributable to common stock of $49 million, or $0.09 per diluted share, increased 269% compared to net loss attributable to common stock of $29 million, or ($0.05) per diluted share, for the same period in 2018. The increase was primarily due to a $165 million positive impact of derivatives, including a $94 million improvement in settled derivatives as compared to the same period in 2018, which was partially offset by decreased operating income and the divestiture of the Fayetteville Shale E&P and related midstream gathering assets on December 3, 2018.
•Operating loss of $29 million decreased 144% compared to operating income of $66 million for the same period in 2018 on a consolidated basis. The decrease was primarily due to lower margins associated with reduced commodity prices and the divestiture of the Fayetteville Shale E&P and related midstream gathering assets in December 2018.
•Net cash provided by operating activities of $196 million decreased 36% from $307 million for the same period in 2018 primarily due to the decrease in operating income net of depreciation, depletion and amortization and impairments, partially offset by the improvement in settled derivatives discussed above.
•Total capital investing of $240 million decreased 19% from $298 million for the same period in 2018.
•We repurchased $50 million of our senior notes at a discount and recognized a gain on the extinguishment of debt of $7 million.

E&P
•E&P segment operating loss of $21 million decreased 112% from an operating income of $175 million for the same period in 2018.
•Total net production of 202 Bcfe was comprised of 78% natural gas and 22% oil and NGLs. E&P segment production volumes of 252 Bcfe for the third quarter of 2018 included 65 Bcf of production related to our operations in the Fayetteville Shale, which was sold in December 2018. Excluding the impact of the production related to the sold Fayetteville Shale assets, our production increased 8% from 187 Bcfe in the same period in 2018, and our liquids production increased 19% over the same period.
•Excluding the effect of derivatives, our realized natural gas price of $1.45 per Mcf decreased 32% from the same period in 2018, our realized oil price of $46.54 per Bbl decreased 24% from the same period in 2018 and our realized NGL price of $8.89 per Bbl decreased 59% from the same period in 2018. Our total weighted average realized price excluding the effect of derivatives of $1.72 per Mcfe decreased 31% from the same period in 2018.
•E&P segment invested $239 million in capital; drilling 24 wells, completing 30 wells and placing 34 wells to sales.
Outlook
We expect to continue to exercise capital discipline through a fully-funded 2019 capital investment program, and we expect to apply the same principles in 2020. We remain committed to our focus on optimizing our portfolio by concentrating our efforts on our highest return investment opportunities, looking for ways to maximize margins and optimize our cost structure in each core area of our business and further developing our knowledge of our asset base.
Lower natural gas, oil and NGL prices presents challenges to our industry and our Company, as do changes in laws, regulations and investor sentiment and other key factors described in “Risk Factors” in our 2018 Annual Report. In 2019, gains on derivatives have offset the majority of the impact of the recent decline in prices, and we currently have derivative positions in place for portions of our expected 2020 and 2021 production at prices above current market levels. There can be no assurance that we will be able to add derivative positions to cover the remainder of our expected production at favorable prices. See “Quantitative and Qualitative Disclosures About Market Risk” in Item 3 and Note 9, in the consolidated financial statements included in this Quarterly Report for further details.
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
E&P
The 2018 information in the table below includes the financial results from E&P assets in the Fayetteville Shale that were sold in December 2018.

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2019	2018	2019	2018
Revenues	$348	$633	$1,261	$1,790
Operating costs and expenses	369	458	1,042	1,280
Operating income	$(21)	$175	$219	$510

Gain on derivatives, settled (1)	$88	$(6)	$112	$5
(1)Represents the gain on settled commodity derivatives.
Operating Income
•E&P segment operating income for the third quarter of 2018 included $23 million related to our operations in the Fayetteville Shale, which was sold in December 2018. Excluding amounts relating to the Fayetteville Shale, E&P segment operating income decreased $173 million for the three months ended September 30, 2019, compared to the same period in 2018, primarily due to lower margins associated with decreased commodity pricing.

•Operating income for the E&P segment included $74 million related to our operations in the Fayetteville Shale for the nine months ended September 30, 2018. Excluding the amounts related to the Fayetteville Shale, operating income for the E&P segment decreased $217 million for the nine months ended September 30, 2019, compared to the same period in 2018, primarily due to lower margins associated with decreased commodity pricing.
Revenues
The following illustrates the effects on sales revenues associated with changes in commodity prices and production volumes:

	Three months ended September 30,
(in millions except percentages)	Natural Gas	Oil	NGLs	Total
2018 sales revenues	$460	$61	$112	$633
Changes associated with the Fayetteville Shale sale (1)	(140)	—	—	(140)
2018 sales revenues, net of Fayetteville Shale revenues	320	61	112	493
Changes associated with prices	(107)	(21)	(75)	(203)
Changes associated with production volumes	17	26	15	58
2019 sales revenues	$230	$66	$52	$348
Increase (decrease) from 2018, net of Fayetteville Shale revenues	(28)%	8%	(54)%	(29)%
(1)This amount represents the revenues associated with the Fayetteville Shale assets, which were sold on December 3, 2018. There were no Fayetteville Shale revenues in 2019.

	Nine months ended September 30,
(in millions except percentages)	Natural Gas	Oil	NGLs	Total
2018 sales revenues (1)	$1,395	$139	$252	$1,786
Changes associated with the Fayetteville Shale sale (2)	(431)	—	—	(431)
2018 sales revenues, net of Fayetteville Shale revenues	964	139	252	1,355
Changes associated with prices	(128)	(40)	(109)	(277)
Changes associated with production volumes	82	52	48	182
2019 sales revenues (3)	$918	$151	$191	$1,260
Increase (decrease) from 2018, net of Fayetteville Shale revenues	(5)%	9%	(24)%	(7)%
(1)Excludes $4 million in other operating revenues for the nine months ended September 30, 2018 related to third-party water sales.
(2)This amount represents the revenues associated with the Fayetteville Shale assets, which were sold on December 3, 2018. There were no Fayetteville Shale revenues in 2019.
(3)Excludes $1 million in other operating revenues for the nine months ended September 30, 2019 related to third-party water sales.

Production Volumes

	For the three months ended September 30,		Increase/(Decrease)	For the nine months ended September 30,		Increase/(Decrease)
Production volumes:	2019	2018		2019	2018
Natural Gas (Bcf)
Northeast Appalachia	118	121	(2)%	343	341	1%
Southwest Appalachia	40	29	38%	106	73	45%
Fayetteville Shale (1)	—	65	(100)%	—	199	(100)%
Total	158	215	(27)%	449	613	(27)%

Oil (MBbls)
Southwest Appalachia	1,413	989	43%	3,193	2,290	39%
Other	6	9	(33)%	17	44	(61)%
Total	1,419	998	42%	3,210	2,334	38%

NGL (MBbls)
Southwest Appalachia	5,908	5,180	14%	17,003	14,248	19%
Other	3	1	200%	8	24	(67)%
Total	5,911	5,181	14%	17,011	14,272	19%

Production volumes by area: (Bcfe)
Northeast Appalachia (2)	118	121	(2)%	343	341	1%
Southwest Appalachia (2)	84	66	27%	227	172	32%
Fayetteville Shale (1)	—	65	(100)%	—	199	(100)%
Total	202	252	(20)%	570	712	(20)%

Production percentage: (Bcfe)
Natural gas	78%	86%		79%	86%
Oil	4%	2%		3%	2%
NGL	18%	12%		18%	12%
Total	100%	100%		100%	100%
(1)The Fayetteville Shale assets were sold on December 3, 2018.
(2)Approximately 201 Bcfe and 569 Bcfe for the three and nine months ended September 30, 2019, respectively, and approximately 186 Bcfe and 511 Bcfe for the three and nine months ended September 30, 2018, respectively, was produced from the Marcellus Shale formation.
•E&P segment production volumes for the third quarter of 2018 included 65 Bcf of production related to our operations in the Fayetteville Shale, which was sold in December 2018. Excluding this amount, production volumes for our E&P segment increased by 15 Bcfe for the three months ended September 30, 2019, compared to the same period in 2018, primarily due to a 27% increase in production volumes from Southwest Appalachia.
•E&P segment production volumes for the nine months ended September 30, 2018 included 199 Bcf of production related to our operations in the Fayetteville Shale, which was sold in December 2018. Excluding this amount, production volumes for our E&P segment increased by 57 Bcfe for the nine months ended September 30, 2019 compared to the same period in 2018, primarily due to a 32% increase in production volumes from Southwest Appalachia.
•Oil and NGL production increased 42% and 14%, respectively, for the three months ended September 30, 2019, compared to the same period in 2018, reflecting our shifting commodity production mix towards liquids.
•Oil and NGL production increased 38% and 19%, respectively, for the nine months ended September 30, 2019, compared to the same period in 2018.

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

	For the three months ended September 30,		Increase/(Decrease)	For the nine months ended September 30,		Increase/(Decrease)
	2019	2018		2019	2018
Natural Gas Price:
NYMEX Henry Hub Price ($/MMBtu) (1)	$2.23	$2.90	(23)%	$2.67	$2.90	(8)%
Discount to NYMEX (2)	(0.78)	(0.76)	3%	(0.63)	(0.62)	2%
Average realized gas price, excluding derivatives ($/Mcf)	$1.45	$2.14	(32)%	$2.04	$2.28	(11)%
Loss on settled financial basis derivatives ($/Mcf)	(0.01)	(0.03)		(0.02)	(0.04)
Gain on settled commodity derivatives ($/Mcf)	0.43	0.05		0.18	0.07
Average realized gas price, including derivatives ($/Mcf)	$1.87	$2.16	(13)%	$2.20	$2.31	(5)%

Oil Price:
WTI oil price ($/Bbl)	$56.45	$69.50	(19)%	$57.06	$66.75	(15)%
Discount to WTI	(9.91)	(8.30)	19%	(9.92)	(7.24)	37%
Average oil price, excluding derivatives ($/Bbl)	$46.54	$61.20	(24)%	$47.14	$59.51	(21)%
Gain (loss) on settled derivatives ($/Bbl)	3.13	(1.24)		2.60	(0.82)
Average oil price, including derivatives ($/Bbl)	$49.67	$59.96	(17)%	$49.74	$58.69	(15)%

NGL Price:
Average net realized NGL price, excluding derivatives ($/Bbl)	$8.89	$21.60	(59)%	$11.24	$17.65	(36)%
Gain (loss) on settled derivatives ($/Bbl)	3.04	(2.17)		1.94	(0.90)
Average net realized NGL price, including derivatives ($/Bbl)	$11.93	$19.43	(39)%	$13.18	$16.75	(21)%
Percentage of WTI, excluding derivatives	16%	31%		20%	26%

Total Weighted Average Realized Price:
Excluding derivatives ($/Mcfe)	$1.72	$2.51	(31)%	$2.21	$2.51	(12)%
Including derivatives ($/Mcfe)	$2.16	$2.48	(13)%	$2.41	$2.51	(4)%
(1)Based on last day settlement prices from monthly futures contracts.
(2)This discount includes a basis differential, a heating content adjustment, physical basis sales, third-party transportation charges and fuel charges, and excludes financial basis hedges.
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

The table below presents the amount of our future production in which the basis is protected as of September 30, 2019:

	Volume (Bcf)	Basis Differential
Basis Swaps – Natural Gas
2019	35	$(0.40)
2020	141	(0.31)
2021	65	(0.48)
2022	45	(0.50)
Total	286

Physical NYMEX Sales Arrangements – Natural Gas
2019	81	$(0.07)
2020	143	(0.06)
Total	224
In addition to protecting basis, the table below presents the amount of our future production in which price is financially protected as of September 30, 2019:

	Remaining 2019	Full Year 2020	Full Year 2021	Full Year 2022
Natural gas (Bcf)	111	360	134	23
Oil (MBbls)	1,152	2,837	730	—
Propane (MBbls)	1,116	3,294	456	—
Ethane (MBbls)	2,194	3,843	—	—
Total financial protection on future production (Bcfe)	138	420	141	23
We refer you to Note 9 of the consolidated financial statements included in this Quarterly Report for additional details about our derivative instruments.
Operating Costs and Expenses

	For the three months ended September 30,			Increase/(Decrease)	For the nine months ended September 30,				Increase/(Decrease)
(in millions except percentages)	2019		2018		2019		2018
Lease operating expenses	$189		$232	(19)%	$524		$660		(21)%
General & administrative expenses	39	(1)	44	(11)%	108	(1)	145	(2)	(26)%
Restructuring charges	4		2	100%	9		18		(50)%
Taxes, other than income taxes	14		25	(44)%	50		59		(15)%
Full cost pool amortization	123		131	(6)%	328		356		(8)%
Non-full cost pool DD&A	—		9	(100)%	17		27		(37)%
Impairments	—		15	(100)%	6		15		(60)%
Total operating costs	$369		$458	(19)%	$1,042		$1,280		(19)%

(1)Includes a $6 million residual value guarantee short-fall payment to the previous lessor of our headquarters building and $3 million of legal settlement charges for the three and nine months ended September 30, 2019.
(2)Includes $8 million of legal settlement charges for the nine months ended September 30, 2018.

	For the three months ended September 30,			Increase/	For the nine months ended September 30,				Increase/
Average unit costs per Mcfe:	2019		2018	(Decrease)	2019		2018		(Decrease)
Lease operating expenses (1)	$0.94		$0.92	2%	$0.92		$0.93		(1)%
General & administrative expenses (2)	$0.15	(3)	$0.18	(17)%	$0.17	(3)	$0.19	(4)	(11)%
Taxes, other than income taxes	$0.08		$0.09	(11)%	$0.09		$0.08	(5)	13%
Full cost pool amortization	$0.58		$0.52	12%	$0.57		$0.50		14%
(1)Includes post-production costs such as gathering, processing, fractionation and compression.
(2)Excludes restructuring charges.
(3)Excludes a $6 million residual value guarantee short-fall payment to the previous lessor of our headquarters building and $3 million of legal settlement charges for the three and nine months ended September 30, 2019.
(4)Excludes $17 million of restructuring charges and $8 million of legal settlement charges for the nine months ended September 30, 2018.
(5)Excludes $1 million of restructuring charges for the nine months ended September 30, 2018.

Lease Operating Expenses
•Lease operating expenses per Mcfe increased $0.02 for the three months ended September 30, 2019, compared to the same period of 2018, as a $0.04 per Mcfe increase primarily related to increased compression charges and a shift towards liquids production, which includes processing fees, was partially offset by a $0.02 per Mcfe decrease associated with the Fayetteville Shale sale.
•Lease operating expenses per Mcfe decreased $0.01 for the nine months ended September 30, 2019, compared to the same period of 2018, as a $0.02 per Mcfe decrease associated with the Fayetteville Shale sale was partially offset by a $0.01 per Mcfe increase primarily related to a shift towards liquids production, which includes processing fees.
General and Administrative Expenses
•General and administrative expenses in the third quarter of 2019 included a $6 million residual value guarantee shortfall payment to the previous lessor of our headquarters building and $3 million in legal settlement charges. Excluding these amounts, general and administrative expenses decreased $14 million for the three months ended September 30, 2019, respectively, compared to the same period in 2018, primarily due to decreased personnel costs and the implementation of cost reduction initiatives.
•General and administrative expenses in the first three quarters of 2019 included a $6 million residual value guarantee shortfall payment to the previous lessor of our headquarters building and $3 million in legal settlement charges. The first three quarters of 2018 included $8 million in legal settlement charges. Excluding these amounts, general and administrative expenses decreased $38 million for the nine months ended September 30, 2019, compared to the same period of 2018, primarily due to decreased personnel costs and the implementation of cost reduction initiatives.
Taxes, Other than Income Taxes
•On a per Mcfe basis, taxes, other than income taxes, may vary from period to period due to changes in ad valorem and severance taxes that result from the mix of our production volumes and fluctuations in commodity prices.  Taxes, other than income taxes, decreased $0.01 for the three months ended September 30, 2019, compared to the same period of 2018, primarily due to lower effective severance tax rates in Southwest Appalachia.
•Taxes, other than income taxes, per Mcfe increased $0.01 for the nine months ended September 30, 2019, compared to the same period of 2018, primarily due to an $8 million severance tax refund received in the second quarter of 2018.
Full Cost Pool Amortization
•Our full cost pool amortization rate increased $0.06 per Mcfe and $0.07 per Mcfe for the three and nine months ended September 30, 2019, respectively, as compared to the same periods of 2018.  The average amortization rate increased primarily as a result of the impact of capital investment and the further evaluation of our unproved properties during the past twelve months and the impact of the Fayetteville Shale sale, which reduced our total natural gas reserves along with the carrying value of our full cost pool assets.
•The amortization rate is impacted by the timing and amount of reserve additions and the costs associated with those additions, revisions of previous reserve estimates due to both price and well performance, write-downs that result from full cost ceiling impairments, proceeds from the sale of properties that reduce the full cost pool, and the levels of costs subject to amortization.  We cannot predict our future full cost pool amortization rate with accuracy due to the variability of each of the factors discussed above, as well as other factors, including but not limited to the uncertainty of the amount of future reserve changes.
•Unevaluated costs excluded from amortization were $1.5 billion at September 30, 2019, compared to $1.8 billion at December 31, 2018.  The unevaluated costs excluded from amortization decreased as the impact of $207 million of unevaluated capital invested during the period was more than offset by the evaluation of previously unevaluated properties totaling $444 million.
Impairments
•During the nine months ended September 30, 2019, we recognized a $6 million impairment to non-core gathering assets.

•In accordance with accounting guidance for Property, Plant and Equipment, assets held for sale are measured at the lower of the carrying value or fair value less costs to sell. Because the assets outside of the full cost pool associated with the Fayetteville Shale sale met the criteria for held for sale accounting as of September 30, 2018, we determined the carrying value of certain non-full cost pool E&P assets exceeded the fair value less costs to sell. As a result, an impairment charge of $15 million was recorded during the three and nine months ended September 30, 2018.
Midstream

	For the three months ended September 30,				Increase/ (Decrease)	For the nine months ended September 30,				Increase/ (Decrease)
(in millions except percentages)	2019		2018			2019		2018
Marketing revenues	$592		$846		(30)%	$2,158		$2,403		(10)%
Gas gathering revenues	—	(1)	66		(100)%	—	(1)	202		(100)%
Other operating revenues	—		—		—%	1		—		100%
Marketing purchases	592		833		(29)%	2,148		2,368		(9)%
Operating costs and expenses	6	(1)	42		(86)%	19	(1)	146	(2)	(87)%
Impairments	2		145	(5)	(99)%	2		155	(3)(5)	(99)%
Loss on sale of operating assets	—		—		100%	3		—		100%
Operating loss	$(8)		$(108)		(93)%	$(13)		$(64)		(80)%

Volumes marketed (Bcfe)	279	(4)	301		(7)%	823	(4)	855		(4)%
Volumes gathered (Bcf)	—	(1)	103		(100)%	—	(1)	311		(100)%

Percent natural gas marketed from affiliated E&P operations	81%	(4)	95%			77%	(4)	95%
Affiliated E&P oil and NGL production marketed	73%		65%			74%		67%
(1)Reflects the sale of our Fayetteville Shale-related gathering business, which was sold in December 2018.
(2)Includes $2 million of restructuring charges for the nine months ended September 30, 2018.
(3)Includes a $10 million impairment related to certain non-core gathering assets for the nine months ended September 30, 2018.
(4)Includes the effect of the purchase and sale of a portion of the production from the buyer of the Fayetteville Shale, which was sold in December 2018.
(5)Includes a $145 million impairment related to the gathering assets associated with the Fayetteville Shale sale in December 2018.
Operating Income
•Midstream operating loss for the third quarter of 2018 included a $114 million loss related to our gathering operations in the Fayetteville Shale, which were sold in December 2018. Excluding this amount, operating income decreased $14 million for the three months ended September 30, 2019, compared to the same period in 2018, primarily due to a $13 million decrease in the marketing margin and $2 million in impairments recorded in the third quarter of 2019, partially offset by a $1 million decrease in depreciation, depletion and amortization expense.
•Midstream operating income for the nine months ended September 30, 2018 included a $72 million loss related to our gathering operations in the Fayetteville Shale, which we sold in December 2018. Excluding this amount, operating income decreased $21 million for the nine months ended September 30, 2019, compared to the same period in 2018, primarily due to a $25 million decrease in the marketing margin, a $3 million loss on sale of operating assets and a $2 million increase in allocated corporate expenses, partially offset by an $8 million decrease in non-Fayetteville Shale impairments associated with non-core assets and a $1 million gain on the sale of gas in storage.
•The margin generated from marketing activities was immaterial for the three months ended September 30, 2019, $13 million for the three months ended September 30, 2018, and $10 million and $35 million for the nine months ended September 30, 2019 and 2018, respectively.
Margins are driven primarily by volumes marketed and may fluctuate depending on the prices paid for commodities, related cost of transportation and the ultimate disposition of those commodities.  Increases and decreases in marketing revenues due to changes in commodity prices and volumes marketed are largely offset by corresponding changes in marketing purchase expenses.
Revenues
•Revenues from our marketing activities decreased $254 million for the three months ended September 30, 2019, compared to the same period in 2018, primarily due to a 7% decrease in volumes marketed and a 24% decrease in the price received for volumes marketed.

•For the nine months ended September 30, 2019, revenues from our marketing activities decreased $245 million compared to the same period in 2018, primarily due to a 32 Bcfe decrease in the volumes marketed and a 7% decrease in the price received for volumes marketed.
Operating Costs and Expenses
•Midstream operating costs and expenses for the third quarter of 2018 included $35 million related to our gathering operations in the Fayetteville Shale, which were sold in December 2018. Excluding this amount, operating costs and expenses decreased $1 million for the three months ended September 30, 2019, compared to the same period in 2018, primarily due to a $1 million decrease in depreciation, depletion and amortization expense.
•Midstream operating costs and expenses for the first three quarters of 2018 included $127 million related to our gathering operations in the Fayetteville Shale, which were sold in December 2018. Excluding this amount, operating costs and expenses remained flat for the nine months ended September 30, 2019, compared to the same period in 2018.
Impairments
•In the first three quarters of 2019, we recorded impairments of $2 million for non-core gathering assets.
•At September 30, 2018, we determined the carrying value of our gathering assets held for sale associated with the Fayetteville Shale sale exceeded the fair value less costs to sell. As a result, we recorded an impairment charge of $145 million in the third quarter of 2018. Additionally, in the second quarter of 2018, we recognized a $10 million impairment on unrelated non-core gathering assets.
Consolidated
Restructuring Charges
For the three months ended September 30, 2019, we recognized total restructuring charges of $4 million, of which $3 million primarily related to office consolidation associated with the Fayetteville Shale sale, and $1 million was related to cash severance, including payroll taxes withheld. For the nine months ended September 30, 2019, we recognized total restructuring charges of $9 million, of which $5 million primarily related to office consolidation associated with the Fayetteville Shale sale, and $4 million was related to cash severance, including payroll taxes withheld.

On June 27, 2018, we announced a workforce reduction plan, which resulted primarily from our previously announced study of structural, process and organizational changes to enhance shareholder value and continues with respect to other aspects of our business and activities.  Affected employees were offered a severance package, which included a one-time cash payment depending on length of service and, if applicable, current value of a portion of equity awards to be forfeited.  We recognized restructuring expense of $2 million and $20 million for the three and nine months ended September 30, 2018, of which $1 million and $18 million was related to cash severance, including payroll taxes, respectively.
Interest Expense

	For the three months ended September 30,		Increase/(Decrease)	For the nine months ended September 30,		Increase/(Decrease)
(in millions except percentages)	2019	2018		2019	2018
Gross interest expense:
Senior notes	$39	$49	(20)%	$117	$150	(22)%
Credit arrangements	2	7	(71)%	7	30	(77)%
Amortization of debt costs	3	2	50%	6	6	—%
Total gross interest expense	44	58	(24)%	130	186	(30)%
Less: capitalization	(27)	(29)	(7)%	(84)	(86)	(2)%
Net interest expense	$17	$29	(41)%	$46	$100	(54)%
•Interest expense related to our senior notes decreased for the three and nine months ended September 30, 2019, compared to the same periods of 2018, as we repurchased $900 million of our outstanding senior notes in December 2018 with a portion of the proceeds from the Fayetteville Shale sale. Additionally, S&P and Moody’s upgraded our public bond ratings in April and May 2018, respectively, which lowered the interest rates associated with our Senior Notes due 2020 and 2025 by 50 basis points, effective in July 2018.

•Interest expense related to our credit arrangements decreased for the three and nine months ended September 30, 2019, as compared to the same periods of 2018, primarily due to the extinguishment of our 2016 term loan and entering into our revolving credit facility in April 2018, which decreased our outstanding borrowing amount, and the repayment of our revolving credit facility borrowings with a portion of the net proceeds from the Fayetteville Shale sale in December 2018.
•Capitalized interest decreased for the three and nine months ended September 30, 2019, compared to the same period in 2018, due to the evaluation of natural gas and oil properties over the past twelve months.
•Capitalized interest increased as a percentage of gross interest expense for the three and nine months ended September 30, 2019, compared to the same periods in 2018, primarily related to a smaller percentage decrease in our unevaluated natural gas and oil properties balance as compared to the larger percentage decrease in our gross interest expense over the same period, in addition to an increase in our average cost of debt over the past twelve months.
Gain (Loss) on Derivatives

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2019	2018	2019	2018
Gain (loss) on unsettled derivatives	$12	$(59)	$108	$(113)
Gain (loss) on settled derivatives	88	(6)	112	5
Gain (loss) on derivatives	$100	$(65)	$220	$(108)
We refer you to Note 9 to the consolidated financial statements included in this Quarterly Report for additional details about our gain (loss) on derivatives.
Gain/Loss on Early Extinguishment of Debt

For the three months ended September 30, 2019, we recorded a gain on early extinguishment of debt of $7 million as a result of our repurchase of $50 million in aggregate principal amount of our outstanding senior notes. See Note 12 to the consolidated financial statements of this Quarterly Report for more information on our long-term debt.

Concurrent with the closing of the 2018 credit agreement on April 26, 2018, we repaid our $1,191 million 2016 secured term loan balance and recognized a loss on early debt extinguishment of $8 million on the unaudited consolidated statements of operations in the second quarter of 2018 related to the unamortized debt issuance expense.
Income Taxes

	For the three months ended September 30,		For the nine months ended September 30,
(in millions except percentages)	2019	2018	2019	2018
Income tax (benefit) expense	$10	$—	$(401)	$—
Effective tax rate	18%	0%	(105)%	0%
•As of the first quarter of 2019, we had sustained a three-year cumulative level of profitability. Based on this factor and other positive evidence including forecasted income, we concluded that it was more likely than not that the deferred tax assets would be realized and determined $522 million of the valuation allowance will be released. For the nine months ended September 30, 2019, we recorded a discrete tax benefit of $399 million, with the remainder being recognized through current period activity. We expect to retain a valuation allowance of $87 million related to net operating losses in jurisdictions in which we no longer operate.
•Our low effective tax rate in 2018 was the result of our recognition of a valuation allowance that reduced the deferred tax asset primarily related to our current net operating loss carryforward.  A valuation allowance for deferred tax assets, including net operating losses, is recognized when it is more likely than not that some or all of the benefit from the deferred tax asset will not be realized.
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

LIQUIDITY AND CAPITAL RESOURCES
We depend on funds generated from our operations, our cash and cash equivalents balance, our revolving credit facility and capital markets as our primary sources of liquidity. Although we have financial flexibility with our cash balance and the ability to draw on our $2.0 billion revolving credit facility (less outstanding letters of credit, which were approximately $172 million as of September 30, 2019), we continue to be committed to our capital discipline strategy of investing within our cash flow from operations net of changes in working capital, supplemented by a portion of the net proceeds from the Fayetteville Shale sale realized in December 2018. We expect to apply the same principles in 2020.
Our cash flow from operating activities is highly dependent upon the sales prices that we receive for our natural gas and liquids production.  Natural gas, oil and NGL prices are subject to wide fluctuations and are driven by market supply and demand, which is impacted by many factors. The sales price we receive for our production is also influenced by our commodity hedging activities.  Our derivative contracts allow us to ensure a certain level of cash flow to fund our operations. In 2019, gains on derivatives have offset the majority of the impact of the recent decline in prices, and we currently have derivative positions in place for portions of our expected 2020 and 2021 production at prices above current market levels. There can be no assurance that we will be able to add derivative positions to cover the remainder of our expected production at favorable prices. See “Quantitative and Qualitative Disclosures about Market Risk” in Item 3 and Note 9, in the consolidated financial statements included in this Quarterly Report for further details.
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
Credit Arrangements and Financing Activities
On April 26, 2018, we replaced our 2016 credit facility with a new revolving credit facility. The 2018 credit facility has an aggregate maximum revolving credit amount of $3.5 billion with a current aggregate commitment of $2.0 billion and a borrowing base (limit on availability) that is redetermined each April and October. The 2018 credit facility is secured by substantially all of our assets, including most of our subsidiaries. The permitted lien provisions in the senior note indentures currently limit liens securing indebtedness to the greater of $2.0 billion and 25% of adjusted consolidated net tangible assets.  On October 8, 2019, we entered into an amendment to the 2018 credit facility that, among other things, established the October 2019 borrowing base at $2.1 billion and extended the maturity date to April 2024.  The borrowing base is subject to change based primarily on drilling results, commodity prices, our future derivative position, the level of capital investing and operating costs. As of September 30, 2019, we had no borrowings outstanding on our 2018 credit facility and $172 million in outstanding letters of credit.
As of September 30, 2019, we were in compliance with all of the covenants of our revolving credit facility in all material respects.  We refer you to Note 12 of the consolidated financial statements included in this Quarterly Report for additional discussion of the covenant requirements of our 2018 credit facility. Although we do not anticipate any violations of the financial covenants, our ability to comply with these covenants is dependent upon the success of our exploration and development program and upon factors beyond our control, such as the market prices for natural gas and liquids.
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

Because of the focused work on refinancing and repayment of our debt during 2017 and 2018, only $265 million, or 11%, of our outstanding debt balance as of September 30, 2019 will come due prior to 2025, with $52 million of that coming due in the next year.
At September 30, 2019, we had a long-term issuer credit rating of Ba2 by Moody’s, a long-term debt rating of BB by S&P and a long-term issuer default rating of BB by Fitch Ratings.  Any upgrades or downgrades in our public debt ratings by Moody’s or S&P could decrease or increase our cost of funds, respectively.
Cash Flows

	For the nine months ended September 30,
(in millions)	2019	2018
Net cash provided by operating activities	$739	$971
Net cash used in investing activities	(835)	(995)
Net cash used in financing activities	(76)	(883)
Cash Flow from Operating Activities

	For the nine months ended September 30,
(in millions)	2019	2018
Net cash provided by operating activities	$739	$971
Less: Changes in working capital	(88)	2
Net cash provided by operating activities, net of changes in working capital	$651	$973
•Net cash provided by operating activities decreased 24%, or $232 million, for the nine months ended September 30, 2019, compared to the same period in 2018, primarily due to a $290 million decrease as a result of the December 2018 Fayetteville Shale sale and a $277 million decrease resulting from lower commodity prices. These decreases were partially offset by a $182 million increase associated with increased production, a $54 million increase as a result of reduced interest costs and a $90 million increase in working capital.
•Net cash generated from operating activities, net of changes in working capital, provided 70% of our cash requirements for capital investments for the nine months ended September 30, 2019, compared to providing 93% of our cash requirements for capital investments for the same period in 2018. While we front-load our capital programs into the earlier quarters in the year, we remain committed to our capital discipline strategy of investing within our cash flow from operations, net of changes in working capital, supplemented by a portion of the net proceeds from the Fayetteville Shale sale.
Cash Flow from Investing Activities
•Total E&P capital investing decreased $56 million for the three months ended September 30, 2019, compared to the same period in 2018, due to a $49 million decrease in direct E&P capital investing and a $7 million decrease in capitalized interest and internal costs, as compared to the same period in 2018.
•Total E&P capital investing decreased $94 million for the nine months ended September 30, 2019, compared to the same period in 2018, due to a $76 million decrease in direct E&P capital investing and a $18 million decrease in capitalized interest and internal costs, as compared to the same period in 2018.

	For the nine months ended September 30,
(in millions)	2019	2018
Additions to properties and equipment	$877	$1,008
Adjustments for capital investments
Changes in capital accruals	52	21
Other	4	10
Total capital investing	$933	$1,039

Capital Investing

	For the three months ended September 30,		Increase/(Decrease)	For the nine months ended September 30,		Increase/(Decrease)
(in millions except percentages)	2019	2018		2019	2018
E&P capital investing	$239	$295	(19)%	$931	$1,025	(9)%
Midstream capital investing (1)	—	—	—%	—	9	(100)%
Other capital investing	1	3	(67)%	2	5	(60)%
Total capital investing	$240	$298	(19)%	$933	$1,039	(10)%
(1)Our Midstream gathering business in the Fayetteville Shale was sold in December 2018.

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2019	2018	2019	2018
E&P Capital Investments by Type:
Exploratory and development drilling, including workovers	$176	$200	$711	$766
Acquisitions of properties	9	10	32	46
Seismic expenditures	—	1	2	3
Water infrastructure project	6	26	32	39
Drilling rigs and other	3	6	14	13
Capitalized interest and expenses	45	52	140	158
Total E&P capital investments	$239	$295	$931	$1,025

E&P Capital Investments by Area:
Northeast Appalachia	$74	$100	$306	$360
Southwest Appalachia	154	156	575	578
Fayetteville Shale	—	5	—	30
New Ventures & other (1)	11	34	50	57
Total E&P capital investments	$239	$295	$931	$1,025
(1)Includes $6 million and $32 million for the three and nine months ended September 30, 2019, respectively, and $26 million and $39 million for the three and nine months ended September 30, 2018 related to our water infrastructure project.

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Gross Operated Well Count Summary:
Drilled	24	22	95	91
Completed	30	23	101	108
Wells to sales	34	35	89	113
Actual capital expenditure levels may vary significantly from period to period due to many factors, including drilling results, natural gas, oil and NGL prices, industry conditions, the prices and availability of goods and services, and the extent to which properties are acquired or non-strategic assets are sold.
Cash Flow from Financing Activities

(in millions except percentages)	September 30, 2019	December 31, 2018	Increase/(Decrease)
Debt (1)	$2,271	$2,318	$(47)
Equity	3,135	2,362	773
Total debt to capitalization ratio	42%	50%

Debt (1)	$2,271	$2,318	$(47)
Less: Cash and cash equivalents	29	201	(172)
Debt, net of cash and cash equivalents (2)	$2,242	$2,117	$125
(1)The decrease in total debt as of September 30, 2019, as compared to December 31, 2018, primarily relates to the repurchase of $50 million of our outstanding senior notes during the third quarter of 2019.
(2)Debt, net of cash and cash equivalents is a non-GAAP financial measure of a company’s ability to repay its debt if it was all due today.

We refer you to Note 12 of the consolidated financial statements included in this Quarterly Report for additional discussion of our outstanding debt and credit facilities.
Working Capital
•We had negative working capital of $247 million at September 30, 2019, a $357 million decrease from December 31, 2018, as a decrease of $258 million in accounts receivable, as compared to December 2018, related to the sale of the Fayetteville Shale production in December 2018 and lower commodity prices, a decrease of $172 million in cash and cash equivalents, a current liability of $35 million recorded in 2019 related to the implementation of the new lease accounting standard (Topic 842) and $52 million of our long-term debt, which matures in less than a year, being reclassified as a current liability in 2019 were only partially offset by positive changes in the current mark-to-market value of our derivative position and a $70 million decrease in accounts payable, as compared to December 31, 2018.
•At December 31, 2018, we had positive working capital of $110 million primarily due to $201 million of cash and cash equivalents resulting from the net proceeds from the Fayetteville Shale sale and an increase in accounts receivable primarily related to the increase in commodity pricing in December 2018, as compared to December 2017.
Off-Balance Sheet Arrangements
We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations.  As of September 30, 2019, our material off-balance sheet arrangements and transactions include operating service arrangements and $172 million in letters of credit outstanding against our 2018 credit facility.  There are no other transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of our capital resources.  For more information regarding off-balance sheet arrangements, we refer you to “Contractual Obligations and Contingent Liabilities and Commitments” in our 2018 Annual Report.
Contractual Obligations and Contingent Liabilities and Commitments
We have various contractual obligations in the normal course of our operations and financing activities.  Other than the firm transportation and gathering agreements discussed below, there have been no material changes to our contractual obligations from those disclosed in our 2018 Annual Report.
Contingent Liabilities and Commitments
As of September 30, 2019, our contractual obligations for demand and similar charges under firm transportation and gathering agreements to guarantee access capacity on natural gas and liquids pipelines and gathering systems totaled approximately $8.2 billion, $752 million of which related to access capacity on future pipeline and gathering infrastructure projects that still require the granting of regulatory approvals and/or additional construction efforts.  This amount also included guarantee obligations of up to $323 million.  As of September 30, 2019, future payments under non-cancelable firm transportation and gathering agreements are as follows:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	5 to 8 years	More than 8 Years
Infrastructure currently in service	$7,442	$681	$1,272	$1,075	$1,528	$2,886
Pending regulatory approval and/or construction (1)	752	19	73	75	139	446
Total transportation charges	$8,194	$700	$1,345	$1,150	$1,667	$3,332
(1)Based on the estimated in-service dates as of September 30, 2019.
Included in the transportation charges above are $108 million (potentially due in less than one year) and $27 million (potentially due in one to two years) related to certain agreements that remain in the name of our marketing affiliate but are expected to be paid in full by Flywheel Energy Operating, LLC, the purchaser of the Fayetteville Shale assets. Of these amounts, we may be obligated to reimburse Flywheel Energy Operating, LLC for a portion of volumetric shortfalls during 2019 and 2020 (up to $70 million) under these transportation agreements and have currently recorded a $57 million liability as of September 30, 2019, down from $88 million recorded at December 31, 2018.
In the first quarter of 2019, we agreed to purchase firm transportation with pipelines in the Appalachian Basin starting in 2021 and running through 2032 totaling $357 million in total contractual commitments of which the seller has agreed to reimburse $133 million of these commitments.
During the second quarter of 2019, we executed an agreement to convey our purchase option in our headquarters office building to a third-party, which closed on the purchase of the building in July 2019. Concurrent with the closing of the building sale, we terminated our existing lease agreement and entered into a new 10-year lease agreement for a smaller portion of the headquarters office building in July 2019, resulting in an estimated annual savings of $7 million to $8 million.
Substantially all of our employees are covered by defined benefit and postretirement benefit plans.  For the nine months ended September 30, 2019, we have contributed $12 million to the pension and postretirement benefit plans, and we do not expect to further contribute to our pension plan during the remainder of 2019.  We recognized liabilities of $39 million and $47 million as of September 30, 2019 and December 31, 2018, respectively, as a result of the underfunded status of our pension and other postretirement benefit plans.  See Note 15 to the consolidated financial statements included in this Quarterly Report for additional discussion about our pension and other postretirement benefits.
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
Credit Risk
Our exposure to concentrations of credit risk consists primarily of trade receivables and derivative contracts associated with commodities trading.  Concentrations of credit risk with respect to receivables are limited due to the large number of our purchasers and their dispersion across geographic areas.  No single purchaser accounted for greater than 10% of revenues as of September 30, 2019. At December 31, 2018, two subsidiaries of Royal Dutch Shell Plc in aggregate accounted for approximately 10.4% of the quarter’s total natural gas, oil and NGL sales.  We believe that the loss of any one customer would not have an adverse effect on our ability to sell our natural gas, oil and NGL production. See “Commodities Risk” below for discussion of credit risk associated with commodities trading.
Interest Rate Risk
As of September 30, 2019, we had approximately $2.3 billion of outstanding senior notes with a weighted average interest rate of 6.68%, and no borrowings under our revolving credit facility.  We currently have an interest rate swap in effect to mitigate a portion of our exposure to volatility in interest rates.  At September 30, 2019, we had a long-term issuer credit rating of Ba2 by Moody’s, a long-term debt rating of BB by S&P and a long-term issuer default rating of BB by Fitch Ratings.  Any upgrades or downgrades in our public debt ratings by Moody’s or S&P could decrease or increase our cost of funds, respectively.

	Expected Maturity Date
($ in millions)	2019	2020	2021	2022	2023		Thereafter	Total
Fixed rate payments (1)	$—	$52	$—	$213	$—		$2,027	$2,292
Weighted average interest rate	—%	5.30%	—%	4.10%	—%		6.99%	6.68%

Variable rate payments (1)	$—	$—	$—	$—	$—	(1)	$—	$—	(1)
Weighted average interest rate	—%	—%	—%	—%	3.42%	(2)	—%	3.42%	(2)
(1)Excludes unamortized debt issuance costs and debt discounts.
(2)On October 8, 2019, we entered into an amendment to the 2018 credit facility, which extended the maturity date of the credit facility to April 2024.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act.  Our disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, accumulate and communicate information to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and submission within the time periods specified in the SEC’s rules and forms.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those determined to be effective can provide only a level of reasonable assurance with respect to financial statement preparation and presentation.  Based on the evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2019 at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Our sand mine location, which supported our former Fayetteville Shale business, is subject to regulation by the Federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977.  Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.106) is included in Exhibit 95.1 to this Quarterly Report.
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

SOUTHWESTERN ENERGY COMPANY
Registrant

Dated:	October 24, 2019	/s/ JULIAN M. BOTT
Julian M. Bott Executive Vice President and Chief Financial Officer
໿