Form 10-Q
period 2020-03-31
SOUTHWESTERN ENERGY CO
filed 2020-04-30
CIK 7332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the quarterly period ended March 31, 2020
Or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of April 28, 2020
Common Stock, Par Value $0.01	541,688,616

SOUTHWESTERN ENERGY COMPANY
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

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

Forward-looking statements include the items identified in the preceding paragraph, information concerning possible or assumed future results of operations and other statements in this Quarterly Report on Form 10-Q (this “Quarterly Report”) identified by words such as “anticipate,” “intend,” “plan,” “project,” “estimate,” “continue,” “potential,” “should,” “could,” “may,” “will,” “objective,” “guidance,” “outlook,” “effort,” “expect,” “believe,” “predict,” “budget,” “projection,” “goal,” “forecast,” “model,” “target” or similar words.
You should not place undue reliance on forward-looking statements.  They are subject to known and unknown risks, uncertainties and other factors that may affect our operations, markets, products, services and prices and cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.  In addition to any assumptions and other factors referred to specifically in connection with forward-looking statements, risks, uncertainties and factors that could cause our actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:
•the timing and extent of changes in market conditions and prices for natural gas, oil and natural gas liquids (“NGLs”), including regional basis differentials and the impact of reduced demand for our production and products in which our production is a component due to governmental and societal actions taken in response to the COVID-19 pandemic;
•our ability to fund our planned capital investments;
•a change in our credit rating, an increase in interest rates and any adverse impacts from the discontinuation of the London Interbank Offered Rate (“LIBOR”);
•the extent to which lower commodity prices impact our ability to service or refinance our existing debt;
•the impact of volatility in the financial markets or other global economic factors, including the impact of COVID-19;
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended March 31,
(in millions, except share/per share amounts)	2020	2019
Operating Revenues:
Gas sales	$248	$430
Oil sales	52	39
NGL sales	50	81
Marketing	239	438
Other	3	2
	592	990
Operating Costs and Expenses:
Marketing purchases	248	441
Operating expenses	193	165
General and administrative expenses	26	37
Restructuring charges	10	3
Depreciation, depletion and amortization	113	112
Impairments	1,479	—
Taxes, other than income taxes	13	19
	2,082	777
Operating Income (Loss)	(1,490)	213
Interest Expense:
Interest on debt	40	42
Other interest charges	2	1
Interest capitalized	(23)	(29)
	19	14

Gain (Loss) on Derivatives	339	(32)
Gain on Early Extinguishment of Debt	28	—
Other Income, Net	1	1

Income (Loss) Before Income Taxes	(1,141)	168
Provision (Benefit) for Income Taxes:
Current	(2)	—
Deferred	408	(426)
	406	(426)
Net Income (Loss)	$(1,547)	$594

Earnings (Loss) Per Common Share:
Basic	$(2.86)	$1.10
Diluted	$(2.86)	$1.10

Weighted Average Common Shares Outstanding:
Basic	540,308,491	539,721,751
Diluted	540,308,491	541,320,487

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the three months ended March 31,
(in millions)	2020	2019
Net income (loss)	$(1,547)	$594

Change in value of pension and other postretirement liabilities:
Amortization of prior service cost and net loss included in net periodic pension cost	—	—

Comprehensive income (loss)	$(1,547)	$594

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2020	December 31, 2019

ASSETS	(in millions)
Current assets:
Cash and cash equivalents	$5	$5
Accounts receivable, net	292	345
Derivative assets	627	278
Other current assets	48	51
Total current assets	972	679
Natural gas and oil properties, using the full cost method, including $1,437 million as of March 31, 2020 and $1,506 million as of December 31, 2019 excluded from amortization	25,488	25,250
Other	523	520
Less: Accumulated depreciation, depletion and amortization	(22,095)	(20,503)
Total property and equipment, net	3,916	5,267
Operating lease assets	152	159
Deferred tax assets	—	407
Other long-term assets	235	205
Total long-term assets	387	771
TOTAL ASSETS	$5,275	$6,717
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$465	$525
Taxes payable	52	59
Interest payable	54	51
Derivative liabilities	268	125
Current operating lease liabilities	32	34
Other current liabilities	43	54
Total current liabilities	914	848
Long-term debt	2,279	2,242
Long-term operating lease liabilities	114	119
Pension and other postretirement liabilities	40	43
Other long-term liabilities	227	219
Total long-term liabilities	2,660	2,623
Commitments and contingencies (Note 11)
Equity:
Common stock, $0.01 par value; 1,250,000,000 shares authorized; issued 586,023,435 shares as of March 31, 2020 and 585,555,923 shares as of December 31, 2019	6	6
Additional paid-in capital	4,728	4,726
Accumulated deficit	(2,798)	(1,251)
Accumulated other comprehensive loss	(33)	(33)
Common stock in treasury, 44,353,224 shares as of March 31, 2020 and December 31, 2019	(202)	(202)
Total equity	1,701	3,246
TOTAL LIABILITIES AND EQUITY	$5,275	$6,717

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
(in millions)	2020	2019
Cash Flows From Operating Activities:
Net income (loss)	$(1,547)	$594
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	113	112
Amortization of debt issuance costs	1	1
Impairments	1,479	—
Deferred income taxes	408	(426)
(Gain) loss on derivatives, unsettled	(246)	22
Stock-based compensation	1	2
Gain on early extinguishment of debt	(28)	—
Other	—	1
Change in assets and liabilities:
Accounts receivable	53	189
Accounts payable	(86)	(48)
Taxes payable	(6)	4
Interest payable	1	2
Inventories	8	5
Other assets and liabilities	9	(16)
Net cash provided by operating activities	160	442

Cash Flows From Investing Activities:
Capital investments	(228)	(258)
Net cash used in investing activities	(228)	(258)

Cash Flows From Financing Activities:
Payments on long-term debt	(52)	—
Payments on revolving credit facility	(500)	—
Borrowings under revolving credit facility	615	—
Change in bank drafts outstanding	5	3
Purchase of treasury stock	—	(21)
Cash paid for tax withholding	—	(1)
Net cash provided by (used in) financing activities	68	(19)

Increase in cash and cash equivalents	—	165
Cash and cash equivalents at beginning of year	5	201
Cash and cash equivalents at end of period	$5	$366

The accompanying notes are an integral part of these consolidated financial statements.໿

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury		Total
	Shares Issued	Amount				Shares	Amount

	(in millions, except share amounts)
Balance at December 31, 2019	585,555,923	$6	$4,726	$(1,251)	$(33)	44,353,224	$(202)	$3,246
Comprehensive loss:
Net loss	—	—	—	(1,547)	—	—	—	(1,547)
Other comprehensive income	—	—	—	—	—	—	—	—
Total comprehensive loss	—	—	—	—	—	—	—	(1,547)
Stock-based compensation	—	—	1	—	—	—	—	1
Issuance of restricted stock	12,397	—	—	—	—	—	—	—
Cancellation of restricted stock	(167,130)	—	—	—	—	—	—	—
Restricted units granted	1,005,976	—	1	—	—	—	—	1
Treasury stock	—	—	—	—	—	—	—	—
Performance units vested	—	—	—	—	—	—	—	—
Tax withholding – stock compensation	(383,731)	—	—	—	—	—	—	—
Balance at March 31, 2020	586,023,435	$6	$4,728	$(2,798)	$(33)	44,353,224	$(202)	$1,701

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury		Total
	Shares Issued	Amount				Shares	Amount

	(in millions, except share amounts)
Balance at December 31, 2018	585,407,107	$6	$4,715	$(2,142)	$(36)	39,092,537	$(181)	$2,362
Comprehensive income:
Net income	—	—	—	594	—	—	—	594
Other comprehensive income	—	—	—	—	—	—	—	—
Total comprehensive income	—	—	—	—	—	—	—	594
Stock-based compensation	—	—	3	—	—	—	—	3
Issuance of restricted stock	8,798	—	—	—	—	—	—	—
Cancellation of restricted stock	(128,324)	—	—	—	—	—	—	—
Treasury stock	—	—	—	—	—	5,260,687	(21)	(21)
Performance units vested	535,802	—	—	—	—	—	—	—
Tax withholding – stock compensation	(274,657)	—	(1)	—	—	—	—	(1)
Balance at March 31, 2019	585,548,726	$6	$4,717	$(1,548)	$(36)	44,353,224	$(202)	$2,937

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(1) BASIS OF PRESENTATION
Southwestern Energy Company (including its subsidiaries, collectively “Southwestern” or the “Company”) is an independent energy company engaged in natural gas, oil and NGL exploration, development and production (“E&P”). The Company is also focused on creating and capturing additional value through its marketing business (“Marketing”), which was previously referred to as “Midstream” when it included the operation of gathering systems. Southwestern conducts most of its business through subsidiaries and operates principally in two segments: E&P and Marketing.
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
The consolidated financial statements contained in this report include all normal and recurring material adjustments that, in the opinion of management, are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented herein.  It is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Annual Report”).
The Company’s significant accounting policies, which have been reviewed and approved by the Audit Committee of the Company’s Board of Directors, are summarized in Note 1 in the Notes to the Consolidated Financial Statements included in the Company’s 2019 Annual Report.
(2) RESTRUCTURING CHARGES

On February 4, 2020, the Company notified employees of a workforce reduction plan as a result of a strategic realignment of the Company’s organizational structure. This reduction was substantially complete by the end of the first quarter of 2020. Affected employees were offered a severance package, which included a one-time payment depending on length of service and, if applicable, the current value of unvested long-term incentive awards that were forfeited. These costs were recognized as restructuring charges for the three months ended March 31, 2020, and a liability of approximately $0.3 million has been accrued as of March 31, 2020 related to future payments associated with the February 2020 restructuring.
In December 2018, the Company closed the sale of the equity in certain of its subsidiaries that owned and operated its Fayetteville Shale E&P and related midstream gathering assets in Arkansas (the “Fayetteville Shale sale”). As part of the transaction, most employees associated with those assets became employees of the buyer although the employment of some was terminated. Due to the scale of the assets that were sold, the temporary employment of certain employees was extended through a transition period into 2019. All affected employees were offered a severance package, which included a one-time cash payment depending on length of service and, if applicable, the current value of equity awards that were forfeited. The Company also incurred charges related to office consolidation. A portion of these costs along with the aforementioned severance costs were recognized as restructuring charges in the first quarter of 2019.

The following table presents a summary of the restructuring charges included in Operating Income (Loss) for the three months ended March 31, 2020 and 2019:

	For the three months ended March 31,
(in millions)	2020	2019
Severance (including payroll taxes)	$10	$2
Office consolidation	—	1
Total restructuring charges (1)	$10	$3
(1)Total restructuring charges were $10 million and $3 million for the Company’s E&P segment for the three months ended March 31, 2020 and 2019, respectively.
The following table presents a reconciliation of the liability associated with the Company’s restructuring activities at March 31, 2020, which is reflected in accounts payable on the consolidated balance sheet:

(in millions)
Liability at December 31, 2019	$2
Additions	10
Distributions	(12)
Liability at March 31, 2020	$—

(3) REVENUE RECOGNITION
Revenues from Contracts with Customers
Natural gas and liquids.  Natural gas, oil and NGL sales are recognized when control of the product is transferred to the customer at a designated delivery point.  The pricing provisions of the Company’s contracts are primarily tied to a market index with certain adjustments based on factors such as delivery, quality of the product and prevailing supply and demand conditions in the geographic areas in which the Company operates.  Under the Company’s sales contracts, the delivery of each unit of natural gas, oil and NGLs represents a separate performance obligation, and revenue is recognized at the point in time when the performance obligations are fulfilled.  There is no significant financing component to the Company’s revenues as payment terms are typically within 30 to 60 days of control transfer.  Furthermore, consideration from a customer corresponds directly with the value to the customer of the Company’s performance completed to date.  As a result, the Company recognizes revenue in the amount for which the Company has a right to invoice and has not disclosed information regarding its remaining performance obligations.
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
Marketing.  The Company, through its marketing affiliate, markets natural gas, oil and NGLs for its affiliated E&P company as well as other joint interest owners that choose to market with the Company.  In addition, the Company markets some products purchased from third parties.  Marketing revenues for natural gas, oil and NGL sales are recognized when control of the product is transferred to the customer at a designated delivery point.  The pricing provisions of the Company’s contracts are primarily tied to a market index with certain adjustments based on factors such as delivery, quality of the product and prevailing supply and demand conditions.  Under the Company’s marketing contracts, the delivery of each unit of natural gas, oil and NGLs represents a separate performance obligation, and revenue is recognized at the point in time when the performance obligations are fulfilled.  Customers are invoiced and revenues are recorded each month as natural gas, oil and NGLs are delivered, and payment terms are typically within 30 to 60 days of control transfer.  Furthermore, consideration from a customer corresponds directly with the value to the customer of the Company’s performance completed to date.  As a result, the Company recognizes revenue in the amount for which the Company has a right to invoice and has not disclosed information regarding its remaining performance obligations.

Disaggregation of Revenues
The Company presents a disaggregation of E&P revenues by product on the consolidated statements of operations net of intersegment revenues.  The following table reconciles operating revenues as presented on the consolidated statements of operations to the operating revenues by segment:

(in millions)	E&P	Marketing	Intersegment Revenues	Total
Three months ended March 31, 2020
Gas sales	$239	$—	$9	$248
Oil sales	52	—	—	52
NGL sales	50	—	—	50
Marketing	—	548	(309)	239
Other (1)	3	—	—	3
Total	$344	$548	$(300)	$592

Three months ended March 31, 2019
Gas sales	$421	$—	$9	$430
Oil sales	39	—	—	39
NGL sales	81	—	—	81
Marketing	—	940	(502)	438
Other (2)	1	1	—	2
Total	$542	$941	$(493)	$990
(1)For the three months ended March 31, 2020, other E&P revenues consists primarily of gains on purchaser imbalances associated with certain NGLs.
(2)For the three months ended March 31, 2019, other E&P revenues consists primarily of water sales to third-party operators, and other Marketing revenues consists primarily of sales of gas from storage.
Associated E&P revenues are also disaggregated for analysis on a geographic basis by the core areas in which the Company operates, which are in Pennsylvania and West Virginia.

	For the three months ended March 31,
(in millions)	2020	2019
Northeast Appalachia	$195	$348
Southwest Appalachia	149	193
Other	—	1
Total	$344	$542
Receivables from Contracts with Customers
The following table reconciles the Company’s receivables from contracts with customers to consolidated accounts receivable as presented on the consolidated balance sheet:

(in millions)	March 31, 2020	December 31, 2019
Receivables from contracts with customers	$195	$284
Other accounts receivable	97	61
Total accounts receivable	$292	$345
Amounts recognized against the Company’s allowance for doubtful accounts related to receivables arising from contracts with customers were immaterial for the three months ended March 31, 2020 and 2019.  The Company has no contract assets or contract liabilities associated with its revenues from contracts with customers.

(4) CASH AND CASH EQUIVALENTS
The following table presents a summary of cash and cash equivalents as of March 31, 2020 and December 31, 2019:

(in millions)	March 31, 2020	December 31, 2019
Cash	$5	$5
Marketable securities (1)	—	—
Total	$5	$5
(1)At March 31, 2020, marketable securities were immaterial and consisted of government stable value money market funds.
(5) NATURAL GAS AND OIL PROPERTIES
The Company utilizes the full cost method of accounting for costs related to the exploration, development and acquisition of natural gas and oil properties.  Under this method, all such costs (productive and nonproductive), including salaries, benefits and other internal costs directly attributable to these activities, are capitalized on a country-by-country basis and amortized over the estimated lives of the properties using the units-of-production method.  These capitalized costs are subject to a ceiling test that limits such pooled costs, net of applicable deferred taxes, to the aggregate of the present value of future net revenues attributable to proved natural gas, oil and NGL reserves discounted at 10% (standardized measure).  Any costs in excess of the ceiling are written off as a non-cash expense.  The expense may not be reversed in future periods, even though higher natural gas, oil and NGL prices may subsequently increase the ceiling.  Companies using the full cost method are required to use the average quoted price from the first day of each month from the previous 12 months, including the impact of derivatives designated for hedge accounting, to calculate the ceiling value of their reserves. The Company had no hedge positions that were designated for hedge accounting as of March 31, 2020. Prices used to calculate the ceiling value of reserves were as follows:

(in millions)	March 31, 2020	March 31, 2019
Natural gas (per MMBtu)	$2.30	$3.07
Oil (per Bbl)	$55.77	$63.00
NGLs (per Bbl)	$9.96	$17.65
Using the average quoted prices above, adjusted for market differentials, the Company’s net book value of its United States natural gas and oil properties exceeded the ceiling by $1.5 billion at March 31, 2020, resulting in a non-cash ceiling test impairment. Decreases in market prices as well as changes in production rates, levels of reserves, evaluation of costs excluded from amortization, future development costs and production costs could result in future ceiling test impairments. Given the decline in commodity prices in 2019 and early 2020, the Company expects that an additional non-cash impairment of its assets will likely occur in the second quarter of 2020 and perhaps later.
The Company’s net book value of its United States natural gas and oil properties did not exceed the ceiling amount at March 31, 2019, and the Company had no derivative positions that were designated for hedge accounting as of March 31, 2019.
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
In the first quarter of 2019, the Company repurchased 5,260,687 shares of its outstanding common stock as part of a share repurchase program for approximately $21 million at an average price of $3.84 per share.

The following table presents the computation of earnings per share for the three months ended March 31, 2020 and 2019:

	For the three months ended March 31,
(in millions, except share/per share amounts)	2020	2019
Net income (loss)	$(1,547)	$594

Number of common shares:
Weighted average outstanding	540,308,491	539,721,751
Issued upon assumed exercise of outstanding stock options	—	—
Effect of issuance of non-vested restricted common stock	—	665,435
Effect of issuance of non-vested restricted units	—	—
Effect of issuance of non-vested performance units	—	933,301
Weighted average and potential dilutive outstanding	540,308,491	541,320,487

Earnings per common share
Basic	$(2.86)	$1.10
Diluted	$(2.86)	$1.10
The following table presents the common stock shares equivalent excluded from the calculation of diluted earnings per share for the three months ended March 31, 2020 and 2019, as they would have had an antidilutive effect:

	For the three months ended March 31,
	2020	2019
Unexercised stock options	4,584,563	5,128,640
Unvested share-based payment	1,006,860	1,881,355
Restricted stock units	1,312,293	—
Performance units	2,275,498	260,201
Total	9,179,214	7,270,196

(7) DERIVATIVES AND RISK MANAGEMENT
The Company is exposed to volatility in market prices and basis differentials for natural gas, oil and NGLs which impacts the predictability of its cash flows related to the sale of those commodities.  These risks are managed by the Company’s use of certain derivative financial instruments.  As of March 31, 2020, the Company’s derivative financial instruments consisted of fixed price swaps, two-way costless collars, three-way costless collars, basis swaps, call options and interest rate swaps.  A description of the Company’s derivative financial instruments is provided below:

Fixed price swaps	If the Company sells a fixed price swap, the Company receives a fixed price for the contract and pays a floating market price to the counterparty. If the Company purchases a fixed price swap, the Company receives a floating market price for the contract and pays a fixed price to the counterparty.

Two-way costless collars	Arrangements that contain a fixed floor price (purchased put option) and a fixed ceiling price (sold call option) based on an index price which, in aggregate, have no net cost. At the contract settlement date, (1) if the index price is higher than the ceiling price, the Company pays the counterparty the difference between the index price and ceiling price, (2) if the index price is between the floor and ceiling prices, no payments are due from either party, and (3) if the index price is below the floor price, the Company will receive the difference between the floor price and the index price.

Three-way costless collars	Arrangements that contain a purchased put option, a sold call option and a sold put option based on an index price that, in aggregate, have no net cost. At the contract settlement date, (1) if the index price is higher than the sold call strike price, the Company pays the counterparty the difference between the index price and sold call strike price, (2) if the index price is between the purchased put strike price and the sold call strike price, no payments are due from either party, (3) if the index price is between the sold put strike price and the purchased put strike price, the Company will receive the difference between the purchased put strike price and the index price, and (4) if the index price is below the sold put strike price, the Company will receive the difference between the purchased put strike price and the sold put strike price.

Basis swaps	Arrangements that guarantee a price differential for natural gas from a specified delivery point. If the Company sells a basis swap, the Company receives a payment from the counterparty if the price differential is greater than the stated terms of the contract and pays the counterparty if the price differential is less than the stated terms of the contract. If the Company purchases a basis swap, the Company pays the counterparty if the price differential is greater than the stated terms of the contract and receives a payment from the counterparty if the price differential is less than the stated terms of the contract.

Call options	The Company purchases and sells call options in exchange for a premium. If the Company purchases a call option, the Company receives from the counterparty the excess (if any) of the market price over the strike price of the call option at the time of settlement, but if the market price is below the call’s strike price, no payment is due from either party. If the Company sells a call option, the Company pays the counterparty the excess (if any) of the market price over the strike price of the call option at the time of settlement, but if the market price is below the call’s strike price, no payment is due from either party.

Interest rate swaps	Interest rate swaps are used to fix or float interest rates on existing or anticipated indebtedness. The purpose of these instruments is to manage the Company’s existing or anticipated exposure to unfavorable interest rate changes.
The Company contracts with counterparties for its derivative instruments that it believes are creditworthy at the time the transactions are entered into, and the Company actively monitors the credit ratings and credit default swap rates of these counterparties where applicable.  However, there can be no assurance that a counterparty will be able to meet its obligations to the Company.  The fair value of the Company’s derivative assets and liabilities includes a non-performance risk factor. See Note 9 for additional details regarding the Company’s fair value measurements of its derivative positions. The Company presents its derivative positions on a gross basis and does not net the asset and liability positions.

The following tables provide information about the Company’s financial instruments that are sensitive to changes in commodity prices and that are used to protect the Company’s exposure. None of the financial instruments below are designated for hedge accounting treatment.  The tables present the notional amount, the weighted average contract prices and the fair value by expected maturity dates as of March 31, 2020:

Financial Protection on Production
		Weighted Average Price per MMBtu
	Volume (Bcf)	Swaps	Sold Puts	Purchased Puts	Sold Calls	Basis Differential	Fair Value at March 31, 2020 (in millions)
Natural Gas
2020
Fixed price swaps	279	$2.50	$—	$—	$—	$—	$181	(1)
Two-way costless collars	23	—	—	2.50	2.79	—	3
Three-way costless collars	136	—	2.08	2.42	2.70	—	15
Total	438						$199
2021
Fixed price swaps	36	$2.53	$—	$—	$—	$—	$5
Two-way costless collars	29	—	—	2.28	2.77	—	(1)
Three-way costless collars	265	—	2.18	2.49	2.84	—	(20)
Total	330						$(16)
2022
Two-way costless collars	29	$—	$—	$2.10	$2.83	$—	$—
Three-way costless collars	91	—	2.10	2.46	2.86	—	(2)
Total	120						$(2)
2023
Three-way costless collars	2	$—	$2.15	$2.55	$3.35	$—	$—

Basis Swaps
2020	199	$—	$—	$—	$—	$(0.44)	$(3)
2021	103	—	—	—	—	(0.03)	12
2022	88	—	—	—	—	(0.48)	(4)
Total	390						$5
(1)Includes $9 million in premiums paid related to certain natural gas fixed price swaps recognized as a component of derivative assets within current assets on the consolidated balance sheet at March 31, 2020. As certain natural gas fixed price swaps settle, the premium will be amortized and recognized as a component of gain (loss) on derivatives on the consolidated statements of operations.

	Volume (MBbls)	Weighted Average Strike Price per Bbl				Fair Value at March 31, 2020 (in millions)
		Swaps	Sold Puts	Purchased Puts	Sold Calls
Oil
2020
Fixed price swaps (1)	2,442	$57.75	$—	$—	$—	$66
Two-way costless collars	731	—	—	56.88	59.81	19
Three-way costless collars	1,210	—	43.94	53.17	58.05	9
Total	4,383					$94
2021
Fixed price swaps	2,328	$53.72	$—	$—	$—	$39
Three-way costless collars	1,445	—	43.52	53.25	58.14	10
Total	3,773					$49
2022
Fixed price swaps	438	$51.74	$—	$—	$—	$5
Three-way costless collars	666	—	42.50	53.20	58.00	4
Total	1,104					$9

Ethane
2020
Fixed price swaps	6,952	$8.59	$—	$—	$—	$21
2021
Fixed price swaps	3,017	$7.40	$—	$—	$—	$2

Propane
2020
Fixed price swaps	4,049	$23.06	$—	$—	$—	$43
Two-way costless collars	275	—	—	25.20	29.40	4
Total	4,324					$47
2021
Fixed price swaps	2,460	$21.77	$—	$—	$—	$17
(1)Includes 186 MBbls of purchased fixed price oil swaps at $57.46 per barrel with a fair value of ($5) million and 2,628 MBbls of sold fixed price oil swaps at $57.73 per barrel with a fair value of $71 million.

Other Derivative Contracts
	Volume (Bcf)	Weighted Average Strike Price per MMBtu	Fair Value at March 31, 2020 (in millions)
Sold Call Options – Natural Gas (Net)
2020	51	$2.83	$(2)
2021	57	3.15	(7)
2022	58	3.00	(6)
2023	17	2.84	(3)
2024	9	3.00	(2)
Total	192		$(20)
໿

	Volume (MBbls)	Weighted Average Strike Price per Bbl	Fair Value at March 31, 2020 (in millions)
Sold Call Options – Oil
2021	226	$60.00	$—

	Volume (Bcf)	Weighted Average Strike Price per MMBtu		Fair Value at March 31, 2020 (in millions)
		Swaps	Basis Differential
Storage (1)
2020
Purchased fixed price swaps	3	$2.00	$—	$(1)
Purchased basis swaps	1	—	(0.49)	—
Sold fixed price swaps	2	1.99	—	—
Sold basis swaps	1	—	(0.51)	—
Total	7			$(1)
2021
Purchased fixed price swaps	1	$2.04	$—	$—
Sold fixed price swaps	2	2.49	—	—
Sold basis swaps	1	—	(0.38)	—
Total	4			$—
(1)The Company has entered into certain derivatives to protect the value of volumes of natural gas injected into a storage facility that will be withdrawn at a later date.

Purchased Fixed Price Swaps – Marketing (Natural Gas) (1)	Volume (Bcf)	Weighted Average Strike Price per MMBtu	Fair Value at March 31, 2020 (in millions)
2020	6	$2.44	$(2)
2021	6	2.44	—
Total	12		$(2)
(1)The Company has entered into a limited number of derivatives to protect the value of certain long-term sales contracts.
At March 31, 2020, the net fair value of the Company’s financial instruments related to commodities was a $402 million asset and included a net reduction of less than $1 million related to non-performance risk. See Note 9 for additional details regarding the Company’s fair value measurements of its derivative positions.
As of March 31, 2020, the Company had no positions designated for hedge accounting treatment. Gains and losses on derivatives that are not designated for hedge accounting treatment, or do not meet hedge accounting requirements, are recorded as a component of gain (loss) on derivatives on the consolidated statements of operations. Accordingly, the gain (loss) on derivatives component of the statement of operations reflects the gain and losses on both settled and unsettled derivatives. The Company calculates gains and losses on settled derivatives as the summation of gains and losses on positions which have settled within the reporting period. Only the settled gains and losses are included in the Company’s realized commodity price calculations.
The Company is a party to interest rate swaps that were entered into to mitigate the Company’s exposure to volatility in interest rates.  The interest rate swaps have a notional amount of $170 million and expire in June 2020.  Changes in the fair value of the interest rate swaps are included in gain (loss) on derivatives on the consolidated statements of operations. At March 31, 2020, the net fair value of the Company’s interest rate swaps was a $1 million liability.

The balance sheet classification of the assets and liabilities related to derivative financial instruments (none of which are designated for hedge accounting treatment) is summarized below as of March 31, 2020 and December 31, 2019:

Derivative Assets
		Fair Value
(in millions)	Balance Sheet Classification	March 31, 2020		December 31, 2019
Derivatives not designated as hedging instruments:
Purchased fixed price swaps – natural gas	Derivative assets	$1		$—
Fixed price swaps – natural gas	Derivative assets	181	(1)	77	(1)
Fixed price swaps – oil	Derivative assets	80		4
Fixed price swaps – ethane	Derivative assets	22		11
Fixed price swaps – propane	Derivative assets	48		21
Two-way costless collars – natural gas	Derivative assets	13		10
Two-way costless collars – oil	Derivative assets	28		5
Two-way costless collars – propane	Derivative assets	4		2
Three-way costless collars – natural gas	Derivative assets	189		126
Three-way costless collars – oil	Derivative assets	36		3
Basis swaps – natural gas	Derivative assets	22		17
Purchased call options – natural gas	Derivative assets	3		1
Fixed price swaps – natural gas storage	Derivative assets	—		1
Fixed price swaps – natural gas	Other long-term assets	5		7
Fixed price swaps – oil	Other long-term assets	35		1
Fixed price swaps – ethane	Other long-term assets	1		—
Fixed price swaps – propane	Other long-term assets	12		3
Two-way costless collars – natural gas	Other long-term assets	5		4
Three-way costless collars – natural gas	Other long-term assets	71		74
Three-way costless collars – oil	Other long-term assets	29		7
Basis swaps – natural gas	Other long-term assets	5		15
Purchased call options – natural gas	Other long-term assets	1		2
Total derivative assets		$791		$391

(1) Includes $9 million in premiums paid related to certain natural gas fixed price swaps recognized as a component of derivative assets within current assets on the consolidated balance sheet at both March 31, 2020 and December 31, 2019. As certain natural gas fixed price swaps settle, the premium will be amortized and recognized as a component of gain (loss) on derivatives on the consolidated statements of operations.

Derivative Liabilities
		Fair Value
(in millions)	Balance Sheet Classification	March 31, 2020	December 31, 2019
Derivatives not designated as hedging instruments:
Purchased fixed price swaps – natural gas	Derivative liabilities	$3	$1
Purchased fixed price swaps – oil	Derivative liabilities	5	—
Fixed price swaps – natural gas	Derivative liabilities	—	1
Fixed price swaps – oil	Derivative liabilities	—	6
Two-way costless collars – natural gas	Derivative liabilities	10	4
Two-way costless collars – oil	Derivative liabilities	9	5
Three-way costless collars – natural gas	Derivative liabilities	194	84
Three-way costless collars – oil	Derivative liabilities	24	4
Basis swaps – natural gas	Derivative liabilities	12	17
Sold call options – natural gas	Derivative liabilities	9	3
Interest rate swaps	Derivative liabilities	1	—
Purchased fixed price swaps – natural gas storage	Derivative liabilities	1	—
Fixed price swaps – oil	Other long-term liabilities	—	2
Two-way costless collars – natural gas	Other long-term liabilities	6	4
Three-way costless collars – natural gas	Other long-term liabilities	73	72
Three-way costless collars – oil	Other long-term liabilities	18	8
Basis swap – natural gas	Other long-term liabilities	10	9
Sold call options – natural gas	Other long-term liabilities	15	15
Sold call options – oil	Other long-term liabilities	—	1
Total derivative liabilities		$390	$236

The following tables summarize the before-tax effect of the Company’s derivative instruments on the consolidated statements of operations for the three months ended March 31, 2020 and 2019:

Unsettled Gain (Loss) on Derivatives Recognized in Earnings

Derivative Instrument	Consolidated Statement of Operations Classification of Gain (Loss) on Derivatives, Unsettled	For the three months ended March 31,
		2020	2019

		(in millions)
Purchased fixed price swaps – natural gas	Gain (Loss) on Derivatives	$(1)	$—
Purchased fixed price swaps – oil	Gain (Loss) on Derivatives	(5)	4
Fixed price swaps – natural gas	Gain (Loss) on Derivatives	103	(2)
Fixed price swaps – oil	Gain (Loss) on Derivatives	118	(13)
Fixed price swaps – ethane	Gain (Loss) on Derivatives	12	7
Fixed price swaps – propane	Gain (Loss) on Derivatives	36	(4)
Two-way costless collars – natural gas	Gain (Loss) on Derivatives	(4)	(1)
Two-way costless collars – oil	Gain (Loss) on Derivatives	19	(7)
Two-way costless collars – propane	Gain (Loss) on Derivatives	2	—
Three-way costless collars – natural gas	Gain (Loss) on Derivatives	(51)	2
Three-way costless collars – oil	Gain (Loss) on Derivatives	25	—
Basis swaps – natural gas	Gain (Loss) on Derivatives	(1)	(10)
Purchased call options – natural gas	Gain (Loss) on Derivatives	1	—
Sold call options – natural gas	Gain (Loss) on Derivatives	(6)	2
Sold call options – oil	Gain (Loss) on Derivatives	1	—
Purchased fixed price swap – natural gas storage	Gain (Loss) on Derivatives	(1)	—
Fixed price swap – natural gas storage	Gain (Loss) on Derivatives	(1)	—
Interest rate swaps	Gain (Loss) on Derivatives	(1)	—
Total gain (loss) on unsettled derivatives		$246	$(22)

Settled Gain (Loss) on Derivatives Recognized in Earnings (1)

Derivative Instrument	Consolidated Statement of Operations Classification of Gain (Loss) on Derivatives, Settled	For the three months ended March 31,
		2020	2019

		(in millions)
Purchased fixed price swaps – natural gas	Gain (Loss) on Derivatives	$(1)	$—
Purchased fixed price swaps – oil	Gain (Loss) on Derivatives	—	(1)
Fixed price swaps – natural gas	Gain (Loss) on Derivatives	5	(6)
Fixed price swaps – oil	Gain (Loss) on Derivatives	9	2
Fixed price swaps – ethane	Gain (Loss) on Derivatives	6	1
Fixed price swaps – propane	Gain (Loss) on Derivatives	10	2
Two-way costless collars – natural gas	Gain (Loss) on Derivatives	6	(1)
Two-way costless collars – oil	Gain (Loss) on Derivatives	3	1
Two-way costless collars – propane	Gain (Loss) on Derivatives	1	—
Three-way costless collars – natural gas	Gain (Loss) on Derivatives	36	(4)
Three-way costless collars – oil	Gain (Loss) on Derivatives	1	—
Basis swaps – natural gas	Gain (Loss) on Derivatives	16	(4)
Fixed price swaps – natural gas storage	Gain (Loss) on Derivatives	1	—
Total gain (loss) on settled derivatives		$93	$(10)

Total gain (loss) on derivatives		$339	$(32)
(1)The Company calculates gain (loss) on derivatives, settled, as the summation of gains and losses on positions that settled within the period.

(8) RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
In the first quarter of 2020, changes in accumulated other comprehensive income related to the Company’s pension and other postretirement benefits. The following tables detail the components of accumulated other comprehensive income and the related tax effects for the three months ended March 31, 2020:

(in millions)	Pension and Other Postretirement	Foreign Currency	Total
Beginning balance December 31, 2019	$(19)	$(14)	$(33)
Other comprehensive income before reclassifications	—	—	—
Amounts reclassified from other comprehensive income (1)	—	—	—
Net current-period other comprehensive income	—	—	—
Ending balance March 31, 2020	$(19)	$(14)	$(33)

(1)Amounts reclassified from other comprehensive income to earnings were immaterial for the three months ended March 31, 2020. See Note 13 for additional details regarding the Company’s pension and other postretirement benefit plans.
(9) FAIR VALUE MEASUREMENTS
Assets and liabilities measured at fair value on a recurring basis
The carrying amounts and estimated fair values of the Company’s financial instruments as of March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020				December 31, 2019
(in millions)	Carrying Amount		Fair Value		Carrying Amount		Fair Value
Cash and cash equivalents	$5		$5		$5		$5
2018 revolving credit facility due April 2024	149		149		34		34
Senior notes (1)	2,148		1,460		2,228		2,085
Derivative instruments, net	401	(2)	401	(2)	155	(2)	155	(2)
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
Debt: The fair values of the Company’s senior notes are based on the market value of the Company’s publicly traded debt as determined based on the market prices of the Company’s senior notes. The fair value of the Company's 4.10% Senior Notes due March 2022 is considered to be a Level 2 measurement on the fair value hierarchy.  The fair values of the Company's remaining senior notes are considered the be a Level 1 measurement. The carrying values of the borrowings under the Company’s revolving credit facility (to the extent utilized) approximates fair value because the interest rate is variable and reflective of market rates.  The Company considers the fair value of its revolving credit facility to be a Level 1 measurement on the fair value hierarchy.
Derivative Instruments: The Company measures the fair value of its derivative instruments based upon a pricing model that utilizes market-based inputs, including, but not limited to, the contractual price of the underlying position, current market prices, natural gas and liquids forward curves, discount rates such as the LIBOR curve for a similar duration of each outstanding position, volatility factors and non-performance risk. Non-performance risk considers the effect of the Company’s credit standing on the fair value of derivative liabilities and the effect of counterparty credit standing on the fair value of derivative assets. Both inputs to the model are based on published credit default swap rates and the duration of each outstanding derivative position. As of March 31, 2020, the impact of non-performance risk on the fair value of the Company’s net derivative asset position was a net reduction of less than $1 million.
The Company has classified its derivative instruments into levels depending upon the data utilized to determine their fair values.  The Company’s fixed price swaps (Level 2) are estimated using third-party discounted cash flow calculations using the New York Mercantile Exchange (“NYMEX”) futures index for natural gas and oil derivatives and Oil Price Information Service (“OPIS”) for ethane and propane derivatives.  The Company utilizes discounted cash flow models for valuing its interest rate derivatives (Level 2).  The net derivative values attributable to the Company’s interest rate derivative contracts as of March 31, 2020 are based on (i) the contracted notional amounts, (ii) active market-quoted LIBOR yield curves and (iii) the applicable credit-adjusted risk-free rate yield curve.
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
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 31, 2020
	Fair Value Measurements Using:
(in millions)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets (Liabilities) at Fair Value
Assets
Purchased fixed price swaps	$—	$1	$—	$1
Fixed price swaps (1)	—	384	—	384
Two-way costless collars	—	50	—	50
Three-way costless collars	—	325	—	325
Basis swaps	—	27	—	27
Purchased call options	—	4	—	4
Liabilities
Purchased fixed price swaps	—	(8)	—	(8)
Two-way costless collars	—	(25)	—	(25)
Three-way costless collars	—	(309)	—	(309)
Basis swaps	—	(22)	—	(22)
Sold call options	—	(24)	—	(24)
Purchased fixed price swaps – storage	—	(1)	—	(1)
Interest rate swaps	—	(1)	—	(1)
Total (2)	$—	$401	$—	$401
(1)Includes $9 million in premiums paid related to certain natural gas fixed price swaps recognized as a component of derivative assets within current assets on the consolidated balance sheet at March 31, 2020. As certain natural gas fixed price swaps settle, the premium will be amortized and recognized as a component of gain (loss) on derivatives on the consolidated statements of operations.
(2)Includes a net fair value reduction of less than $1 million related to estimated nonperformance risk.

	December 31, 2019
	Fair Value Measurements Using:
(in millions)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets (Liabilities) at Fair Value
Assets
Fixed price swaps (1)	$—	$124	$—	$124
Two-way costless collars	—	21	—	21
Three-way costless collars	—	210	—	210
Basis Swaps	—	32	—	32
Purchased call options	—	3	—	3
Fixed price swaps - storage	—	1	—	1
Liabilities
Purchased fixed price swaps	—	(1)	—	(1)
Fixed price swaps	—	(9)	—	(9)
Two-way costless collars	—	(13)	—	(13)
Three-way costless collars	—	(168)	—	(168)
Basis Swaps	—	(26)	—	(26)
Sold call options	—	(19)	—	(19)
Total	$—	$155	$—	$155
(1)Includes $9 million in premiums paid related to certain natural gas fixed price swaps recognized as a component of derivative assets within current assets on the consolidated balance sheet at December 31, 2019. As certain natural gas fixed price swaps settle, the premium will be amortized and recognized as a component of gain (loss) on derivatives on the consolidated statements of operations.
The fair values of Level 3 derivative instruments are estimated using proprietary valuation models that utilize both market observable and unobservable parameters.  Level 3 instruments consist of net derivatives valued using pricing models incorporating assumptions that, in the Company’s judgment, reflect reasonable assumptions a marketplace participant would use. There were no Level 3 derivatives in the first quarters of 2020 and 2019.
(10) DEBT
The components of debt as of March 31, 2020 and December 31, 2019 consisted of the following:

	March 31, 2020
(in millions)	Debt Instrument	Unamortized Issuance Expense		Unamortized Debt Discount	Total
Long-term debt:
Variable rate (2.120% at March 31, 2020) 2018 revolving credit facility due April 2024	$149	$—	(1)	$—	$149
4.10% Senior Notes due March 2022	210	(1)		—	209
4.95% Senior Notes due January 2025 (2)	864	(5)		(1)	858
7.50% Senior Notes due April 2026	621	(6)		—	615
7.75% Senior Notes due October 2027	453	(5)		—	448
Total long-term debt	$2,297	$(17)		$(1)	$2,279

	December 31, 2019
(in millions)	Debt Instrument	Unamortized Issuance Expense		Unamortized Debt Discount	Total
Long-term debt:
Variable rate (4.310% at December 31, 2019) 2018 term loan facility due April 2024	$34	$—	(1)	$—	$34
4.10% Senior Notes due March 2022	213	(1)		—	212
4.95% Senior Notes due January 2025 (2)	892	(5)		(1)	886
7.50% Senior Notes due April 2026	639	(7)		—	632
7.75% Senior Notes due October 2027	484	(6)		—	478
Total long-term debt	$2,262	$(19)		$(1)	$2,242
(1)At March 31, 2020 and December 31, 2019, unamortized issuance expense of $10 million and $11 million, respectively, associated with the 2018 credit facility (as defined below) was classified as other long-term assets on the consolidated balance sheets.

(2)At March 31, 2020 and December 31, 2019, respectively, the interest rate was 6.20% for the 2025 Notes, reflecting a net downgrade in the Company’s bond ratings since the initial offering. This rate has been in effect since January 2019. On April 7, 2020, S&P downgraded the Company’s bond rating to BB-, which has the effect of increasing the interest rate on the 2025 Notes to 6.45%. The first coupon payment to the bondholders at the higher interest rate will be paid in January 2021.
Credit Facilities
2018 Revolving Credit Facility
In April 2018, the Company replaced its credit facility that was entered into in 2016 with a new revolving credit facility (the “2018 credit facility”) with a group of banks that, as amended, has a maturity date of April 2024.  The 2018 credit facility has an aggregate maximum revolving credit amount of $3.5 billion and, at March 31, 2020, had a borrowing base of $2.1 billion with aggregate bank commitments of $2.0 billion. The Company may utilize the credit facility in the form of loans and letters of credit. The borrowing base is subject to redetermination at least twice a year, in April and October. On April 13, 2020, the banks participating in the 2018 credit facility redetermined the borrowing base to be $1.8 billion, which also changed the aggregate commitments to that amount. The 2018 credit facility is secured by substantially all of the assets owned by the Company and its subsidiaries. The permitted lien provisions in the senior note indentures currently limit liens securing indebtedness to the greater of $2.0 billion or 25% of adjusted consolidated net tangible assets.
Loans under the 2018 credit facility are subject to varying rates of interest based on whether the loan is a Eurodollar loan or an alternate base rate loan.  Eurodollar loans bear interest at the Eurodollar rate, which is adjusted LIBOR for such interest period plus the applicable margin (as those terms are defined in the 2018 credit facility documentation).  The applicable margin for Eurodollar loans under the 2018 credit facility ranges from 1.50% to 2.50% based on the Company’s utilization of the 2018 credit facility.  Alternate base rate loans bear interest at the alternate base rate plus the applicable margin.  The applicable margin for alternate base rate loans under the 2018 credit facility ranges from 0.50% to 1.50% based on the Company’s utilization of the 2018 credit facility.
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
2.Maximum total net leverage ratio of no greater than (i) with respect to each fiscal quarter ending during the period from June 30, 2018 through March 31, 2019, 4.50 to 1.00, (ii) with respect to each fiscal quarter ending during the period from June 30, 2019 through March 31, 2020, 4.25 to 1.00, and (iii) with respect to each fiscal quarter ending on or after June 30, 2020, 4.00 to 1.00.  Total net leverage ratio is defined as total debt less cash on hand (up to the lesser of 10% of credit limit or $150 million) divided by consolidated EBITDAX for the last four consecutive quarters.  EBITDAX, as defined in the credit agreement governing the Company’s 2018 credit facility, excludes the effects of interest expense, depreciation, depletion and amortization, income tax, any non-cash impacts from impairments, certain non-cash hedging activities, stock-based compensation expense, non-cash gains or losses on asset sales, unamortized issuance cost, unamortized debt discount and certain restructuring costs.
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
As of March 31, 2020, the Company was in compliance with all of the covenants contained in the credit agreement governing the 2018 credit facility. Beginning late in the first quarter of 2020, decreased transportation, manufacturing and general economic activity levels prompted by COVID-19 and related governmental and societal actions reduced the demand for oil-based products such as gasoline, jet fuel and other refined products, as well as NGLs. Reduced demand, along with geopolitical events such as the disagreements between the Organization of Petroleum Exporting Countries (“OPEC”) and Russia on production levels, have caused a significant decline in commodity pricing since the beginning of 2020. Additionally, space to store oil and condensate production is reaching or may reach capacity in some areas, which has prompted purchasers of oil and condensate to reduce future purchase levels and, in some cases, to claim force majeure for purchases already contracted. Consequently, during the second half of April 2020, the Company received notices from two companies asserting force majeure and curtailing approximately 3,200 gross barrels per day of condensate. To the extent that this decreased demand for the Company’s commodities continues or storage for its production is not available, Southwestern expects to reduce production from or completely shut in portions of its currently producing wells. If the current market conditions persist or deteriorate further, the Company would proactively continue to adjust its activities and plans. Absent any actions taken by Southwestern, and under these conditions or if they worsen, current modeling indicates that the Company would not be in compliance with its Net Leverage Ratio covenant under the 2018 credit facility in late 2020. Under such circumstances, Southwestern would seek waivers or a modification of the covenant package from the lenders in advance of any covenant non-compliance. Additionally, the Company has other mitigating options including but not limited to the monetization of derivative asset positions, the reduction or elimination of non-essential expenditures or the sale of non-core assets.
Each United States domestic subsidiary of the Company for which the Company owns 100% guarantees the 2018 credit facility.  Pursuant to requirements under the indentures governing its senior notes, each subsidiary that became a guarantor of the 2018 credit facility also became a guarantor of each of the Company’s senior notes.
As of March 31, 2020, the Company had $172 million in letters of credit and $149 million borrowings outstanding under the 2018 credit facility. As of April 28, 2020, the Company had been requested to post an additional $150 million in letters of credit related to firm transportation. The Company currently does not anticipate being required to supply a materially greater amount of letters of credit under its existing contracts.
Senior Notes
In January 2015, the Company completed a public offering of $1.0 billion aggregate principal amount of its 4.95% senior notes due 2025 (the “2025 Notes”).  The interest rate on the 2025 Notes is determined based upon the public bond ratings from Moody’s and S&P.  Downgrades on the 2025 Notes from either rating agency increase interest costs by 25 basis points per downgrade level and upgrades decrease interest costs by 25 basis points per upgrade level, up to the stated coupon rate, on the following semi-annual bond interest payment.  At March 31, 2020, the interest rate for the 2025 Notes was 6.20%, reflecting a net downgrade in the Company’s bond ratings since the initial offering. This rate has been in effect since January 2019. On April 7, 2020, S&P downgraded the Company’s bond rating to BB- which had the effect of increasing the interest rate on the 2025 Notes to 6.45%. The first coupon payment to the bondholders at the higher interest rate will be paid in January 2021. In the event of future downgrades, the coupons for this series of notes have been capped at 6.95%.
In the first quarter of 2020, the Company repurchased $3 million of its 4.10% Senior Notes due 2022, $28 million of its 4.95% Senior Notes due 2025, $18 million of its 7.50% Senior Notes due 2026 and $31 million of its 7.75% Senior Notes due 2027 for $52 million, and recognized a $28 million gain on the extinguishment of debt.
(11) COMMITMENTS AND CONTINGENCIES
Operating Commitments and Contingencies
As of March 31, 2020, the Company’s contractual obligations for demand and similar charges under firm transportation and gathering agreements to guarantee access capacity on natural gas and liquids pipelines and gathering systems totaled approximately $7.6 billion, $411 million of which related to access capacity on future pipeline and gathering infrastructure projects that still require the granting of regulatory approvals and additional construction efforts.  The Company also had guarantee obligations of up to $1.1 billion of that amount.  As of March 31, 2020, future payments under non-cancelable firm transportation and gathering agreements were as follows:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	5 to 8 Years	More than 8 Years
Infrastructure currently in service	$7,199	$753	$1,339	$1,098	$1,524	$2,485
Pending regulatory approval and/or construction (1)	411	1	17	23	74	296
Total transportation charges	$7,610	$754	$1,356	$1,121	$1,598	$2,781
(1)Based on estimated in-service dates as of March 31, 2020.
In December 2018, the Company closed the Fayetteville Shale sale and retained certain contractual commitments related to firm transportation, with the buyer obligated to pay the transportation provider directly for these charges. As of March 31,

2020, approximately $81 million of these contractual commitments remain of which the Company will reimburse the buyer for certain of these potential obligations up to approximately $45 million through December 2020 depending on the buyer’s actual use, and has recorded a $36 million liability for the estimated future payments, down from $46 million recorded at December 31, 2019.
In the first quarter of 2019, the Company agreed to purchase firm transportation with pipelines in the Appalachian Basin starting in 2021 and running through 2032 totaling $357 million in total contractual commitments, which is presented in the table above; the seller has agreed to reimburse $133 million of these commitments.
In February 2020, the Company was notified that the proposed Constitution pipeline project was cancelled and that the Company was released from a firm transportation agreement with its sponsor. Prior to its cancellation, the Company had contractual commitments totaling $512 million over the next 17 years related to the Constitution pipeline project.
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
Litigation
The Company is subject to various litigation, claims and proceedings, most of which have arisen in the ordinary course of business, such as for alleged breaches of contract, miscalculation of royalties, employment matters, traffic accidents, pollution, contamination, encroachment on others’ property or nuisance. The Company accrues for litigation, claims and proceedings when a liability is both probable and the amount can be reasonably estimated. As of March 31, 2020, the Company does not currently have any material amounts accrued related to litigation matters. For any matters not accrued for, it is not possible at this time to estimate the amount of any additional loss, or range of loss, that is reasonably possible, but, based on the nature of the claims, management believes that current litigation, claims and proceedings, individually or in aggregate and after taking into account insurance, are not likely to have a material adverse impact on the Company’s financial position, results of operations or cash flows, for the period in which the effect of that outcome becomes reasonably estimable. Many of these matters are in early stages, so the allegations and the damage theories have not been fully developed, and are all subject to inherent uncertainties; therefore, management’s view may change in the future.
St. Lucie County Fire District Firefighters’ Pension Trust

On October 17, 2016, the St. Lucie County Fire District Firefighters’ Pension Trust filed a putative class action in the 61st District Court in Harris County, Texas, against the Company, certain of its former officers and current and former directors and the underwriters on behalf of itself and others that purchased certain depositary shares from the Company’s January 2015 equity offering, alleging material misstatements and omissions in the registration statement for that offering. The Company removed the case to federal court, but after a decision by the United States Supreme Court in an unrelated case that these types of cases are not subject to removal, the federal court remanded the case to the Texas state court. The Texas trial court denied the Company’s motion to dismiss, and in February 2020, the court of appeals declined to exercise discretion to reverse the trial court’s decision. The Company filed a petition to review the trial court’s decision with the Texas Supreme Court, which remains pending. The Company carries insurance for the claims asserted against it and the officer and director defendants, and the carrier has accepted coverage. The Company denies all allegations and intends to continue to defend this case vigorously. The Company does not expect this case to have a material adverse effect on the results of operations, financial position or cash flows of the Company after taking insurance into account. Additionally, it is not possible at this time to estimate the amount of any additional loss, or range of loss, that is reasonably possible.
Indemnifications
The Company has provided certain indemnifications to various third parties, including in relation to asset and entity dispositions, securities offerings and other financings, and litigation, such as the St. Lucie County Fire District Firefighters’ Pension Trust case described above.  In the case of asset dispositions, these indemnifications typically relate to disputes, litigation or tax matters existing at the date of disposition. The Company likewise obtains indemnification for future matters when it sells assets, although there is no assurance the buyer will be capable of performing those obligations.  In the case of equity offerings, these indemnifications typically relate to claims asserted against underwriters in connection with an offering. No material liabilities have been recognized in connection with these indemnifications.

(12) INCOME TAXES
The Company’s effective tax rate was approximately (36)% for the three months ended March 31, 2020. The change in the effective tax rate for the three months ended March 31, 2020 related to the effects of recording a valuation allowance against the Company’s U.S. deferred tax assets. A valuation allowance for deferred tax assets, including net operating losses, is recognized when it is more likely than not that some or all of the benefit from the deferred tax assets will not be realized.  To assess that likelihood, the Company uses estimates and judgment regarding future taxable income, and considers the tax consequences in the jurisdiction where such taxable income is generated, to determine whether a valuation allowance is required.  Such evidence can include current financial position, results of operations, both actual and forecasted, the reversal of deferred tax liabilities and tax planning strategies as well as current and forecasted business economics of the oil and gas industry.
Due to significant pricing declines and the material write-down of the carrying value of the Company’s natural gas and oil properties in the three months ended March 31, 2020, the Company concluded that it was more likely than not that these deferred tax assets will not be realized and recorded a discrete tax expense in the period of $408 million for the increase in its valuation allowance. The net change in valuation allowance is reflected as a component of income tax expense. The Company also has retained a valuation allowance of $87 million related to net operating losses in jurisdictions in which it no longer operates. Management will continue to assess available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of deferred tax assets. The amount of the deferred tax asset considered realizable, however, could be adjusted based on changes in subjective estimates of future taxable income or if objective negative evidence is no longer present.
The Company’s effective tax rate was approximately (254)% for the three months ended March 31, 2019. The effective tax rate for the three months ended March 31, 2019 was primarily the effect of releasing the valuation allowances previously recorded against the Company’s deferred tax assets.  As of the first quarter of 2019, the Company had sustained and projected to sustain a three-year cumulative level of profitability. Based on this factor and other positive evidence available at the time, the Company concluded that it was more likely than not that the deferred tax assets would be realized and determined $522 million of the valuation allowance would be released during 2019, of which $426 million was released on a discrete basis in the first quarter of 2019.
(13) PENSION PLAN AND OTHER POSTRETIREMENT BENEFITS

The Company maintains defined pension and other postretirement benefit plans, which cover substantially all of the Company’s employees.  Net periodic pension costs include the following components for the three months ended March 31, 2020 and 2019:

	Consolidated Statements of Operations Classification of Net Periodic Benefit Cost	For the three months ended March 31,
(in millions)		2020	2019
Service cost	General and administrative expenses	$2	$2
Interest cost	Other Income (Loss), Net	1	1
Expected return on plan assets	Other Income (Loss), Net	(1)	(2)
Amortization of prior service cost	Other Income (Loss), Net	—	—
Amortization of net loss	Other Income (Loss), Net	—	1
Net periodic benefit cost		$2	$2
The Company’s other postretirement benefit plan had a net periodic benefit cost of $1 million and less than $1 million for the three months ended March 31, 2020 and 2019, respectively.
As of March 31, 2020, the Company has contributed $5 million to the pension and other postretirement benefit plans and expects to contribute an additional $7 million to its pension plan during the remainder of 2020.  The Company recognized liabilities of $27 million and $13 million related to its pension and other postretirement benefits, respectively, as of March 31, 2020, compared to liabilities of $30 million and $13 million as of December 31, 2019, respectively.
The Company maintains a non-qualified deferred compensation supplemental retirement savings plan (“Non-Qualified Plan”) for certain key employees who may elect to defer and contribute a portion of their compensation, as permitted by the Non-Qualified Plan.  Shares of the Company’s common stock purchased under the terms of the Non-Qualified Plan are included in treasury stock and totaled 3,632 shares and 5,115 shares at March 31, 2020 and December 31, 2019, respectively.

(14) LONG-TERM INCENTIVE COMPENSATION
The Company’s long-term incentive compensation plans consist of a combination of stock-based awards that derive their value directly or indirectly from the Company’s common stock price, and cash-based awards that are fixed in amount but subject to meeting annual performance thresholds. In March 2020, the Company issued its first long-term fixed cash-based awards. The resulting impact to general and administrative expenses as well as capitalized expenses was immaterial for the first quarter of 2020.
Stock-Based Compensation
The Company’s stock-based compensation is classified as either equity awards or liability awards in accordance with GAAP.  The fair value of an equity-classified award is determined at the grant date and is amortized to general and administrative expense on a straight-line basis over the vesting period of the award.  A portion of this general and administrative expense is capitalized into natural gas and oil properties, included in property and equipment. The fair value of a liability-classified award is determined on a quarterly basis beginning at the grant date until final vesting.  Changes in the fair value of liability-classified awards are recorded to general and administrative expense and capitalized expense over the vesting period of the award. Generally, stock options granted to employees and directors vest ratably over three years from the grant date and expire seven years from the date of grant. The Company issues shares of restricted stock, restricted stock units, or performance cash awards to employees and directors which generally vest over four years. Restricted stock, restricted stock units, performance cash awards and stock options granted to participants under the 2013 Incentive Plan, as amended and restated, immediately vest upon death, disability or retirement (subject to a minimum of three years of service). The Company issues performance unit awards to employees which historically have vested at or over three years.
In February 2020, the Company notified employees of a workforce reduction plan as a result of a strategic realignment of the Company’s organizational structure. This reduction was substantially complete by the end of the first quarter of 2020. Affected employees were offered a severance package which, if applicable, included the current value of unvested long-term incentive awards that were forfeited.
The Company recognized the following amounts in total employee stock-based compensation costs for the three months ended March 31, 2020 and 2019:

	For the three months ended March 31,
(in millions)	2020		2019
Stock-based compensation cost – expensed	$—	(1)	$7
Stock-based compensation cost – capitalized	—	(1)	4
(1)For the three months ended March 31, 2020, a decrease in the value of liability-based awards approximately offset the amounts expensed and capitalized for equity-based awards.
Equity-Classified Awards
The Company recognized the following amounts in employee equity-classified stock-based compensation costs for the three months ended March 31, 2020 and 2019:

	For the three months ended March 31,
(in millions)	2020	2019
Equity-classified awards – expensed	$1	$2
Equity-classified awards – capitalized	—	1
As of March 31, 2020, there was $4 million of total unrecognized compensation cost related to the Company’s unvested equity-classified stock option grants, equity-classified restricted stock grants and equity-classified performance units.  This cost is expected to be recognized over a weighted-average period of 0.9 years.

Equity-Classified Stock Options
The following table summarizes equity-classified stock option activity for the three months ended March 31, 2020 and provides information for options outstanding and options exercisable as of March 31, 2020:

	Number of Options	Weighted Average Exercise Price
	(in thousands)
Outstanding at December 31, 2019	4,635	$15.26
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(62)	$15.11
Outstanding at March 31, 2020	4,573	$15.27
Exercisable at March 31, 2020	4,478	$15.48
Equity-Classified Restricted Stock
The following table summarizes equity-classified restricted stock activity for the three months ended March 31, 2020 and provides information for unvested shares as of March 31, 2020:

	Number of Shares	Weighted Average Fair Value
	(in thousands)
Unvested shares at December 31, 2019	1,480	$7.00
Granted	12	$2.42
Vested	(522)	$7.75
Forfeited	(167)	$8.59
Unvested shares at March 31, 2020	803	$6.11
Equity-Classified Performance Units
The following table summarizes equity-classified performance unit activity for the three months ended March 31, 2020 and provides information for unvested units as of March 31, 2020.  The performance unit awards granted in 2018 include a market condition based exclusively on the Total Shareholder Return (“TSR”), with their fair value calculated by a Monte Carlo model.  The total fair value of the performance units is amortized to compensation expense on a straight line basis over the vesting period of the award.  The grant date fair value is calculated using the closing price of the Company’s common stock at the grant date.

	Number of Units (1)	Weighted Average Fair Value
	(in thousands)
Unvested units at December 31, 2019	178	$10.47
Granted	—	$—
Vested	(178)	$10.47
Forfeited	—	$—
Unvested units at March 31, 2020	—	$—
(1)The actual payout of shares may range from a minimum of zero shares to a maximum of two shares per unit contingent upon TSR.  The performance units have a three-year vesting term and the actual disbursement of shares, if any, is determined during the first quarter following the end of the three-year vesting period.
Liability-Classified Awards
The Company recognized the following amounts in employee liability-classified stock-based compensation costs for the three months ended March 31, 2020:

	For the three months ended March 31,
(in millions)	2020	2019
Liability-classified stock-based compensation cost – expensed	$(1)	$5
Liability-classified stock-based compensation cost – capitalized	—	3

Liability-Classified Restricted Stock Units
In the first quarter of each year beginning with 2018, the Company granted restricted stock units that vest over a period of four years and are payable in either cash or shares at the option of the Compensation Committee of the Company’s Board of Directors.  The Company has accounted for these as liability-classified awards, and accordingly changes in the market value of the instruments will be recorded to general and administrative expense and capitalized expense over the vesting period of the award.  As of March 31, 2020, there was $26 million of total unrecognized compensation cost related to liability-classified restricted stock units that is expected to be recognized over a weighted-average period of 3.0 years. The amount of unrecognized compensation cost for liability-classified awards will fluctuate over time as they are marked to market.

	Number of Units	Weighted Average Fair Value
	(in thousands)
Unvested units at December 31, 2019	12,992	$2.42
Granted	6,172	$1.41
Vested	(3,852)	$1.38
Forfeited	(1,464)	$1.67
Unvested units at March 31, 2020	13,848	$1.69
Liability-Classified Performance Units
In each year beginning with 2018, the Company granted performance units that vest at the end of, or over, a three-year period and are payable in either cash or shares at the option of the Compensation Committee of the Company’s Board of Directors.  The Company has accounted for these as liability-classified awards, and accordingly changes in the fair market value of the instruments will be recorded to general and administrative expense and capitalized expense over the vesting period of the awards.  The performance unit awards granted in 2018 include a performance condition based on cash flow per debt-adjusted share and two market conditions, one based on absolute TSR and the other on relative TSR as compared to a group of the Company’s peers. The performance unit awards granted in 2019 include performance conditions based on return on average capital employed and two market conditions, one based on absolute TSR and the other on relative TSR.  The performance units granted in 2020 include a performance condition based on return on average capital employed and a market condition based on relative TSR. The fair values of the market conditions are calculated by Monte Carlo models on a quarterly basis.  As of March 31, 2020, there was $15 million of total unrecognized compensation cost related to liability-classified performance units.  This cost is expected to be recognized over a weighted-average period of 2.6 years.  The amount of unrecognized compensation cost for liability-classified awards will fluctuate over time as they are marked to market. The final value of the performance unit awards is contingent upon the Company’s actual performance against these performance measures.

	Number of Units	Weighted Average Fair Value
	(in thousands)
Unvested units at December 31, 2019	5,142	$2.42
Granted	6,172	$1.41
Vested	—	$—
Forfeited	—	$—
Unvested units at March 31, 2020	11,314	$1.69
Cash-Based Compensation
Performance Cash Awards
In 2020, the Company granted performance cash awards that vest over a four-year period and are payable in cash on an annual basis. The value of each unit of the award equals one dollar. The Company recognizes the cost of these awards as general and administrative expense and capitalized expense over the vesting period of the awards. The performance cash awards granted in 2020 include a performance condition determined annually by the Company. In 2020, the performance measure is a targeted discretionary cash flow amount. If the Company, in its sole discretion, determines that the threshold was not met, the amount for that vesting period will not vest and will be cancelled. As of March 31, 2020, there was $19 million of total unrecognized compensation cost related to performance cash awards. This cost is expected to be recognized over a weighted average 3.9 years. The final value of the performance cash awards is contingent upon the Company’s actual performance against these performance measures.

	Number of Units	Weighted Average Fair Value
	(in thousands)
Unvested units at 12/31/2019	—	$—
Granted	20,044	$1.00
Vested	—	$—
Forfeited	(135)	$1.00
Unvested units at March 31, 2020	19,909	$1.00

(15) SEGMENT INFORMATION
The Company’s reportable business segments have been identified based on the differences in products or services provided.  Revenues for the E&P segment are derived from the production and sale of natural gas and liquids.  The Marketing segment generates revenue through the marketing of both Company and third-party produced natural gas and liquids volumes.
Summarized financial information for the Company’s reportable segments is shown in the following table.  The accounting policies of the segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of the 2019 Annual Report.  Management evaluates the performance of its segments based on operating income, defined as operating revenues less operating costs.  Income before income taxes, for the purpose of reconciling the operating income amount shown below to consolidated income before income taxes, is the sum of operating income, interest expense, gain (loss) on derivatives, gain on early extinguishment of debt and other income.  The “Other” column includes items not related to the Company’s reportable segments, including real estate and corporate items. Corporate general and administrative costs, depreciation expense and taxes, other than income taxes, are allocated to the segments.

	E&P		Marketing	Other		Total

Three months ended March 31, 2020	(in millions)
Revenues from external customers	$353		$239	$—		$592
Intersegment revenues	(9)		309	—		300
Depreciation, depletion and amortization expense	111		2	—		113
Impairments	1,479		—	—		1,479
Operating income (loss)	(1,486)	(1)	(4)	—		(1,490)
Interest expense (2)	19		—	—		19
Gain on derivatives	339		—	—		339
Gain on early extinguishment of debt	—		—	28		28
Other income, net	1		—	—		1
Provision for income taxes (2)	406		—	—		406
Assets	4,900	(3)	214	161	(4)	5,275
Capital investments (5)	237		—	—		237

Three months ended March 31, 2019
Revenues from external customers	$551		$439	$—		$990
Intersegment revenues	(9)		502	—		493
Depreciation, depletion and amortization expense	110		2	—		112
Operating income	210	(1)	3	—		213
Interest expense (2)	14		—	—		14
Loss on derivatives	(32)		—	—		(32)
Other income, net	1		—	—		1
Benefit from income taxes (2)	(426)		—	—		(426)
Assets	5,562	(3)	342	542	(4)	6,446
Capital investments (5)	325		—	—		325

(1)Operating income for the E&P segment includes $10 million and $3 million of restructuring charges for the three months ended March 31, 2020 and 2019, respectively.
(2)Interest expense and provision (benefit) for income taxes by segment is an allocation of corporate amounts as they are incurred at the corporate level.
(3)E&P assets includes office, technology, water infrastructure, drilling rigs and other ancillary equipment not directly related to natural gas and oil properties. For the three months ended March 31, 2019, this also includes deferred tax assets which are an allocation of corporate amounts as they are incurred at the corporate level.

(4)Other assets represent corporate assets not allocated to segments and assets for non-reportable segments.  At March 31, 2020 and 2019, other assets included approximately $5 million and $366 million, respectively, in cash and cash equivalents, $32 million and $68 million, respectively, in income taxes receivable, $23 million and $56 million, respectively, in property, plant and equipment, $10 million and $10 million, respectively, in unamortized debt expense, $9 million and $10 million, respectively, in prepayments, $5 million and $7 million, respectively, in a non-qualified retirement plan and $77 million and $25 million in right-of-use lease assets, respectively.
(5)Capital investments include increases of $8 million and $66 million for the three months ended March 31, 2020 and 2019, respectively, relating to the change in accrued expenditures between years.
(17) NEW ACCOUNTING PRONOUNCEMENTS
Recently Adopted
In August 2018, the FASB issued Accounting Standards Update No. 2018-13, Fair Value Measurement (ASC 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurements (“ASU 2018-13”), which modifies the disclosure requirements on fair value measurements. ASU 2018-13 became effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2019. As a result of adoption, this standard did not have a material impact on the Company’s consolidated financial statements.
In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“Update 2016-13”). Update 2016-13 replaced the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (“CECL”) model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including but not limited to trade receivables. For public business entities, the new standard became effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period.
From an evaluation of the Company’s existing credit portfolio, which includes trade receivables from commodity sales, joint interest billings due from partners and other receivables and cash equivalents, historical credit losses have been de minimis and are expected to remain so in the future assuming no substantial changes to the business or creditworthiness of our business partners. Update 2016-13 did not have a significant impact on the Company’s consolidated financial statements or related control environment upon adoption on January 1, 2020.
Issued but Not Yet Adopted
In August 2018, the FASB issued ASU 2018-14, Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU 2018-14”). This ASU amends, adds and removes certain disclosure requirements under FASB ASC Topic 715 – Compensation-Retirement Benefits. The guidance in ASU 2018-14 is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. This ASU will result in expanded disclosures within the Company’s interim and annual footnote disclosures, however, the adoption of ASU 2018-14 is not expected to have a material impact on the Company’s consolidated financial statements.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following updates information as to Southwestern Energy Company’s financial condition provided in our 2019 Annual Report and analyzes the changes in the results of operations between the three month periods ended March 31, 2020 and 2019.  For definitions of commonly used natural gas and oil terms used in this Quarterly Report, please refer to the “Glossary of Certain Industry Terms” provided in our 2019 Annual Report.
The following discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in forward-looking statements for many reasons, including the risks described in “Cautionary Statement About Forward-Looking Statements” in the forepart of this Quarterly Report, in Item 1A, “Risk Factors” in Part I and elsewhere in our 2019 Annual Report, and Item 1A, “Risk Factors” in Part II in this Quarterly Report and any other quarterly report on Form 10-Q filed during the fiscal year.  You should read the following discussion with our consolidated financial statements and the related notes included in this Quarterly Report.

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
E&P.  Our primary business is the exploration for and production of natural gas, oil and NGLs, with our ongoing operations focused on the development of unconventional natural gas reservoirs located in Pennsylvania and West Virginia.  Our operations in northeast Pennsylvania, which we refer to as “Northeast Appalachia,” are primarily focused on the unconventional natural gas reservoir known as the Marcellus Shale.  Our operations in West Virginia and southwest Pennsylvania, which we refer to as “Southwest Appalachia,” are focused on the Marcellus Shale, the Utica and the Upper Devonian unconventional natural gas and oil reservoirs.  Collectively, our properties in Pennsylvania and West Virginia are herein referred to as “Appalachia.” We also operate drilling rigs located in Pennsylvania and West Virginia, and we provide certain oilfield products and services, principally serving our E&P operations through vertical integration.
Marketing. Our marketing activities capture opportunities that arise through the marketing and transportation of natural gas, oil and NGLs primarily produced in our E&P operations.
Recent Financial and Operating Results
Significant first quarter 2020 operating and financial results include:
Total Company
•Net loss of $1,547 million, or ($2.86) per diluted share, decreased compared to net income of $594 million, or $1.10 per diluted share, for the same period in 2019. The decrease was primarily due to a $1,479 million non-cash full cost ceiling test impairment and a $408 million tax valuation allowance, which were only partially offset by a $371 million positive impact of derivatives, including a $103 million improvement in settled derivatives as compared to the same period in 2019.
•Operating loss of $1,490 million decreased compared to operating income of $213 million for the same period in 2019 on a consolidated basis primarily due to a $1,479 million non-cash full cost ceiling test impairment in the first quarter of 2020. Excluding the non-cash impairment, operating loss of $11 million decreased 105% compared to the same period in 2019 primarily due to lower margins associated with reduced commodity prices.
•Net cash provided by operating activities of $160 million decreased 64% from $442 million for the same period in 2019 primarily due to the decrease in operating income net of depreciation, depletion and amortization and impairments, and a reduction in net cash flow associated with working capital, partially offset by the improvement in settled derivatives discussed above.
•Total capital investing of $237 million decreased 27% from $325 million for the same period in 2019.
•We repurchased $80 million in aggregate principal amount of our outstanding senior notes at a discount and recognized a gain on the extinguishment of debt of $28 million.
E&P
•E&P segment operating loss of $1,486 million decreased from operating income of $210 million for the same period in 2019, primarily related to the non-cash impairment of $1,479 million in the first quarter of 2020.
•Total net production of 201 Bcfe, which was comprised of 78% natural gas and 22% oil and NGLs, increased 10% from 182 Bcfe in the same period in 2019, and our liquids production increased 17% over the same period primarily associated with our oil production.
•Excluding the effect of derivatives, our realized natural gas price of $1.53 per Mcf decreased 48%, our realized oil price of $36.72 per barrel decreased 19% and our realized NGL price of $8.16 per barrel decreased 44% as compared to the same period in 2019. Our total weighted average realized price excluding the effect of derivatives of $1.69 per Mcfe decreased 43% from the same period in 2019.
•E&P segment invested $237 million in capital; drilling 38 wells, completing 22 wells and placing 12 wells to sales.

Outlook
We expect to continue to exercise capital discipline in our 2020 capital investment program, and we remain committed to our focus on optimizing our portfolio by concentrating our efforts on our highest return investment opportunities, looking for ways to optimize our cost structure and maximize margins in each core area of our business and further developing our knowledge of our asset base.
Lower natural gas, oil and NGL prices present challenges to our industry and our Company, as do changes in laws, regulations and investor sentiment and other key factors described in “Risk Factors” in our 2019 Annual Report. During the first quarter of 2020, the economic impact of the COVID-19 pandemic and related governmental and societal measures (discussed below), along with the disagreements between OPEC and Russia on production levels, have caused oil prices to decrease 66% since the beginning of 2020. In the first quarter of 2020, gains on settled derivatives offset a large portion of the impact of the recent decline in prices, and as of April 28, 2020, we currently have derivative positions in place for 81% of our expected remaining 2020 production. There can be no assurance that we will be able to add derivative positions to cover the remainder of our expected production at favorable prices. See “Quantitative and Qualitative Disclosures About Market Risk” in Item 3 and Note 7 - Derivatives and Risk Management, in the consolidated financial statements included in this Quarterly Report for further details.
The Impact of COVID-19 on Our Business

During the first quarter of 2020, we did not experience any material impact to our ability to operate or market our production due to the direct or indirect impacts of the COVID-19 pandemic. In early March 2020, we instituted additional health measures at our facilities and banned nonessential travel. In mid-March, in advance of state and local governments restricting business operations and imposing “stay at home” directives in Pennsylvania, West Virginia and Texas (where our operations and offices are located) we notified employees that those whose work does not require a physical presence should work from home. Almost all employees working at our sites today are engaged in the physical drilling, completion and operation of wells, and we have instituted additional measures designed to prevent the possible spread of the virus, including social distancing and appropriate personal protective equipment (PPE). The Cybersecurity and Infrastructure Security Agency in the U.S. Department of Homeland Security classifies individuals engaged in and supporting exploration for and production of natural gas, oil and NGLs as “essential critical infrastructure workforce,” and to date, state and local governments have followed this guidance and exempted these activities from business closures. Should this situation change, our access to supplies or workers to drill, complete and operate wells could be materially and adversely affected.
Although prices for oil dropped substantially during March 2020, by early in the first quarter we had protected the price of 99% of our expected 2020 oil production through derivatives. During the first quarter, natural gas prices were not impacted as severely as oil prices, and as of March 31, 2020, we have protected the price of approximately 87% of expected remaining 2020 gas production through derivatives. However, as decreased transportation, manufacturing and general economic activity levels prompted by COVID-19 and related governmental and societal actions have reduced the demand for oil-based products such as gasoline, jet fuel and other refined products, as well as NGLs, space to store oil and condensate production is reaching or may reach capacity in some areas, which is prompting purchasers of oil and condensate to reduce future purchase levels and, in some cases, to claim force majeure for purchases already contracted. Further, although the reduced production of natural gas associated with oil wells has dampened the effect of lower natural gas demand, the demand for natural gas and liquefied natural gas to be exported has fallen. These situations may lead to production greater than storage capacity later in the year, depending on weather and other seasonal factors. In addition, commodity pricing challenges may cause our production costs to exceed the revenues associated with such production. To the extent that this decreased demand for our commodities continues and our margins are not at acceptable levels or storage for our production is not available, we may have to reduce production from or completely shut in portions of our currently producing wells. The inability to sell our production or the decision to potentially reduce or shut in our production could materially and adversely affect our operating results and our ability to comply with the financial covenants under our 2018 credit facility.
There is uncertainty around the extent and duration of the disruption. The degree to which the COVID-19 pandemic or any other public health crisis adversely impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, its impact on the economy and market conditions, and how quickly and to what extent normal economic and operating conditions can resume. Therefore, while we expect this matter will likely disrupt our operations, the degree of the adverse financial impact cannot be reasonably estimated at this time.

RESULTS OF OPERATIONS
The following discussion of our results of operations for our segments is presented before intersegment eliminations.  We evaluate our segments as if they were stand-alone operations and accordingly discuss their results prior to any intersegment eliminations.  Restructuring charges, interest expense, gain (loss) on derivatives, gain on early extinguishment of debt and income taxes are discussed on a consolidated basis.
E&P

	For the three months ended March 31,
(in millions)	2020	2019
Revenues	$344	$542
Operating costs and expenses (1)	1,830	332
Operating income (loss)	$(1,486)	$210

Gain on derivatives, settled (2)	$93	$(10)
(1)Includes $1,479 million related to non-cash full cost ceiling test impairment for the three months ended March 31, 2020.
(2)Represents the gain on settled commodity derivatives and is not included in operating income (loss).
Operating Income (Loss)
•Operating income (loss) for the E&P segment decreased $1,696 million for the three months ended March 31, 2020, compared to the same period in 2019, primarily due to a $1,479 million non-cash full cost ceiling test impairment. Excluding the impact of the impairment, operating income (loss) decreased $217 million compared to the same period in 2019 primarily due to lower margins associated with decreased commodity pricing.
Revenues
The following illustrates the effects on sales revenues associated with changes in commodity prices and production volumes:

	Three months ended March 31,
(in millions except percentages)	Natural Gas	Oil	NGLs	Total
2019 sales revenues (1)	$421	$39	$81	$541
Changes associated with prices	(221)	(12)	(39)	(272)
Changes associated with production volumes	39	25	8	72
2020 sales revenues (2)	$239	$52	$50	$341
Increase (decrease) from 2019	(43)%	33%	(38)%	(37)%
(1)Excludes $1 million in other operating revenues for the three months ended March 31, 2019 primarily related to third-party water sales.
(2)Excludes $3 million in other operating revenues for the three months ended March 31, 2020 primarily related to gains on purchaser imbalances associated with certain NGLs.

Production Volumes

	For the three months ended March 31,		Increase/(Decrease)
Production volumes:	2020	2019
Natural Gas (Bcf)
Northeast Appalachia	114	112	2%
Southwest Appalachia	42	31	35%
Total	156	143	9%

Oil (MBbls)
Southwest Appalachia	1,395	849	64%
Other	4	5	(20)%
Total	1,399	854	64%

NGL (MBbls)
Southwest Appalachia	6,127	5,602	9%
Other	1	1	—%
Total	6,128	5,603	9%

Production volumes by area: (Bcfe)
Northeast Appalachia	114	112	2%
Southwest Appalachia (1)	87	70	24%
Total	201	182	10%

Production percentage: (Bcfe)
Natural gas	78%	79%
Oil	4%	3%
NGL	18%	18%
(1)Approximately 87 Bcfe and 69 Bcfe for the three months ended March 31, 2020 and March 31, 2019, respectively, were produced from the Marcellus Shale formation.
•Production volumes for our E&P segment increased by 19 Bcfe for the three months ended March 31, 2020 compared to the same period in 2019, primarily due to a 24% increase in production volumes in Southwest Appalachia.
•Oil and NGL production increased 64% and 9%, respectively, for the three months ended March 31, 2020, compared to the same period in 2019.
Commodity Prices
The price we expect to receive for our production is a critical factor in determining the capital investments we make to develop our properties.  Commodity prices fluctuate due to a variety of factors we cannot control or predict, including increased supplies of natural gas, oil or NGLs due to greater exploration and development activities, weather conditions, political and economic events such as the response to the COVID-19 pandemic, and competition from other energy sources.  These factors impact supply and demand, which in turn determine the sales prices for our production.  In addition to these factors, the prices we realize for our production are affected by our hedging activities as well as locational differences in market prices, including basis differentials.  We will continue to evaluate the commodity price environments and adjust the pace of our activity in order to maintain appropriate liquidity and financial flexibility.

	For the three months ended March 31,		Increase/(Decrease)
	2020	2019
Natural Gas Price:
NYMEX Henry Hub Price ($/MMBtu) (1)	$1.95	$3.15	(38)%
Discount to NYMEX (2)	(0.42)	(0.20)	(110)%
Average realized gas price, excluding derivatives ($/Mcf)	$1.53	$2.95	(48)%
Gain (loss) on settled financial basis derivatives ($/Mcf)	0.10	(0.03)
Gain (loss) on settled commodity derivatives ($/Mcf)	0.31	(0.08)
Average realized gas price, including derivatives ($/Mcf)	$1.94	$2.84	(32)%

Oil Price:
WTI oil price ($/Bbl)	$46.17	$54.90	(16)%
Discount to WTI	(9.45)	(9.42)	—%
Average oil price, excluding derivatives ($/Bbl)	$36.72	$45.48	(19)%
Gain on settled derivatives ($/Bbl)	9.25	2.34
Average oil price, including derivatives ($/Bbl)	$45.97	$47.82	(4)%

NGL Price:
Average realized NGL price, excluding derivatives ($/Bbl)	$8.16	$14.45	(44)%
Gain on settled derivatives ($/Bbl)	2.62	0.60
Average realized NGL price, including derivatives ($/Bbl)	$10.78	$15.05	(28)%
Percentage of WTI, excluding derivatives	18%	26%

Total Weighted Average Realized Price:
Excluding derivatives ($/Mcfe)	$1.69	$2.98	(43)%
Including derivatives ($/Mcfe)	$2.16	$2.92	(26)%
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
We regularly enter into various derivatives and other financial arrangements with respect to a portion of our projected natural gas, oil and NGL production in order to ensure certain desired levels of cash flow and to minimize the impact of price fluctuations, including fluctuations in locational market differentials.  We refer you to Item 3, “Quantitative and Qualitative Disclosures About Market Risk” and Note 7 to the consolidated financial statements, included in this Quarterly Report.
The table below presents the amount of our future production in which the basis is protected as of March 31, 2020:

	Volume (Bcf)	Basis Differential
Basis Swaps – Natural Gas
2020	199	$(0.44)
2021	103	(0.03)
2022	88	(0.48)
Total	390

Physical NYMEX Sales Arrangements – Natural Gas
2020	178	$(0.28)
2021	94	(0.29)
Total	272

In addition to protecting basis, the table below presents the amount of our future production in which price is financially protected as of March 31, 2020:

	Remaining 2020	Full Year 2021	Full Year 2022
Natural gas (Bcf)	438	330	120
Oil (MBbls)	4,383	3,773	1,104
Ethane (MBbls)	6,952	3,017	—
Propane (MBbls)	4,324	2,460	—
Total financial protection on future production (Bcfe)	532	386	127
We refer you to Note 7 of the consolidated financial statements included in this Quarterly Report for additional details about our derivative instruments.
Operating Costs and Expenses

	For the three months ended March 31,		Increase/(Decrease)
(in millions except percentages)	2020	2019
Lease operating expenses	$194	$166	17%
General & administrative expenses	23	34	(32)%
Restructuring charges	10	3	233%
Taxes, other than income taxes	13	19	(32)%
Full cost pool amortization	106	103	3%
Non-full cost pool DD&A	5	7	(29)%
Impairments	1,479	—	100%
Total operating costs	$1,830	$332	451%

	For the three months ended March 31,				Increase/
Average unit costs per Mcfe:	2020		2019		(Decrease)
Lease operating expenses (1)	$0.96		$0.90		7%
General & administrative expenses	$0.11	(2)	$0.19	(3)	(42)%
Taxes, other than income taxes	$0.07		$0.10		(30)%
Full cost pool amortization	$0.53		$0.57		(7)%
(1)Includes post-production costs such as gathering, processing, fractionation and compression.
(2)Excludes a $10 million in restructuring charges for the three months ended March 31, 2020.
(3)Excludes $3 million of restructuring charges for the three months ended March 31, 2019.

Lease Operating Expenses
•Lease operating expenses per Mcfe increased $0.06 for the three months ended March 31, 2020, compared to the same period of 2019, due to a $0.04 per Mcfe increase related to a shift towards liquids production, which includes processing fees, and a $0.02 per Mcfe increase related to increased compression costs.
General and Administrative Expenses
•General and administrative expenses decreased $11 million for the three months ended March 31, 2020, compared to the same period of 2019, primarily due to decreased personnel costs and the implementation of cost reduction initiatives.
Taxes, Other than Income Taxes
•On a per Mcfe basis, taxes, other than income taxes, may vary from period to period due to changes in ad valorem and severance taxes that result from the mix of our production volumes and fluctuations in commodity prices.  Taxes, other than income taxes, per Mcfe decreased $0.03 for the three months ended March 31, 2020, compared to the same period of 2019, primarily due to lower effective severance tax rates in Southwest Appalachia.

Full Cost Pool Amortization
•Our full cost pool amortization rate decreased $0.04 per Mcfe for the three months ended March 31, 2020 as compared to the same period in 2019.  The average amortization rate decreased primarily as a result of the impact of capital investment and the further evaluation of our unproved properties during the past twelve months.
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
•Unevaluated costs excluded from amortization were $1.4 billion at March 31, 2020, compared to $1.5 billion at December 31, 2019.  The unevaluated costs excluded from amortization decreased as the impact of $15 million of unevaluated capital invested during the period was more than offset by the evaluation of previously unevaluated properties totaling $84 million.
Marketing

	For the three months ended March 31,		Increase/ (Decrease)
(in millions except percentages)	2020	2019
Marketing revenues	$548	$940	(42)%
Other operating revenues	—	1	(100)%
Marketing purchases	547	934	(41)%
Operating costs and expenses	5	5	—%
Gain on sale of operating assets	—	(1)	(100)%
Operating income (loss)	$(4)	$3	(233)%

Volumes marketed (Bcfe)	263	289	(9)%

Percent natural gas production marketed from affiliated E&P operations	87%	69%
Percent oil and NGL production marketed from affiliated E&P operations	77%	75%
Operating Income (Loss)
•Marketing operating income (loss) decreased $7 million for the three months ended March 31, 2020, compared to the same period in 2019, primarily due to a $5 million decrease in the marketing margin. In addition, marketing operating income for the first quarter of 2019 included a $1 million gain on the sale of operating assets and a $1 million gain on the sale of gas in storage.
•The margin generated from marketing activities was $1 million and $6 million for the three months ended March 31, 2020 and 2019, respectively. The decrease in marketing margin for the three months ended March 31, 2020, compared to the same period in 2019, reflects our efforts to optimize the cost of our transportation through the purchase and sale of third-party natural gas.
Marketing margins are driven primarily by volumes marketed and may fluctuate depending on the prices paid for commodities, related cost of transportation and the ultimate disposition of those commodities.  Increases and decreases in marketing revenues due to changes in commodity prices and volumes marketed are largely offset by corresponding changes in marketing purchase expenses. Efforts to optimize the cost of our transportation can result in greater expenses and therefore lower marketing margins.
Revenues
•For the three months ended March 31, 2020, revenues from our marketing activities decreased $392 million compared to the same period in 2019, primarily due to a 26 Bcfe decrease in the volumes marketed and a 36% decrease in the price received for volumes marketed.
Operating Costs and Expenses
•Marketing operating costs and expenses remained flat for the three months ended March 31, 2020, compared to the same period in 2019.

Consolidated
Restructuring Charges
In February 2020, employees were notified of a workforce reduction plan as a result of a strategic realignment of our organizational structure.  Affected employees were offered a severance package, which included a one-time cash payment depending on length of service and, if applicable, the current value of unvested long-term incentive awards that were forfeited.  We recognized restructuring expense of $10 million for the three months ended March 31, 2020 related to cash severance, including payroll taxes.
In the first quarter of 2019, we recognized $3 million in restructuring charges consisting of cash severance payments and office consolidation expenses related to the Fayetteville Shale sale, which closed in December 2018. We refer you to Note 2 to the consolidated financial statements included in this Quarterly Report for additional details about our restructuring charges.
Interest Expense

	For the three months ended March 31,		Increase/(Decrease)
(in millions except percentages)	2020	2019
Gross interest expense:
Senior notes	$37	$39	(5)%
Credit arrangements	3	3	—%
Amortization of debt costs	2	1	100%
Total gross interest expense	42	43	(2)%
Less: capitalization	(23)	(29)	(21)%
Net interest expense	$19	$14	36%
•Interest expense related to our senior notes decreased for the three months ended March 31, 2020, compared to the same period of 2019, as we repurchased $80 million and $114 million of our outstanding senior notes during 2020 and 2019, respectively.
•Capitalized interest decreased for the three months ended March 31, 2020, compared to the same period in 2019, due to the evaluation of natural gas and oil properties over the past twelve months.
•Capitalized interest decreased as a percentage of gross interest expense for the three months ended March 31, 2020, compared to the same period in 2019, primarily related to a larger percentage decrease in our unevaluated natural gas and oil properties balance as compared to the smaller percentage decrease in our gross interest expense over the same period.
Gain (Loss) on Derivatives

	For the three months ended March 31,
(in millions)	2020	2019
Gain (loss) on unsettled derivatives	$246	$(22)
Gain (loss) on settled derivatives	93	(10)
Gain (loss) on derivatives	$339	$(32)
We refer you to Note 7 to the consolidated financial statements included in this Quarterly Report for additional details about our gain (loss) on derivatives.
Gain/Loss on Early Extinguishment of Debt

For the three months ended March 31, 2020, we recorded a gain on early extinguishment of debt of $28 million as a result of our repurchase of $80 million in aggregate principal amount of our outstanding senior notes for $52 million. See Note 10 to the consolidated financial statements of this Quarterly Report for more information on our long-term debt.
Income Taxes

	For the three months ended March 31,
(in millions except percentages)	2020	2019
Income tax (benefit) expense	$406	$(426)
Effective tax rate	(36)%	(254)%

•As of the first quarter of 2019, we had sustained a three-year cumulative level of profitability. Based on this factor and other positive evidence including forecasted income as of March 31, 2019, we concluded that it was more likely than not that the deferred tax asset would be realized and determined that $426 million of the valuation allowance would be released as of March 31, 2019. However, due to commodity price declines during the first quarter of 2020 and the write-down of the carrying value of our natural gas and oil properties for the three months ended March 31, 2020, in addition to other negative evidence, we concluded that it was more likely than not that these deferred tax assets will not be realized and recorded a discrete tax expense in the period of $408 million for the increase in our valuation allowance. The net change in valuation allowance is reflected as a component of income tax expense. We also continue to retain a valuation allowance of $87 million related to net operating losses in jurisdictions in which we no longer operate.
New Accounting Standards Implemented in this Report
Refer to Note 16 to the consolidated financial statements of this Quarterly Report for a discussion of new accounting standards which have been implemented.
New Accounting Standards Not Yet Implemented in this Report
Refer to Note 16 to the consolidated financial statements of this Quarterly Report for a discussion of new accounting standards which have not yet been implemented.
LIQUIDITY AND CAPITAL RESOURCES
We depend primarily on funds generated from our operations, our 2018 credit facility, our cash and cash equivalents balance and capital markets as our primary sources of liquidity. On April 13, 2020, the banks participating in our 2018 credit facility redetermined our borrowing base to be $1.8 billion, which also changed our aggregate commitments to that amount. As of April 28, 2020, we had $1.3 billion of total available liquidity, which exceeds our currently modeled needs, and we remain committed to our strategy of capital discipline. We refer you to Note 10 to the consolidated financial statements included in this Quarterly Report and the section below under “Credit Arrangements and Financing Activities” for additional discussion of our 2018 credit facility and related covenant requirements.
Our cash flow from operating activities is highly dependent upon our ability to sell, and the sales prices that we receive for, our natural gas and liquids production.  Natural gas, oil and NGL prices are subject to wide fluctuations and are driven by market supply and demand, which is impacted by many factors. See “The Impact of COVID-19 on Our Business” in the Overview section of Item 2 in Part I for additional discussion about current and potential future market conditions. The sales price we receive for our production is also influenced by our commodity hedging activities.  Our derivative contracts allow us to ensure a certain level of cash flow to fund our operations. In the first quarter of 2020, gains on derivatives have offset a large portion of the impact of the recent decline in prices, and as of April 28, 2020, we currently have derivative positions in place for 81% of our expected remaining 2020 production, including 87% of our originally expected condensate production. There can be no assurance that we will be able to add derivative positions to cover the remainder of our expected production at favorable prices. See “Quantitative and Qualitative Disclosures about Market Risk” in Item 3 in Part I and Note 7 in the consolidated financial statements included in this Quarterly Report for further details.
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

Credit Arrangements and Financing Activities
In April 2018, we replaced our credit facility entered into in 2016 with a new revolving credit facility (the “2018 credit facility”) with a group of banks that, as amended, has a maturity date of April 2024.  The 2018 credit facility has an aggregate maximum revolving credit amount of $3.5 billion and, at March 31, 2020, had a borrowing base of $2.1 billion with aggregate bank commitments of $2.0 billion. The borrowing base is subject to redetermination at least twice a year, in April and October, and is subject to change based primarily on drilling results, commodity prices, our future derivative position, the level of capital investing and operating costs. On April 13, 2020, the banks participating in our 2018 credit facility redetermined the borrowing base to be $1.8 billion, which also changed our aggregate commitments to that amount. The 2018 credit facility is secured by substantially all of our assets, including most of our subsidiaries. The permitted lien provisions in the senior note indentures currently limit liens securing indebtedness to the greater of $2.0 billion or 25% of adjusted consolidated net tangible assets. We may utilize the 2018 credit facility in the form of loans and letters of credit. As of March 31, 2020, we had $149 borrowings outstanding on our 2018 credit facility and $172 million in outstanding letters of credit. As of April 28, 2020, we have been requested to post an additional $150 million in letters of credit related to firm transportation. We currently do not anticipate being required to supply a materially greater amount of letters of credit under our existing contracts.
As of March 31, 2020, we were in compliance with all of the covenants of our revolving credit facility in all material respects. Our ability to comply with financial covenants in future periods depends, among other things, on the success of our development program and upon factors beyond our control, such as the market demand and prices for natural gas and liquids. Beginning late in the first quarter of 2020, decreased transportation, manufacturing and general economic activity levels prompted by COVID-19 and related governmental and societal actions reduced the demand for oil-based products such as gasoline, jet fuel and other refined products, as well as NGLs. Reduced demand, along with geopolitical events such as the disagreements between OPEC and Russia on production levels, have caused a significant decline in commodity pricing since the beginning of 2020. Additionally, space to store oil and condensate production is reaching or may reach capacity in some areas, which has prompted purchasers of oil and condensate to reduce future purchase levels and, in some cases, to claim force majeure for purchases already contracted. Consequently, during the second half of April 2020, we received notices from two companies asserting force majeure and curtailing approximately 3,200 gross barrels per day of our condensate. We are adjusting our 2020 capital investing program to take into account these changed conditions. To the extent that this decreased demand for our commodities continues or storage for our production is not available, we expect to reduce production from or completely shut in portions of our currently producing wells. If the current market conditions persist or deteriorate further, we would proactively continue to adjust our activities and plans. Absent any actions taken by the Company, and under these conditions or if they worsen, current modeling indicates that we would not be in compliance with our Net Leverage Ratio covenant under our 2018 credit facility in late 2020. Under such circumstances, we would seek waivers or a modification of the covenant package from the lenders in advance of any covenant non-compliance. Additionally, we have other mitigating options including but not limited to the monetization of derivative asset positions, the reduction or elimination of non-essential expenditures or the sale of non-core assets. We refer you to Note 10 of the consolidated financial statements included in this Quarterly Report for additional discussion of the covenant requirements of our 2018 credit facility.
The credit status of the financial institutions participating in our revolving credit facility could adversely impact our ability to borrow funds under the revolving credit facility.  Although we believe all of the lenders under the facility have the ability to provide funds, we cannot predict whether each will be able to meet their obligation to us. We refer you to Note 10 to the consolidated financial statements included in this Quarterly Report for additional discussion of our revolving credit facility.
In the first quarter of 2020, we repurchased $3 million of our 4.10% Senior Notes due 2022, $28 million of our 4.95% Senior Notes due 2025, $18 million of our 7.50% Senior Notes due 2026 and $31 million of our 7.75% Senior Notes due 2027 for $52 million, and recognized a $28 million gain on the extinguishment of debt.
In the second half of 2019, we purchased $35 million of our 4.95% Senior Notes due 2025, $11 million of our 7.50% Senior Notes due 2026 and $16 million of our 7.75% Senior Notes due 2027, and recognized an $8 million gain on extinguishment of debt. Additionally, in December 2019, we retired the remaining $52 million outstanding principal amount of our 4.05% Senior Notes due 2020.
Because of the focused work on refinancing and repayment of our debt during the last three years, only $210 million of our senior notes outstanding as of March 31, 2020 is scheduled to become due prior to 2025.
At April 28, 2020, we had a long-term issuer credit rating of Ba2 by Moody’s (affirmed on April 2, 2020), a long-term debt rating of BB- by S&P and a long-term issuer default rating of BB by Fitch Ratings.  On April 7, 2020, S&P downgraded our bond rating to BB-, which has the effect of increasing the interest rate on the 2025 Notes to 6.45%. The first coupon payment to the bondholders at the higher interest rate will be January 2021. Any further upgrades or downgrades in our public debt ratings by Moody’s or S&P could decrease or increase our cost of funds, respectively.

Cash Flows

	For the three months ended March 31,
(in millions)	2020	2019
Net cash provided by operating activities	$160	$442
Net cash used in investing activities	(228)	(258)
Net cash provided by (used in) financing activities	68	(19)
Cash Flow from Operating Activities

	For the three months ended March 31,
(in millions)	2020	2019
Net cash provided by operating activities	$160	$442
Add back (subtract) changes in working capital	21	(136)
Net cash provided by operating activities, net of changes in working capital	$181	$306
•Net cash provided by operating activities decreased 64%, or $282 million, for the three months ended March 31, 2020, compared to the same period in 2019, due to a $272 million decrease resulting from lower commodity prices, a $157 million decrease in working capital, a $19 million increase in operating costs and a $5 million increase in net interest costs. These decreases were partially offset by a $103 million increase in our settled derivatives and a $72 million increase associated with increased production.
•Net cash generated from operating activities, net of changes in working capital, provided 76% of our cash requirements for capital investments for the three months ended March 31, 2020, compared to providing 94% of our cash requirements for capital investments for the same period in 2019. While we front-load our capital programs into the earlier quarters in the year, we remain committed to our capital discipline strategy.
Cash Flow from Investing Activities
•Total capital investing decreased $88 million for the three months ended March 31, 2020, compared to the same period in 2019, due to a $75 million decrease in direct E&P capital investing and a $13 million decrease in capitalized interest and internal costs, as compared to the same period in 2019.

	For the three months ended March 31,
(in millions)	2020	2019
Additions to properties and equipment	$228	$258
Adjustments for capital investments
Changes in capital accruals	8	66
Other (1)	1	1
Total capital investing	$237	$325
(1)Includes capitalized non-cash stock-based compensation and costs to retire assets, which are classified as cash used in operating activities.
Capital Investing

	For the three months ended March 31,		Increase/(Decrease)
(in millions except percentages)	2020	2019
E&P capital investing	$237	$325	(27)%
Other capital investing (1)	—	—	—%
Total capital investing	$237	$325	(27)%
(1)Other capital investing was immaterial for the three months ended March 31, 2020 and 2019.

	For the three months ended March 31,
(in millions)	2020	2019
E&P Capital Investments by Type:
Exploratory and development drilling, including workovers	$190	$251
Acquisitions of properties	6	7
Seismic expenditures	—	1
Water infrastructure project	1	15
Other	4	2
Capitalized interest and expenses	36	49
Total E&P capital investments	$237	$325

E&P Capital Investments by Area:
Northeast Appalachia	$86	$106
Southwest Appalachia	146	198
Other E&P (1)	5	21
Total E&P capital investments	$237	$325
(1)Includes $1 million and $15 million for the three months ended March 31, 2020 and 2019, respectively, related to our water infrastructure project.

	For the three months ended March 31,
	2020	2019
Gross Operated Well Count Summary:
Drilled	38	30
Completed	22	31
Wells to sales	12	19
Actual capital expenditure levels may vary significantly from period to period due to many factors, including drilling results, natural gas, oil and NGL prices, industry conditions, the prices and availability of goods and services, and the extent to which properties are acquired or non-strategic assets are sold.
Cash Flow from Financing Activities

(in millions except percentages)	March 31, 2020	December 31, 2019	Increase/(Decrease)
Debt (1)	$2,279	$2,242	$37
Equity	1,701	3,246	(1,545)
Total debt to capitalization ratio	57%	41%
(1)The increase in total debt as of March 31, 2020, as compared to December 31, 2019, primarily relates to the use of the 2018 credit facility to supplement our capital investing, which is front-loaded to the first half of the year, partially offset by the repurchase of certain of our outstanding senior notes at a discount during the first quarter of 2020.
In the first quarter of 2020, we repurchased $80 million in aggregate principal amount of our outstanding senior notes at a discount for $52 million, and recognized a $28 million gain on the extinguishment of debt.
We refer you to Note 10 of the consolidated financial statements included in this Quarterly Report for additional discussion of our outstanding debt and credit facilities.
Working Capital
•We had positive working capital of $58 million at March 31, 2020, a $227 million increase from December 31, 2019, as a $206 million positive change in the current mark-to-market value of our derivative position, a $60 million decrease in accounts payable and a $7 million decrease in taxes payable, as compared to December 31, 2019, were only partially offset by a $53 million decrease in accounts receivable, as compared to December 2019, related to lower commodity prices.
Off-Balance Sheet Arrangements
We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations.  As of March 31, 2020, our material off-balance sheet arrangements and transactions include operating service arrangements, $172 million in letters of credit outstanding against our 2018 credit facility and $115 million in outstanding surety bonds.  There are no other transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of our capital resources.  For more information regarding off-balance sheet arrangements, we refer you to “Contractual Obligations and Contingent Liabilities and Commitments” in our 2019 Annual Report.
Contractual Obligations and Contingent Liabilities and Commitments
We have various contractual obligations in the normal course of our operations and financing activities.  Other than the firm transportation and gathering agreements discussed below, there have been no material changes to our contractual obligations from those disclosed in our 2019 Annual Report.
Contingent Liabilities and Commitments
As of March 31, 2020, we had commitments for demand and similar charges under firm transportation and gathering agreements to guarantee access capacity on natural gas and liquids pipelines and gathering systems totaled approximately $7.6 billion, $411 million of which related to access capacity on future pipeline and gathering infrastructure projects that still require the granting of regulatory approvals and/or additional construction efforts.  This amount also included guarantee obligations of up to $1.1 billion.  As of March 31, 2020, future payments under non-cancelable firm transportation and gathering agreements are as follows:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	5 to 8 years	More than 8 Years
Infrastructure currently in service	$7,199	$753	$1,339	$1,098	$1,524	$2,485
Pending regulatory approval and/or construction (1)	411	1	17	23	74	296
Total transportation charges	$7,610	$754	$1,356	$1,121	$1,598	$2,781
(1)Based on the estimated in-service dates as of March 31, 2020.
Included in the transportation charges above are $81 million (due in less than one year) related to certain agreements that remain in the name of our marketing affiliate but are expected to be paid in full by Flywheel Energy Operating, LLC, the purchaser of the Fayetteville Shale assets. Of these amounts, we may be obligated to reimburse Flywheel Energy Operating, LLC for a portion of volumetric shortfalls during 2020 (up to $45 million) under these transportation agreements and have currently recorded a $36 million liability as of March 31, 2020, down from $46 million recorded at December 31, 2019.
In the first quarter of 2019, we agreed to purchase firm transportation with pipelines in the Appalachian Basin starting in 2021 and running through 2032 totaling $357 million in total contractual commitments of which the seller has agreed to reimburse $133 million of these commitments.
In February 2020, we were notified that the proposed Constitution pipeline project was cancelled and that we were released from a firm transportation agreement with its sponsor. Prior to its cancellation, we had contractual commitments totaling $512 million over the next 17 years related to the Constitution pipeline project.
Substantially all of our employees are covered by defined benefit and postretirement benefit plans.  For the three months ended March 31, 2020, we have contributed $5 million to the pension and postretirement benefit plans, and we expect to further contribute an additional $7 million to our pension plan during the remainder of 2020.  We recognized liabilities of $40 million and $43 million as of March 31, 2020 and December 31, 2019, respectively, as a result of the underfunded status of our pension and other postretirement benefit plans.  See Note 13 to the consolidated financial statements included in this Quarterly Report for additional discussion about our pension and other postretirement benefits.
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

For further information, we refer you to “Litigation” and “Environmental Risk” in Note 11 to the consolidated financial statements included in Item 1 of Part I of this Quarterly Report.
Supplemental Guarantor Financial Information
As discussed in Note 10, in April, 2018, the Company entered into the 2018 credit facility.  Pursuant to requirements under the indentures governing our senior notes, each 100% owned subsidiary that became a guarantor of the 2018 credit facility also became a guarantor of each of our senior notes (the “Guarantor Subsidiaries”). The Guarantor Subsidiaries also granted liens and security interests to support their guarantees under the 2018 credit facility but not of the senior notes.   These guarantees are full and unconditional and joint and several among the Guarantor Subsidiaries.  Certain of our operating units which are accounted for on a consolidated basis do not guarantee the 2018 credit facility and senior notes.
The Company and the Guarantor Subsidiaries jointly and severally, and fully and unconditionally, guarantee the payment of the principal and premium, if any, and interest on the senior notes when due, whether at stated maturity of the senior notes, by acceleration, by call for redemption or otherwise, together with interest on the overdue principal, if any, and interest on any overdue interest, to the extent lawful, and all other obligations of the Company to the holders of the senior notes.

SEC Regulation S-X Rule 13-01 requires the presentation of “Summarized Financial Information” to replace the “Condensed Consolidating Financial Information” required under Rule 3-10. Rule 13-01 allows the omission of Summarized Financial Information if assets, liabilities and results of operations of the Guarantors are not materially different than the corresponding amounts presented in the consolidated financial statements of the Company. The Parent and Guarantor Subsidiaries comprise the material operations of the Company. Therefore, the Company concluded that the presentation of the Summarized Financial Information is not required as the Summarized Financial Information of the Company’s Guarantors is not materially different from our consolidated financial statements.
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
Credit Risk
Our exposure to concentrations of credit risk consists primarily of trade receivables and derivative contracts associated with commodities trading.  Concentrations of credit risk with respect to receivables are limited due to the large number of our purchasers and their dispersion across geographic areas.  However, at March 31, 2020, one purchaser accounted for 12% of our revenues. A default on this account could have a material impact on the Company, but we do not believe that there is a material risk of a default. As of December 31, 2019, no single purchaser accounted for greater than 10% of revenues. We believe that the loss of any one customer would not have an adverse effect on our ability to sell our natural gas, oil and NGL production. See “Commodities Risk” below for discussion of credit risk associated with commodities trading.
Interest Rate Risk
As of March 31, 2020, we had approximately $2.1 billion of outstanding senior notes with a weighted average interest rate of 6.70%, and we had $149 million in borrowings under our revolving credit facility.  We currently have an interest rate swap in effect to mitigate a portion of our exposure to volatility in interest rates.  At March 31, 2020, we had a long-term issuer credit rating of Ba2 by Moody’s, a long-term debt rating of BB by S&P and a long-term issuer default rating of BB by Fitch Ratings.  On April 7, 2020, S&P downgraded our bond rating to BB-, which has the effect of increasing the interest rate on our 2025 Notes to 6.45%. The first coupon payment to the bondholders at the higher interest rate will be paid in January 2021. Any further upgrades or downgrades in our public debt ratings by Moody’s or S&P could decrease or increase our cost of funds, respectively.

	Expected Maturity Date
($ in millions)	2021	2022	2023	2024	2025	Thereafter	Total
Fixed rate payments (1)	$—	$210	$—	$—	$864	$1,074	$2,148
Weighted average interest rate	—%	4.10%	—%	—%	6.20%	7.61%	6.70%

Variable rate payments (1)	$—	$—	$—	$149	$—	$—	$149
Weighted average interest rate	—%	—%	—%	2.12%	—%	—%	2.12%
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
The primary market risks relating to our derivative contracts are the volatility in market prices and basis differentials for our production.  However, the market price risk is offset by the gain or loss recognized upon the related sale or purchase of the production that is financially protected.  Credit risk relates to the risk of loss as a result of non-performance by our counterparties.  The counterparties are primarily major banks and integrated energy companies that management believes present minimal credit risks.  The credit quality of each counterparty and the level of financial exposure we have to each counterparty are closely monitored to limit our credit risk exposure.  Additionally, we perform both quantitative and qualitative assessments of these counterparties based on their credit ratings and credit default swap rates where applicable.  We have not incurred any counterparty losses related to non-performance and do not anticipate any losses given the information we have currently.  However, we cannot be certain that we will not experience such losses in the future.  The fair value of our derivative assets and liabilities includes a non-performance risk factor. We refer you to Note 7 and Note 9 of the consolidated financial statements included in this Quarterly Report for additional details about our derivative instruments and their fair value.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act.  Our disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, accumulate and communicate information to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and submission within the time periods specified in the SEC’s rules and forms.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those determined to be effective can provide only a level of reasonable assurance with respect to financial statement preparation and presentation.  Based on the evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2020 at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Refer to “Litigation” and “Environmental Risk” in Note 11 to the consolidated financial statements included in Item 1 of Part I of this Quarterly Report for a discussion of the Company’s legal proceedings.

ITEM 1A. RISK FACTORS
There were no additions or material changes to our risk factors as disclosed in Item 1A of Part I in the Company’s 2019 Annual Report, except as set forth below.
The widespread outbreak of an illness, pandemic (such as COVID-19) or any other public health crisis may have material adverse effects on our financial position, results of operations or cash flows.

In December 2019, COVID-19 was reported to have surfaced in China. The spread of this virus has caused business disruptions beginning in January 2020, including disruptions in the oil and natural gas industry. In March 2020, the World Health Organization declared the outbreak of COVID-19 to be a pandemic, and the U.S. economy began to experience pronounced effects. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, reduced global demand for oil and gas, and created significant volatility and disruption of financial and commodity markets. The extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, is uncertain and depends on various factors, including the demand for natural gas, oil, NGLs and other products derived from these commodities, the availability of personnel, equipment and services critical to our ability to operate our properties and the impact of potential governmental restrictions on travel, transports and operations. There is uncertainty around the extent and duration of the disruption. The degree to which the COVID-19 pandemic or any other public health crisis adversely impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, its impact on the economy and market conditions, and how quickly and to what extent normal economic and operating conditions can resume. Therefore, while the Company expects this matter will likely disrupt its operations, the degree of the adverse financial impact cannot be reasonably estimated at this time.
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
ITEM 5. OTHER INFORMATION
On April 28, 2020, the Board of Directors of the Company amended the Company’s bylaws (as so amended, the “Amended and Restated Bylaws”) to provide that litigation against the Company or its officers, directors, employees or agents under the federal Securities Act of 1933, as amended, must be brought in federal courts and modified existing provisions requiring various actions arising under Delaware law to be brought in Delaware courts. This description is qualified in its entirely by Section 7.5 of the Company’s Amended and Restated Bylaws, which are filed with this Quarterly Report as Exhibit 3.2.

ITEM 6. EXHIBITS

(3.1)	Amended and Restated Certificate of Incorporation of Southwestern Energy Company. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed May 24, 2010)
(3.2)*	Amended and Restated Bylaws of Southwestern Energy Company, as amended on April 28, 2020
(31.1)*	Certification of CEO filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.2)*	Certification of CFO filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32.1)*	Certification of CEO furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(32.2)*	Certification of CFO furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(95.1)*	Mine Safety Disclosure
(101.INS)	Inline Interactive Data File Instance Document
(101.SCH)	Inline Interactive Data File Schema Document
(101.CAL)	Inline Interactive Data File Calculation Linkbase Document
(101.LAB)	Inline Interactive Data File Label Linkbase Document
(101.PRE)	Inline Interactive Data File Presentation Linkbase Document
(101.DEF)	Inline Interactive Data File Definition Linkbase Document
(104.1)	Cover Page Interactive Data File – the cover page from this Quarterly Report on Form 10-Q, formatted in inline XBRL (included within the Exhibit 101 attachments)
*Filed herewith
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHWESTERN ENERGY COMPANY
Registrant

Dated:	April 30, 2020	/s/ JULIAN M. BOTT
Julian M. Bott Executive Vice President and Chief Financial Officer
໿