Form 10-Q
period 2020-09-30
SOUTHWESTERN ENERGY CO
filed 2020-10-29
CIK 7332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the quarterly period ended September 30, 2020
Or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of October 27, 2020
Common Stock, Par Value $0.01	605,559,524

SOUTHWESTERN ENERGY COMPANY
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

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
•our ability to realize the expected benefits from acquisitions, including the Merger (as defined below);
•the consummation of or failure to consummate the Merger and the timing thereof;
•costs in connection with the Merger;
•integration of operations and results subsequent to the Merger;
•our ability to refinance the Montage Notes (as defined below) and the borrowings under Montage’s senior secured revolving credit facility;
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
(in millions, except share/per share amounts)	2020	2019	2020	2019
Operating Revenues:
Gas sales	$199	$238	$611	$943
Oil sales	40	67	111	153
NGL sales	68	52	158	191
Marketing	219	279	645	1,004
Other	1	—	4	2
	527	636	1,529	2,293
Operating Costs and Expenses:
Marketing purchases	226	288	675	1,022
Operating expenses	202	189	577	523
General and administrative expenses	31	42	89	119
Montage acquisition-related expenses	3	—	3	—
Restructuring charges	—	4	12	9
Loss on sale of operating assets	—	—	—	3
Depreciation, depletion and amortization	70	125	267	352
Impairments	361	2	2,495	8
Taxes, other than income taxes	15	15	38	51
	908	665	4,156	2,087
Operating Income (Loss)	(381)	(29)	(2,627)	206
Interest Expense:
Interest on debt	43	42	123	125
Other interest charges	2	2	7	5
Interest capitalized	(23)	(27)	(67)	(84)
	22	17	63	46

Gain (Loss) on Derivatives	(192)	100	38	220
Gain on Early Extinguishment of Debt	—	7	35	7
Other Income (Loss), Net	2	(2)	3	(7)

Income (Loss) Before Income Taxes	(593)	59	(2,614)	380
Provision (Benefit) for Income Taxes:
Current	—	(1)	(2)	(1)
Deferred	—	11	408	(400)
	—	10	406	(401)
Net Income (Loss)	$(593)	$49	$(3,020)	$781

Earnings (Loss) Per Common Share:
Basic	$(1.04)	$0.09	$(5.48)	$1.45
Diluted	$(1.04)	$0.09	$(5.48)	$1.44

Weighted Average Common Shares Outstanding:
Basic	571,872,413	539,221,101	551,162,559	539,315,170
Diluted	571,872,413	540,038,187	551,162,559	540,442,649

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2020	2019	2020	2019
Net income (loss)	$(593)	$49	$(3,020)	$781

Change in value of pension and other postretirement liabilities:
Amortization of prior service cost and net loss included in net periodic pension cost (1)	1	1	1	5

Comprehensive income (loss)	$(592)	$50	$(3,019)	$786

(1)Tax benefits for the three months ended September 30, 2020 were immaterial. Net of less than $1 million in tax benefits for the nine months ended September 30, 2020 and the three months ended September 30, 2019 and $2 million in tax benefits for the nine months ended September 30, 2019. In 2019, primarily related to settlement of pension assets.

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2020	December 31, 2019

ASSETS	(in millions)
Current assets:
Cash and cash equivalents	$95	$5
Accounts receivable, net	239	345
Derivative assets	238	278
Other current assets	41	51
Total current assets	613	679
Natural gas and oil properties, using the full cost method, including $1,379 million as of September 30, 2020 and $1,506 million as of December 31, 2019 excluded from amortization	25,969	25,250
Other	500	520
Less: Accumulated depreciation, depletion and amortization	(23,247)	(20,503)
Total property and equipment, net	3,222	5,267
Operating lease assets	145	159
Deferred tax assets	—	407
Other long-term assets	177	205
Total long-term assets	322	771
TOTAL ASSETS	$4,157	$6,717
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$416	$525
Taxes payable	47	59
Interest payable	56	51
Derivative liabilities	287	125
Current operating lease liabilities	33	34
Other current liabilities	30	54
Total current liabilities	869	848
Long-term debt	2,450	2,242
Long-term operating lease liabilities	107	119
Long-term derivative liabilities	188	111
Pension and other postretirement liabilities	35	43
Other long-term liabilities	124	108
Total long-term liabilities	2,904	2,623
Commitments and contingencies (Note 12)
Equity:
Common stock, $0.01 par value; 1,250,000,000 shares authorized; issued 649,899,653 shares as of September 30, 2020 and 585,555,923 shares as of December 31, 2019	7	6
Additional paid-in capital	4,882	4,726
Accumulated deficit	(4,271)	(1,251)
Accumulated other comprehensive loss	(32)	(33)
Common stock in treasury, 44,353,224 shares as of September 30, 2020 and December 31, 2019	(202)	(202)
Total equity	384	3,246
TOTAL LIABILITIES AND EQUITY	$4,157	$6,717

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
(in millions)	2020	2019
Cash Flows From Operating Activities:
Net income (loss)	$(3,020)	$781
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	267	352
Amortization of debt issuance costs	6	5
Impairments	2,495	8
Deferred income taxes	408	(400)
(Gain) loss on derivatives, unsettled	272	(108)
Stock-based compensation	2	6
Gain on early extinguishment of debt	(35)	(7)
Loss on sale of assets	—	3
Other	3	11
Change in assets and liabilities:
Accounts receivable	106	257
Accounts payable	(129)	(124)
Taxes payable	(12)	(3)
Interest payable	3	2
Inventories	3	(2)
Other assets and liabilities	38	(42)
Net cash provided by operating activities	407	739

Cash Flows From Investing Activities:
Capital investments	(700)	(877)
Proceeds from sale of property and equipment	2	42
Net cash used in investing activities	(698)	(835)

Cash Flows From Financing Activities:
Payments on long-term debt	(72)	(43)
Payments on revolving credit facility	(1,449)	—
Borrowings under revolving credit facility	1,415	—
Change in bank drafts outstanding	(9)	(11)
Proceeds from issuance of long-term debt	350	—
Debt issuance costs	(5)	—
Purchase of treasury stock	—	(21)
Proceeds from issuance of common stock, net	152	—
Cash paid for tax withholding	(1)	(1)
Net cash provided by (used in) financing activities	381	(76)

Increase (decrease) in cash and cash equivalents	90	(172)
Cash and cash equivalents at beginning of year	5	201
Cash and cash equivalents at end of period	$95	$29

The accompanying notes are an integral part of these consolidated financial statements.໿

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury		Total
	Shares Issued	Amount				Shares	Amount

	(in millions, except share amounts)
Balance at December 31, 2019	585,555,923	$6	$4,726	$(1,251)	$(33)	44,353,224	$(202)	$3,246
Comprehensive loss:
Net loss	—	—	—	(1,547)	—	—	—	(1,547)
Other comprehensive income	—	—	—	—	—	—	—	—
Total comprehensive loss	—	—	—	—	—	—	—	(1,547)
Stock-based compensation	—	—	1	—	—	—	—	1
Issuance of restricted stock	12,397	—	—	—	—	—	—	—
Cancellation of restricted stock	(167,130)	—	—	—	—	—	—	—
Restricted units granted	1,005,976	—	1	—	—	—	—	1
Tax withholding – stock compensation	(383,731)	—	—	—	—	—	—	—
Balance at March 31, 2020	586,023,435	$6	$4,728	$(2,798)	$(33)	44,353,224	$(202)	$1,701
Comprehensive loss:
Net loss	—	—	—	(880)	—	—	—	(880)
Other comprehensive income	—	—	—	—	—	—	—	—
Total comprehensive loss	—	—	—	—	—	—	—	(880)
Stock-based compensation	—	—	1	—	—	—	—	1
Issuance of restricted stock	222,489	—	—	—	—	—	—	—
Cancellation of restricted stock	(1,079,515)	—	—	—	—	—	—	—
Restricted units granted	1,649,294	—	2	—	—	—	—	2
Tax withholding – stock compensation	(222,163)	—	(1)	—	—	—	—	(1)
Balance at June 30, 2020	586,593,540	$6	$4,730	$(3,678)	$(33)	44,353,224	$(202)	$823
Comprehensive loss:
Net loss	—	—	—	(593)	—	—	—	(593)
Other comprehensive income	—	—	—	—	1	—	—	1
Total comprehensive loss	—	—	—	—	—	—	—	(592)
Stock-based compensation	—	—	1	—	—	—	—	1
Issuance of common stock	63,250,000	1	151	—	—	—	—	152
Issuance of restricted stock	63,344	—	—	—	—	—	—	—
Cancellation of restricted stock	(5,196)	—	—	—	—	—	—	—
Treasury stock	—	—	—	—	—	—	—	—
Tax withholding – stock compensation	(2,035)	—	—	—	—	—	—	—
Balance at Balance at September 31, 2020	649,899,653	$7	$4,882	$(4,271)	$(32)	44,353,224	$(202)	$384

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury		Total
	Shares Issued	Amount				Shares	Amount

	(in millions, except share amounts)
Balance at December 31, 2018	585,407,107	$6	$4,715	$(2,142)	$(36)	39,092,537	$(181)	$2,362
Comprehensive income:
Net income	—	—	—	594	—	—	—	594
Other comprehensive income	—	—	—	—	—	—	—	—
Total comprehensive income	—	—	—	—	—	—	—	594
Stock-based compensation	—	—	3	—	—	—	—	3
Issuance of restricted stock	8,798	—	—	—	—	—	—	—
Cancellation of restricted stock	(128,324)	—	—	—	—	—	—	—
Treasury stock	—	—	—	—	—	5,260,687	(21)	(21)
Performance units vested	535,802	—	—	—	—	—	—	—
Tax withholding – stock compensation	(274,657)	—	(1)	—	—	—	—	(1)
Balance at March 31, 2019	585,548,726	$6	$4,717	$(1,548)	$(36)	44,353,224	$(202)	$2,937
Comprehensive income:
Net income	—	—	—	138	—	—	—	138
Other comprehensive income	—	—	—	—	4	—	—	4
Total comprehensive income	—	—	—	—	—	—	—	142
Stock-based compensation	—	—	3	—	—	—	—	3
Issuance of restricted stock	6,424	—	—	—	—	—	—	—
Cancellation of restricted stock	(72,555)	—	—	—	—	—	—	—
Tax withholding – stock compensation	(4,250)	—	—	—	—	—	—	—
Balance at June 30, 2019	585,478,345	$6	$4,720	$(1,410)	$(32)	44,353,224	$(202)	$3,082
Comprehensive income:
Net income	—	—	—	49	—	—	—	49
Other comprehensive income	—	—	—	—	1	—	—	1
Total comprehensive income	—	—	—	—	—	—	—	50
Stock-based compensation	—	—	3	—	—	—	—	3
Issuance of restricted stock	205,883	—	—	—	—	—	—	—
Cancellation of restricted stock	(33,851)	—	—	—	—	—	—	—
Tax withholding – stock compensation	(12,957)	—	—	—	—	—	—	—
Balance at Balance at September 30, 2019	585,637,420	$6	$4,723	$(1,361)	$(31)	44,353,224	$(202)	$3,135
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

(2) ACQUISITION
On August 12, 2020, Southwestern and Montage Resources Corporation (“Montage”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Montage will merge with and into Southwestern, with Southwestern continuing as the surviving company (the “Merger”). The Company will acquire at the effective time of the Merger (the “Effective Time”) all of the outstanding shares of common stock of Montage in exchange for 1.8656 shares of common stock of the Company per share of Montage common stock. No fractional Southwestern common shares will be issued in the Merger, and holders of Montage common shares will, instead, receive cash in lieu of fractional Southwestern common shares, if any. This exchange ratio is fixed and will not be adjusted for changes in the Company’s stock price. Following the closing of the Merger, Southwestern’s existing shareholders and Montage’s existing shareholders will own approximately 90% and 10%, respectively, of the outstanding shares of the combined company. The transaction is expected to close in the fourth quarter of 2020, subject to customary closing conditions, including the approval of the Montage shareholders.

The Merger Agreement provides that, upon consummation of the Merger, the directors and officers of Southwestern immediately prior to the Effective Time shall, from and after the Effective Time, be the directors and officers of the combined company. Southwestern will continue to be headquartered in Spring, Texas.

In August 2020, the Company completed an underwritten public offering of 63,250,000 shares of common stock with an offering price to the public of $2.50 per share, with net proceeds from the offering totaling $152 million after deducting underwriting discounts and offering expenses. Also in August 2020, the Company completed an underwritten public offering of

$350 million aggregate principal amount of 8.375% senior notes due 2028 (the “2028 Notes”). The net proceeds from the offering, after deducting the underwriting discount and estimated offering expenses, were approximately $345 million. The Company intends to use the net proceeds from the debt offering, together with the net proceeds received from the common stock offering and borrowings under its revolving credit facility, to fund a redemption of $510 million aggregate principal amount of Montage’s outstanding 8.875% Senior Notes due 2023 (the “Montage Notes”) and related accrued interest in connection with the closing of the Merger. Pending the consummation of the Merger, a portion of these net proceeds has temporarily been used to repay revolving credit facility borrowings until the anticipated redemption of the Montage Notes. The 2028 Notes are subject to special mandatory redemption at par plus accrued and unpaid interest if the Merger does not close on or prior to February 12, 2021 or the Company determines in its sole discretion that the consummation of the Merger cannot or is not reasonably likely to be satisfied by February 12, 2021.

The Company has recorded approximately $3 million in transaction related expenses for the three and nine months ended September 30, 2020.
(3) RESTRUCTURING CHARGES

On February 4, 2020, the Company notified employees of a workforce reduction plan as a result of a strategic realignment of the Company’s organizational structure. This reduction was substantially complete by the end of the first quarter of 2020. Affected employees were offered a severance package, which included a one-time payment depending on length of service and, if applicable, the current value of unvested long-term incentive awards that were forfeited. These costs were recognized as restructuring charges for the nine months ended September 30, 2020, and were substantially complete by the end of the first quarter of 2020.
In December 2018, the Company closed on the sale of the equity in certain of its subsidiaries that owned and operated its Fayetteville Shale E&P and related midstream gathering assets in Arkansas. As part of this transaction, most employees associated with those assets became employees of the buyer although the employment of some was terminated. All affected employees were offered a severance package, which included a one-time cash payment depending on length of service and, if applicable, the current value of a portion of equity awards that were forfeited. As of September 30, 2019, the Company had substantially completed the Fayetteville Shale sale-related employment terminations.
As a result of the Fayetteville Shale sale, the Company relocated certain employees and infrastructure to other locations and began the process of consolidating and reorganizing its office space. These charges related to office consolidation and reorganization have been recognized as restructuring charges.
In July 2019, the Company terminated its existing lease agreement in its headquarters office building and entered into a new 10-year lease agreement for a smaller portion of the building. Approximately $3 million and $5 million of the fees associated with the Company’s headquarters office consolidation and other office consolidation are reflected as restructuring charges for the three and nine months ended September 30, 2019, respectively. The Company also recognized additional severance costs in the third quarter of 2019 related to continued organizational restructuring.
The following table presents a summary of the restructuring charges included in Operating Income (Loss) for the three and nine months ended September 30, 2020 and 2019:

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2020	2019	2020	2019
Severance (including payroll taxes)	$—	$1	$12	$4
Office consolidation	—	3	—	5
Total restructuring charges (1)	$—	$4	$12	$9
(1)Total restructuring charges were $12 million for the Company’s E&P segment for the nine months ended September 30, 2020, and $4 million and $9 million for the three and nine months ended September 30, 2019, respectively.
The following table presents a reconciliation of the liability associated with the Company’s restructuring activities at September 30, 2020, which is reflected in accounts payable on the consolidated balance sheet:

(in millions)
Liability at December 31, 2019	$2
Additions	12
Distributions	(14)
Liability at September 30, 2020	$—

(4) REVENUE RECOGNITION
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
Disaggregation of Revenues
The Company presents a disaggregation of E&P revenues by product on the consolidated statements of operations net of intersegment revenues.  The following table reconciles operating revenues as presented on the consolidated statements of operations to the operating revenues by segment:

(in millions)	E&P	Marketing	Intersegment Revenues	Total
Three months ended September 30, 2020
Gas sales	$190	$—	$9	$199
Oil sales	39	—	1	40
NGL sales	68	—	—	68
Marketing	—	495	(276)	219
Other	1	—	—	1
Total	$298	$495	$(266)	$527

Three months ended September 30, 2019
Gas sales	$230	$—	$8	$238
Oil sales	66	—	1	67
NGL sales	52	—	—	52
Marketing	—	592	(313)	279
Total	$348	$592	$(304)	$636

(in millions)	E&P	Marketing	Intersegment Revenues	Total
Nine months ended September 30, 2020
Gas sales	$584	$—	$27	$611
Oil sales	107	—	4	111
NGL sales	158	—	—	158
Marketing	—	1,432	(787)	645
Other (1)	4	—	—	4
Total	$853	$1,432	$(756)	$1,529

Nine months ended September 30, 2019
Gas sales	$918	$—	$25	$943
Oil sales	151	—	2	153
NGL sales	191	—	—	191
Marketing	—	2,158	(1,154)	1,004
Other (2)	1	1	—	2
Total	$1,261	$2,159	$(1,127)	$2,293
(1)For the nine months ended September 30, 2020, other E&P revenues consists primarily of gains on purchaser imbalances associated with certain NGLs.
(2)For the nine months ended September 30, 2019, other E&P revenues consists primarily of water sales to third-party operators, and other Marketing revenues consists primarily of sales of gas from storage.
Associated E&P revenues are also disaggregated for analysis on a geographic basis by the core areas in which the Company operates, which are in Pennsylvania and West Virginia.

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2020	2019	2020	2019
Northeast Appalachia	$131	$175	$443	$740
Southwest Appalachia	166	173	409	519
Other	1	—	1	2
Total	$298	$348	$853	$1,261
Receivables from Contracts with Customers
The following table reconciles the Company’s receivables from contracts with customers to consolidated accounts receivable as presented on the consolidated balance sheet:

(in millions)	September 30, 2020	December 31, 2019
Receivables from contracts with customers	$218	$284
Other accounts receivable	21	61
Total accounts receivable	$239	$345
Amounts recognized against the Company’s allowance for doubtful accounts related to receivables arising from contracts with customers were immaterial for the three and nine months ended September 30, 2020 and 2019.  The Company has no contract assets or contract liabilities associated with its revenues from contracts with customers.
(5) CASH AND CASH EQUIVALENTS
The following table presents a summary of cash and cash equivalents as of September 30, 2020 and December 31, 2019:

(in millions)	September 30, 2020	December 31, 2019
Cash	$93	$5
Marketable securities (1)	2	—
Total	$95	$5
(1)Consists of government stable value money market funds.

(6) NATURAL GAS AND OIL PROPERTIES
The Company utilizes the full cost method of accounting for costs related to the exploration, development and acquisition of natural gas and oil properties.  Under this method, all such costs (productive and nonproductive), including salaries, benefits and other internal costs directly attributable to these activities, are capitalized on a country-by-country basis and amortized over the estimated lives of the properties using the units-of-production method.  These capitalized costs are subject to a ceiling test that limits such pooled costs, net of applicable deferred taxes, to the aggregate of the present value of future net revenues attributable to proved natural gas, oil and NGL reserves discounted at 10% (standardized measure).  Any costs in excess of the ceiling are written off as a non-cash expense.  The expense may not be reversed in future periods, even though higher natural gas, oil and NGL prices may subsequently increase the ceiling.  Companies using the full cost method are required to use the average quoted price from the first day of each month from the previous 12 months, including the impact of derivatives designated for hedge accounting, to calculate the ceiling value of their reserves. The Company had no hedge positions that were designated for hedge accounting as of September 30, 2020. Prices used to calculate the ceiling value of reserves were as follows:

	September 30, 2020	September 30, 2019
Natural gas (per MMBtu)	$1.97	$2.87
Oil (per Bbl)	$43.40	$57.77
NGLs (per Bbl)	$9.26	$12.59
Using the average quoted prices above, adjusted for market differentials, the Company’s net book value of its United States natural gas and oil properties exceeded the ceiling by $361 million at September 30, 2020, resulting in a non-cash ceiling test impairment. In the first and second quarters of 2020, the Company’s net book value of its United States natural gas and oil properties exceeded the ceiling by approximately $1.48 billion and $650 million, respectively, and resulted in a non-cash ceiling test impairments. Decreases in market prices as well as changes in production rates, levels of reserves, evaluation of costs excluded from amortization, future development costs and production costs could result in future ceiling test impairments. Given the decline in commodity prices in late 2019 and the first three quarters of 2020, an additional non-cash impairment of the Company’s assets may occur in the fourth quarter of 2020.
For the nine months ended September 30, 2020, the Company recognized a $5 million impairment related to other non-core assets not included in natural gas and oil properties.
The Company’s net book value of its United States natural gas and oil properties did not exceed the ceiling amount at September 30, 2019, and the Company had no derivative positions that were designated for hedge accounting as of September 30, 2019. In June 2019, the Company sold non-core acreage for $25 million. There was no production or proved reserves associated with this acreage.
(7) EARNINGS PER SHARE
Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the reportable period.  The diluted earnings per share calculation adds to the weighted average number of common shares outstanding: the incremental shares that would have been outstanding assuming the exercise of dilutive stock options, the vesting of unvested restricted shares of common stock, restricted stock units and performance units.  An antidilutive impact is an increase in earnings per share or a reduction in net loss per share resulting from the conversion, exercise or contingent issuance of certain securities.
In August 2020, the Company completed an underwritten public offering of 63,250,000 shares of its common stock with an offering price to the public of $2.50 per share. Net proceeds after deducting underwriting discounts and offering expenses were approximately $152 million. See Note 2 for additional details regarding the Company’s use of proceeds from the equity offering.
In the first quarter of 2019, the Company repurchased 5,260,687 shares of its outstanding common stock as part of a share repurchase program for approximately $21 million at an average price of $3.84 per share.

The following table presents the computation of earnings per share for the three and nine months ended September 30, 2020 and 2019:

	For the three months ended September 30,		For the nine months ended September 30,
(in millions, except share/per share amounts)	2020	2019	2020	2019
Net income (loss)	$(593)	$49	$(3,020)	$781

Number of common shares:
Weighted average outstanding	571,872,413	539,221,101	551,162,559	539,315,170
Issued upon assumed exercise of outstanding stock options	—	—	—	—
Effect of issuance of non-vested restricted common stock	—	187,706	—	400,120
Effect of issuance of non-vested restricted units	—	—	—	—
Effect of issuance of non-vested performance units	—	629,380	—	727,359
Weighted average and potential dilutive outstanding	571,872,413	540,038,187	551,162,559	540,442,649

Earnings per common share
Basic	$(1.04)	$0.09	$(5.48)	$1.45
Diluted	$(1.04)	$0.09	$(5.48)	$1.44
The following table presents the common stock shares equivalent excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2020 and 2019, as they would have had an antidilutive effect:

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Unexercised stock options	4,425,886	5,102,882	4,519,385	5,115,334
Unvested share-based payment	939,941	2,136,453	946,547	1,797,963
Restricted stock units	1,935,781	—	2,001,621	—
Performance units	2,282,211	240,450	2,027,985	247,443
Total	9,583,819	7,479,785	9,495,538	7,160,740

(8) DERIVATIVES AND RISK MANAGEMENT
The Company is exposed to volatility in market prices and basis differentials for natural gas, oil and NGLs which impacts the predictability of its cash flows related to the sale of those commodities.  These risks are managed by the Company’s use of certain derivative financial instruments.  As of September 30, 2020, the Company’s derivative financial instruments consisted of fixed price swaps, two-way costless collars, three-way costless collars, basis swaps and call options. The Company’s interest rate swaps expired in June 2020.  A description of the Company’s derivative financial instruments is provided below:

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
The Company contracts with counterparties for its derivative instruments that it believes are creditworthy at the time the transactions are entered into, and the Company actively monitors the credit ratings and credit default swap rates of these counterparties where applicable.  However, there can be no assurance that a counterparty will be able to meet its obligations to the Company.  The fair value of the Company’s derivative assets and liabilities includes a non-performance risk factor. See Note 10 for additional details regarding the Company’s fair value measurements of its derivative positions. The Company presents its derivative positions on a gross basis and does not net the asset and liability positions.

The following tables provide information about the Company’s financial instruments that are sensitive to changes in commodity prices and that are used to protect the Company’s exposure. None of the financial instruments below are designated for hedge accounting treatment.  The tables present the notional amount, the weighted average contract prices and the fair value by expected maturity dates as of September 30, 2020:

Financial Protection on Production
		Weighted Average Price per MMBtu
	Volume (Bcf)	Swaps	Sold Puts	Purchased Puts	Sold Calls	Basis Differential	Fair Value at September 30, 2020 (in millions)
Natural Gas
2020
Fixed price swaps	91	$2.46	$—	$—	$—	$—	$16	(1)
Two-way costless collars	57	—	—	2.45	2.75	—	(7)
Three-way costless collars	25	—	2.19	2.58	2.96	—	(11)	(2)
Total	173						$(2)
2021
Fixed price swaps	93	$2.67	$—	$—	$—	$—	$(13)
Two-way costless collars	166	—	—	2.51	2.89	—	(27)
Three-way costless collars	291	—	2.16	2.49	2.84	—	(113)	(3)
Total	550						$(153)
2022
Fixed price swaps	37	$2.75	$—	$—	$—	$—	$(2)
Two-way costless collars	32	—	—	2.17	2.88	—	(5)
Three-way costless collars	116	—	2.07	2.44	2.87	—	(24)
Total	185						$(31)
2023
Three-way costless collars	25	$—	$2.07	$2.48	$3.18	$—	$(2)

Basis Swaps
2020	66	$—	$—	$—	$—	$(0.37)	$21
2021	155	—	—	—	—	(0.12)	21
2022	127	—	—	—	—	(0.38)	4
Total	348						$46
(1)Includes $1 million in premiums paid related to certain natural gas fixed price swaps recognized as a component of derivative assets within current assets on the consolidated balance sheet at September 30, 2020. As certain natural gas fixed price swaps settle, the premium will be amortized and recognized as a component of gain (loss) on derivatives on the consolidated statements of operations.
(2)Includes $2 million in deferred premiums related to certain natural gas three-way costless collars recognized as a component of derivative liabilities within current liabilities on the consolidated balance sheet at September 30, 2020. As certain three-way costless collars settle, the premium will be paid and recognized as a component of gain (loss) on derivatives on the consolidated statement of operations.
(3)Includes $1 million in deferred premiums related to certain natural gas three-way costless collars recognized as a component of derivative liabilities within current liabilities on the consolidated balance sheet at September 30, 2020. As certain three-way costless collars settle, the premium will be paid and recognized as a component of gain (loss) on derivatives on the consolidated statement of operations.

	Volume (MBbls)	Weighted Average Strike Price per Bbl				Fair Value at September 30, 2020 (in millions)
		Swaps	Sold Puts	Purchased Puts	Sold Calls
Oil
2020
Fixed price swaps (1)	584	$75.44	$—	$—	$—	$20
Two-way costless collars	261	—	—	56.76	59.75	4
Three-way costless collars	404	—	43.71	52.85	57.78	3
Total	1,249					$27
2021
Fixed price swaps	2,574	$52.84	$—	$—	$—	$27
Three-way costless collars	1,445	—	43.52	53.25	58.14	8
Total	4,019					$35
2022
Fixed price swaps	762	$48.85	$—	$—	$—	$4
Three-way costless collars	666	—	42.50	53.20	58.00	2
Total	1,428					$6
2023
Three-way costless collars	111	$—	$30.00	$40.00	$57.85	$—

Ethane
2020
Fixed price swaps	2,629	$8.62	$—	$—	$—	$—
2021
Fixed price swaps	5,889	$7.12	$—	$—	$—	$(12)
Two-way costless collar	584	—	—	7.14	10.40	—
Total	6,473					$(12)
2022
Fixed price swaps	190	$7.41	$—	$—	$—	$—
Two-way costless collar	135	—	—	7.56	9.66	—
Total	325					$—

Propane
2020
Fixed price swaps	1,435	$23.11	$—	$—	$—	$2
Two-way costless collars	92	—	—	25.20	29.40	—
Total	1,527					$2
2021
Fixed price swaps	4,298	$19.99	$—	$—	$—	$(3)
2022
Fixed price swaps	156	$19.25	$—	$—	$—	$—

Normal Butane
2020
Fixed price swaps	195	$22.44	$—	$—	$—	$—

Natural Gasoline
2020
Fixed price swaps	184	$34.59	$—	$—	$—	$—
(1)Includes 448 MBbls of purchased fixed price oil swaps at $33.94 per barrel with a fair value of $3 million and 1,032 MBbls of sold fixed price oil swaps at $57.44 per barrel with a fair value of $17 million.

Other Derivative Contracts
	Volume (Bcf)	Weighted Average Strike Price per MMBtu	Fair Value at September 30, 2020 (in millions)
Call Options – Natural Gas (Net)
2020	6	$3.15	$(2)
2021	57	3.15	(17)
2022	58	3.00	(15)
2023	17	2.84	(4)
2024	9	3.00	(2)
Total	147		$(40)
໿

	Volume (MBbls)	Weighted Average Strike Price per Bbl	Fair Value at September 30, 2020 (in millions)
Call Options – Oil
2021	226	$60.00	$—

	Volume (Bcf)	Weighted Average Strike Price per MMBtu		Fair Value at September 30, 2020 (in millions)
		Swaps	Basis Differential
Storage (1)
2020
Purchased fixed price swaps	1	$1.94	$—	$—
Purchased basis swaps	—	—	(0.63)	—
Fixed price swaps	—	2.09	—	—
Basis swaps	—	—	(0.70)	—
Total	1			$—
2021
Purchased fixed price swaps	1	$2.04	$—	$—
Fixed price swaps	2	2.49	—	(1)
Basis swaps	1	—	(0.38)	—
Total	4			$(1)
(1)The Company has entered into certain derivatives to protect the value of volumes of natural gas injected into a storage facility that will be withdrawn and sold at a later date.

Purchased Fixed Price Swaps – Marketing (Natural Gas) (1)	Volume (Bcf)	Weighted Average Strike Price per MMBtu	Fair Value at September 30, 2020 (in millions)
2020	2	$2.44	$—
2021	6	2.44	3
Total	8		$3
(1)The Company has entered into a limited number of derivatives to protect the value of certain long-term sales contracts.
At September 30, 2020, the net fair value of the Company’s financial instruments related to commodities was a $125 million liability and included a net reduction of the liability of $1 million related to non-performance risk. See Note 10 for additional details regarding the Company’s fair value measurements of its derivative positions.
As of September 30, 2020, the Company had no positions designated for hedge accounting treatment. Gains and losses on derivatives that are not designated for hedge accounting treatment, or do not meet hedge accounting requirements, are recorded as a component of gain (loss) on derivatives on the consolidated statements of operations. Accordingly, the gain (loss) on derivatives component of the statement of operations reflects the gain and losses on both settled and unsettled derivatives. Only the settled gains and losses are included in the Company’s realized commodity price calculations.
The Company was a party to interest rate swaps that were entered into to mitigate the Company’s exposure to volatility in interest rates.  The interest rate swaps had a notional amount of $170 million and expired in June 2020.  Changes in the fair value of the interest rate swaps were included in gain (loss) on derivatives on the consolidated statements of operations.

The balance sheet classification of the assets and liabilities related to derivative financial instruments (none of which are designated for hedge accounting treatment) is summarized below as of September 30, 2020 and December 31, 2019:

Derivative Assets
		Fair Value
(in millions)	Balance Sheet Classification	September 30, 2020		December 31, 2019
Derivatives not designated as hedging instruments:
Purchased fixed price swaps – natural gas	Derivative assets	$3		$—
Fixed price swaps – natural gas	Derivative assets	21	(1)	77	(1)
Fixed price swaps – oil	Derivative assets	42		4
Fixed price swaps – ethane	Derivative assets	2		11
Fixed price swaps – propane	Derivative assets	5		21
Two-way costless collars – natural gas	Derivative assets	27		10
Two-way costless collars – oil	Derivative assets	6		5
Two-way costless collars – propane	Derivative assets	—		2
Three-way costless collars – natural gas	Derivative assets	64	(2)	126
Three-way costless collars – oil	Derivative assets	19		3
Basis swaps – natural gas	Derivative assets	40		17
Call options – natural gas	Derivative assets	9		1
Fixed price swaps – natural gas storage	Derivative assets	—		1
Fixed price swaps – natural gas	Other long-term assets	1		7
Fixed price swaps – oil	Other long-term assets	10		1
Fixed price swaps – propane	Other long-term assets	1		3
Two-way costless collars – natural gas	Other long-term assets	13		4
Three-way costless collars – natural gas	Other long-term assets	56		74
Three-way costless collars – oil	Other long-term assets	14		7
Basis swaps – natural gas	Other long-term assets	13		15
Call options – natural gas	Other long-term assets	4		2
Total derivative assets		$350		$391

(1) Includes $1 million and $9 million at September 30, 2020 and December 31, 2019, respectively, in premiums paid related to certain natural gas fixed price swaps recognized as a component of derivative assets within current assets on the consolidated balance sheet. As certain natural gas fixed price swaps settle, the premium will be amortized and recognized as a component of gain (loss) on derivatives on the consolidated statements of operations.
(2)Includes $3 million as of September 30, 2020 in deferred premiums related to certain natural gas three-way costless collars recognized as a component of derivative liabilities within current liabilities on the consolidated balance sheet. As certain natural gas three-way costless collars settle, the premium will be paid and recognized as a component of gain (loss) on derivatives on the consolidated statements of operations.

Derivative Liabilities
		Fair Value
(in millions)	Balance Sheet Classification	September 30, 2020	December 31, 2019
Derivatives not designated as hedging instruments:
Purchased fixed price swaps – natural gas	Derivative liabilities	$—	$1
Fixed price swaps – natural gas	Derivative liabilities	15	1
Fixed price swaps – oil	Derivative liabilities	1	6
Fixed price swaps – ethane	Derivative liabilities	10	—
Fixed price swaps – propane	Derivative liabilities	5	—
Two-way costless collars – natural gas	Derivative liabilities	52	4
Two-way costless collars – oil	Derivative liabilities	2	5
Three-way costless collars – natural gas	Derivative liabilities	164	84
Three-way costless collars – oil	Derivative liabilities	10	4
Basis swaps – natural gas	Derivative liabilities	3	17
Call options – natural gas	Derivative liabilities	24	3
Fixed price swaps – natural gas storage	Derivative liabilities	1	—
Fixed price swaps – natural gas	Long-term derivative liabilities	6	—
Fixed price swaps – oil	Long-term derivative liabilities	—	2
Fixed price swaps – ethane	Long-term derivative liabilities	4	—
Fixed price swaps – propane	Long-term derivative liabilities	2	—
Two-way costless collars – natural gas	Long-term derivative liabilities	27	4
Three-way costless collars – natural gas	Long-term derivative liabilities	106	72
Three-way costless collars – oil	Long-term derivative liabilities	10	8
Basis swap – natural gas	Long-term derivative liabilities	4	9
Call options – natural gas	Long-term derivative liabilities	29	15
Call options – oil	Long-term derivative liabilities	—	1
Total derivative liabilities		$475	$236

The following tables summarize the before-tax effect of the Company’s derivative instruments on the consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019:

Unsettled Gain (Loss) on Derivatives Recognized in Earnings

	Consolidated statement of Operations Classification of Gain (Loss) on Derivatives, Unsettled	For the three months ended September 30,				For the nine months ended September 30,
Derivative Instrument		2020		2019		2020		2019

		(in millions)
Purchased fixed price swaps – natural gas	Gain (Loss) on Derivatives	$4		$—		$4		$—
Fixed price swaps – natural gas	Gain (Loss) on Derivatives	(138)		(19)		(74)		36
Fixed price swaps – oil	Gain (Loss) on Derivatives	(20)		8		54		5
Fixed price swaps – ethane	Gain (Loss) on Derivatives	(13)		1		(23)		8
Fixed price swaps – propane	Gain (Loss) on Derivatives	(17)		10		(25)		19
Two-way costless collars – natural gas	Gain (Loss) on Derivatives	(34)		(11)		(45)		(2)
Two-way costless collars – oil	Gain (Loss) on Derivatives	(5)		—		4		(3)
Two-way costless collars – propane	Gain (Loss) on Derivatives	(1)		1		(2)		3
Three-way costless collars – natural gas	Gain (Loss) on Derivatives	(98)	(1)	3		(194)	(1)	27
Three-way costless collars – oil	Gain (Loss) on Derivatives	(4)		3		15		4
Basis swaps – natural gas	Gain (Loss) on Derivatives	54		12		40		6
Call options – natural gas	Gain (Loss) on Derivatives	(16)		1		(25)		5
Call options – oil	Gain (Loss) on Derivatives	—		—		1		—
Purchased fixed price swap – natural gas storage	Gain (Loss) on Derivatives	1		—		—		—
Fixed price swap – natural gas storage	Gain (Loss) on Derivatives	(2)		2		(2)		1
Interest rate swaps	Gain (Loss) on Derivatives	—		1		—		(1)
Total gain (loss) on unsettled derivatives		$(289)		$12		$(272)		$108

Settled Gain (Loss) on Derivatives Recognized in Earnings (2)

	Consolidated statement of Operations Classification of Gain (Loss) on Derivatives, Settled	For the three months ended September 30,				For the nine months ended September 30,
Derivative Instrument		2020		2019		2020		2019

		(in millions)
Purchased fixed price swaps – natural gas	Gain (Loss) on Derivatives	$(2)		$—		$(4)		$—
Fixed price swaps – natural gas	Gain (Loss) on Derivatives	61	(3)	45		150	(3)	53
Fixed price swaps – oil	Gain (Loss) on Derivatives	17		3		44		5
Fixed price swaps – ethane	Gain (Loss) on Derivatives	(2)		6		6		12
Fixed price swaps – propane	Gain (Loss) on Derivatives	2		11		19		20
Two-way costless collars – natural gas	Gain (Loss) on Derivatives	(5)		10		1		12
Two-way costless collars – oil	Gain (Loss) on Derivatives	4		2		13		4
Two-way costless collars – propane	Gain (Loss) on Derivatives	—		1		2		1
Three-way costless collars – natural gas	Gain (Loss) on Derivatives	—		15		43		19
Three-way costless collars – oil	Gain (Loss) on Derivatives	1		—		5		—
Basis swaps – natural gas	Gain (Loss) on Derivatives	20		(3)		29		(11)
Call options – natural gas	Gain (Loss) on Derivatives	—		(1)	(4)	—		(2)	(4)
Fixed price swaps – natural gas storage	Gain (Loss) on Derivatives	1		(1)		2		(1)
Total gain on settled derivatives		$97		$88		$310		$112

Total gain (loss) on derivatives		$(192)		$100		$38		$220
(1)Includes $3 million in delayed premiums related to certain natural gas three-way costless collars for the three and nine months ended September 30, 2020, respectively, which is included in gain (loss) on derivatives on the consolidated statements of operations.
(2)The Company calculates gain (loss) on derivatives, settled, as the summation of gains and losses on positions that settled within the period.
(3)Includes $4 million and $8 million amortization of premiums paid related to certain natural gas fixed price options for the three and nine months ended September 30, 2020, respectively, which is included in gain (loss) on derivatives on the consolidated statements of operations.
(4)Includes $1 million amortization of premiums paid related to certain natural gas purchased call options for the three and nine months ended September 30, 2019, which is included in gain (loss) on derivatives on the consolidated statements of operations.

(9) RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in accumulated other comprehensive income for the first nine months of 2020 were related to the Company’s pension and other postretirement benefits. The following tables detail the components of accumulated other comprehensive income and the related tax effects for the nine months ended September 30, 2020:

(in millions)	Pension and Other Postretirement	Foreign Currency	Total
Beginning balance December 31, 2019	$(19)	$(14)	$(33)
Other comprehensive income before reclassifications	—	—	—
Amounts reclassified from other comprehensive income (1)	1	—	1
Net current-period other comprehensive income	1	—	1
Ending balance September 30, 2020	$(18)	$(14)	$(32)

Details about Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations	Amount Reclassified from Accumulated Other Comprehensive Income
		For the nine months ended September 30, 2020
		(in millions)
Pension and other postretirement:
Amortization of prior service cost and net gain (1)	Other Income (Loss), Net	$1
	Provision (Benefit) for Income Taxes	—
	Net Income (Loss)	$1

Total reclassifications for the period	Net Income (Loss)	$1

(1) See Note 14 for additional details regarding the Company’s pension and other postretirement benefit plans.
(10) FAIR VALUE MEASUREMENTS
Assets and liabilities measured at fair value on a recurring basis
The carrying amounts and estimated fair values of the Company’s financial instruments as of September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020				December 31, 2019
(in millions)	Carrying Amount		Fair Value		Carrying Amount		Fair Value
Cash and cash equivalents	$95		$95		$5		$5
2018 revolving credit facility due April 2024	—		—		34		34
Senior notes (1)	2,471		2,429		2,228		2,085
Derivative instruments, net	(125)	(2)	(125)	(2)	155	(2)	155	(2)
(1)Excludes unamortized debt issuance costs and debt discounts.
(2)Includes $1 million and $9 million in premiums paid as of September 30, 2020 and December 31, 2019, respectively, related to certain natural gas fixed price swaps recognized as a component of derivative assets within current assets on the consolidated balance sheet. Includes $3 million in deferred premiums as of September 30, 2020 related to certain natural gas three-way costless collars recognized as a component of derivative liabilities on the consolidated balance sheet.
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
Derivative Instruments: The Company measures the fair value of its derivative instruments based upon a pricing model that utilizes market-based inputs, including, but not limited to, the contractual price of the underlying position, current market prices, natural gas and liquids forward curves, discount rates such as the LIBOR curve for a similar duration of each outstanding position, volatility factors and non-performance risk. Non-performance risk considers the effect of the Company’s credit standing on the fair value of derivative liabilities and the effect of counterparty credit standing on the fair value of derivative assets. Both inputs to the model are based on published credit default swap rates and the duration of each outstanding derivative position. As of September 30, 2020, the impact of non-performance risk on the fair value of the Company’s net derivative liability position was a reduction of the liability of $1 million.
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
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 30, 2020
	Fair Value Measurements Using:
(in millions)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets (Liabilities) at Fair Value
Assets
Purchased fixed price swaps	$—	$3	$—	$3
Fixed price swaps (1)	—	82	—	82
Two-way costless collars	—	46	—	46
Three-way costless collars (2)	—	153	—	153
Basis swaps	—	53	—	53
Call options	—	13	—	13
Liabilities
Fixed price swaps	—	(43)	—	(43)
Two-way costless collars	—	(81)	—	(81)
Three-way costless collars	—	(290)	—	(290)
Basis swaps	—	(7)	—	(7)
Call options	—	(53)	—	(53)
Fixed price swaps – storage	—	(1)	—	(1)
Total (3)	$—	$(125)	$—	$(125)
(1)Includes $1 million in premiums paid related to certain natural gas fixed price swaps recognized as a component of derivative assets within current assets on the consolidated balance sheet at September 30, 2020. As certain natural gas fixed price swaps settle, the premium will be amortized and recognized as a component of gain (loss) on derivatives on the consolidated statements of operations.
(2)Includes $3 million in deferred premiums related to certain natural gas three-way costless collars recognized as a component of derivative liabilities within current liabilities on the consolidated balance sheet as of September 30, 2020. As certain natural gas three-way costless collars settle, the premium will be paid and recognized as a component of gain (loss) on derivatives on the consolidated statements of operations.
(3)Includes a net reduction to the liability fair value of $1 million related to estimated nonperformance risk.

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
The fair values of Level 3 derivative instruments are estimated using proprietary valuation models that utilize both market observable and unobservable parameters.  Level 3 instruments consist of net derivatives valued using pricing models incorporating assumptions that, in the Company’s judgment, reflect reasonable assumptions a marketplace participant would use. There were no Level 3 derivatives in the third quarters of 2020 and 2019.

(11) DEBT
The components of debt as of September 30, 2020 and December 31, 2019 consisted of the following:

	September 30, 2020
(in millions)	Debt Instrument	Unamortized Issuance Expense		Unamortized Debt Discount	Total
Long-term debt:
Variable rate (1.60% at September 30, 2020) 2018 revolving credit facility due April 2024	$—	$—	(1)	$—	$—
4.10% Senior Notes due March 2022	207	—		—	207
4.95% Senior Notes due January 2025 (2)	856	(4)		(1)	851
7.50% Senior Notes due April 2026	618	(6)		—	612
7.75% Senior Notes due October 2027	440	(5)		—	435
8.375% Senior Notes due September 2028 (3)	350	(5)		—	345
Total long-term debt	$2,471	$(20)		$(1)	$2,450

	December 31, 2019
(in millions)	Debt Instrument	Unamortized Issuance Expense		Unamortized Debt Discount	Total
Long-term debt:
Variable rate (4.310% at December 31, 2019) 2018 term loan facility due April 2024	$34	$—	(1)	$—	$34
4.10% Senior Notes due March 2022	213	(1)		—	212
4.95% Senior Notes due January 2025 (2)	892	(5)		(1)	886
7.50% Senior Notes due April 2026	639	(7)		—	632
7.75% Senior Notes due October 2027	484	(6)		—	478
Total long-term debt	$2,262	$(19)		$(1)	$2,242
(1)At September 30, 2020 and December 31, 2019, unamortized issuance expense of $10 million and $11 million, respectively, associated with the 2018 credit facility (as defined below) was classified as other long-term assets on the consolidated balance sheets.
(2)Effective in July 2018, the interest rate was 6.20% for the 2025 Notes, reflecting a net downgrade in the Company’s bond ratings since the initial offering. On April 7, 2020, S&P downgraded the Company’s bond rating to BB-, which had the effect of increasing the interest rate on the 2025 Notes to 6.45% following the July 23, 2020 interest payment date. The first coupon payment to the bondholders at the higher interest rate will be paid in January 2021.
(3)The $350 million of Senior Notes due 2028 are subject to special mandatory redemption if the Montage Merger does not close on or prior to February 12, 2021.
Credit Facilities
2018 Revolving Credit Facility
In April 2018, the Company replaced its credit facility that was entered into in 2016 with a new revolving credit facility (the “2018 credit facility”) with a group of banks that, as amended, has a maturity date of April 2024.  The 2018 credit facility has an aggregate maximum revolving credit amount of $3.5 billion and, in October 2020, the banks participating in the 2018 credit facility reaffirmed the elected borrowing base and aggregate commitments to be $1.8 billion. The borrowing base is subject to redetermination at least twice a year, in April and October, and is secured by substantially all of the assets owned by the Company and its subsidiaries. The permitted lien provisions in certain senior note indentures currently limit liens securing indebtedness to the greater of $2.0 billion or 25% of adjusted consolidated net tangible assets.
The Company may utilize the 2018 credit facility in the form of loans and letters of credit. Loans under the 2018 credit facility are subject to varying rates of interest based on whether the loan is a Eurodollar loan or an alternate base rate loan.  Eurodollar loans bear interest at the Eurodollar rate, which is adjusted LIBOR for such interest period plus the applicable margin (as those terms are defined in the 2018 credit facility documentation).  The applicable margin for Eurodollar loans under the 2018 credit facility, as amended, ranges from 1.75% to 2.75% based on the Company’s utilization of the 2018 credit facility.  Alternate base rate loans bear interest at the alternate base rate plus the applicable margin.  The applicable margin for alternate base rate loans under the 2018 credit facility, as amended, ranges from 0.75% to 1.75% based on the Company’s utilization of the 2018 credit facility.

In conjunction with the October 2020 redetermination process, the Company entered into an amendment to the credit agreement governing the 2018 credit facility to, among other matters:
•limit the Company’s unrestricted cash and cash equivalents to $200 million when loans under the 2018 credit facility are outstanding, subject to certain exceptions; and
•increase the applicable rate by 25 basis points on loans outstanding under the 2018 credit facility.
In addition, certain amendments and redeterminations were made conditioned upon the closing of the Merger. Upon the closing of the Merger and satisfaction of related conditions and pursuant to the amendment and the semi-annual borrowing base redetermination, the elected borrowing base and total aggregate commitments will be increased to $2.0 billion, the maximum permitted lien amount based on provisions in certain of the Company’s senior note indentures, and the credit agreement will be further amended to, among other matters:
•include certain Montage entities owning gas and oil properties as guarantors to the 2018 credit facility; and
•deem any Montage letters of credit issued prior to the merger close to have been issued under the 2018 credit facility.
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
2.Maximum total net leverage ratio of no greater than, with respect to each fiscal quarter ending on or after June 30, 2020, 4.00 to 1.00.  Total net leverage ratio is defined as total debt less cash on hand (up to the lesser of 10% of credit limit or $150 million) divided by consolidated EBITDAX for the last four consecutive quarters.  EBITDAX, as defined in the credit agreement governing the Company’s 2018 credit facility, excludes the effects of interest expense, depreciation, depletion and amortization, income tax, any non-cash impacts from impairments, certain non-cash hedging activities, stock-based compensation expense, non-cash gains or losses on asset sales, unamortized issuance cost, unamortized debt discount and certain restructuring costs.
The 2018 credit facility contains customary events of default that include, among other things, the failure to comply with the financial covenants described above, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments and cross-defaults to material indebtedness.  If an event of default occurs and is continuing, all amounts outstanding under the 2018 credit facility may become immediately due and payable. As of September 30, 2020, the Company was in compliance with all of the covenants contained in the credit agreement governing the 2018 credit facility.
Each United States domestic subsidiary of the Company for which the Company owns 100% guarantees the 2018 credit facility.  Pursuant to requirements under the indentures governing its senior notes, each subsidiary that became a guarantor of the 2018 credit facility also became a guarantor of each of the Company’s senior notes.
As of September 30, 2020, the Company had $203 million in letters of credit and no borrowings outstanding under the 2018 credit facility. The Company currently does not anticipate being required to supply a materially greater amount of letters of credit under its existing contracts.
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

Senior Notes
In January 2015, the Company completed a public offering of $1.0 billion aggregate principal amount of its 4.95% senior notes due 2025 (the “2025 Notes”).  The interest rate on the 2025 Notes is determined based upon the public bond ratings from Moody’s and S&P.  Downgrades on the 2025 Notes from either rating agency increase interest costs by 25 basis points per downgrade level and upgrades decrease interest costs by 25 basis points per upgrade level, up to the stated coupon rate, on the following semi-annual bond interest payment.  Effective in July 2018, the interest rate for the 2025 Notes was 6.20%, reflecting a net downgrade in the Company’s bond ratings since the initial offering. On April 7, 2020, S&P downgraded the Company’s bond rating to BB-, which had the effect of increasing the interest rate on the 2025 Notes to 6.45% following the July 23, 2020 interest payment date. The first coupon payment to the bondholders at the higher interest rate will be paid in January 2021. In the event of future downgrades, the coupons for this series of notes have been capped at 6.95%.
In the first half of 2020, the Company repurchased $6 million of its 4.10% Senior Notes due 2022, $36 million of its 4.95% Senior Notes due 2025, $21 million of its 7.50% Senior Notes due 2026 and $44 million of its 7.75% Senior Notes due 2027 for $72 million, and recognized a $35 million gain on the extinguishment of debt.
In August 2020, the Company completed a public offering of $350 million aggregate principal amount of its 2028 Notes, with net proceeds from the offering totaling approximately $345 million after underwriting discounts and offering expenses. The 2028 Notes were sold to the public at 100% of their face value. The net proceeds from the notes are intended to be used, in conjunction with the net proceeds from the recent common stock offering and borrowings under the revolving credit facility, to fund a redemption of $510 million of Montage’s Notes in connection with the closing of the Merger. Pending the consummation of the Merger, a portion of these net proceeds has temporarily been used to repay revolving credit facility borrowings until the anticipated redemption of the Montage Notes. The 2028 Notes are subject to special mandatory redemption at par plus accrued and unpaid interest if the Merger does not close on or prior to February 12, 2021 or the Company determines in its sole discretion that the consummation of the Merger cannot or is not reasonably likely to be satisfied by February 12, 2021.
(12) COMMITMENTS AND CONTINGENCIES
Operating Commitments and Contingencies
As of September 30, 2020, the Company’s contractual obligations for demand and similar charges under firm transportation and gathering agreements to guarantee access capacity on natural gas and liquids pipelines and gathering systems totaled approximately $7.1 billion, $405 million of which related to access capacity on future pipeline and gathering infrastructure projects that still require the granting of regulatory approvals and additional construction efforts.  The Company also had guarantee obligations of up to $1.0 billion of that amount.  As of September 30, 2020, future payments under non-cancelable firm transportation and gathering agreements were as follows:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	5 to 8 Years	More than 8 Years
Infrastructure currently in service	$6,704	$582	$1,308	$1,078	$1,411	$2,325
Pending regulatory approval and/or construction (1)	405	3	9	23	52	318
Total transportation charges	$7,109	$585	$1,317	$1,101	$1,463	$2,643
(1)Based on estimated in-service dates as of September 30, 2020.
In December 2018, the Company closed the Fayetteville Shale sale and retained certain contractual commitments related to firm transportation, with the buyer obligated to pay the transportation provider directly for these charges. As of September 30, 2020, approximately $27 million of these contractual commitments remain of which the Company will reimburse the buyer for certain of these potential obligations up to approximately $13 million through December 2020 depending on the buyer’s actual use, and has recorded a $10 million liability for the estimated future payments, down from $46 million recorded at December 31, 2019.
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
Litigation
The Company is subject to various litigation, claims and proceedings, most of which have arisen in the ordinary course of business, such as for alleged breaches of contract, miscalculation of royalties, employment matters, traffic accidents, pollution, contamination, encroachment on others’ property or nuisance. The Company accrues for litigation, claims and proceedings when a liability is both probable and the amount can be reasonably estimated. As of September 30, 2020, the Company does not currently have any material amounts accrued related to litigation matters. For any matters not accrued for, it is not possible at this time to estimate the amount of any additional loss, or range of loss, that is reasonably possible, but, based on the nature of the claims, management believes that current litigation, claims and proceedings, individually or in aggregate and after taking into account insurance, are not likely to have a material adverse impact on the Company’s financial position, results of operations or cash flows, for the period in which the effect of that outcome becomes reasonably estimable. Many of these matters are in early stages, so the allegations and the damage theories have not been fully developed, and are all subject to inherent uncertainties; therefore, management’s view may change in the future.
St. Lucie County Fire District Firefighters’ Pension Trust

On October 17, 2016, the St. Lucie County Fire District Firefighters’ Pension Trust filed a putative class action in the 61st District Court in Harris County, Texas, against the Company, certain of its former officers and current and former directors and the underwriters on behalf of itself and others that purchased certain depositary shares from the Company’s January 2015 equity offering, alleging material misstatements and omissions in the registration statement for that offering. The Company removed the case to federal court, but after a decision by the United States Supreme Court in an unrelated case that these types of cases are not subject to removal, the federal court remanded the case to the Texas state court. The Texas trial court denied the Company’s motion to dismiss, and in February 2020, the court of appeals declined to exercise discretion to reverse the trial court’s decision. The Company filed a petition to review the trial court’s decision with the Texas Supreme Court, and the Court requested a response from the plaintiff. The Court subsequently requested full briefing on the merits of the case. The Company carries insurance for the claims asserted against it and the officer and director defendants, and the carrier has accepted coverage. The Company denies all allegations and intends to continue to defend this case vigorously. The Company does not expect this case to have a material adverse effect on the results of operations, financial position or cash flows of the Company after taking insurance into account. Additionally, it is not possible at this time to estimate the amount of any additional loss, or range of loss, that is reasonably possible.
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
(13) INCOME TAXES
The Company’s effective tax rate was approximately 0% and (16)% for the three and nine months ended September 30, 2020, respectively. The change in the effective tax rate for the nine months ended September 30, 2020 related to the effects of recording a valuation allowance against the Company’s U.S. deferred tax assets. A valuation allowance for deferred tax assets, including net operating losses, is recognized when it is more likely than not that some or all of the benefit from the deferred tax assets will not be realized.  To assess that likelihood, the Company uses estimates and judgment regarding future taxable income, and considers the tax consequences in the jurisdiction where such taxable income is generated, to determine whether a valuation allowance is required.  Such evidence can include current financial position, results of operations, both actual and forecasted, the reversal of deferred tax liabilities and tax planning strategies as well as current and forecasted business economics of the oil and gas industry.

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
The Company’s effective tax rate was approximately 18% and (105)% for the three and nine months ended September 30, 2019, respectively. The effective tax rate for the nine months ended September 30, 2019 was primarily the effect of releasing the valuation allowances previously recorded against the Company’s deferred tax assets.  As of the first quarter of 2019, the Company had sustained and projected to sustain a three-year cumulative level of profitability. Based on this factor and other positive evidence available at the time, the Company concluded that it was more likely than not that the deferred tax assets would be realized and determined $522 million of the valuation allowance would be released during 2019, of which $400 million was released on a discrete basis in the first nine months of 2019.
(14) PENSION PLAN AND OTHER POSTRETIREMENT BENEFITS

The Company maintains defined pension and other postretirement benefit plans, which cover substantially all of the Company’s employees.  Net periodic pension costs include the following components for the three and nine months ended September 30, 2020 and 2019:

	Consolidated Statements of Operations Classification of Net Periodic Benefit Cost	For the three months ended September 30,		For the nine months ended September 30,
(in millions)		2020	2019	2020	2019
Service cost	General and administrative expenses	$2	$1	$6	$5
Interest cost	Other Income (Loss), Net	1	2	3	4
Expected return on plan assets	Other Income (Loss), Net	(2)	(1)	(5)	(4)
Amortization of prior service cost	Other Income (Loss), Net	—	—	—	—
Amortization of net loss	Other Income (Loss), Net	1	—	1	1
Settlement loss	Other Income (Loss), Net	—	1	—	5
Net periodic benefit cost		$2	$3	$5	$11
The Company’s other postretirement benefit plan had a net periodic benefit cost of less than $1 million for the three months ended September 30, 2020 and 2019, respectively, and $2 million and $1 million for the nine months ended September 30, 2020 and 2019, respectively.
As of September 30, 2020, the Company has contributed $12 million to the pension and other postretirement benefit plans and does not expect to contribute to its pension plan during the remainder of 2020.  The Company recognized liabilities of $22 million and $14 million related to its pension and other postretirement benefits, respectively, as of September 30, 2020, compared to liabilities of $30 million and $13 million as of December 31, 2019, respectively.
In the first nine months of 2019, the Company recognized a $5 million non-cash settlement loss related to $19 million of lump-sum payments from the pension plan for employees who were terminated as a result of the Fayetteville Shale sale.
The Company maintains a non-qualified deferred compensation supplemental retirement savings plan (“Non-Qualified Plan”) for certain key employees who may elect to defer and contribute a portion of their compensation, as permitted by the Non-Qualified Plan.  Shares of the Company’s common stock purchased under the terms of the Non-Qualified Plan are included in treasury stock and totaled 3,632 shares and 5,115 shares at September 30, 2020 and December 31, 2019, respectively.
(15) LONG-TERM INCENTIVE COMPENSATION
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
The Company recognized the following amounts in total employee stock-based compensation costs for the three and nine months ended September 30, 2020 and 2019:

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2020	2019	2020	2019
Stock-based compensation cost – expensed	$2	$1	$8	$12
Stock-based compensation cost – capitalized	2	1	3	7
Equity-Classified Awards
The Company recognized the following amounts in employee equity-classified stock-based compensation costs for the three and nine months ended September 30, 2020 and 2019:

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2020	2019	2020	2019
Equity-classified awards – expensed	$—	$2	$2	$6
Equity-classified awards – capitalized	1	1	1	3
As of September 30, 2020, there was $2 million of total unrecognized compensation cost related to the Company’s unvested equity-classified stock option grants, equity-classified restricted stock grants and equity-classified performance units.  This cost is expected to be recognized over a weighted-average period of 0.5 years.
Equity-Classified Stock Options
The following table summarizes equity-classified stock option activity for the nine months ended September 30, 2020 and provides information for options outstanding and options exercisable as of September 30, 2020:

	Number of Options	Weighted Average Exercise Price
	(in thousands)
Outstanding at December 31, 2019	4,635	$15.26
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(357)	$7.06
Outstanding at September 30, 2020	4,278	$15.95
Exercisable at September 30, 2020	4,278	$15.95

Equity-Classified Restricted Stock
The following table summarizes equity-classified restricted stock activity for the nine months ended September 30, 2020 and provides information for unvested shares as of September 30, 2020:

	Number of Shares	Weighted Average Fair Value
	(in thousands)
Unvested shares at December 31, 2019	1,480	$7.00
Granted	570	$2.88
Vested	(1,083)	$5.30
Forfeited	(246)	$7.71
Unvested shares at September 30, 2020	721	$6.05
Equity-Classified Performance Units
The following table summarizes equity-classified performance unit activity for the nine months ended September 30, 2020 and provides information for unvested units as of September 30, 2020.  The performance unit awards granted in 2018 include a market condition based exclusively on the Total Shareholder Return (“TSR”), with their fair value calculated by a Monte Carlo model.  The total fair value of the performance units is amortized to compensation expense on a straight line basis over the vesting period of the award.  The grant date fair value is calculated using the closing price of the Company’s common stock at the grant date.

	Number of Units (1)	Weighted Average Fair Value
	(in thousands)
Unvested units at December 31, 2019	178	$10.47
Granted	—	$—
Vested	(178)	$10.47
Forfeited	—	$—
Unvested units at September 30, 2020	—	$—
(1)The actual payout of shares may range from a minimum of zero shares to a maximum of two shares per unit contingent upon TSR.  The performance units have a three-year vesting term and the actual disbursement of shares, if any, is determined during the first quarter following the end of the three-year vesting period.
Liability-Classified Awards
The Company recognized the following amounts in employee liability-classified stock-based compensation costs for the three and nine months ended September 30, 2020:

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2020	2019	2020	2019
Liability-classified stock-based compensation cost – expensed	$2	$(1)	$6	$6
Liability-classified stock-based compensation cost – capitalized	1	—	2	4

Liability-Classified Restricted Stock Units
In the first quarter of each year beginning with 2018, the Company granted restricted stock units that vest over a period of four years and are payable in either cash or shares at the option of the Compensation Committee of the Company’s Board of Directors.  The Company has accounted for these as liability-classified awards, and accordingly changes in the market value of the instruments will be recorded to general and administrative expense and capitalized expense over the vesting period of the award.  As of September 30, 2020, there was $21 million of total unrecognized compensation cost related to liability-classified restricted stock units that is expected to be recognized over a weighted-average period of 2.5 years. The amount of unrecognized compensation cost for liability-classified awards will fluctuate over time as they are marked to market.

	Number of Units	Weighted Average Fair Value
	(in thousands)
Unvested units at December 31, 2019	12,992	$2.42
Granted	6,172	$1.41
Vested	(3,946)	$1.42
Forfeited	(3,060)	$1.53
Unvested units at September 30, 2020	12,158	$2.17
Liability-Classified Performance Units
In each year beginning with 2018, the Company granted performance units that vest at the end of, or over, a three-year period and are payable in either cash or shares at the option of the Compensation Committee of the Company’s Board of Directors.  The Company has accounted for these as liability-classified awards, and accordingly changes in the fair market value of the instruments will be recorded to general and administrative expense and capitalized expense over the vesting period of the awards.  The performance unit awards granted in 2018 include a performance condition based on cash flow per debt-adjusted share and two market conditions, one based on absolute TSR and the other on relative TSR as compared to a group of the Company’s peers. The performance unit awards granted in 2019 include performance conditions based on return on average capital employed and two market conditions, one based on absolute TSR and the other on relative TSR.  The performance units granted in 2020 include a performance condition based on return on average capital employed and a market condition based on relative TSR. The fair values of the market conditions are calculated by Monte Carlo models on a quarterly basis.  As of September 30, 2020, there was $14 million of total unrecognized compensation cost related to liability-classified performance units.  This cost is expected to be recognized over a weighted-average period of 2.2 years.  The amount of unrecognized compensation cost for liability-classified awards will fluctuate over time as they are marked to market. The final value of the performance unit awards is contingent upon the Company’s actual performance against these performance measures.

	Number of Units	Weighted Average Fair Value
	(in thousands)
Unvested units at December 31, 2019	5,142	$2.42
Granted	6,172	$1.41
Vested	—	$—
Forfeited	(2,300)	$3.06
Unvested units at September 30, 2020	9,014	$2.10
Cash-Based Compensation
Performance Cash Awards
In 2020, the Company granted performance cash awards that vest over a four-year period and are payable in cash on an annual basis. The value of each unit of the award equals one dollar. The Company recognizes the cost of these awards as general and administrative expense and capitalized expense over the vesting period of the awards. The performance cash awards granted in 2020 include a performance condition determined annually by the Company. In 2020, the performance measure is a targeted discretionary cash flow amount. If the Company, in its sole discretion, determines that the threshold was not met, the amount for that vesting period will not vest and will be cancelled. As of September 30, 2020, there was $16 million of total unrecognized compensation cost related to performance cash awards. This cost is expected to be recognized over a weighted average 3.4 years. The final value of the performance cash awards is contingent upon the Company’s actual performance against these performance measures.

	Number of Units	Weighted Average Fair Value
	(in thousands)
Unvested units at December 31, 2019	—	$—
Granted	20,044	$1.00
Vested	(100)	$1.00
Forfeited	(729)	$1.00
Unvested units at September 30, 2020	19,215	$1.00

(16) SEGMENT INFORMATION
The Company’s reportable business segments have been identified based on the differences in products or services provided.  Revenues for the E&P segment are derived from the production and sale of natural gas and liquids.  The Marketing segment generates revenue through the marketing of both Company and third-party produced natural gas and liquids volumes.
Summarized financial information for the Company’s reportable segments is shown in the following table.  The accounting policies of the segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of the 2019 Annual Report.  Management evaluates the performance of its segments based on operating income, defined as operating revenues less operating costs.  Income before income taxes, for the purpose of reconciling the operating income amount shown below to consolidated income before income taxes, is the sum of operating income, interest expense, gain (loss) on derivatives, gain on early extinguishment of debt and other income (loss).  The “Other” column includes items not related to the Company’s reportable segments, including real estate and corporate items. Corporate general and administrative costs, depreciation expense and taxes, other than income taxes, are allocated to the segments.

	E&P		Marketing	Other		Total

	(in millions)
Three months ended September 30, 2020
Revenues from external customers	$308		$219	$—		$527
Intersegment revenues	(10)		276	—		266
Depreciation, depletion and amortization expense	68		2	—		70
Impairments	361		—	—		361
Operating loss	(379)	(1)	(2)	—		(381)
Interest expense (2)	22		—	—		22
Loss on derivatives	(192)		—	—		(192)
Other income, net	2		—	—		2
Assets	3,705	(3)	240	212	(4)	4,157
Capital investments (5)	223		—	—		223

Three months ended September 30, 2019
Revenues from external customers	$357		$279	$—		$636
Intersegment revenues	(9)		313	—		304
Depreciation, depletion and amortization expense	123		2	—		125
Impairments	—		2	—		2
Operating loss	(21)	(1)	(8)	—		(29)
Interest expense (2)	17		—	—		17
Gain on derivatives	100		—	—		100
Gain on early extinguishment of debt	—		—	7		7
Other income (loss), net	(4)		—	2		(2)
Provision for income taxes (2)	10		—	—		10
Assets	6,099	(3)	272	227	(4)	6,598
Capital investments (5)	239		—	1		240

	E&P		Marketing	Other		Total

Nine months ended September 30, 2020	(in millions)
Revenues from external customers	$884		$645	$—		$1,529
Intersegment revenues	(31)		787	—		756
Depreciation, depletion and amortization expense	260		7	—		267
Impairments	2,495		—	—		2,495
Operating loss	(2,613)	(1)	(14)	—		(2,627)
Interest expense (2)	63		—	—		63
Gain on derivatives	38		—	—		38
Gain on early extinguishment of debt	—		—	35		35
Other income, net	2		—	1		3
Provision for income taxes (2)	406		—	—		406
Assets	3,705	(3)	240	212	(4)	4,157
Capital investments (5)	705		—	—		705

Nine months ended September 30, 2019
Revenues from external customers	$1,288		$1,005	$—		$2,293
Intersegment revenues	(27)		1,154	—		1,127
Depreciation, depletion and amortization expense	345		7	—		352
Impairments	6		2	—		8
Operating income (loss)	219	(1)	(13)	—		206
Interest expense (2)	46		—	—		46
Gain on derivatives	220		—	—		220
Gain on early extinguishment of debt	—		—	7		7
Other income (loss), net	(8)		—	1		(7)
Benefit from income taxes (2)	(401)		—	—		(401)
Assets	6,099	(3)	272	227	(4)	6,598
Capital investments (5)	931		—	2		933

(1)Operating income (loss) for the E&P segment includes $4 million of restructuring charges for the three months ended September 30, 2019 and $12 million and $9 million of restructuring charges for the nine months ended September 30, 2020 and 2019, respectively. The E&P segment operating income (loss) also includes $3 million for the three and nine months ended September 30, 2020 related to acquisition-related charges.
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
(4)Other assets represent corporate assets not allocated to segments and assets for non-reportable segments.  At September 30, 2020 and 2019, other assets included approximately $95 million and $29 million, respectively, in cash and cash equivalents, $74 million and $84 million in right-of-use lease assets, respectively, $18 million and $31 million, respectively, in property, plant and equipment, $10 million and $9 million, respectively, in unamortized debt expense, $5 million and $7 million, respectively, in a non-qualified retirement plan and $3 million and $7 million in prepayments, respectively. Additionally, the September 30, 2019 other asset balance includes $61 million in income taxes receivable and the September 30, 2020 other asset balance includes $7 million in account receivable assets.
(5)Capital investments include decreases of $7 million and $53 million for the three months ended September 30, 2020 and 2019, respectively, and increases of $1 million and $52 million for the nine months ended September 30, 2020 and 2019, respectively, relating to the change in accrued expenditures between years.
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following updates information as to Southwestern Energy Company’s financial condition provided in our 2019 Annual Report and analyzes the changes in the results of operations between the three and nine month periods ended September 30, 2020 and 2019.  For definitions of commonly used natural gas and oil terms used in this Quarterly Report, please refer to the “Glossary of Certain Industry Terms” provided in our 2019 Annual Report.
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
On August 12, 2020, we entered into the Merger Agreement pursuant to which we will acquire all of the outstanding shares of common stock of Montage in exchange for 1.8656 shares of our common stock per share of Montage common stock. Upon the closing of the Merger, Montage will merge with and into Southwestern, with Southwestern continuing as the surviving company. The transaction is expected to close in the fourth quarter of 2020, subject to customary closing conditions, including the approval of the Montage shareholders. The Merger will expand our footprint in Appalachia by supplementing our Northeast Appalachia and Southwest Appalachia operations and by expanding our operations into Ohio.
Marketing. Our marketing activities capture opportunities that arise through the marketing and transportation of natural gas, oil and NGLs primarily produced in our E&P operations.

Recent Financial and Operating Results
Significant third quarter 2020 operating and financial results include:
Total Company
•Net loss of $593 million, or ($1.04) per diluted share, decreased compared to net income of $49 million, or $0.09 per diluted share, for the same period in 2019. The decrease was primarily due to a $361 million non-cash full cost ceiling test impairment, a $292 million reduction in the impact of derivatives (which included a $9 million improvement in settled derivatives and a $301 million reduced impact of unsettled derivatives related to improved forward strip pricing across all commodities, as compared to the same period in 2019) and lower margins associated with reduced commodity prices.
•Operating loss of $381 million increased compared to operating loss of $29 million for the same period in 2019 on a consolidated basis primarily due to a $361 million non-cash full cost ceiling test impairment in the third quarter of 2020. Excluding the non-cash impairment, operating loss of $20 million improved $9 million compared to the same period in 2019 as lower margins associated with reduced commodity prices were more than offset by increased natural gas and liquids production, lower depreciation, depletion and amortization and general and administrative expenses.
•Net cash provided by operating activities of $153 million decreased 22% from $196 million for the same period in 2019 as improvements in settled derivatives discussed above and working capital combined with higher production was more than offset by lower commodity prices and an increase in operating expenses associated with higher liquids production, along with a decrease in capitalized interest expense.
•Total capital investment of $223 million decreased 7% from $240 million for the same period in 2019.
•Completion of a public offering of 63,250,000 shares of common stock at $2.50 per share with net proceeds of approximately $152 million after underwriting discounts and offering expenses.
•Closed an offering of $350 million aggregate principal amount of 8.375% Senior Notes due 2028 with net proceeds of $345 million after underwriting discounts and offering expenses.
E&P
•E&P segment operating loss of $379 million increased from operating loss of $21 million for the same period in 2019, primarily related to the non-cash full cost ceiling test impairment of $361 million in the third quarter of 2020 and lower margins associated with reduced commodity prices.
•Total net production of 221 Bcfe, which was comprised of 78% natural gas and 22% oil and NGLs, increased 9% from 202 Bcfe in the same period in 2019, and our liquids production increased 9% over the same period primarily associated with our NGL production.
•Excluding the effect of derivatives, our realized natural gas price of $1.09 per Mcf decreased 25%, our realized oil price of $29.46 per barrel decreased 37% and our realized NGL price of $10.34 per barrel increased 16% as compared to the same period in 2019. Excluding the effect of derivatives, our total weighted average realized price of $1.34 per Mcfe decreased 22% from the same period in 2019.
•E&P segment invested $223 million in capital; drilling 16 wells, completing 25 wells and placing 30 wells to sales.
Outlook
We expect to continue to exercise capital discipline in our 2020 capital investment program, and we remain committed to our focus on optimizing our portfolio by concentrating our efforts on our highest return investment opportunities, looking for ways to optimize our cost structure and maximize margins in each core area of our business and further developing our knowledge of our asset base. The proposed Merger and the associated expected cost and operational synergies is a reflection of this strategy.
Lower natural gas, oil and NGL prices present challenges to our industry and our Company, as do changes in laws, regulations and investor sentiment and other key factors described in “Risk Factors” in our 2019 Annual Report and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. During the first nine months of 2020, the economic impact of the COVID-19 pandemic and related governmental and societal measures (discussed below), along with the disagreements between OPEC and Russia on production levels, have caused oil prices to decrease 34% since the beginning of 2020. In first nine months of 2020, gains on settled derivatives offset a large portion of the impact of the recent decline in prices, and as of October 27, 2020, we currently have derivative positions in place for over 90% of our expected remaining 2020 production. There can be no assurance that we will be able to add derivative positions to cover the remainder of our expected production at favorable prices. See “Quantitative and Qualitative Disclosures About Market Risk” in Item 3 and Note 8 - Derivatives and Risk Management, in the consolidated financial statements included in this Quarterly Report for further details.
Market Conditions and Commodity Prices

During the first three quarters of 2020, we did not experience any material impact to our ability to operate or market our production due to the direct or indirect impacts of the COVID-19 pandemic. In early March 2020, we instituted additional health measures at our facilities and banned nonessential travel. In mid-March, in advance of state and local governments restricting business operations and imposing “stay-at-home” directives in Pennsylvania, West Virginia and Texas (where our operations and offices are located), we notified employees that those whose work does not require a physical presence should work from home. In late September 2020, based on the totality of the relevant data in each community, we reinstituted a phased return program of office-based employees, and we have instituted additional measures designed to prevent the possible spread of the virus, including social distancing and appropriate personal protective equipment. The Cybersecurity and Infrastructure Security Agency in the U.S. Department of Homeland Security classifies individuals engaged in and supporting exploration for and production of natural gas, oil and NGLs as “essential critical infrastructure workforce,” and to date, state and local governments have followed this guidance and exempted these activities from business closures. Should this situation change, our access to supplies or workers to drill, complete and operate wells could be materially and adversely affected.
Beginning late in the first quarter and extending into the third quarter of 2020, decreased transportation, manufacturing and general economic activity levels prompted by governmental and societal actions to COVID-19 reduced the demand for refined products such as gasoline, distillate and jet fuel and other refined products, as well as NGLs. Reduced demand, along with geopolitical events such as the disagreements between OPEC and Russia on production levels, have caused a significant decline in commodity pricing since the beginning of 2020. Although prices for oil dropped substantially during the first three quarters of 2020, by early in the first quarter we had protected the price of 99% of our expected 2020 oil production through derivatives. In addition, although natural gas prices were not impacted as severely as oil prices, as of September 30, 2020, we have protected the price of approximately 96% of expected remaining 2020 gas production through derivatives.
Late in the second quarter of 2020 and extending into the third quarter of 2020, certain states and local governments began the process of loosening restrictions, allowing businesses to reopen and lifting stay-at-home orders. In addition, OPEC and other countries instituted oil production curtailments. During this same period, oil and NGL prices have improved from historic lows in April due to lower industry-wide production levels and increased export demand, respectively. Further, although the reduced production of natural gas associated with oil wells dampened the effect of lower natural gas demand early in the second quarter, high natural gas storage inventories and lower LNG demand for U.S. cargoes led to a natural gas price decline late in the second quarter. During the third quarter of 2020, as more clarity emerged regarding the projected path for European natural gas storage, global LNG prices rallied substantially and signaled a resumption of U.S. LNG exports beginning in late September 2020. In addition, the recovery of U.S. natural gas production was less robust than most market estimates, lessening concerns of domestic storage balances exceeding capacity towards the end of the injection season in October 2020. As a result of these events, the demand and related pricing for natural gas have improved from earlier in the year, and we continue to mitigate pricing risk for all of our commodities through our proactive derivative program.
The degree to which the COVID-19 pandemic or any other public health crisis adversely impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, its impact on the economy and market conditions, and how quickly and to what extent normal economic and operating conditions can resume. We are continually adjusting our 2020 capital investment program to take into account these changed conditions. If depressed market conditions return, we would proactively continue to adjust our activities and plans. Therefore, while this matter could potentially disrupt our operations, the degree of the adverse financial impact cannot be reasonably estimated at this time.

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
E&P

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2020	2019	2020	2019
Revenues	$298	$348	$853	$1,261
Operating costs and expenses (1)	677	369	3,466	1,042
Operating income (loss)	$(379)	$(21)	$(2,613)	$219

Gain on derivatives, settled (2)	$97	$88	$310	$112
(1)Includes $361 million and $2,490 million related to non-cash full cost ceiling test impairments for the three and nine months ended September 30, 2020, respectively, and $5 million related to the non-cash impairment of other non-core assets for the nine months ended September 30, 2020.
(2)Represents the gain on settled commodity derivatives and is not included in operating income (loss).
Operating Income (Loss)
•E&P segment operating loss increased $358 million for the three months ended September 30, 2020, compared to the same period in 2019, primarily due to a $361 million non-cash full cost ceiling test impairment. Excluding the effect of the impairment, operating loss improved $3 million compared to the same period in 2019 primarily due to lower depreciation, depletion and amortization and general and administrative expenses, partially offset by lower margins associated with decreased commodity pricing.
•Operating income (loss) for the E&P segment decreased $2,832 million for the nine months ended September 30, 2020, compared to the same period in 2019, primarily due to $2,490 million of non-cash full cost ceiling test impairments. Excluding the impact of the ceiling test impairments, operating income (loss) decreased $342 million compared to the same period in 2019 primarily due to lower margins associated with decreased commodity pricing.
Revenues
The following illustrates the effects on sales revenues associated with changes in commodity prices and production volumes:

	Three months ended September 30,
(in millions except percentages)	Natural Gas	Oil	NGLs	Total
2019 sales revenues	$230	$66	$52	$348
Changes associated with prices	(62)	(21)	9	(74)
Changes associated with production volumes	22	(6)	7	23
2020 sales revenues (1)	$190	$39	$68	$297
Increase (decrease) from 2019	(17)%	(41)%	31%	(15)%

	Nine months ended September 30,
(in millions except percentages)	Natural Gas	Oil	NGLs	Total
2019 sales revenues (2)	$918	$151	$191	$1,260
Changes associated with prices	(412)	(71)	(55)	(538)
Changes associated with production volumes	78	27	22	127
2020 sales revenues (3)	$584	$107	$158	$849
Decrease from 2019	(36)%	(29)%	(17)%	(33)%
(1)Excludes $1 million in other operating revenues for the three months ended September 30, 2020 primarily related to gas balancing gains.
(2)Excludes $1 million in other operating revenues for the nine months ended September 30, 2019 primarily related to third-party water sales.
(3)Excludes $4 million in other operating revenues for the nine months ended September 30, 2020 primarily related to gains on purchaser imbalances associated with certain NGLs.

Production Volumes

	For the three months ended September 30,		Increase/(Decrease)	For the nine months ended September 30,		Increase/(Decrease)
Production volumes:	2020	2019		2020	2019
Natural Gas (Bcf)
Northeast Appalachia	121	118	3%	348	343	1%
Southwest Appalachia	52	40	30%	139	106	31%
Total	173	158	9%	487	449	8%

Oil (MBbls)
Southwest Appalachia	1,290	1,413	(9)%	3,764	3,193	18%
Other	4	6	(33)%	12	17	(29)%
Total	1,294	1,419	(9)%	3,776	3,210	18%

NGL (MBbls)
Southwest Appalachia	6,687	5,908	13%	18,924	17,003	11%
Other	—	3	(100)%	2	8	(75)%
Total	6,687	5,911	13%	18,926	17,011	11%

Production volumes by area: (Bcfe)
Northeast Appalachia	121	118	3%	348	343	1%
Southwest Appalachia	100	84	19%	275	227	21%
Total (1)	221	202	9%	623	570	9%

Production percentage: (Bcfe)
Natural gas	78%	78%		78%	79%
Oil	4%	4%		4%	3%
NGL	18%	18%		18%	18%
(1)Approximately 221 Bcfe and 201 Bcfe for the three months ended September 30, 2020 and 2019, respectively, and 622 Bcfe and 569 Bcfe for the nine months ended September 30, 2020 and 2019, respectively, were produced from the Marcellus Shale formation.
•E&P production volumes increased by 19 Bcfe for the three months ended September 30, 2020 compared to the same period in 2019, primarily due to a 19% increase in production volumes in Southwest Appalachia.
•E&P production volumes increased by 53 Bcfe for the nine months ended September 30, 2020 compared to the same period in 2019, primarily due to a 21% increase in production volumes in Southwest Appalachia.
•Oil production decreased 9% and NGL production increased 13% for the three months ended September 30, 2020, compared to the same period in 2019.
•Oil and NGL production increased 18% and 11%, respectively, for the nine months ended September 30, 2020, compared to the same period in 2019.
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

	For the three months ended September 30,		Increase/(Decrease)	For the nine months ended September 30,		Increase/(Decrease)
	2020	2019		2020	2019
Natural Gas Price:
NYMEX Henry Hub Price ($/MMBtu) (1)	$1.98	$2.23	(11)%	$1.88	$2.67	(30)%
Discount to NYMEX (2)	(0.89)	(0.78)	14%	(0.68)	(0.63)	8%
Average realized gas price, excluding derivatives ($/Mcf)	$1.09	$1.45	(25)%	$1.20	$2.04	(41)%
Gain (loss) on settled financial basis derivatives ($/Mcf)	0.12	(0.01)		0.06	(0.02)
Gain (loss) on settled commodity derivatives ($/Mcf)	0.31	0.43		0.39	0.18
Average realized gas price, including derivatives ($/Mcf)	$1.52	$1.87	(19)%	$1.65	$2.20	(25)%

Oil Price:
WTI oil price ($/Bbl)	$40.93	$56.45	(27)%	$38.32	$57.06	(33)%
Discount to WTI	(11.47)	(9.91)	16%	(10.12)	(9.92)	2%
Average oil price, excluding derivatives ($/Bbl)	$29.46	$46.54	(37)%	$28.20	$47.14	(40)%
Gain on settled derivatives ($/Bbl)	17.23	3.13		16.77	2.60
Average oil price, including derivatives ($/Bbl)	$46.69	$49.67	(6)%	$44.97	$49.74	(10)%

NGL Price:
Average realized NGL price, excluding derivatives ($/Bbl)	$10.34	$8.89	16%	$8.37	$11.24	(26)%
Gain on settled derivatives ($/Bbl)	0.16	3.04		1.48	1.94
Average realized NGL price, including derivatives ($/Bbl)	$10.50	$11.93	(12)%	$9.85	$13.18	(25)%
Percentage of WTI, excluding derivatives	25%	16%		22%	20%

Total Weighted Average Realized Price:
Excluding derivatives ($/Mcfe)	$1.34	$1.72	(22)%	$1.36	$2.21	(38)%
Including derivatives ($/Mcfe)	$1.78	$2.16	(18)%	$1.86	$2.41	(23)%
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

The table below presents the amount of our future production in which the basis is protected as of September 30, 2020:

	Volume (Bcf)	Basis Differential
Basis Swaps – Natural Gas
2020	66	$(0.37)
2021	155	(0.12)
2022	127	(0.38)
Total	348

Physical NYMEX Sales Arrangements – Natural Gas
2020	85	$(0.21)
2021	181	(0.26)
2022	35	(0.37)
2023	18	(0.35)
2024	15	(0.50)
2025	12	(0.50)
Total	346
In addition to protecting basis, the table below presents the amount of our future production in which price is financially protected as of September 30, 2020:

	Remaining 2020	Full Year 2021	Full Year 2022	Full Year 2023
Natural gas (Bcf)	173	550	185	25
Oil (MBbls)	1,249	4,019	1,428	111
Ethane (MBbls)	2,629	6,473	325	—
Propane (MBbls)	1,527	4,298	156	—
Normal Butane (MBbls)	195	—	—	—
Natural Gasoline (MBbls)	184	—	—	—
Total financial protection on future production (Bcfe)	208	639	196	26
We refer you to Note 8 of the consolidated financial statements included in this Quarterly Report for additional details about our derivative instruments.
Operating Costs and Expenses

	For the three months ended September 30,			Increase/(Decrease)	For the nine months ended September 30,			Increase/(Decrease)
(in millions except percentages)	2020	2019			2020	2019
Lease operating expenses	$203	$189		7%	$579	$524		10%
General & administrative expenses	27	39	(1)	(31)%	79	108	(1)	(27)%
Montage acquisition-related expenses	3	—		100%	3	—		100%
Restructuring charges	—	4		(100)%	12	9		33%
Taxes, other than income taxes	15	14		7%	38	50		(24)%
Full cost pool amortization	65	123		(47)%	248	328		(24)%
Non-full cost pool DD&A	3	—		100%	12	17		(29)%
Impairments	361	—		100%	2,495	6		41,483%
Total operating costs	$677	$369		83%	$3,466	$1,042		233%
(1)Includes a $6 million residual value guarantee short-fall payment to the previous lessor of our headquarters building and $3 million of legal settlement charges for the three and nine months ended September 30, 2019.

	For the three months ended September 30,				Increase/	For the nine months ended September 30,				Increase/
Average unit costs per Mcfe:	2020		2019		(Decrease)	2020		2019		(Decrease)
Lease operating expenses (1)	$0.91		$0.94		(3)%	$0.93		$0.92		1%
General & administrative expenses	$0.12	(2)	$0.15	(3)	(20)%	$0.13	(2)	$0.17	(3)	(24)%
Taxes, other than income taxes	$0.07		$0.08		(13)%	$0.06		$0.09		(33)%
Full cost pool amortization	$0.29		$0.58		(50)%	$0.40		$0.57		(30)%
(1)Includes post-production costs such as gathering, processing, fractionation and compression.
(2)Excludes $3 million in Montage acquisition-related expenses for the three and nine months ended September 30, 2020 and $12 million in restructuring charges for the nine months ended September 30, 2020.
(3)Excludes $4 million and $9 million of restructuring charges for the three and nine months ended September 30, 2019, respectively. Excludes a $6 million residual value guarantee short-fall payment to the previous lessor of our headquarters building and $3 million of legal settlement charges for the three and nine months ended September 30, 2019.

Lease Operating Expenses
•Lease operating expenses per Mcfe decreased $0.03 for the three months ended September 30, 2020, compared to the same period of 2019, as a decrease related to temporarily reduced gathering and transportation rates in Southwest Appalachia, that became effective late in the second quarter of 2020, was only partially offset by an increase related to a shift towards liquids production, which includes processing fees.
•Lease operating expenses per Mcfe increased $0.01 for the nine months ended September 30, 2020, compared to the same period of 2019, as an increase related to a shift towards liquids production, which includes processing fees, was only partially offset by a decrease related to temporarily reduced gathering and transportation rates in Southwest Appalachia, that became effective late in the second quarter of 2020.
General and Administrative Expenses
•General and administrative expenses for the three and nine months ended September 30, 2019 included a $6 million residual value guarantee shortfall payment to the previous lessor of our headquarters building and $3 million in legal settlement charges. Excluding these amounts, general and administrative expenses decreased $3 million and $20 million for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019, primarily due to decreased personnel costs and the implementation of cost reduction initiatives.
Taxes, Other than Income Taxes
•On a per Mcfe basis, taxes, other than income taxes, may vary from period to period due to changes in ad valorem and severance taxes that result from the mix of our production volumes and fluctuations in commodity prices.  Taxes, other than income taxes, per Mcfe decreased $0.01 and $0.03 for the three and nine months ended September 30, 2020, respectively, compared to the same periods of 2019, primarily due to lower commodity pricing and lower effective severance tax rates in Southwest Appalachia.
Full Cost Pool Amortization
•Our full cost pool amortization rate decreased $0.29 and $0.17 per Mcfe for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019.  The average amortization rate decreased primarily as a result of the impact of $2,129 million in non-cash full cost ceiling test impairments recorded during the first half of 2020.
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
•Unevaluated costs excluded from amortization were $1.4 billion at September 30, 2020, compared to $1.5 billion at December 31, 2019.  The unevaluated costs excluded from amortization decreased as the impact of $84 million of unevaluated capital invested during the period was more than offset by the evaluation of previously unevaluated properties totaling $211 million.

Impairments
•For the three and nine months ended September 30, 2020, we recognized non-cash full cost ceiling test impairments of $361 million and $2,490 million, respectively, primarily due to decreased commodity pricing over the prior twelve months. Additionally, for the nine months ended September 30, 2020, we recognized a $5 million impairment related to other non-core assets.
•During the nine months ended September 30, 2019, we recognized a $6 million impairment to non-core gathering assets.
Marketing

	For the three months ended September 30,		Increase/ (Decrease)	For the nine months ended September 30,		Increase/ (Decrease)
(in millions except volumes and percentages)	2020	2019		2020	2019
Marketing revenues	$495	$592	(16)%	$1,432	$2,158	(34)%
Other operating revenues	—	—	—%	—	1	(100)%
Marketing purchases	491	592	(17)%	1,429	2,148	(33)%
Operating costs and expenses	6	6	—%	17	19	(11)%
Impairments	—	2	(100)%	—	2	(100)%
Loss on sale of operating assets	—	—	—%	—	3	(100)%
Operating loss	$(2)	$(8)	(75)%	$(14)	$(13)	8%

Volumes marketed (Bcfe)	294	279	5%	822	823	—%

Percent natural gas production marketed from affiliated E&P operations	88%	81%		87%	77%
Percent oil and NGL production marketed from affiliated E&P operations	83%	73%		81%	74%
Operating Loss
•Marketing operating loss decreased $6 million for the three months ended September 30, 2020, compared to the same period in 2019, primarily due to a $4 million increase in the marketing margin. In addition, marketing operating loss for the third quarter of 2019 included $2 million in impairments.
•Marketing operating loss increased $1 million for the nine months ended September 30, 2020, compared to the same period in 2019, as a $7 million decrease in the marketing margin was only partially offset by a $2 million decrease in operating costs and expenses. In addition, marketing operating loss for the nine months ended September 30, 2019 included a $3 million loss on the sale of operating assets and $1 million in gas storage gains recorded in other operating revenues.
•The margin generated from marketing activities was $4 million for the three months ended September 30, 2020, less than $1 million for the same period in 2019 and $3 million and $10 million for the nine months ended September 30, 2020 and 2019, respectively. The increase in the marketing margin for the three months ended September 30, 2020, compared to the same period in 2019, resulted primarily from utilizing existing transportation capacity to take advantage of low in-basin pricing on the purchase and sale of third-party natural gas, as well as certain demand charge credits for pipeline downtime. The decrease in marketing margin for the nine months ended September 30, 2020, compared to the same period in 2019, reflects our efforts to optimize the cost of our transportation through the purchase and sale of third-party natural gas.
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
Revenues
•Revenues from our marketing activities decreased $97 million for the three months ended September 30, 2020 compared to the same period in 2019, as a 21% decrease in the price received for volumes marketed was only partially offset by a 15 Bcfe increase in volumes marketed.
•For the nine months ended September 30, 2020, revenues from our marketing activities decreased $726 million compared to the same period in 2019, primarily due to a 34% decrease in the price received for volumes marketed as volumes marketed remained flat.

Operating Costs and Expenses
•Operating costs and expenses for the marketing segment remained flat for the three months ended September 30, 2020 and decreased $2 million for the nine months ended September 30, 2020, compared to the same periods in 2019 primarily due to decreased general and administrative expenses associated with decreased personnel costs and the implementation of cost reduction initiatives.
Consolidated
Restructuring Charges
In February 2020, employees were notified of a workforce reduction plan as a result of a strategic realignment of our organizational structure.  Affected employees were offered a severance package, which included a one-time cash payment depending on length of service and, if applicable, the current value of unvested long-term incentive awards that were forfeited.  We recognized restructuring expense of $12 million for the nine months ended months ended September 30, 2020 related to cash severance, including payroll taxes.
In the third quarter of 2019, we recognized $4 million in restructuring charges consisting of cash severance payments and office consolidation expenses related to the Fayetteville Shale sale, which closed in December 2018. For the nine months ended September 30, 2019, we recognized total restructuring charges of $9 million, of which $4 million was related to cash severance, including payroll taxes withheld, and $5 million primarily related to office consolidation related to the 2018 Fayetteville Shale sale. We refer you to Note 3 to the consolidated financial statements included in this Quarterly Report for additional details about our restructuring charges.
Interest Expense

	For the three months ended September 30,		Increase/(Decrease)	For the nine months ended September 30,		Increase/(Decrease)
(in millions except percentages)	2020	2019		2020	2019
Gross interest expense:
Senior notes	$39	$39	—%	$112	$117	(4)%
Credit arrangements	4	2	100%	11	7	57%
Amortization of debt costs	2	3	(33)%	7	6	17%
Total gross interest expense	45	44	2%	130	130	—%
Less: capitalization	(23)	(27)	(15)%	(67)	(84)	(20)%
Net interest expense	$22	$17	29%	$63	$46	37%
•Interest expense related to our senior notes remained flat for the three months ended September 30, 2020 and decreased for the nine months ended September 30, 2020, compared to the same periods of 2019, as we repurchased $107 million and $114 million of our outstanding senior notes during the first half of 2020 and the last half of 2019, respectively. The decrease during and nine months ended September 30, 2020 was partially offset by the interest associated with the August 2020 public offering of $350 million aggregate principal amount of our 8.375% Senior Notes due 2028.
•Capitalized interest decreased for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019, due to the evaluation of natural gas and oil properties over the past twelve months.
•Capitalized interest decreased as a percentage of gross interest expense for the three and nine months ended September 30, 2020, compared to the same periods in 2019, primarily related to a larger percentage decrease in our unevaluated natural gas and oil properties balance as compared to the smaller percentage decrease in our gross interest expense over the same period.
Gain (Loss) on Derivatives

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2020	2019	2020	2019
Gain (loss) on unsettled derivatives	$(289)	$12	$(272)	$108
Gain on settled derivatives	97	88	310	112
Gain (loss) on derivatives	$(192)	$100	$38	$220
We refer you to Note 8 to the consolidated financial statements included in this Quarterly Report for additional details about our gain (loss) on derivatives.

Gain/Loss on Early Extinguishment of Debt

For the nine months ended September 30, 2020, we recorded a gain on early extinguishment of debt of $35 million as a result of our repurchase of $107 million in aggregate principal amount of our outstanding senior notes for $72 million. There were no debt repurchases in the third quarter of 2020.

For the three months ended September 30, 2019, we recorded a gain on early extinguishment of debt of $7 million as a result of our repurchase of $50 million in aggregate principal amount of our outstanding senior notes. See Note 11 to the consolidated financial statements of this Quarterly Report for more information on our long-term debt.
Income Taxes

	For the three months ended September 30,		For the nine months ended September 30,
(in millions except percentages)	2020	2019	2020	2019
Income tax (benefit) expense	$—	$10	$406	$(401)
Effective tax rate	0%	18%	(16)%	(105)%
•As of the first quarter of 2019, we had sustained a three-year cumulative level of profitability. Based on this factor and other positive evidence including forecasted income, we concluded that it was more likely than not that the deferred tax asset would be realized and released substantially all of the valuation allowance. This resulted in a discrete tax benefit of $400 million being recorded in the first three quarters of 2019. However, due to commodity price declines during 2020 and the write-down of the carrying value of our natural gas and oil properties, in addition to other negative evidence, we concluded that it was more likely than not that these deferred tax assets will not be realized and recorded a discrete tax expense of $408 million for the increase in our valuation allowance in the first quarter of 2020. The net change in valuation allowance is reflected as a component of income tax expense. We also continue to retain a valuation allowance of $87 million related to net operating losses in jurisdictions in which we no longer operate.
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
LIQUIDITY AND CAPITAL RESOURCES
We depend primarily on funds generated from our operations, our 2018 credit facility, our cash and cash equivalents balance and capital markets as our primary sources of liquidity. In October 2020, the banks participating in our 2018 credit facility reaffirmed our elected borrowing base and aggregate commitments to be $1.8 billion. Upon the anticipated closing of the Merger in the fourth quarter of 2020, and satisfaction of related conditions, the elected borrowing base and total aggregate commitments will be increased from $1.8 billion to $2.0 billion, the maximum permitted lien amount based on provisions in certain of our senior note indentures. As of October 27, 2020, we had approximately $1.7 billion of total available liquidity, which exceeds our currently modeled needs, and we remain committed to our strategy of capital discipline. We refer you to Note 11 to the consolidated financial statements included in this Quarterly Report and the section below under “Credit Arrangements and Financing Activities” for additional discussion of our 2018 credit facility and related covenant requirements.
Our cash flow from operating activities is highly dependent upon our ability to sell, and the sales prices that we receive for, our natural gas and liquids production.  Natural gas, oil and NGL prices are subject to wide fluctuations and are driven by market supply and demand, which is impacted by many factors. See “Market Conditions and Commodity Prices” in the Overview section of Item 2 in Part I for additional discussion about current and potential future market conditions. The sales price we receive for our production is also influenced by our commodity hedging activities.  Our derivative contracts allow us to ensure a certain level of cash flow to fund our operations. In the first three quarters of 2020, $310 million in realized gains on derivatives have offset a large portion of the impact of lower commodity prices, and as of October 27, 2020, we currently have derivative positions in place for over 90% of our expected remaining 2020 production, including over 70% of our expected liquids production. There can be no assurance that we will be able to add derivative positions to cover the remainder of our expected production at favorable prices. See “Quantitative and Qualitative Disclosures about Market Risk” in Item 3 in Part I and Note 8 in the consolidated financial statements included in this Quarterly Report for further details.

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
Credit Arrangements and Financing Activities
In April 2018, we replaced our credit facility entered into in 2016 with a new revolving credit facility (the “2018 credit facility”) with a group of banks that, as amended, has a maturity date of April 2024.  The 2018 credit facility has an aggregate maximum revolving credit amount of $3.5 billion and, in October 2020, the banks participating in our 2018 credit facility reaffirmed the borrowing base to be $1.8 billion, which also reflects our aggregate commitments. The borrowing base is subject to redetermination at least twice a year, in April and October, and is subject to change based primarily on drilling results, commodity prices, our future derivative position, the level of capital investment and operating costs. Upon the anticipated closing of the Merger in the fourth quarter of 2020, and satisfaction of related conditions, the borrowing base and total aggregate commitments will be increased from $1.8 billion to $2.0 billion. On October 8, 2020, we entered into an amendment to the credit agreement governing the 2018 credit facility to, among other matters, limit our unrestricted cash and cash equivalents to $200 million when loans under the 2018 credit facility are outstanding, subject to certain exceptions, and to increase the applicable rate by 25 basis points on loans outstanding under the 2018 credit facility. The 2018 credit facility is secured by substantially all of our assets, including most of our subsidiaries. The permitted lien provisions in certain senior note indentures currently limit liens securing indebtedness to the greater of $2.0 billion or 25% of adjusted consolidated net tangible assets. We may utilize the 2018 credit facility in the form of loans and letters of credit. As of September 30, 2020, we had no borrowings outstanding on our 2018 credit facility and $203 million in outstanding letters of credit. We refer you to Note 11 to the consolidated financial statements included in this Quarterly Report for additional discussion of our revolving credit facility.
As of September 30, 2020, we were in compliance with all of the covenants contained in the credit agreement governing our revolving credit facility. Our ability to comply with financial covenants in future periods depends, among other things, on the success of our development program and upon other factors beyond our control, such as the market demand and prices for natural gas and liquids. We refer you to Note 11 of the consolidated financial statements included in this Quarterly Report for additional discussion of the covenant requirements of our 2018 credit facility.
The credit status of the financial institutions participating in our revolving credit facility could adversely impact our ability to borrow funds under the revolving credit facility.  Although we believe all of the lenders under the facility have the ability to provide funds, we cannot predict whether each will be able to meet their obligation to us. We refer you to Note 11 to the consolidated financial statements included in this Quarterly Report for additional discussion of our revolving credit facility.
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

In August 2020, we completed a public offering of $350 million aggregate principal amount of our 2028 Notes, with net proceeds from the offering totaling approximately $345 million after underwriting discounts and offering expenses. The 2028 Notes were sold at 100% of their face value and are subject to special mandatory redemption at par plus accrued and unpaid interest if the merger does not close on or prior to February 12, 2021 or we determine, in our sole discretion, that the consummation of the merger cannot or is not reasonably likely to be satisfied by February 12, 2021. Concurrent with our 2028 Notes offering, we amended our 2018 credit facility to, among other things, add a springing maturity trigger if at least $450 million of the Montage Notes have not been redeemed, refinanced or amended prior to April 15, 2023, such that their maturity date is extended to a date on or after July 24, 2024.
In August 2020, we completed a public offering of 63,250,000 shares of our common stock with an offering price to the public of $2.50 per share. Net proceeds, after deducting underwriting discounts and offering expenses were approximately $152 million. The proceeds from the common stock offering, in conjunction with the issuance of the 2028 Notes and additional borrowings on our revolving credit facility, will be used to fund a redemption of $510 million aggregate principal amount of Montage Notes in connection with the closing of the Merger. Pending the consummation of the Merger, a portion of these net proceeds has temporarily been used to repay revolving credit facility borrowings until the anticipated redemption of the Montage Notes.
During the first nine months of 2020, we repurchased $6 million of our 4.10% Senior Notes due 2022, $36 million of our 4.95% Senior Notes due 2025, $21 million of our 7.50% Senior Notes due 2026 and $44 million of our 7.75% Senior Notes due 2027 for $72 million, and recognized a $35 million gain on the extinguishment of debt.
For the three months ended September 30, 2019, we recorded a $7 million gain on extinguishment of debt as a result of our repurchase of $50 million in aggregate principal amount of our outstanding senior notes. We refer you to Note 11 to the consolidated financial statements included in this Quarterly Report for additional discussion of our senior notes.
Because of the focused work on refinancing and repayment of our debt during the last three years, only $207 million of our senior notes outstanding as of September 30, 2020 are scheduled to become due prior to 2025.
At October 27, 2020, we had a long-term issuer credit rating of Ba2 by Moody’s (rating and stable outlook affirmed on April 2, 2020), a long-term debt rating of BB- by S&P (rating affirmed and outlook upgraded to stable on October 15, 2020) and a long-term issuer default rating of BB by Fitch Ratings.  On April 7, 2020, S&P downgraded our bond rating to BB-, which has the effect of increasing the interest rate on the 2025 Notes to 6.45%. The first coupon payment to the bondholders at the higher interest rate will be January 2021. Any further upgrades or downgrades in our public debt ratings by Moody’s or S&P could decrease or increase our cost of funds, respectively.
Cash Flows

	For the nine months ended September 30,
(in millions)	2020	2019
Net cash provided by operating activities	$407	$739
Net cash used in investing activities	(698)	(835)
Net cash provided by (used in) financing activities	381	(76)
Cash Flow from Operating Activities

	For the nine months ended September 30,
(in millions)	2020	2019
Net cash provided by operating activities	$407	$739
Add back (subtract) changes in working capital	(9)	(88)
Net cash provided by operating activities, net of changes in working capital	$398	$651
•Net cash provided by operating activities decreased 45%, or $332 million, for the nine months ended September 30, 2020, compared to the same period in 2019, primarily due to a $538 million decrease resulting from lower commodity prices, a $79 million decreased impact of working capital, an $18 million increase in operating costs, a $7 million decrease in marketing margin and a $17 million decrease in interest expense. These decreases were partially offset by a $198 million increase in our settled derivatives and a $127 million increase associated with increased production.
•Net cash generated from operating activities, net of changes in working capital, provided 56% of our cash requirements for capital investments for the nine months ended September 30, 2020, compared to providing 70% of our cash requirements for capital investments for the same period in 2019. Consistent with past years, our capital program for 2020 is weighted to the first half of the year. We remain committed to our disciplined capital strategy.

Cash Flow from Investing Activities
•Total capital investments decreased $17 million for the three months ended September 30, 2020, compared to the same period in 2019, primarily due to an $8 million decrease in direct E&P capital investments and an $8 million decrease in capitalized interest and internal costs.
•Total capital investments decreased $228 million for the nine months ended September 30, 2020, compared to the same period in 2019, due to a $192 million decrease in direct E&P capital investments and a $34 million decrease in capitalized interest and internal costs, as compared to the same period in 2019.

	For the nine months ended September 30,
(in millions)	2020	2019
Additions to properties and equipment	$700	$877
Adjustments for capital investments
Changes in capital accruals	1	52
Other (1)	4	4
Total capital investment	$705	$933
(1)Includes capitalized non-cash stock-based compensation and costs to retire assets, which are classified as cash used in operating activities.
Capital Investment

	For the three months ended September 30,		Increase/(Decrease)	For the nine months ended September 30,		Increase/(Decrease)
(in millions except percentages)	2020	2019		2020	2019
E&P capital investment	$223	$239	(7)%	$705	$931	(24)%
Other capital investment (1)	—	1	(100)%	—	2	(100)%
Total capital investment	$223	$240	(7)%	$705	$933	(24)%
(1)Other capital investment was immaterial for the three and nine months ended September 30, 2020 and 2019.

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2020	2019	2020	2019
E&P Capital Investments by Type:
Exploratory and development drilling, including workovers	$163	$176	$550	$711
Acquisition of properties	15	9	29	32
Seismic expenditures	—	—	—	2
Water infrastructure project	5	6	8	32
Other	3	3	12	14
Capitalized interest and expenses	37	45	106	140
Total E&P capital investments	$223	$239	$705	$931

E&P Capital Investments by Area:
Northeast Appalachia	$98	$74	$299	$306
Southwest Appalachia	117	154	386	575
Other E&P (1)	8	11	20	50
Total E&P capital investments	$223	$239	$705	$931
(1)Includes $5 million and $6 million for the three months ended September 30, 2020 and 2019, respectively, and $8 million and $32 million for the nine months ended September 30, 2020 and 2019, respectively, related to our water infrastructure project.

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Gross Operated Well Count Summary:
Drilled	16	24	84	95
Completed	25	30	78	101
Wells to sales	30	34	73	89
Actual capital expenditure levels may vary significantly from period to period due to many factors, including drilling results, natural gas, oil and NGL prices, industry conditions, the prices and availability of goods and services, and the extent to which properties are acquired or non-strategic assets are sold.

Cash Flow from Financing Activities
•In the first nine months of 2020, we repurchased $107 million in aggregate principal amount of our outstanding senior notes at a discount for $72 million, and recognized a $35 million gain on the extinguishment of debt. In addition, we completed the previously mentioned debt offering which resulted in $345 million in net proceeds and an equity offering which resulted in $152 million in net proceeds.
We refer you to Note 11 of the consolidated financial statements included in this Quarterly Report for additional discussion of our outstanding debt and credit facilities.
Working Capital
We had negative working capital of $256 million at September 30, 2020, an $87 million decrease from December 31, 2019, as a $90 million increase in cash and cash equivalents, a $109 million decrease in accounts payable and a $23 million decrease in firm transportation liabilities, as compared to December 31, 2019, were more than offset by a $106 million decrease in accounts receivable and a $202 million reduction in the current mark-to-market value of our derivative position related to improved forward strip pricing across all commodities, as compared to December 2019. We believe that our existing cash and cash equivalents, our anticipated cash flows from operations and our available credit facility will be sufficient to meet our working capital and operational spending requirements. We expect to use our revolving credit facility to redeem the Montage Notes and repay the Montage credit facility upon the anticipated closing of the pending Merger in the fourth quarter of 2020. See Note 2 to the consolidated financial statements included in this Quarterly Report for additional discussion about the Merger.
Off-Balance Sheet Arrangements
We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations.  As of September 30, 2020, our material off-balance sheet arrangements and transactions include operating service arrangements and $203 million in letters of credit outstanding against our 2018 credit facility.  There are no other transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of our capital resources.  For more information regarding off-balance sheet arrangements, we refer you to “Contractual Obligations and Contingent Liabilities and Commitments” in our 2019 Annual Report.
Contractual Obligations and Contingent Liabilities and Commitments
We have various contractual obligations in the normal course of our operations and financing activities.  Other than the firm transportation and gathering agreements discussed below, there have been no material changes to our contractual obligations from those disclosed in our 2019 Annual Report.
Contingent Liabilities and Commitments
As of September 30, 2020, we had commitments for demand and similar charges under firm transportation and gathering agreements to guarantee access capacity on natural gas and liquids pipelines and gathering systems totaled approximately $7.1 billion, $405 million of which related to access capacity on future pipeline and gathering infrastructure projects that still require the granting of regulatory approvals and/or additional construction efforts.  This amount also included guarantee obligations of up to $1.0 billion.  As of September 30, 2020, future payments under non-cancelable firm transportation and gathering agreements are as follows:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	5 to 8 years	More than 8 Years
Infrastructure currently in service	$6,704	$582	$1,308	$1,078	$1,411	$2,325
Pending regulatory approval and/or construction (1)	405	3	9	23	52	318
Total transportation charges	$7,109	$585	$1,317	$1,101	$1,463	$2,643
(1)Based on the estimated in-service dates as of September 30, 2020.
Included in the transportation charges above are $27 million (due in less than one year) related to certain agreements that remain in the name of our marketing affiliate but are expected to be paid in full by the purchaser of the Fayetteville Shale assets. Of these amounts, we may be obligated to reimburse the purchaser for a portion of volumetric shortfalls during 2020 (up to $13 million) under these transportation agreements and have currently recorded a $10 million liability as of September 30, 2020, down from $46 million recorded at December 31, 2019.

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
Substantially all of our employees are covered by defined benefit and postretirement benefit plans.  For the nine months ended September 30, 2020, we have contributed $12 million to the pension and postretirement benefit plans, and we expect no further contributions to our pension plan during the remainder of 2020.  We recognized liabilities of $36 million and $43 million as of September 30, 2020 and December 31, 2019, respectively, as a result of the underfunded status of our pension and other postretirement benefit plans.  See Note 14 to the consolidated financial statements included in this Quarterly Report for additional discussion about our pension and other postretirement benefits.
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
Supplemental Guarantor Financial Information
As discussed in Note 11, in April 2018 the Company entered into the 2018 credit facility.  Pursuant to requirements under the indentures governing our senior notes, each 100% owned subsidiary that became a guarantor of the 2018 credit facility also became a guarantor of each of our senior notes (the “Guarantor Subsidiaries”). The Guarantor Subsidiaries also granted liens and security interests to support their guarantees under the 2018 credit facility but not of the senior notes.   These guarantees are full and unconditional and joint and several among the Guarantor Subsidiaries.  Certain of our operating units which are accounted for on a consolidated basis do not guarantee the 2018 credit facility and senior notes.
Upon the anticipated closing of the Company’s merger with Montage in the fourth quarter of 2020, certain Montage entities owning oil and gas properties will become guarantors to the 2018 credit facility.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risks relating to our operations result primarily from the volatility in commodity prices, basis differentials and interest rates, as well as service costs and credit risk concentrations.  We use fixed price swap agreements, options and basis swaps to reduce the volatility of earnings and cash flow due to fluctuations in the prices of natural gas, oil and certain NGLs.  Our Board of Directors has approved risk management policies and procedures to utilize financial products for the reduction of defined commodity price risk.  These policies prohibit speculation with derivatives and limit swap agreements to counterparties with appropriate credit standings.
Credit Risk
Our exposure to concentrations of credit risk consists primarily of trade receivables and derivative contracts associated with commodities trading.  Concentrations of credit risk with respect to receivables are limited due to the large number of our purchasers and their dispersion across geographic areas.  However, at September 30, 2020, one purchaser accounted for 10% of our revenues. A default on this account could have a material impact on the Company, but we do not believe that there is a material risk of a default. As of December 31, 2019, no single purchaser accounted for greater than 10% of revenues. We believe that the loss of any one customer would not have an adverse effect on our ability to sell our natural gas, oil and NGL production. See “Commodities Risk” below for discussion of credit risk associated with commodities trading.
Interest Rate Risk
As of September 30, 2020, we had approximately $2.5 billion of outstanding senior notes with a weighted average interest rate of 7.02%, and we had no borrowings under our revolving credit facility.  At September 30, 2020, we had a long-term issuer credit rating of Ba2 by Moody’s, a long-term debt rating of BB- by S&P and a long-term issuer default rating of BB by Fitch Ratings.  In April 2020, S&P downgraded our bond rating to BB-, which had the effect of increasing the interest rate on our 2025 Notes to 6.45% following the July 23, 2020 interest payment date. The first coupon payment to the bondholders at the higher interest rate will be paid in January 2021. Any further upgrades or downgrades in our public debt ratings by Moody’s or S&P could decrease or increase our cost of funds, respectively.

	Expected Maturity Date
($ in millions)	2021	2022	2023	2024	2025	Thereafter	Total
Fixed rate payments (1)	$—	$207	$—	$—	$856	$1,408	$2,471
Weighted average interest rate	—%	4.10%	—%	—%	6.45%	7.80%	7.02%

Variable rate payments (1)	$—	$—	$—	$—	$—	$—	$—
Weighted average interest rate	—%	—%	—%	—%	—%	—%	—%
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
The primary market risks relating to our derivative contracts are the volatility in market prices and basis differentials for our production.  However, the market price risk is offset by the gain or loss recognized upon the related sale or purchase of the production that is financially protected.  Credit risk relates to the risk of loss as a result of non-performance by our counterparties.  The counterparties are primarily major banks and integrated energy companies that management believes present minimal credit risks.  The credit quality of each counterparty and the level of financial exposure we have to each counterparty are closely monitored to limit our credit risk exposure.  Additionally, we perform both quantitative and qualitative assessments of these counterparties based on their credit ratings and credit default swap rates where applicable.  We have not incurred any counterparty losses related to non-performance and do not anticipate any losses given the information we have currently.  However, we cannot be certain that we will not experience such losses in the future.  The fair value of our derivative assets and liabilities includes a non-performance risk factor. We refer you to Note 8 and Note 10 of the consolidated financial statements included in this Quarterly Report for additional details about our derivative instruments and their fair value.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act.  Our disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, accumulate and communicate information to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and submission within the time periods specified in the SEC’s rules and forms.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those determined to be effective can provide only a level of reasonable assurance with respect to financial statement preparation and presentation.  Based on the evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2020 at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Refer to “Litigation” and “Environmental Risk” in Note 12 to the consolidated financial statements included in Item 1 of Part I of this Quarterly Report for a discussion of the Company’s legal proceedings.
ITEM 1A. RISK FACTORS
There were no additions or material changes to our risk factors as disclosed in Item 1A of Part I in the Company’s 2019 Annual Report and Item 1A of Part II in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, except as set forth below.
There can be no assurances when or if the Merger will be completed.
Although we expect to complete the Merger by the end of 2020, there can be no assurances as to the exact timing of the completion of the Merger or that the Merger will be completed at all. The completion of the Merger is subject to numerous conditions, including, among others, (i) the approval of the Merger Agreement by the holders of a majority of the outstanding shares of Montage common stock entitled to vote, (ii) the absence of any law, order or injunction prohibiting the Merger, (iii) the expiration or earlier termination of the waiting period under the Hart–Scott–Rodino Antitrust Improvements Act of 1976, as amended, (iv) the SEC having declared effective Southwestern’s Registration Statement on Form S-4 filed in connection with the Merger, (v) the accuracy of each party’s representations and warranties, and (vi) each party’s compliance with its covenants and agreements contained in the Merger Agreement. There can be no assurance that the conditions required to complete the Merger will be satisfied or waived on the anticipated schedule, or at all.
If the Merger does not close, Southwestern will not benefit from the expenses incurred in connection therewith.
If the Merger is not completed, Southwestern will have incurred substantial expenses for which no ultimate benefit will have been received. Southwestern has incurred out-of-pocket expenses in connection with the Merger for investment banking, legal and accounting fees and financial printing and other costs and expenses, much of which will be incurred even if the Merger is not completed. The expenses we incur in connection with the Merger will likely exceed any expense reimbursement or termination fee payment that we may be entitled to receive under the Merger Agreement.
Termination of the Merger Agreement or failure to otherwise complete the Merger could negatively impact Southwestern’s business and financial results.
Termination of the Merger Agreement or any failure to otherwise complete the Merger may result in various consequences, including:
•Southwestern’s business may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger;

•the market price of the notes may decline to the extent that the market price prior to termination reflects a market assumption that the Merger will be completed; and
•negative reactions from the financial markets and customers may occur if the anticipated benefits of the Merger are not able to be realized. Such anticipated benefits may include, among others, operational efficiencies, cost savings, and synergies.
If the Merger is not consummated, Southwestern cannot assure that the risks described above will not negatively impact the business, financial results, and ability to repay its outstanding indebtedness.
Potential litigation against Southwestern or Montage could result in an injunction preventing the completion of the Merger or a judgment resulting in the payment of damages.
Stockholders of Southwestern and/or Montage may file lawsuits against Southwestern or Montage and/or the directors and officers of either company in connection with the Merger. These lawsuits could prevent or delay the completion of the Merger and result in significant costs to Southwestern, including any costs associated with the indemnification of directors and officers. The defense or settlement of any lawsuit or claim that remains unresolved at the time the Merger is completed may adversely affect Southwestern’s business, financial condition, results of operations and cash flows.
If the Merger is completed, Southwestern may not achieve the anticipated benefits of the Merger, and the Merger may disrupt its current plans or operations.
The success of the Merger will depend, in part, on Southwestern’s ability to realize the anticipated benefits and cost savings from combining Southwestern’s and Montage’s businesses, and there can be no assurance that Southwestern and Montage will be able to successfully integrate or otherwise realize the anticipated benefits of the Merger. Difficulties in integrating Southwestern and Montage may result in the combined company performing differently than expected, in operational challenges, or in the failure to realize anticipated expense-related efficiencies. Potential difficulties that may be encountered in the integration process include, among others:
•the inability to successfully integrate Montage in a manner that permits the achievement of full revenue, expected cash flows and cost savings anticipated from the Merger;
•not realizing anticipated operating synergies;
•integrating personnel from the two companies and the loss of key employees;
•potential unknown liabilities and unforeseen expenses or delays associated with and following the completion of the Merger;
•integrating relationships with customers, vendors and business partners;
•performance shortfalls as a result of the diversion of management’s attention caused by completing the Merger and integrating Montage’s operations; and
•the disruption of, or the loss of momentum in, Southwestern’s ongoing business or inconsistencies in standards, controls, procedures and policies.
Completion of the Merger may trigger change in control or other provisions in certain agreements to which Montage is a party, which may have an adverse impact on the combined company’s business and results of operations.
The completion of the Merger may trigger change in control and other provisions in certain agreements to which Montage is a party. For those agreements for which we and Montage are unable to negotiate waivers of those provisions, the counterparties may exercise their rights and remedies under the agreements, potentially terminating the agreements or seeking monetary damages. The foregoing or similar developments may have an adverse impact on the combined company’s business and results of operations.
The combined company may record goodwill and other intangible assets that could become impaired and result in material non-cash charges to the results of operations of the combined company in the future.
We will account for the merger as an acquisition of a business in accordance with GAAP. Under the acquisition method of accounting, the assets and liabilities of Montage and its subsidiaries will be recorded, as of completion, at their respective fair values and added to ours. Our reported financial condition and results of operations for periods after completion of the merger will reflect Montage’s balances and results after completion of the merger but will not be restated retroactively to reflect the historical financial position or results of operations of Montage and its subsidiaries for periods prior to the merger.

Under the acquisition method of accounting, the total purchase price will be allocated to Montage’s tangible assets and liabilities and identifiable intangible assets based on their fair values as of the date of completion of the merger. The excess of the purchase price over those fair values, if any, will be recorded as goodwill. To the extent the value of goodwill or intangibles, if any, becomes impaired in the future, the combined company may be required to incur material non-cash charges relating to such impairment. The combined company’s operating results may be significantly impacted from both the impairment and the underlying trends in the business that triggered the impairment.
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
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

(2.1)
Agreement and Plan of Merger, dated as of August 12, 2020, by and between Southwestern Energy Company and Montage Resources Corporation (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K/A filed on August 12, 2020)

(3.1)	Amended and Restated Certificate of Incorporation of Southwestern Energy Company. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed May 24, 2010)
(3.2)
Amended and Restated Bylaws of Southwestern Energy Company, as amended on April 28, 2020 (Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed April 30, 2020)

(4.1)
Fourth Supplemental Indenture, dated as of August 27, 2020 among Southwestern Energy Company, U.S. Bank National Association, as trustee and the guarantors named therein (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed August 27, 2020)

(4.2)	Form of 8.375% Notes due 2028 (Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed August 27, 2020)
(10.1)
Support Agreement, dated as of August 12, 2020, by and among certain stockholders affiliated with EnCap Investments L.P. and Southwestern Energy Company (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 12, 2020)

(10.2)*	Amendment No. 6 to Credit Agreement, dated as of July 31, 2020, among Southwestern Energy Company, the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent for the lenders
(10.3)
Amendment No. 7 to Credit Agreement, dated as of August 18, 2020, among Southwestern Energy Company, the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 20, 2020)

(10.4)
Amendment No. 8 to Credit Agreement, dated as of October 8, 2020, among Southwestern Energy Company, the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 8, 2020)

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

SOUTHWESTERN ENERGY COMPANY
Registrant

Dated:	October 29, 2020	/s/ JULIAN M. BOTT
Julian M. Bott Executive Vice President and Chief Financial Officer
໿