Form 10-Q
period 2021-03-31
SOUTHWESTERN ENERGY CO
filed 2021-04-29
CIK 7332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the quarterly period ended March 31, 2021
Or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of April 27, 2021
Common Stock, Par Value $0.01	676,850,759

SOUTHWESTERN ENERGY COMPANY
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended March 31,
(in millions, except share/per share amounts)	2021	2020
Operating Revenues:
Gas sales	$464	$248
Oil sales	81	52
NGL sales	173	50
Marketing	352	239
Other	2	3
	1,072	592
Operating Costs and Expenses:
Marketing purchases	356	248
Operating expenses	250	193
General and administrative expenses	38	26
Montage merger-related expenses	1	—
Restructuring charges	6	10
Depreciation, depletion and amortization	96	113
Impairments	—	1,479
Taxes, other than income taxes	24	13
	771	2,082
Operating Income (Loss)	301	(1,490)
Interest Expense:
Interest on debt	50	40
Other interest charges	3	2
Interest capitalized	(22)	(23)
	31	19

Gain (Loss) on Derivatives	(191)	339
Gain on Early Extinguishment of Debt	—	28
Other Income, Net	1	1

Income (Loss) Before Income Taxes	80	(1,141)
Provision (Benefit) for Income Taxes:
Current	—	(2)
Deferred	—	408
	—	406
Net Income (Loss)	$80	$(1,547)

Earnings (Loss) Per Common Share:
Basic	$0.12	$(2.86)
Diluted	$0.12	$(2.86)

Weighted Average Common Shares Outstanding:
Basic	675,385,145	540,308,491
Diluted	679,867,825	540,308,491

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the three months ended March 31,
(in millions)	2021	2020
Net income (loss)	$80	$(1,547)

Change in value of pension and other postretirement liabilities:
Amortization of prior service cost and net loss included in net periodic pension cost (1)	—	—

Comprehensive income (loss)	$80	$(1,547)

(1)The amortization of prior service costs and net loss along with corresponding tax benefits for the three months ended March 31, 2021 and March 31, 2020 were immaterial.

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2021	December 31, 2020

ASSETS	(in millions)
Current assets:
Cash and cash equivalents	$4	$13
Accounts receivable, net	400	368
Derivative assets	157	241
Other current assets	41	49
Total current assets	602	671
Natural gas and oil properties, using the full cost method, including $1,488 million as of March 31, 2021 and $1,472 million as of December 31, 2020 excluded from amortization	27,532	27,261
Other	493	523
Less: Accumulated depreciation, depletion and amortization	(23,741)	(23,673)
Total property and equipment, net	4,284	4,111
Operating lease assets	155	163
Deferred tax assets	—	—
Other long-term assets	206	215
Total long-term assets	361	378
TOTAL ASSETS	$5,247	$5,160
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$207	$—
Accounts payable	639	573
Taxes payable	67	74
Interest payable	55	58
Derivative liabilities	338	245
Current operating lease liabilities	41	42
Other current liabilities	23	20
Total current liabilities	1,370	1,012
Long-term debt	2,812	3,150
Long-term operating lease liabilities	111	117
Long-term derivative liabilities	168	183
Pension and other postretirement liabilities	40	45
Other long-term liabilities	160	156
Total long-term liabilities	3,291	3,651
Commitments and contingencies (Note 12)
Equity:
Common stock, $0.01 par value; 1,250,000,000 shares authorized; issued 721,195,122 shares as of March 31, 2021 and 718,795,700 shares as of December 31, 2020	7	7
Additional paid-in capital	5,102	5,093
Accumulated deficit	(4,283)	(4,363)
Accumulated other comprehensive loss	(38)	(38)
Common stock in treasury, 44,353,224 shares as of March 31, 2021 and December 31, 2020	(202)	(202)
Total equity	586	497
TOTAL LIABILITIES AND EQUITY	$5,247	$5,160

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
(in millions)	2021	2020
Cash Flows From Operating Activities:
Net income (loss)	$80	$(1,547)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	96	113
Amortization of debt issuance costs	2	1
Impairments	—	1,479
Deferred income taxes	—	408
(Gain) loss on derivatives, unsettled	169	(246)
Stock-based compensation	—	1
Gain on early extinguishment of debt	—	(28)
Change in assets and liabilities:
Accounts receivable	(33)	53
Accounts payable	33	(86)
Taxes payable	(8)	(6)
Interest payable	(2)	1
Inventories	9	8
Other assets and liabilities	1	9
Net cash provided by operating activities	347	160

Cash Flows From Investing Activities:
Capital investments	(227)	(228)
Proceeds from sale of property and equipment	1	—
Other	(1)	—
Net cash used in investing activities	(227)	(228)

Cash Flows From Financing Activities:
Payments on long-term debt	—	(52)
Payments on revolving credit facility	(923)	(500)
Borrowings under revolving credit facility	790	615
Change in bank drafts outstanding	7	5
Cash paid for tax withholding	(3)	—
Net cash provided by (used in) financing activities	(129)	68

Decrease in cash and cash equivalents	(9)	—
Cash and cash equivalents at beginning of year	13	5
Cash and cash equivalents at end of period	$4	$5

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury		Total
	Shares Issued	Amount				Shares	Amount

	(in millions, except share amounts)
Balance at December 31, 2020	718,795,700	$7	$5,093	$(4,363)	$(38)	44,353,224	$(202)	$497
Comprehensive income:
Net income	—	—	—	80	—	—	—	80
Other comprehensive income	—	—	—	—	—	—	—	—
Total comprehensive income	—	—	—	—	—	—	—	80
Stock-based compensation	—	—	—	—	—	—	—	—
Issuance of restricted stock	10,067	—	—	—	—	—	—	—
Cancellation of restricted stock	(405)	—	—	—	—	—	—	—
Restricted units granted	2,136,882	—	8	—	—	—	—	8
Performance units vested	1,001,505	—	4	—	—	—	—	4
Tax withholding – stock compensation	(748,627)	—	(3)	—	—	—	—	(3)
Balance at March 31, 2021	721,195,122	$7	$5,102	$(4,283)	$(38)	44,353,224	$(202)	$586

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury		Total
	Shares Issued	Amount				Shares	Amount

	(in millions, except share amounts)
Balance at December 31, 2019	585,555,923	$6	$4,726	$(1,251)	$(33)	44,353,224	$(202)	$3,246
Comprehensive income:
Net loss	—	—	—	(1,547)	—	—	—	(1,547)
Other comprehensive income	—	—	—	—	—	—	—	—
Total comprehensive loss	—	—	—	—	—	—	—	(1,547)
Stock-based compensation	—	—	1	—	—	—	—	1
Issuance of restricted stock	12,397	—	—	—	—	—	—	—
Cancellation of restricted stock	(167,130)	—	—	—	—	—	—	—
Treasury stock	—	—	—	—	—	—	—	—
Restricted units granted	1,005,976	—	1	—	—	—	—	1
Tax withholding – stock compensation	(383,731)	—	—	—	—	—	—	—
Balance at March 31, 2020	586,023,435	$6	$4,728	$(2,798)	$(33)	44,353,224	$(202)	$1,701

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
E&P. Southwestern’s primary business is the exploration for and production of natural gas, oil and NGLs, with ongoing operations focused on the development of unconventional natural gas and oil reservoirs located in Pennsylvania, West Virginia and Ohio. The Company’s operations in northeast Pennsylvania, herein referred to as “Northeast Appalachia,” are primarily focused on the unconventional natural gas reservoir known as the Marcellus Shale. Operations in West Virginia, Ohio and southwest Pennsylvania, herein referred to as “Southwest Appalachia,” are focused on the Marcellus Shale, the Utica and the Upper Devonian unconventional natural gas and oil reservoirs. Collectively, Southwestern refers to its properties located in Pennsylvania, Ohio and West Virginia as “Appalachia.” The Company also operates drilling rigs located in Appalachia, and provides certain oilfield products and services, principally serving the Company’s E&P activities through vertical integration.
Marketing. Southwestern’s marketing activities capture opportunities that arise through the marketing and transportation of natural gas, oil and NGLs primarily produced in its E&P operations.
The accompanying consolidated financial statements were prepared using accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission.  Certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been appropriately condensed or omitted in this Quarterly Report.  The comparability of certain 2021 amounts to prior periods could be impacted as a result of the Merger (as defined below) with Montage Resources (“Montage”) in November 2020. The Company believes the disclosures made are adequate to make the information presented not misleading.
The consolidated financial statements contained in this report include all normal and recurring material adjustments that, in the opinion of management, are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented herein.  It is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Annual Report”).
The Company’s significant accounting policies, which have been reviewed and approved by the Audit Committee of the Company’s Board of Directors, are summarized in Note 1 in the Notes to the Consolidated Financial Statements included in the Company’s 2020 Annual Report.

(2) ACQUISITION
Montage Resources Merger
On August 12, 2020, Southwestern entered into an Agreement and Plan of Merger (the “Agreement and Plan of Merger”) with Montage whereby Montage would merge with and into Southwestern, with Southwestern continuing as the surviving company (the "Merger"). On November 12, 2020, Montage’s stockholders voted to approve the Merger and it was made effective on November 13, 2020. The Merger added to Southwestern’s oil and gas portfolio in Appalachia.
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
In anticipation of the Merger, in August 2020 Southwestern issued $350 million of new senior unsecured notes and 63,250,000 shares of common stock for $152 million after deducting underwriting discounts and offering expenses. The Company used the net proceeds from the debt and common stock offerings and borrowings under its revolving credit facility to fund a redemption of $510 million aggregate principal amount of Montage's outstanding 8.875% senior notes due 2023 (the "Montage Notes") and related accrued interest in connection with the closing of the Merger. See Note 7 and Note 11 for additional information.

The Merger constituted a business combination and was accounted for using the acquisition method of accounting. The following table presents the fair value of consideration transferred to Montage stockholders as a result of the Merger:

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

The assets acquired and liabilities assumed were recorded at their preliminary estimated fair values at the date of the Merger. The following table sets forth the fair value of the assets acquired and liabilities assumed as of the acquisition date. Although the purchase price allocation is substantially complete as of the date of this filing, there may be further adjustments to the Company’s natural gas and oil properties as the studies necessary to determine the fair value are finalized. These amounts will be finalized no later than one year from the acquisition date. For the three months ended March 31, 2021 there were no changes to the allocation presented in the 2020 Form 10-K.

(in millions)	As of November 13, 2020
Consideration:
Fair value of Southwestern’s stock issued on November 13, 2020	$213
Fair Value of Assets Acquired:
Cash and cash equivalents	3
Accounts receivable	73
Other current assets	1
Commodity derivative assets	11
Evaluated oil and gas properties	1,012
Unevaluated oil and gas properties	90
Other property, plant and equipment	28
Other long-term assets	26
Total assets acquired	1,244
Fair Value of Liabilities Assumed:
Accounts payable	145
Other current liabilities	49
Derivative liabilities	70
Revolving credit facility	200
Senior unsecured notes	522
Asset retirement obligations	28
Other noncurrent liabilities	17
Total liabilities assumed	1,031
Net Assets Acquired and Liabilities Assumed	$213
For the three months ended March 31, 2021, revenues and operating income associated with the operations acquired through the Merger totaled $130 million and $61 million, respectively.
The following table presents selected unaudited pro forma condensed financial information for the three months ended March 31, 2020 as if the Merger had occurred on January 1, 2019:

(in millions, except per share amounts)	Pro forma results for the three months ended March 31, 2020
Revenues	$725
Net income (loss) attributable to common stock	$(1,498)

The unaudited pro forma information is not necessarily indicative of the operating results that would have occurred had the Merger been completed at January 1, 2019, nor is it necessarily indicative of future operating results of the combined entity. The unaudited pro forma information gives effect to the Merger and related equity and debt issuances along with the use of proceeds therefrom as if they had occurred on January 1, 2019. The unaudited pro forma information for 2020 is a result of combining the statements of operations of Southwestern with the pre-Merger results of Montage from January 1, 2020, and 2019 and included adjustments for revenues and direct expenses. The pro forma results exclude any cost savings anticipated as a result of the Merger and the impact of any Merger-related costs. The pro forma results include adjustments to DD&A (depreciation, depletion and amortization) based on the purchase price allocated to property, plant, and equipment and the estimated useful lives as well as adjustments to interest expense. Interest expense was adjusted to reflect the retirement of the Montage senior notes, the Montage credit facility, all related accrued interest and the associated decrease in amortization of issuance costs related to the Montage notes and revolving line of credit. This decrease was partially offset by increases in interest on debt associated with the issuance of $350 million in new 8.375% Senior Notes due 2028 related to the Southwestern debt offering and borrowings under Southwestern’s credit facility used to pay off the Montage notes, Montage credit facility and related accrued interest. Management believes the estimates and assumptions are reasonable, and the relative effects of the Merger are properly reflected.
Montage Merger-Related Expenses
For the three months ended March 31, 2021, the Company incurred $1 million in Merger-related expenses primarily related to one-time severance costs and the accelerated vesting of certain Montage share-based awards, based on the terms of the Agreement and Plan of Merger, for former Montage employees that continued to assist with the transition into 2021.
(3) RESTRUCTURING CHARGES

On February 24, 2021, the Company notified employees of a workforce reduction plan as part of an ongoing strategic effort to reposition its portfolio, optimize operational performance and improve margins. Affected employees were offered a severance package, which included a one-time payment depending on length of service and, if applicable, the current value of unvested long-term incentive awards that were forfeited. These costs were recognized as restructuring charges for the three months ended March 31, 2021, and were substantially complete by the end of the first quarter of 2021.
In February 2020, the Company notified employees of a workforce reduction plan as a result of a strategic realignment of the Company’s organizational structure. Affected employees were offered a severance package, which included a one-time payment depending on length of service and, if applicable, the current value of unvested long-term incentive awards that were forfeited. These costs were recognized as restructuring charges for the three months ended March 31, 2020, and were substantially complete by the end of the first quarter of 2020.
The following table presents a summary of the restructuring charges included in Operating Income (Loss) for the three months ended March 31, 2021 and 2020:

	For the three months ended March 31,
(in millions)	2021	2020
Severance (including payroll taxes) (1)	$6	$10
(1)Total restructuring charges were $6 million and $10 million for the Company’s E&P segment for the three months ended March 31, 2021 and March 31, 2020, respectively.
The following table presents a reconciliation of the liability associated with the Company’s restructuring activities at March 31, 2021, which is reflected in accounts payable on the consolidated balance sheet:

(in millions)
Liability at December 31, 2020	$3
Additions	6
Distributions	(9)
Liability at March 31, 2021	$—

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
Disaggregation of Revenues
The Company presents a disaggregation of E&P revenues by product on the consolidated statements of operations net of intersegment revenues.  The following table reconciles operating revenues as presented on the consolidated statements of operations to the operating revenues by segment:

(in millions)	E&P	Marketing	Intersegment Revenues	Total
Three months ended March 31, 2021
Gas sales	$451	$—	$13	$464
Oil sales	80	—	1	81
NGL sales	173	—	—	173
Marketing	—	996	(644)	352
Other (1)	1	1	—	2
Total	$705	$997	$(630)	$1,072

Three months ended March 31, 2020
Gas sales	$239	$—	$9	$248
Oil sales	52	—	—	52
NGL sales	50	—	—	50
Marketing	—	548	(309)	239
Other (2)	3	—	—	3
Total	$344	$548	$(300)	$592
(1)For the three months ended March 31, 2021, other E&P revenues consists primarily of gains on purchaser imbalances associated with certain NGLs and other Marketing revenues consists primarily of sales of gas from storage.
(2)For the three months ended March 31, 2020, other E&P revenues consists primarily of gains on purchaser imbalances associated with certain NGLs.

Associated E&P revenues are also disaggregated for analysis on a geographic basis by the core areas in which the Company operates, which are in Pennsylvania, West Virginia and Ohio.

	For the three months ended March 31,
(in millions)	2021	2020
Northeast Appalachia	$263	$195
Southwest Appalachia	441	149
Other	1	—
Total	$705	$344
Receivables from Contracts with Customers
The following table reconciles the Company’s receivables from contracts with customers to consolidated accounts receivable as presented on the consolidated balance sheet:

(in millions)	March 31, 2021	December 31, 2020
Receivables from contracts with customers	$381	$350
Other accounts receivable	19	18
Total accounts receivable	$400	$368
Amounts recognized against the Company’s allowance for doubtful accounts related to receivables arising from contracts with customers were immaterial for the three months ended March 31, 2021 and 2020.  The Company has no contract assets or contract liabilities associated with its revenues from contracts with customers.
(5) CASH AND CASH EQUIVALENTS
The following table presents a summary of cash and cash equivalents as of March 31, 2021 and December 31, 2020:

(in millions)	March 31, 2021	December 31, 2020
Cash	$4	$13
Marketable securities (1)	—	—
Total	$4	$13
(1)Typically consists of government stable value money market funds.
(6) NATURAL GAS AND OIL PROPERTIES
The Company utilizes the full cost method of accounting for costs related to the exploration, development and acquisition of natural gas and oil properties.  Under this method, all such costs (productive and nonproductive), including salaries, benefits and other internal costs directly attributable to these activities, are capitalized on a country-by-country basis and amortized over the estimated lives of the properties using the units-of-production method.  These capitalized costs are subject to a ceiling test that limits such pooled costs, net of applicable deferred taxes, to the aggregate of the present value of future net revenues attributable to proved natural gas, oil and NGL reserves discounted at 10% (standardized measure).  Any costs in excess of the ceiling are written off as a non-cash expense.  The expense may not be reversed in future periods, even though higher natural gas, oil and NGL prices may subsequently increase the ceiling.  Companies using the full cost method are required to use the average quoted price from the first day of each month from the previous 12 months, including the impact of derivatives designated for hedge accounting, to calculate the ceiling value of their reserves. The Company had no hedge positions that were designated for hedge accounting as of March 31, 2021. Prices used to calculate the ceiling value of reserves were as follows:

	March 31, 2021	March 31, 2020
Natural gas (per MMBtu)	$2.16	$2.30
Oil (per Bbl)	$40.01	$55.77
NGLs (per Bbl)	$13.57	$9.96
Using the average quoted prices above, adjusted for market differentials, the Company’s net book value of its United States natural gas and oil properties did not exceed the ceiling amount at March 31, 2021, and the Company had no derivative positions that were designated for hedge accounting as of March 31, 2021. Decreases in market prices as well as changes in production rates, levels of reserves, evaluation of costs excluded from amortization, future development costs and production costs could result in future ceiling test impairments.

No impairment expense was recorded for the three months ended March 31, 2021 in relation to the recently acquired Montage natural gas and oil properties. These properties were recorded at fair value as of November 13, 2020, in accordance with Accounting Standards Codification (“ASC”) Topic 820 – Fair Value Measurement. In the fourth quarter of 2020, pursuant to SEC guidance, the Company determined that the fair value of the properties acquired at the closing of the Merger clearly exceeded the related full-cost ceiling limitation beyond a reasonable doubt and received a waiver from the SEC to exclude the properties acquired in the Merger from the ceiling test calculation. This waiver was granted for all reporting periods through and including the quarter ending September 30, 2021, as long as the Company can continue to demonstrate that the fair value of properties acquired clearly exceeds the full cost ceiling limitation beyond a reasonable doubt in each reporting period. As part of the waiver received from the SEC, the Company is required to disclose what the full cost ceiling test impairment amounts for all periods presented in each applicable quarterly and annual filing would have been if the waiver had not been granted. The fair value of the properties acquired in the Merger was based on forward strip natural gas and oil pricing existing at the date of the Merger, and the Company affirmed that there has not been a material decline to the fair value of these acquired assets since the Merger. The properties acquired in the Merger have an unamortized cost at March 31, 2021 of $1,102 million. Due to the improvement in commodity prices in the first quarter of 2021, no impairment charge would have been recorded for the three months ended March 31, 2021 had the recently acquired Montage natural gas and oil properties been included in the full cost ceiling test.
The Company’s net book value of its United States natural gas and oil properties exceeded the ceiling by $1.5 billion at March 31, 2020, resulting in a non-cash ceiling test impairment for the three months ended March 31, 2020.
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
The following table presents the computation of earnings per share for the three months ended March 31, 2021 and 2020:

	For the three months ended March 31,
(in millions, except share/per share amounts)	2021	2020
Net income (loss)	$80	$(1,547)

Number of common shares:
Weighted average outstanding	675,385,145	540,308,491
Issued upon assumed exercise of outstanding stock options	—	—
Effect of issuance of non-vested restricted common stock	870,541	—
Effect of issuance of non-vested restricted units	804,944	—
Effect of issuance of non-vested performance units	2,807,195	—
Weighted average and potential dilutive outstanding	679,867,825	540,308,491

Earnings per common share
Basic	$0.12	$(2.86)
Diluted	$0.12	$(2.86)

The following table presents the common stock shares equivalent excluded from the calculation of diluted earnings per share for the three months ended March 31, 2021 and 2020, as they would have had an antidilutive effect:

	For the three months ended March 31,
	2021	2020
Unexercised stock options	3,795,091	4,584,563
Unvested share-based payment	—	1,006,860
Restricted stock units	3,987,291	1,312,293
Performance units	—	2,275,498
Total	7,782,382	9,179,214

(8) DERIVATIVES AND RISK MANAGEMENT
The Company is exposed to volatility in market prices and basis differentials for natural gas, oil and NGLs which impacts the predictability of its cash flows related to the sale of those commodities.  These risks are managed by the Company’s use of certain derivative financial instruments.  As of March 31, 2021, the Company’s derivative financial instruments consisted of fixed price swaps, two-way costless collars, three-way costless collars, basis swaps, call options, swaptions and interest rate swaps.  A description of the Company’s derivative financial instruments is provided below:

Fixed price swaps	If the Company sells a fixed price swap, the Company receives a fixed price for the contract and pays a floating market price to the counterparty. If the Company purchases a fixed price swap, the Company receives a floating market price for the contract and pays a fixed price to the counterparty.

Two-way costless collars	Arrangements that contain a fixed floor price (“purchased put option”) and a fixed ceiling price (“sold call option”) based on an index price which, in aggregate, have no net cost. At the contract settlement date, (1) if the index price is higher than the ceiling price, the Company pays the counterparty the difference between the index price and ceiling price, (2) if the index price is between the floor and ceiling prices, no payments are due from either party, and (3) if the index price is below the floor price, the Company will receive the difference between the floor price and the index price.

Three-way costless collars	Arrangements that contain a purchased put option, a sold call option and a sold put option based on an index price that, in aggregate, have no net cost. At the contract settlement date, (1) if the index price is higher than the sold call strike price, the Company pays the counterparty the difference between the index price and sold call strike price, (2) if the index price is between the purchased put strike price and the sold call strike price, no payments are due from either party, (3) if the index price is between the sold put strike price and the purchased put strike price, the Company will receive the difference between the purchased put strike price and the index price, and (4) if the index price is below the sold put strike price, the Company will receive the difference between the purchased put strike price and the sold put strike price.

Basis swaps	Arrangements that guarantee a price differential for natural gas from a specified delivery point. If the Company sells a basis swap, the Company receives a payment from the counterparty if the price differential is greater than the stated terms of the contract and pays the counterparty if the price differential is less than the stated terms of the contract. If the Company purchases a basis swap, the Company pays the counterparty if the price differential is greater than the stated terms of the contract and receives a payment from the counterparty if the price differential is less than the stated terms of the contract.

Options (Calls and Puts)	The Company purchases and sells options in exchange for premiums. If the Company purchases a call option, the Company receives from the counterparty the excess (if any) of the market price over the strike price of the call option at the time of settlement, but if the market price is below the call’s strike price, no payment is due from either party. If the Company sells a call option, the Company pays the counterparty the excess (if any) of the market price over the strike price of the call option at the time of settlement, but if the market price is below the call’s strike price, no payment is due from either party. If the Company purchases a put option, the Company receives from the counterparty the excess (if any) of the strike price over the market price of the put option at the time of settlement, but if the market price is above the put’s strike price, no payment is due from either party. If the Company sells a put option, the Company pays the counterparty the excess (if any) of the strike price over the market price of the put option at the time of settlement, but if the market price is above the put’s strike price, no payment is due from either party.

Swaptions	Instruments that refer to an option to enter into a fixed price swap. In exchange for an option premium, the purchaser gains the right but not the obligation to enter a specified swap agreement with the issuer for specified future dates. If the Company sells a swaption, the counterparty has the right to enter into a fixed price swap wherein the Company receives a fixed price for the contract and pays a floating market price to the counterparty. If the Company purchases a swaption, the Company has the right to enter into a fixed price swap wherein the Company receives a floating market price for the contract and pays a fixed price to the counterparty.

Interest rate swaps	Interest rate swaps are used to fix or float interest rates on existing or anticipated indebtedness. The purpose of these instruments is to manage the Company’s existing or anticipated exposure to unfavorable interest rate changes.
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

The following tables provide information about the Company’s financial instruments that are sensitive to changes in commodity prices and that are used to protect the Company’s exposure. None of the financial instruments below are designated for hedge accounting treatment.  The tables present the notional amount, the weighted average contract prices and the fair value by expected maturity dates as of March 31, 2021:

Financial Protection on Production
		Weighted Average Price per MMBtu
	Volume (Bcf)	Swaps	Sold Puts	Purchased Puts	Sold Calls	Basis Differential	Fair Value at March 31, 2021 (in millions)
Natural Gas
2021
Fixed price swaps	176	$2.79	$—	$—	$—	$—	$14
Two-way costless collars	195	—	—	2.57	2.93	—	1
Three-way costless collars	218	—	2.17	2.50	2.84	—	(23)
Total	589						$(8)
2022
Fixed price swaps	112	$2.68	$—	$—	$—	$—	$(2)
Two-way costless collars	63	—	—	2.52	3.03	—	(3)
Three-way costless collars	278	—	2.06	2.50	2.97	—	(13)
Total	453						$(18)
2023
Three-way costless collars	103	$—	$2.05	$2.46	$3.01	$—	$(4)

Basis Swaps
2021	233	$—	$—	$—	$—	$(0.49)	$39
2022	220	—	—	—	—	(0.44)	24
2023	119	—	—	—	—	(0.56)	4
2024	24	—	—	—	—	(0.64)	1
2025	9	—	—	—	—	(0.64)	—
Total	605						$68

	Volume (MBbls)	Weighted Average Strike Price per Bbl				Fair Value at March 31, 2021 (in millions)
		Swaps	Sold Puts	Purchased Puts	Sold Calls
Oil
2021
Fixed price swaps	3,272	$49.27	$—	$—	$—	$(29)
Two-way costless collars	156	—	—	37.79	45.73	(2)
Three-way costless collars	1,498	—	37.86	47.70	53.10	(10)
Total	4,926					$(41)
2022
Fixed price swaps	1,719	$48.54	$—	$—	$—	$(10)
Three-way costless collars	1,380	—	39.89	50.23	57.05	(4)
Total	3,099					$(14)
2023
Three-way costless collars	1,268	$—	$33.97	$45.51	$56.12	$(4)

Ethane
2021
Fixed price swaps	4,429	$7.17	$—	$—	$—	$(11)
Two-way costless collars	440	—	—	7.14	10.40	—
Total	4,869					$(11)
2022
Fixed price swaps	1,758	$8.68	$—	$—	$—	$(1)
Two-way costless collars	135	—	—	7.56	9.66	—
Total	1,893					$(1)

Propane
2021
Fixed price swaps	5,443	$20.84	$—	$—	$—	$(69)
2022
Fixed price swaps	2,723	$21.83	$—	$—	$—	$(14)
Three-way costless collars	305	—	16.80	21.00	31.92	(1)
Total	3,028					(15)

Normal Butane
2021
Fixed price swaps	1,568	$25.30	$—	$—	$—	$(19)
2022
Fixed price swaps	888	$24.47	$—	$—	$—	$(5)

Natural Gasoline
2021
Fixed price swaps	1,513	$37.91	$—	$—	$—	$(27)
2022
Fixed price swaps	857	$40.48	$—	$—	$—	$(8)

Other Derivative Contracts
	Volume (Bcf)	Weighted Average Strike Price per MMBtu	Fair Value at March 31, 2021 (in millions)
Call Options – Natural Gas (Net)
2021	57	$3.19	$(4)
2022	77	3.00	(16)
2023	46	2.94	(10)
2024	9	3.00	(3)
Total	189		$(33)
Put Options – Natural Gas
2021	14	$2.00	$—
2022	5	2.00	(1)
Total	19		$(1)

	Volume (MBbls)	Weighted Average Strike Price per Bbl	Fair Value at March 31, 2021 (in millions)
Call Options – Oil
2021	171	$60.00	$(1)

	Volume (Bcf)	Weighted Average Strike Price per MMBtu	Fair Value at March 31, 2021 (in millions)
Swaptions – Natural Gas
2021 (1)	18	$3.00	$(1)
(1)The Company has sold swaptions with an underlying tenor of January 2022 to December 2022, with an exercise date of December 23, 2021.

	Volume (Bcf)	Weighted Average Strike Price per MMBtu		Fair Value at March 31, 2021 (in millions)
		Swaps	Basis Differential
Storage (1)
2021
Purchased fixed price swaps	2	$2.34	$—	$—
Purchased basis swaps	1	—	(0.88)	—
Fixed price swaps	—	2.23	—	—
Basis swaps	—	—	(0.57)	—
Total	3			$—
2022
Purchased fixed price swaps	—	$2.14	$—	$—
Fixed price swaps	2	2.82	—	—
Basis swaps	1	—	(0.57)	—
Total	3			$—
(1)The Company has entered into certain derivatives to protect the value of volumes of natural gas injected into a storage facility that will be withdrawn and sold at a later date.

Purchased Fixed Price Swaps – Marketing (Natural Gas) (1)	Volume (Bcf)	Weighted Average Strike Price per MMBtu	Fair Value at March 31, 2021 (in millions)
2021	4	2.44	1
(1)The Company has entered into a limited number of derivatives to protect the value of certain long-term sales contracts.
At March 31, 2021, the net fair value of the Company’s financial instruments related to commodities was a $211 million liability and included a net reduction of the liability of less than $1 million related to non-performance risk. See Note 10 for additional details regarding the Company’s fair value measurements of its derivative positions.
As of March 31, 2021, the Company had no positions designated for hedge accounting treatment. Gains and losses on derivatives that are not designated for hedge accounting treatment, or do not meet hedge accounting requirements, are recorded as a component of gain (loss) on derivatives on the consolidated statements of operations. Accordingly, the gain (loss) on derivatives component of the statement of operations reflects the gain and losses on both settled and unsettled derivatives. Only the settled gains and losses are included in the Company’s realized commodity price calculations.
The balance sheet classification of the assets and liabilities related to derivative financial instruments (none of which are designated for hedge accounting treatment) is summarized below as of March 31, 2021 and December 31, 2020:

Derivative Assets
		Fair Value
(in millions)	Balance Sheet Classification	March 31, 2021	December 31, 2020
Derivatives not designated as hedging instruments:
Purchased fixed price swaps – natural gas	Derivative assets	$1	$1
Fixed price swaps – natural gas	Derivative assets	25	37
Fixed price swaps – oil	Derivative assets	—	13
Two-way costless collars – natural gas	Derivative assets	39	54
Three-way costless collars – natural gas	Derivative assets	39	57
Three-way costless collars – oil	Derivative assets	6	15
Basis swaps – natural gas	Derivative assets	46	60
Call options – natural gas	Derivative assets	1	4
Fixed price swaps – natural gas	Other long-term assets	—	7
Fixed price swaps – oil	Other long-term assets	—	2
Fixed price swaps – propane	Other long-term assets	1	—
Two-way costless collars – natural gas	Other long-term assets	2	20
Three-way costless collars – natural gas	Other long-term assets	82	87
Three-way costless collars – oil	Other long-term assets	14	15
Basis swaps – natural gas	Other long-term assets	39	15
Interest rate swaps	Other long-term assets	1	—
Total derivative assets		$296	$387

Derivative Liabilities
		Fair Value
(in millions)	Balance Sheet Classification	March 31, 2021	December 31, 2020
Derivatives not designated as hedging instruments:
Fixed price swaps – natural gas	Derivative liabilities	$12	$7
Fixed price swaps – oil	Derivative liabilities	32	12
Fixed price swaps – ethane	Derivative liabilities	11	10
Fixed price swaps – propane	Derivative liabilities	76	36
Fixed price swaps – normal butane	Derivative liabilities	21	8
Fixed price swaps – natural gasoline	Derivative liabilities	30	13
Two-way costless collars – natural gas	Derivative liabilities	39	43
Two-way costless collars – oil	Derivative liabilities	2	1
Three-way costless collars – natural gas	Derivative liabilities	73	82
Three-way costless collars – oil	Derivative liabilities	17	15
Basis swaps – natural gas	Derivative liabilities	9	3
Call options – natural gas	Derivative liabilities	13	12
Call options – oil	Derivative liabilities	1	—
Put options – natural gas	Derivative liabilities	1	1
Swaptions – natural gas	Derivative liabilities	1	2
Fixed price swaps – natural gas	Long-term derivative liabilities	1	3
Fixed price swaps – oil	Long-term derivative liabilities	7	2
Fixed price swaps – ethane	Long-term derivative liabilities	1	—
Fixed price swaps – propane	Long-term derivative liabilities	8	2
Fixed price swaps – normal butane	Long-term derivative liabilities	3	1
Fixed price swaps – natural gasoline	Long-term derivative liabilities	5	2
Two-way costless collars – natural gas	Long-term derivative liabilities	4	21
Three-way costless collars – natural gas	Long-term derivative liabilities	88	102
Three-way costless collars – oil	Long-term derivative liabilities	21	15
Three-way costless collars – propane	Long-term derivative liabilities	1	—
Basis swap – natural gas	Long-term derivative liabilities	8	7
Call options – natural gas	Long-term derivative liabilities	21	28
Total derivative liabilities		$506	$428

The following tables summarize the before-tax effect of the Company’s derivative instruments on the consolidated statements of operations for the three months ended March 31, 2021 and 2020:

Unsettled Gain (Loss) on Derivatives Recognized in Earnings
	Consolidated statement of Operations Classification of Gain (Loss) on Derivatives, Unsettled	For the three months ended March 31,
Derivative Instrument		2021		2020

		(in millions)
Purchased fixed price swaps – natural gas	Gain (Loss) on Derivatives	$—		$(1)
Purchased fixed price swaps – oil	Gain (Loss) on Derivatives	—		(5)
Fixed price swaps – natural gas	Gain (Loss) on Derivatives	(22)		103
Fixed price swaps – oil	Gain (Loss) on Derivatives	(40)		118
Fixed price swaps – ethane	Gain (Loss) on Derivatives	(2)		12
Fixed price swaps – propane	Gain (Loss) on Derivatives	(45)		36
Fixed price swaps – normal butane	Gain (Loss) on Derivatives	(15)		—
Fixed price swaps – natural gasoline	Gain (Loss) on Derivatives	(20)		—
Two-way costless collars – natural gas	Gain (Loss) on Derivatives	(12)		(4)
Two-way costless collars – oil	Gain (Loss) on Derivatives	(1)		19
Two-way costless collars – propane	Gain (Loss) on Derivatives	—		2
Three-way costless collars – natural gas	Gain (Loss) on Derivatives	—		(51)
Three-way costless collars – oil	Gain (Loss) on Derivatives	(18)		25
Three-way costless collars – propane	Gain (Loss) on Derivatives	(1)		—
Basis swaps – natural gas	Gain (Loss) on Derivatives	3		(1)
Call options – natural gas	Gain (Loss) on Derivatives	3		(5)
Call options – oil	Gain (Loss) on Derivatives	(1)		1
Swaptions – natural gas	Gain (Loss) on Derivatives	1		—
Purchased fixed price swap – natural gas storage	Gain (Loss) on Derivatives	—		(1)
Fixed price swap – natural gas storage	Gain (Loss) on Derivatives	—		(1)
Interest rate swaps	Gain (Loss) on Derivatives	1		(1)
Total gain (loss) on unsettled derivatives		$(169)		$246

Settled Gain (Loss) on Derivatives Recognized in Earnings (1)
	Consolidated statement of Operations Classification of Gain (Loss) on Derivatives, Settled	For the three months ended March 31,
Derivative Instrument		2021		2020

		(in millions)
Purchased fixed price swaps – natural gas	Gain (Loss) on Derivatives	$—		$(1)
Fixed price swaps – natural gas	Gain (Loss) on Derivatives	5		5
Fixed price swaps – oil	Gain (Loss) on Derivatives	(17)		9
Fixed price swaps – ethane	Gain (Loss) on Derivatives	(4)		6
Fixed price swaps – propane	Gain (Loss) on Derivatives	(30)		10
Fixed price swaps – normal butane	Gain (Loss) on Derivatives	(7)		—
Fixed price swaps – natural gasoline	Gain (Loss) on Derivatives	(9)		—
Two-way costless collars – natural gas	Gain (Loss) on Derivatives	2		6
Two-way costless collars – oil	Gain (Loss) on Derivatives	(1)		3
Two-way costless collars – propane	Gain (Loss) on Derivatives	—		1
Three-way costless collars – natural gas	Gain (Loss) on Derivatives	1		36
Three-way costless collars – oil	Gain (Loss) on Derivatives	(1)		1
Basis swaps – natural gas	Gain (Loss) on Derivatives	41		16
Put options – natural gas	Gain (Loss) on Derivatives	(2)	(2)	—
Fixed price swaps – natural gas storage	Gain (Loss) on Derivatives	—		1
Total gain (loss) on settled derivatives		$(22)		$93

Total gain (loss) on derivatives		$(191)		$339
(1)The Company calculates gain (loss) on derivatives, settled, as the summation of gains and losses on positions that settled within the period.

(2)Includes $2 million amortization of premiums paid related to certain natural gas put options for the three months ended March 31, 2021 which is included in gain (loss) on derivatives on the consolidated statements of operations.
(9) RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in accumulated other comprehensive income for the first three months of 2021 were related to the Company’s pension and other postretirement benefits. The following tables detail the components of accumulated other comprehensive income and the related tax effects for the three months ended March 31, 2021:

(in millions)	Pension and Other Postretirement	Foreign Currency	Total
Beginning balance December 31, 2020	$(24)	$(14)	$(38)
Other comprehensive income before reclassifications	—	—	—
Amounts reclassified from other comprehensive income (1)	—	—	—
Net current-period other comprehensive income	—	—	—
Ending balance March 31, 2021	$(24)	$(14)	$(38)

Details about Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations	Amount Reclassified from Accumulated Other Comprehensive Income
For the three months ended March 31, 2021
(in millions)
Pension and other postretirement:
Amortization of prior service cost and net gain (1)	Other Income, Net	$—
	Provision (Benefit) for Income Taxes	—
	Net Income (Loss)	$—

Total reclassifications for the period	Net Income (Loss)	$—

(1) For the three months ended March 31, 2021, the amount reclassified from accumulated other comprehensive income was immaterial. See Note 14 for additional details regarding the Company’s pension and other postretirement benefit plans.
(10) FAIR VALUE MEASUREMENTS
Assets and liabilities measured at fair value on a recurring basis
The carrying amounts and estimated fair values of the Company’s financial instruments as of March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021		December 31, 2020
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$4	$4	$13	$13
2018 revolving credit facility due April 2024	567	567	700	700
Senior notes (1)	2,471	2,640	2,471	2,609
Derivative instruments, net	(210)	(210)	(41)	(41)
(1)Excludes unamortized debt issuance costs and debt discounts.
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
Derivative Instruments: The Company measures the fair value of its derivative instruments based upon a pricing model that utilizes market-based inputs, including, but not limited to, the contractual price of the underlying position, current market prices, natural gas and liquids forward curves, discount rates such as the LIBOR curve for a similar duration of each outstanding position, volatility factors and non-performance risk. Non-performance risk considers the effect of the Company’s credit standing on the fair value of derivative liabilities and the effect of counterparty credit standing on the fair value of derivative assets. Both inputs to the model are based on published credit default swap rates and the duration of each outstanding derivative position. As of March 31, 2021 and December 31, 2020, the impact of non-performance risk on the fair value of the Company’s net derivative asset position was a decrease of the net liability of less than $1 million and $1 million, respectively.
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
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 31, 2021
	Fair Value Measurements Using:
(in millions)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets (Liabilities) at Fair Value
Assets
Purchased fixed price swaps	$—	$1	$—	$1
Fixed price swaps	—	26	—	26
Two-way costless collars	—	41	—	41
Three-way costless collars	—	141	—	141
Basis swaps	—	85	—	85
Call options	—	1	—	1
Interest rate swap	—	1	—	1
Liabilities
Fixed price swaps	—	(207)	—	(207)
Two-way costless collars	—	(45)	—	(45)
Three-way costless collars	—	(200)	—	(200)
Basis swaps	—	(17)	—	(17)
Call options	—	(35)	—	(35)
Put options	—	(1)	—	(1)
Swaptions	—	(1)	—	(1)
Total (1)	$—	$(210)	$—	$(210)
(1)Includes a net reduction to the liability fair value of less than $1 million related to estimated nonperformance risk.

	December 31, 2020
	Fair Value Measurements Using:
(in millions)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets (Liabilities) at Fair Value
Assets
Purchased fixed price swaps	$—	$1	$—	$1
Fixed price swaps	—	59	—	59
Two-way costless collars	—	74	—	74
Three-way costless collars	—	174	—	174
Basis swaps	—	75	—	75
Call options	—	4	—	4
Liabilities
Fixed price swaps	—	(96)	—	(96)
Two-way costless collars	—	(65)	—	(65)
Three-way costless collars	—	(214)	—	(214)
Basis swaps	—	(10)	—	(10)
Call options	—	(40)	—	(40)
Put options	—	(1)	—	(1)
Swaptions	—	(2)	—	(2)
Total (1)	$—	$(41)	$—	$(41)
(1)Includes a net reduction to the liability fair value of $1 million related to estimated nonperformance risk.
(11) DEBT
The components of debt as of March 31, 2021 and December 31, 2020 consisted of the following:

	March 31, 2021
(in millions)	Debt Instrument	Unamortized Issuance Expense		Unamortized Debt Discount	Total
Current portion of long-term debt:
4.10% Senior Notes due March 2022	$207	$—		$—	$207
Total current portion of long-term debt	$207	$—		$—	$207

Long-term debt:
Variable rate (2.09% at March 31, 2021) 2018 revolving credit facility due April 2024	$567	$—	(1)	$—	$567
4.95% Senior Notes due January 2025 (2)	856	(4)		(1)	851
7.50% Senior Notes due April 2026	618	(5)		—	613
7.75% Senior Notes due October 2027	440	(4)		—	436
8.375% Senior Notes due September 2028	350	(5)		—	345
Total long-term debt	$2,831	$(18)		$(1)	$2,812

Total debt	$3,038	$(18)		$(1)	$3,019

	December 31, 2020
(in millions)	Debt Instrument	Unamortized Issuance Expense		Unamortized Debt Discount	Total
Long-term debt:
Variable rate (2.11% at December 31, 2020) 2018 term loan facility due April 2024	$700	$—	(1)	$—	$700
4.10% Senior Notes due March 2022	207	—		—	207
4.95% Senior Notes due January 2025 (2)	856	(4)		(1)	851
7.50% Senior Notes due April 2026	618	(6)		—	612
7.75% Senior Notes due October 2027	440	(5)		—	435
8.375% Senior Notes due September 2028	350	(5)		—	345
Total long-term debt	$3,171	$(20)		$(1)	$3,150

(1)At March 31, 2021 and December 31, 2020, unamortized issuance expense of $11 million and $12 million, respectively, associated with the 2018 credit facility (as defined below) was classified as other long-term assets on the consolidated balance sheets.
(2)Effective in July 2018, the interest rate was 6.20% for the 2025 Notes, reflecting a net downgrade in the Company’s bond ratings since the initial offering. On April 7, 2020, S&P downgraded the Company’s bond rating to BB-, which had the effect of increasing the interest rate on the 2025 Notes to 6.45% following the July 23, 2020 interest payment date. The first coupon payment to the bondholders at the higher interest rate was paid in January 2021.
The following is a summary of scheduled debt maturities by year as of March 31, 2021:

(in millions)
2021	$—
2022	207
2023	—
2024	567
2025	856
Thereafter	1,408
$3,038
(1)The Company’s current revolving credit facility matures in 2024.
Credit Facilities
2018 Revolving Credit Facility
In April 2018, the Company replaced its credit facility that was entered into in 2016 with a new revolving credit facility (the “2018 credit facility”) with a group of banks that, as amended, has a maturity date of April 2024.  The 2018 credit facility has an aggregate maximum revolving credit amount of $3.5 billion and, in March 2021, the banks participating in the 2018 credit facility reaffirmed the elected borrowing base and aggregate commitments to be $2.0 billion. The borrowing base is subject to redetermination at least twice a year, in April and October, and is secured by substantially all of the assets owned by the Company and its subsidiaries. The permitted lien provisions in certain senior note indentures currently limit liens securing indebtedness to the greater of $2.0 billion or 25% of adjusted consolidated net tangible assets.
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

The 2018 credit facility contains customary events of default that include, among other things, the failure to comply with the financial covenants described above, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments and cross-defaults to material indebtedness.  If an event of default occurs and is continuing, all amounts outstanding under the 2018 credit facility may become immediately due and payable. As of March 31, 2021, the Company was in compliance with all of the covenants contained in the credit agreement governing the 2018 credit facility.
Each United States domestic subsidiary of the Company for which the Company owns 100% guarantees the 2018 credit facility.  Pursuant to requirements under the indentures governing its senior notes, each subsidiary that became a guarantor of the 2018 credit facility also became a guarantor of each of the Company’s senior notes.
As of March 31, 2021, the Company had $233 million in letters of credit and $567 million borrowings outstanding under the 2018 credit facility. The Company currently does not anticipate being required to supply a materially greater amount of letters of credit under its existing contracts.
The Company’s debt exposure to the anticipated transition from LIBOR in late 2021 is limited to the 2018 credit facility. Upon announcement by the administrator of LIBOR identifying a specific date for LIBOR cessation, the credit agreement governing the 2018 credit facility will be amended to reference an alternative rate as established by JP Morgan, as Administrative Agent, and the Company. The alternative rate will be based on the prevailing market convention and is expected to be the Secured Overnight Financing Rate (“SOFR”).
Senior Notes
In January 2015, the Company completed a public offering of $1.0 billion aggregate principal amount of its 4.95% senior notes due 2025 (the “2025 Notes”).  The interest rate on the 2025 Notes is determined based upon the public bond ratings from Moody’s and S&P.  Downgrades on the 2025 Notes from either rating agency increase interest costs by 25 basis points per downgrade level and upgrades decrease interest costs by 25 basis points per upgrade level, up to the stated coupon rate, on the following semi-annual bond interest payment.  Effective in July 2018, the interest rate for the 2025 Notes was 6.20%, reflecting a net downgrade in the Company’s bond ratings since the initial offering. On April 7, 2020, S&P downgraded the Company’s bond rating to BB-, which had the effect of increasing the interest rate on the 2025 Notes to 6.45% following the July 23, 2020 interest payment date. The first coupon payment to the 2025 Notes bondholders at the higher interest rate was paid in January 2021. In the event of future downgrades, the coupons for this series of notes have been capped at 6.95%.
In the first quarter of 2020, the Company repurchased $3 million of its 4.10% Senior Notes due 2022, $28 million of its 4.95% Senior Notes due 2025, $18 million of its 7.50% Senior Notes due 2026 and $31 million of its 7.75% Senior Notes due 2027 for $52 million, and recognized a $28 million gain on the extinguishment of debt.
In August 2020, the Company completed a public offering of $350 million aggregate principal amount of its 8.375% Senior Notes due 2028 (the “2028 Notes”), with net proceeds from the offering totaling approximately $345 million after underwriting discounts and offering expenses. The 2028 Notes were sold to the public at 100% of their face value. The net proceeds from the notes, in conjunction with the net proceeds from the August 2020 common stock offering and borrowings under the revolving credit facility, were utilized to fund a redemption of $510 million of Montage’s Notes in connection with the closing of the Merger.

(12) COMMITMENTS AND CONTINGENCIES
Operating Commitments and Contingencies
As of March 31, 2021, the Company’s contractual obligations for demand and similar charges under firm transportation and gathering agreements to guarantee access capacity on natural gas and liquids pipelines and gathering systems totaled approximately $8.4 billion, $436 million of which related to access capacity on future pipeline and gathering infrastructure projects that still require the granting of regulatory approvals and additional construction efforts.  The Company also had guarantee obligations of up to $908 million of that amount.  As of March 31, 2021, future payments under non-cancelable firm transportation and gathering agreements were as follows:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	5 to 8 Years	More than 8 Years
Infrastructure currently in service	$7,915	$789	$1,539	$1,295	$1,752	$2,540
Pending regulatory approval and/or construction (1)	436	2	30	38	81	285
Total transportation charges	$8,351	$791	$1,569	$1,333	$1,833	$2,825
(1)Based on estimated in-service dates as of March 31, 2021.
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
Litigation
The Company is subject to various litigation, claims and proceedings, most of which have arisen in the ordinary course of business, such as for alleged breaches of contract, miscalculation of royalties, employment matters, traffic accidents, pollution, contamination, encroachment on others’ property or nuisance. The Company accrues for litigation, claims and proceedings when a liability is both probable and the amount can be reasonably estimated. As of March 31, 2021, the Company does not currently have any material amounts accrued related to litigation matters. For any matters not accrued for, it is not possible at this time to estimate the amount of any additional loss, or range of loss, that is reasonably possible, but, based on the nature of the claims, management believes that current litigation, claims and proceedings, individually or in aggregate and after taking into account insurance, are not likely to have a material adverse impact on the Company’s financial position, results of operations or cash flows, for the period in which the effect of that outcome becomes reasonably estimable. Many of these matters are in early stages, so the allegations and the damage theories have not been fully developed, and are all subject to inherent uncertainties; therefore, management’s view may change in the future.
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
(13) INCOME TAXES
The Company’s effective tax rate was approximately 0% for the three months ended March 31, 2021. The effective tax rate for the three months ended March 31, 2021 related to the effects a valuation allowance against the Company’s U.S. deferred tax assets. A valuation allowance for deferred tax assets, including net operating losses, is recognized when it is more likely than not that some or all of the benefit from the deferred tax assets will not be realized.  To assess that likelihood, the Company uses estimates and judgment regarding future taxable income, and considers the tax consequences in the jurisdiction where such taxable income is generated, to determine whether a valuation allowance is required.  Such evidence can include current financial position, results of operations, both actual and forecasted, the reversal of deferred tax liabilities and tax planning strategies as well as current and forecasted business economics of the oil and gas industry.
In the first quarter of 2020, due to significant pricing declines and the material write-down of the carrying value of the Company’s natural gas and oil properties in addition to other negative evidence, the Company concluded that it was more likely than not that these deferred tax assets will not be realized and recorded a discrete tax expense of $408 million for the increase in its valuation allowance. The net change in valuation allowance is reflected as a component of income tax expense. The Company also retained a valuation allowance of $87 million related to net operating losses in jurisdictions in which it no longer operates. Management will continue to assess available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of deferred tax assets. The amount of the deferred tax asset considered realizable, however, could be adjusted based on changes in subjective estimates of future taxable income or if objective negative evidence is no longer present.
The Company’s effective tax rate was approximately (36)% for the three months ended March 31, 2020. The effective tax rate for the three months ended March 31, 2020 was primarily the effect of recording the valuation allowance discussed above.
The Company adopted Accounting Standards Update No. 2019-12 (“ASU 2019-12”) in the current period. ASU 2019-12 addressed simplification to income tax accounting rules, such as removing a few exceptions to intraperiod allocation. There was no material impact to the financial statements as a result of this adoption.
(14) PENSION PLAN AND OTHER POSTRETIREMENT BENEFITS

The Company maintains defined pension and other postretirement benefit plans, which cover substantially all of the Company’s employees.  As part of ongoing effort to reduce costs, the Company elected to freeze its pension plan effective January 1, 2021. Employees that were participants in the pension plan prior to January 1, 2021 will continue to receive the interest component of the plan but will no longer receive the service component. Net periodic pension costs include the following components for the three months ended March 31, 2021 and 2020:

	Consolidated Statements of Operations Classification of Net Periodic Benefit Cost	For the three months ended March 31,
(in millions)		2021	2020
Service cost	General and administrative expenses	$—	$2
Interest cost	Other Income (Loss), Net	1	1
Expected return on plan assets	Other Income (Loss), Net	(1)	(1)
Net periodic benefit cost		$—	$2
The Company’s other postretirement benefit plan had a net periodic benefit cost of less than $1 million and $1 million for the three months ended March 31, 2021 and 2020, respectively.
As of March 31, 2021, the Company has contributed $5 million to the pension and other postretirement benefit plans and expects to contribute an additional $7 million to its pension plan during the remainder of 2021.  The Company recognized liabilities of $28 million and $13 million related to its pension and other postretirement benefits, respectively, as of March 31, 2021, compared to liabilities of $33 million and $13 million as of December 31, 2020, respectively.

The Company maintains a non-qualified deferred compensation supplemental retirement savings plan (“Non-Qualified Plan”) for certain key employees who may elect to defer and contribute a portion of their compensation, as permitted by the Non-Qualified Plan.  Shares of the Company’s common stock purchased under the terms of the Non-Qualified Plan are included in treasury stock and totaled 2,035 shares and 3,632 shares at March 31, 2021 and December 31, 2020, respectively.
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
In February of 2021 and 2020, the Company notified employees of workforce reduction plans as a result of strategic realignments of the Company’s organizational structure. Theses reductions were substantially complete by the end of the first quarter of each respective year. Affected employees were offered a severance package which, if applicable, included the current value of unvested long-term incentive awards that were forfeited.
The Company recognized the following amounts in total employee stock-based compensation costs for the three months ended March 31, 2021 and 2020:

	For the three months ended March 31,
(in millions)	2021	2020
Stock-based compensation cost – expensed	$13	$—
Stock-based compensation cost – capitalized	5	—
Equity-Classified Awards
The Company recognized the following amounts in employee equity-classified stock-based compensation costs for the three months ended March 31, 2021 and 2020:

	For the three months ended March 31,
(in millions)	2021	2020
Equity-classified awards – expensed	$—	$1
Equity-classified awards – capitalized	—	—
As of March 31, 2021, there was less than $1 million of total unrecognized compensation cost related to the Company’s unvested equity-classified stock option grants, equity-classified restricted stock grants and equity-classified performance units.  This cost is expected to be recognized over a weighted-average period of 1.0 year.

Equity-Classified Stock Options
The following table summarizes equity-classified stock option activity for the three months ended March 31, 2021 and provides information for options outstanding and options exercisable as of March 31, 2021:

	Number of Options	Weighted Average Exercise Price
	(in thousands)
Outstanding at December 31, 2020	3,850	$13.39
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(61)	$10.93
Outstanding at March 31, 2021	3,789	$13.43
Exercisable at March 31, 2021	3,789	$13.43
Equity-Classified Restricted Stock
The following table summarizes equity-classified restricted stock activity for the three months ended March 31, 2021 and provides information for unvested shares as of March 31, 2021:

	Number of Shares	Weighted Average Fair Value
	(in thousands)
Unvested shares at December 31, 2020	697	$5.97
Granted	10	$2.98
Vested	(451)	$7.61
Forfeited	—	$8.59
Unvested shares at March 31, 2021	256	$2.94
Equity-Classified Restricted Stock Units
As a result of the Merger with Montage, certain employees became employees of Southwestern and retained their original equity awards. The following table summarizes equity-classified performance unit activity for the three months ended March 31, 2021 and provides information for unvested units as of March 31, 2021.

	Number of Shares	Weighted Average Fair Value
	(in thousands)
Unvested units at December 31, 2020	134	$3.05
Granted	—	—
Vested	(45)	3.05
Forfeited	—	—
Unvested Units at March 31, 2021	89	3.05
Liability-Classified Awards
The Company recognized the following amounts in employee liability-classified stock-based compensation costs for the three months ended March 31, 2021:

	For the three months ended March 31,
(in millions)	2021	2020
Liability-classified stock-based compensation cost – expensed	$13	$(1)
Liability-classified stock-based compensation cost – capitalized	5	—

Liability-Classified Restricted Stock Units
In the first quarter of each year beginning with 2018, the Company granted restricted stock units that vest over a period of four years and are payable in either cash or shares at the option of the Compensation Committee of the Company’s Board of Directors.  The awards granted in 2021 vest over a period of three years. The Company has accounted for these as liability-classified awards, and accordingly changes in the market value of the instruments will be recorded to general and administrative expense and capitalized expense over the vesting period of the award.  As of March 31, 2021, there was $32 million of total unrecognized compensation cost related to liability-classified restricted stock units that is expected to be recognized over a weighted-average period of 2.2 years. The amount of unrecognized compensation cost for liability-classified awards will fluctuate over time as they are marked to market.

	Number of Units	Weighted Average Fair Value
	(in thousands)
Unvested units at December 31, 2020	11,613	$2.67
Granted	1,486	$4.23
Vested	(4,522)	$3.40
Forfeited	(416)	$4.31
Unvested units at March 31, 2021	8,161	$4.07
Liability-Classified Performance Units
In each year beginning with 2018, the Company granted performance units that vest at the end of, or over, a three-year period and are payable in either cash or shares at the option of the Compensation Committee of the Company’s Board of Directors.  The Company has accounted for these as liability-classified awards, and accordingly changes in the fair market value of the instruments will be recorded to general and administrative expense and capitalized expense over the vesting period of the awards.  The performance unit awards granted in 2018 include a performance condition based on cash flow per debt-adjusted share and two market conditions, one based on absolute TSR and the other on relative TSR as compared to a group of the Company’s peers. The performance unit awards granted in 2019 include performance conditions based on return on average capital employed and two market conditions, one based on absolute TSR and the other on relative TSR.  The performance units granted in 2020 include a performance condition based on return on average capital employed and a market condition based on relative TSR. In the first quarter of 2021, two types of performance unit awards were granted. One type of award includes a performance condition based on return on capital employed and a performance condition based on a reinvestment rate, and the second type of award includes one market condition based on relative TSR. The fair values of the market conditions are calculated by Monte Carlo models on a quarterly basis.  As of March 31, 2021, there was $22 million of total unrecognized compensation cost related to liability-classified performance units.  This cost is expected to be recognized over a weighted-average period of 2.1 years.  The amount of unrecognized compensation cost for liability-classified awards will fluctuate over time as they are marked to market. The final value of the performance unit awards is contingent upon the Company’s actual performance against these performance measures.

	Number of Units	Weighted Average Fair Value
	(in thousands)
Unvested units at December 31, 2020	8,699	$2.57
Granted	3,580	$4.14
Vested	(2,020)	$4.05
Forfeited	(622)	$2.98
Unvested units at March 31, 2021	9,637	$2.88
Cash-Based Compensation
Performance Cash Awards
In 2021 and 2020, the Company granted performance cash awards that vest over a four-year period and are payable in cash on an annual basis. The value of each unit of the award equals one dollar. The Company recognizes the cost of these awards as general and administrative expense and capitalized expense over the vesting period of the awards. The performance cash awards granted in 2021 and 2020 include a performance condition determined annually by the Company. For both years, the performance measure is a targeted discretionary cash flow amount. If the Company, in its sole discretion, determines that the threshold was not met, the amount for that vesting period will not vest and will be cancelled. As of March 31, 2021, there was $30 million of total unrecognized compensation cost related to performance cash awards. This cost is expected to be recognized over a weighted average 3.5 years. The final value of the performance cash awards is contingent upon the Company’s actual performance against these performance measures.

	Number of Units	Weighted Average Fair Value
	(in thousands)
Unvested units at December 31, 2020	18,353	$1.00
Granted	18,546	$1.00
Vested	(4,319)	$1.00
Forfeited	(1,615)	$1.00
Unvested units at March 31, 2021	30,965	$1.00

(16) SEGMENT INFORMATION
The Company’s reportable business segments have been identified based on the differences in products or services provided.  Revenues for the E&P segment are derived from the production and sale of natural gas and liquids.  The Marketing segment generates revenue through the marketing of both Company and third-party produced natural gas and liquids volumes.
Summarized financial information for the Company’s reportable segments is shown in the following table.  The accounting policies of the segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of the 2020 Annual Report.  Management evaluates the performance of its segments based on operating income, defined as operating revenues less operating costs.  Income before income taxes, for the purpose of reconciling the operating income amount shown below to consolidated income before income taxes, is the sum of operating income, interest expense, gain (loss) on derivatives, gain on early extinguishment of debt and other income (loss).  The “Other” column includes items not related to the Company’s reportable segments, including real estate and corporate items. Corporate general and administrative costs, depreciation expense and taxes, other than income taxes, are allocated to the segments.

	E&P		Marketing	Other	Total

Three months ended March 31, 2021	(in millions)
Revenues from external customers	$719		$353	$—	$1,072
Intersegment revenues	(14)		644	—	630
Depreciation, depletion and amortization expense	94		2	—	96
Operating income	295	(1)	6	—	301
Interest expense (2)	31		—	—	31
Loss on derivatives	(191)		—	—	(191)
Other income, net	1		—	—	1
Assets	4,741	(3)	396	110	5,247
Capital investments (4)	266		—	—	266

Three months ended March 31, 2020
Revenues from external customers	$353		$239	$—	$592
Intersegment revenues	(9)		309	—	300
Depreciation, depletion and amortization expense	111		2	—	113
Impairments	1,479		—	—	1,479
Operating loss	(1,486)	(1)	(4)	—	(1,490)
Interest expense (2)	19		—	—	19
Gain on derivatives	339		—	—	339
Gain on early extinguishment of debt	—		—	28	28
Other income, net	1		—	—	1
Benefit from income taxes (2)	406		—	—	406
Assets	4,900	(3)	214	161	5,275
Capital investments (4)	237		—	—	237

(1)Operating income (loss) for the E&P segment includes $6 million and $10 million of restructuring charges for the three months ended March 31, 2021 and 2020, respectively. The E&P segment operating income (loss) also includes $1 million of merger-related charges for the three months ended March 31, 2021.
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

(4)Capital investments include increases of $38 million and $8 million for the three months ended March 31, 2021 and 2020, respectively, relating to the change in accrued expenditures between periods.
The following table presents the breakout of other assets, which represent corporate assets not allocated to segments and assets for non-reportable segments at March 31, 2021 and 2020:

	As of March 31,
(in millions)	2021	2020
Cash and cash equivalents	$4	$5
Income taxes receivable	—	32
Prepayments	6	9
Property, plant and equipment	15	23
Unamortized debt expense	11	10
Right-of-use lease assets	70	77
Non-qualified retirement plan	4	5
	$110	$161

(17) NEW ACCOUNTING PRONOUNCEMENTS
New Accounting Standards Implemented in this Report
In August 2018, the Financial Accounting Standards Board (the “FASB”) issued ASU 2018-14, Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans ("ASU 2018-14"). ASU 2018-14 amends, adds and removes certain disclosure requirements under FASB ASC Topic 715 – Compensation – Retirement Benefits. The guidance in ASU 2018-14 is effective for fiscal years beginning after December 15, 2020 and was adopted on January 1, 2021. Adoption of ASU 2018-14 will result in certain disclosure changes within the Company's footnote disclosures. The adoption of ASU 2018-14 did not have a material impact on the Company's consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 eliminates certain exceptions to the guidance in Topic 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. The new guidance also clarifies certain aspects of the existing guidance, among other things. The standard became effective for interim and annual periods beginning after December 15, 2020 and shall be applied on either a prospective basis, a retrospective basis for all periods presented, or a modified retrospective basis through a cumulative-effect adjustment to retained earnings depending on which aspects of the new standard are applicable to an entity. The Company adopted the new standard on January 1, 2021 on a prospective basis, which did not have a material impact on its consolidated financial statements.
New Accounting Standards Not Yet Adopted in this Report
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform, as a new ASC Topic, ASC 848. The purpose of ASC 848 is to provide optional guidance to ease the potential effects on financial reporting of the market-wide migration away from Interbank Offered Rates, such as LIBOR, which is expected to be phased out at the end of calendar year 2021, to alternative reference rates. ASC 848 applies only to contracts, hedging relationships, debt arrangements and other transactions that reference a benchmark reference rate expected to be discontinued because of reference rate reform. ASC 848 contains optional expedients and exceptions for applying U.S. GAAP to transactions affected by this reform. The amendments in ASU 2020-04 are effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently assessing the impact of adopting this new guidance.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following updates information as to Southwestern Energy Company’s financial condition provided in our 2020 Annual Report and analyzes the changes in the results of operations between the three month periods ended March 31, 2021 and 2020.  For definitions of commonly used natural gas and oil terms used in this Quarterly Report, please refer to the “Glossary of Certain Industry Terms” provided in our 2020 Annual Report.
The following discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in forward-looking statements for many reasons, including the risks described in “Cautionary Statement About Forward-Looking Statements” in the forepart of this Quarterly Report and in Item 1A, “Risk Factors” in Part I and elsewhere in our 2020 Annual Report.  You should read the following discussion with our consolidated financial statements and the related notes included in this Quarterly Report.

OVERVIEW
Background
Southwestern Energy Company (including its subsidiaries, collectively, “we,” “our,” “us,” “the Company” or “Southwestern”) is an independent energy company engaged in natural gas, oil and NGLs exploration, development and production, which we refer to as “E&P.”  We are also focused on creating and capturing additional value through our marketing business, which we call “Marketing.”  We conduct most of our businesses through subsidiaries, and we currently operate exclusively in the lower 48 United States.
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
On November 13, 2020, we closed on our Agreement and Plan of Merger with Montage Resources Corporation (“Montage”) pursuant to which Montage merged with and into Southwestern, with Southwestern continuing as the surviving company (the “Merger”). The Merger expanded our footprint in Appalachia by supplementing our Northeast Appalachia and Southwest Appalachia operations and by expanding our operations into Ohio. See Note 2 to the consolidated financial statements of this Quarterly Report for more information on the Merger.
Marketing. Our marketing activities capture opportunities that arise through the marketing and transportation of natural gas, oil and NGLs primarily produced in our E&P operations.
Recent Financial and Operating Results
Significant first quarter 2021 operating and financial results include:
Total Company
•Net income of $80 million, or $0.12 per diluted share, increased compared to net loss of $1,547 million, or ($2.86) per diluted share, for the same period in 2020. The increase was primarily due to a $1,479 million non-cash full cost ceiling test impairment in the first quarter of 2020. Excluding the impact of the impairment, net income increased $148 million in the first quarter of 2021, compared to the same period in 2020, as a $406 million improvement in income tax expense and a $312 million improvement in operating income was partially offset by a $530 million reduction in our derivative position, $415 million of which was unrealized, resulting from an improved forward-pricing strip, and a $12 million increase in interest expense. The first quarter of 2020 also included a $28 million gain on the early extinguishment of debt.
•Operating income of $301 million increased compared to operating loss of $1,490 million for the same period in 2020 on a consolidated basis. Operating loss included a $1,479 million non-cash full cost ceiling test impairment in the first quarter of 2020. Excluding the non-cash impairment, operating income of $301 million improved $312 million, compared to the same period in 2020, as a $480 million increase in operating revenues more than offset a $168 million increase in operating costs and expenses.
•Net cash provided by operating activities of $347 million increased 117% from $160 million for the same period in 2020 as the effects of improved commodity pricing and higher production were only partially offset by a decrease in settled derivatives combined with an increase in operating expenses associated with higher liquids production.
•Total capital investment of $266 million increased 12% from $237 million for the same period in 2020.

E&P
•E&P segment operating income of $295 million increased from an operating loss of $1,486 million for the same period in 2020, primarily related to the non-cash full cost ceiling test impairment of $1,479 million in the first quarter of 2020. Excluding the non-cash impairment, E&P operating income increased $302 million, compared to the same period in 2020, as a $361 million increase in E&P operating revenues resulting from a $0.93 per Mcfe increase in our realized weighted average price (excluding derivatives) and a 68 Bcfe increase in production volumes was only partially offset by a $59 million increase in E&P operating costs and expenses.
•Total net production of 269 Bcfe, which was comprised of 79% natural gas and 21% oil and NGLs, increased 34% from 201 Bcfe in the same period in 2020, primarily due to a 37% increase in our natural gas production, 26% of which was associated with natural gas production from our Merger-related properties acquired in November 2020.
•Excluding the effect of derivatives, our realized natural gas price of $2.11 per Mcf increased 38%, our realized oil price of $48.14 per barrel increased 31% and our realized NGL price of $22.86 per barrel increased 180%, as compared to the same period in 2020. Excluding the effect of derivatives, our total weighted average realized price of $2.62 per Mcfe increased 55% from the same period in 2020.
•E&P segment invested $266 million in capital; drilling 23 wells, completing 29 wells and placing 17 wells to sales.
Outlook
Our primary focus in 2021 is to strengthen the balance sheet and maximize value with disciplined investment across our portfolio. We expect to accomplish this by:
•Maximizing Our Margins. We will continue to concentrate our efforts on our highest return investment opportunities and look for ways to further reduce our cost structure and build on the synergies from our Merger with Montage while further developing our knowledge of our asset base.
•Generating Free Cash Flow. We expect to generate cash flow from operations, net of changes in working capital, in excess of our expected capital investments, which are designed to keep our daily production at levels consistent with the end of last year. Additionally, we expect to maintain a hedging program that ensures a certain level of cash flow.
•Reducing Our Debt. We intend to utilize the free cash flow generated in 2021 to pay down our debt, further strengthen our balance sheet and progress towards our lower leverage targets.
We believe that we and our industry will continue to face challenges due to the uncertainty of natural gas, oil and NGL prices in the United States, changes in laws, regulations and investor sentiment, and other key factors described in Item 1A, “Risk Factors” in Part I and elsewhere in our 2020 Annual Report.
COVID-19
During the first quarter of 2021, we did not experience any material impact to our ability to operate or market our production due to the direct or indirect impacts of the COVID-19 pandemic. We continue to monitor the impact of COVID-19 on all aspects of our business. The COVID-19 outbreak resulted in state and local governments implementing measures with various levels of stringency to help control the spread of the virus. The U.S. Department of Homeland Security classifies individuals engaged in and supporting exploration for and production of natural gas, oil and NGLs as “essential critical infrastructure workforce,” and to date, state and local governments have followed this guidance and exempted these activities from business closures. Should this situation change, our access to supplies or workers to drill, complete and operate wells could be materially and adversely affected.
Ensuring the health and welfare of our employees, and all who visit our sites, is our top priority, and we are following all U.S. Centers for Disease Control and Prevention and state and local health department guidelines. Further, we implemented infection control measures at all our sites and put in place travel and in-person meeting restrictions and other physical distancing measures. The degree to which the COVID-19 pandemic or any other public health crisis adversely impacts our results will depend on future developments, which are uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the effectiveness of the vaccines and the actions to contain the virus or treat its impact, its impact on the economy and market conditions, and how quickly and to what extent normal economic and operating conditions can resume. We will continually monitor our 2021 capital investment program to take into account these changed conditions and proactively adjust our activities and plans. Therefore, while this continued matter could potentially disrupt our operations, the degree of the potentially adverse financial impact cannot be reasonably estimated at this time.

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
E&P

	For the three months ended March 31,
(in millions)	2021		2020
Revenues	$705		$344
Operating costs and expenses	410	(1)	1,830	(2)
Operating income (loss)	$295		$(1,486)

Gain (loss) on derivatives, settled	$(22)		$93
(1)Includes $6 million in restructuring charges and $1 million in Montage merger-related expenses for the three months ended March 31, 2021.
(2)Includes $1,479 million related to non-cash full cost ceiling test impairments and $10 million in restructuring charges for the three months ended March 31, 2020.
Operating Income (Loss)
•E&P segment operating income increased $1,781 million for the three months ended March 31, 2021, compared to the same period in 2020. The operating loss for the first quarter of 2020 included a $1,479 million non-cash full cost ceiling test impairment. Excluding the effect of the impairment, operating income improved $302 million, compared to the same period in 2020, as a $361 million increase in E&P operating revenues resulting from a 55% increase in our realized weighted average price (excluding derivatives) and a 37% increase in production volumes was only partially offset by a $59 million increase in E&P operating costs and expenses.
Revenues
The following illustrates the effects on sales revenues associated with changes in commodity prices and production volumes:

	Three months ended March 31,
(in millions except percentages)	Natural Gas	Oil	NGLs	Total
2020 sales revenues (1)	$239	$52	$50	$341
Changes associated with prices	123	18	111	252
Changes associated with production volumes	89	10	12	111
2021 sales revenues (2)	$451	$80	$173	$704
Increase from 2020	89%	54%	246%	106%
(1)Excludes $3 million in other operating revenues for the three months ended March 31, 2020 primarily related to gains on purchaser imbalances associated with certain NGLs.
(2)Excludes $1 million in other operating revenues for the three months ended March 31, 2021 primarily related to gains on purchaser imbalances associated with certain NGLs.

Production Volumes

	For the three months ended March 31,		Increase/(Decrease)
Production volumes:	2021	2020
Natural Gas (Bcf)
Northeast Appalachia	118	114	4%
Southwest Appalachia	96	42	129%
Total	214	156	37%

Oil (MBbls)
Southwest Appalachia	1,658	1,395	19%
Other	4	4	—%
Total	1,662	1,399	19%

NGL (MBbls)
Southwest Appalachia	7,577	6,127	24%
Other	1	1	—%
Total	7,578	6,128	24%

Production volumes by area: (Bcfe)
Northeast Appalachia	118	114	4%
Southwest Appalachia	151	87	74%
Total (1)	269	201	34%

Production percentage: (Bcfe)
Natural gas	79%	78%
Oil	4%	4%
NGL	17%	18%
(1)Approximately 213 Bcfe and 201 Bcfe for the three months ended March 31, 2021 and 2020, respectively, were produced from the Marcellus Shale formation.
•E&P production volumes increased by 68 Bcfe for the three months ended March 31, 2021, compared to the same period in 2020, primarily due to incremental production volumes of 48 Bcfe associated with our recently acquired Montage properties, of which 47 Bcfe is reflected in Southwest Appalachia and 1 Bcfe is reflected in Northeast Appalachia.
•Oil and NGL production increased 19% and 24%, respectively, for the three months ended March 31, 2021, compared to the same period in 2020. Production volumes associated with the recently acquired Montage properties were 341 MBbls and 934 MBbls for oil and NGLs, respectively, for the three months ended March 31, 2021.
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

	For the three months ended March 31,		Increase/(Decrease)
	2021	2020
Natural Gas Price:
NYMEX Henry Hub Price ($/MMBtu) (1)	$2.69	$1.95	38%
Discount to NYMEX (2)	(0.58)	(0.42)	38%
Average realized gas price, excluding derivatives ($/Mcf)	$2.11	$1.53	38%
Gain on settled financial basis derivatives ($/Mcf)	0.19	0.10
Gain on settled commodity derivatives ($/Mcf)	0.03	0.31
Average realized gas price, including derivatives ($/Mcf)	$2.33	$1.94	20%

Oil Price:
WTI oil price ($/Bbl)	$57.84	$46.17	25%
Discount to WTI	(9.70)	(9.45)	3%
Average oil price, excluding derivatives ($/Bbl)	$48.14	$36.72	31%
Gain (loss) on settled derivatives ($/Bbl)	(11.17)	9.25
Average oil price, including derivatives ($/Bbl)	$36.97	$45.97	(20)%

NGL Price:
Average realized NGL price, excluding derivatives ($/Bbl)	$22.86	$8.16	180%
Gain (loss) on settled derivatives ($/Bbl)	(6.75)	2.62
Average realized NGL price, including derivatives ($/Bbl)	$16.11	$10.78	49%
Percentage of WTI, excluding derivatives	40%	18%

Total Weighted Average Realized Price:
Excluding derivatives ($/Mcfe)	$2.62	$1.69	55%
Including derivatives ($/Mcfe)	$2.54	$2.16	18%
(1)Based on last day settlement prices from monthly futures contracts.
(2)This discount includes a basis differential, a heating content adjustment, physical basis sales, third-party transportation charges and fuel charges, and excludes financial basis derivatives.
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
We regularly enter into various derivatives and other financial arrangements with respect to a portion of our projected natural gas, oil and NGL production in order to ensure certain desired levels of cash flow and to minimize the impact of price fluctuations, including fluctuations in locational market differentials.  We refer you to Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” and Note 8 to the consolidated financial statements, included in this Quarterly Report.

The table below presents the amount of our future production in which the basis is protected as of March 31, 2021:

	Volume (Bcf)	Basis Differential
Basis Swaps – Natural Gas
2021	233	$(0.49)
2022	220	(0.44)
2023	119	(0.56)
2024	24	(0.64)
2025	9	(0.64)
Total	605

Physical NYMEX Sales Arrangements – Natural Gas
2021	189	$(0.40)
2022	105	(0.36)
2023	60	(0.35)
2024	24	(0.49)
2025	12	(0.50)
Total	390
In addition to protecting basis, the table below presents the amount of our future production in which price is financially protected as of March 31, 2021:

	Remaining 2021	Full Year 2022	Full Year 2023
Natural gas (Bcf)	589	453	103
Oil (MBbls)	4,926	3,099	1,268
Ethane (MBbls)	4,869	1,893	—
Propane (MBbls)	5,443	3,028	—
Normal Butane (MBbls)	1,568	888	—
Natural Gasoline (MBbls)	1,513	857	—
Total financial protection on future production (Bcfe)	699	512	111
We refer you to Note 8 of the consolidated financial statements included in this Quarterly Report for additional details about our derivative instruments.
Operating Costs and Expenses

	For the three months ended March 31,		Increase/(Decrease)
(in millions except percentages)	2021	2020
Lease operating expenses	$250	$194	29%
General & administrative expenses	35	23	52%
Montage merger-related expenses	1	—	100%
Restructuring charges	6	10	(40)%
Taxes, other than income taxes	24	13	85%
Full cost pool amortization	90	106	(15)%
Non-full cost pool DD&A	4	5	(20)%
Impairments	—	1,479	(100)%
Total operating costs	$410	$1,830	(78)%

	For the three months ended March 31,				Increase/
Average unit costs per Mcfe:	2021		2020		(Decrease)
Lease operating expenses (1)	$0.93		$0.96		(3)%
General & administrative expenses	$0.13	(2)	$0.11	(3)	18%
Taxes, other than income taxes	$0.09		$0.07		29%
Full cost pool amortization	$0.33		$0.53		(38)%
(1)Includes post-production costs such as gathering, processing, fractionation and compression.
(2)Excludes $6 million in restructuring charges and $1 million in Montage merger-related expenses for the three months ended March 31, 2021.

(3)Excludes $10 million in restructuring charges for the three months ended March 31, 2020.

Lease Operating Expenses
•Lease operating expenses per Mcfe decreased $0.03 per Mcf for the three months ended March 31, 2021, compared to the same period in 2020, as a 34% increase in production volumes primarily associated with the Merger more than offset a $56 million increase in lease operating expenses. 85% of the increase in production volumes related to natural gas, which has lower operating expenses than oil or NGLs.
General and Administrative Expenses
•General and administrative expenses increased $12 million for the three months ended March 31, 2021, compared to the same period in 2020, as a result of the increase in our share price and related mark-to-market impact on the value of our share-based awards, which are accounted for as liability awards.
Restructuring Charges
•In February 2021, employees were notified of a workforce reduction plan as part of an ongoing strategic effort to reposition our portfolio, optimize operational performance and improve margins. Affected employees were offered a severance package, which included a one-time cash payment depending on length of service and, if applicable, the current value of unvested long-term incentive awards that were forfeited. We recognized restructuring expense of $6 million for the three months ended months ended March 31, 2021 related to cash severance expenses, including payroll taxes.
•In February 2020, employees were notified of a workforce reduction plan as a result of a strategic realignment of our organizational structure.  Affected employees were offered a severance package, which included a one-time cash payment depending on length of service and, if applicable, the current value of unvested long-term incentive awards that were forfeited.  We recognized restructuring expense of $10 million for the three months ended months ended March 31, 2020 related to cash severance expenses, including payroll taxes.
See Note 3 of the consolidated financial statements included in this Quarterly Report for additional details about our restructuring charges.
Taxes, Other than Income Taxes
•On a per Mcfe basis, taxes, other than income taxes, may vary from period to period due to changes in ad valorem and severance taxes that result from the mix of our production volumes and fluctuations in commodity prices.  Taxes, other than income taxes, per Mcfe increased $0.02 for the three months ended March 31, 2021, compared to the same period in 2020, primarily due to the impact of higher commodity pricing on our severance taxes.
Full Cost Pool Amortization
•Our full cost pool amortization rate decreased $0.20 per Mcfe for the three months ended March 31, 2021, as compared to the same period in 2020.  The average amortization rate decreased primarily as a result of the impact of $2,825 million in non-cash full cost ceiling test impairments recorded in 2020.
•No impairment expense was recorded for the three months ended March 31, 2021 in relation to our recently acquired Montage natural gas and oil properties. These properties were recorded at fair value as of November 13, 2020, in accordance with ASC 820 Fair Value Measurement. In the fourth quarter of 2020, pursuant to SEC guidance, we determined that the fair value of the properties acquired at the closing of the Merger clearly exceeded the related full-cost ceiling limitation beyond a reasonable doubt and received a waiver from the SEC to exclude the properties acquired in the Merger from the ceiling test calculation. This waiver was granted for all reporting periods through and including the quarter ending September 30, 2021, as long as we can continue to demonstrate that the fair value of properties acquired clearly exceeds the full cost ceiling limitation beyond a reasonable doubt in each reporting period. As part of the waiver received from the SEC, we are required to disclose what the full cost ceiling test impairment amounts for all periods presented in each applicable quarterly and annual filing would have been if the waiver had not been granted. The fair value of the properties acquired in the Merger was based on forward strip natural gas and oil pricing existing at the date of the Merger, and we affirmed that there has not been a material decline to the fair value of these acquired assets since the Merger. The properties acquired in the Merger have an unamortized cost at March 31, 2021 of $1,102 million. Due to the improvement in commodity prices in the first quarter of 2021, we would not have recorded any impairment charge for the three months ended March 31, 2021 had we included our recently acquired Montage natural gas and oil properties.
•The amortization rate is impacted by the timing and amount of reserve additions and the future development costs associated with those additions, revisions of previous reserve estimates due to both price and well performance, write-

downs that result from non-cash full cost ceiling test impairments, proceeds from the sale of properties that reduce the full cost pool and the levels of costs subject to amortization.  We cannot predict our future full cost pool amortization rate with accuracy due to the variability of each of the factors discussed above, as well as other factors, including but not limited to the uncertainty of the amount of future reserve changes.
•Unevaluated costs excluded from amortization were $1,488 million and $1,472 million at March 31, 2021 and at December 31, 2020, respectively.  The unevaluated costs excluded from amortization increased slightly as the impact of $98 million of unevaluated capital invested during the period was only partially offset by the evaluation of previously unevaluated properties totaling $83 million.
Impairments
•During the three months ended March 31, 2020, we recognized a $1,479 million non-cash full cost ceiling test impairment primarily due to decreased commodity pricing over the prior twelve months. There were no impairments in the first quarter of 2021.
Marketing

	For the three months ended March 31,		Increase/ (Decrease)
(in millions except volumes and percentages)	2021	2020
Marketing revenues	$996	$548	82%
Other operating revenues	1	—	100%
Marketing purchases	986	547	80%
Operating costs and expenses	5	5	—%
Operating income (loss)	$6	$(4)	(250)%

Volumes marketed (Bcfe)	345	263	31%

Percent natural gas production marketed from affiliated E&P operations	93%	87%
Percent oil and NGL production marketed from affiliated E&P operations	80%	77%
Operating Income
•Marketing operating income increased $10 million for the three months ended March 31, 2021, compared to the same period in 2020, primarily due to a $9 million increase in the marketing margin and a $1 million increase in natural gas storage gains recorded in the first quarter of 2021.
•The margin generated from marketing activities was $10 million and $1 million for the three months ended March 31, 2021 and 2020, respectively. The marketing margin increased for the three months ended March 31, 2021, compared to the same period in 2020, primarily due to a 31% increase in the volumes marketed and a corresponding reduction in third-party sales and purchases used to optimize the transportation portfolio due to increased affiliated volumes available for marketing.
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
Revenues
•For the three months ended March 31, 2021, revenues from our marketing activities increased $448 million compared to the same period in 2020, primarily due to a 39% increase in the price received for volumes marketed and a 31% increase in volumes marketed.
Operating Costs and Expenses
•Operating costs and expenses for the marketing segment remained flat for the three months ended March 31, 2021, compared to the same period in 2020, primarily due to the prior implementation of cost reduction initiatives.

Consolidated
Interest Expense

	For the three months ended March 31,		Increase/(Decrease)
(in millions except percentages)	2021	2020
Gross interest expense:
Senior notes	$44	$37	19%
Credit arrangements	6	3	100%
Amortization of debt costs	3	2	50%
Total gross interest expense	53	42	26%
Less: capitalization	(22)	(23)	(4)%
Net interest expense	$31	$19	63%
•Interest expense related to our senior notes increased for the three months ended March 31, 2021, compared to the same period in 2020, as the interest savings from the repurchase of $80 million of our outstanding senior notes during the first quarter of 2020 was more than offset by the interest associated with the August 2020 public offering of $350 million aggregate principal amount of our 8.375% Senior Notes due 2028.
•Capitalized interest decreased for the three months ended March 31, 2021, compared to the same period in 2020, due to the evaluation of natural gas and oil properties over the past twelve months.
•Capitalized interest decreased as a percentage of gross interest expense for the three months ended March 31, 2021, compared to the same period in 2020, primarily related to a smaller percentage change in our unevaluated natural gas and oil properties balance as compared to the larger percentage increase in our gross interest expense over the same period.
Gain (Loss) on Derivatives

	For the three months ended March 31,
(in millions)	2021	2020
Gain (loss) on unsettled derivatives	$(169)	$246
Gain (loss) on settled derivatives	(22)	93
Gain (loss) on derivatives	$(191)	$339
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
Income Taxes

	For the three months ended March 31,
(in millions except percentages)	2021	2020
Income tax expense	$—	$406
Effective tax rate	0%	(36)%
•As of the first quarter of 2019, we had sustained a three-year cumulative level of profitability. Based on this factor and other positive evidence including forecasted income, we concluded that it was more likely than not that the deferred tax asset would be realized and released substantially all of the valuation allowance. However, due to commodity price declines during 2020 and the write-down of the carrying value of our natural gas and oil properties, in addition to other negative evidence, we concluded that it was more likely than not that these deferred tax assets will not be realized and recorded a discrete tax expense of $408 million for the increase in our valuation allowance in the first quarter of 2020. The net change in valuation allowance is reflected as a component of income tax expense. We continue to have a full valuation allowance for the first quarter of 2021. We also continue to retain a valuation allowance of $87 million related to net operating losses in jurisdictions in which we no longer operate.

New Accounting Standards Implemented in this Report
Refer to Note 17 to the consolidated financial statements of this Quarterly Report for a discussion of new accounting standards that have been implemented.
New Accounting Standards Not Yet Implemented in this Report
Refer to Note 17 to the consolidated financial statements of this Quarterly Report for a discussion of new accounting standards that have not yet been implemented.
LIQUIDITY AND CAPITAL RESOURCES
We depend primarily on funds generated from our operations, our 2018 credit facility, our cash and cash equivalents balance and capital markets as our primary sources of liquidity. In March 2021, the banks participating in our 2018 credit facility reaffirmed our elected borrowing base and aggregate commitments to be $2.0 billion. At March 31, 2021, we had approximately $1.2 billion of total available liquidity, which exceeds our currently modeled needs, and we remain committed to our strategy of capital discipline. We refer you to Note 11 to the consolidated financial statements included in this Quarterly Report and the section below under “Credit Arrangements and Financing Activities” for additional discussion of our 2018 credit facility and related covenant requirements.
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
Due to these factors, we are unable to forecast with certainty our future level of cash flows from operations.  Accordingly, we expect to adjust our discretionary uses of cash depending upon available cash flow.  Further, we may from time to time seek to retire, rearrange or amend some or all of our outstanding debt or debt agreements through cash purchases, and/or exchanges, open market purchases, privately negotiated transactions, tender offers or otherwise.  Such transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  The amounts involved may be material.
Credit Arrangements and Financing Activities
In April 2018, we entered into a new revolving credit facility (the “2018 credit facility”) with a group of banks that, as amended, has a maturity date of April 2024.  The 2018 credit facility has an aggregate maximum revolving credit amount of $3.5 billion and, in March 2021, the banks participating in our 2018 credit facility reaffirmed the elected borrowing base to be $2.0 billion, which also reflected our aggregate commitments. The borrowing base is subject to redetermination at least twice a year, in April and October, and is subject to change based primarily on drilling results, commodity prices, our future derivative position, the level of capital investment and operating costs. The 2018 credit facility is secured by substantially all of our assets, including most of our subsidiaries. The permitted lien provisions in certain senior note indentures currently limit liens securing indebtedness to the greater of $2.0 billion or 25% of adjusted consolidated net tangible assets. We may utilize the 2018 credit facility in the form of loans and letters of credit. As of March 31, 2021, we had $567 million borrowings outstanding on our revolving credit facility and $233 million in outstanding letters of credit. We refer you to Note 11 to the consolidated financial statements included in this Quarterly Report for additional discussion of our revolving credit facility.

As of March 31, 2021, we were in compliance with all of the covenants contained in the credit agreement governing our revolving credit facility. Our ability to comply with financial covenants in future periods depends, among other things, on the success of our development program and upon other factors beyond our control, such as the market demand and prices for natural gas and liquids. We refer you to Note 11 of the consolidated financial statements included in this Quarterly Report for additional discussion of the covenant requirements of our 2018 credit facility.
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
Because of the focused work on refinancing and repayment of our debt during the last three years, only $207 million, or 8%, of our senior notes outstanding as of March 31, 2021 are scheduled to become due prior to 2025.
At April 27, 2021, we had a long-term issuer credit rating of Ba2 by Moody’s (rating and stable outlook affirmed on April 2, 2020), a long-term debt rating of BB- by S&P (rating affirmed and outlook upgraded to stable on October 15, 2020) and a long-term issuer default rating of BB by Fitch Ratings (rating affirmed and outlook upgraded to stable on January 29, 2021).  In April 2020, S&P downgraded our bond rating to BB-, which had the effect of increasing the interest rate on the 2025 Notes to 6.45% in July 2020. The first coupon payment to the 2025 Notes bondholders at the higher interest rate was January 2021. Any further upgrades or downgrades in our public debt ratings by Moody’s or S&P could decrease or increase our cost of funds, respectively.
Cash Flows

	For the three months ended March 31,
(in millions)	2021	2020
Net cash provided by operating activities	$347	$160
Net cash used in investing activities	(227)	(228)
Net cash provided by (used in) financing activities	(129)	68
Cash Flow from Operating Activities

	For the three months ended March 31,
(in millions)	2021	2020
Net cash provided by operating activities	$347	$160
Add back (subtract) changes in working capital	—	21
Net cash provided by operating activities, net of changes in working capital	$347	$181
•Net cash provided by operating activities increased 117%, or $187 million, for the three months ended March 31, 2021, compared to the same period in 2020, primarily due to a $252 million increase resulting from higher commodity prices, a $111 million increase associated with increased production, a $21 million increase in impact of working capital and a $5 million increase in marketing margin. These increases were partially offset by a $115 million decrease in our settled derivatives, a $77 million increase in operating costs and expenses and a $12 million increase in interest expense.
•Net cash generated from operating activities, net of changes in working capital, provided 130% of our cash requirements for capital investments for the three months ended March 31, 2021, compared to providing 76% of our cash requirements for capital investments for the same period in 2020. We remain committed to our disciplined capital investment strategy.

Cash Flow from Investing Activities
•Total capital investments increased $29 million for the three months ended March 31, 2021, compared to the same period in 2020, due to a $28 million increase in direct E&P capital investments and a $1 million increase in capitalized interest and internal costs, as compared to the same period in 2020.

	For the three months ended March 31,
(in millions)	2021	2020
Additions to properties and equipment	$227	$228
Adjustments for capital investments
Changes in capital accruals	38	8
Other (1)	1	1
Total capital investment	$266	$237
(1)Includes capitalized non-cash stock-based compensation and costs to retire assets, which are classified as cash used in operating activities.
Capital Investment

	For the three months ended March 31,		Increase/(Decrease)
(in millions except percentages)	2021	2020
E&P capital investment	$266	$237	12%
Other capital investment (1)	—	—	—%
Total capital investment	$266	$237	12%
(1)Other capital investment was immaterial for the three months ended March 31, 2021 and 2020.

	For the three months ended March 31,
(in millions)	2021	2020
E&P Capital Investments by Type:
Exploratory and development drilling, including workovers	$215	$190
Acquisition of properties	10	6
Water infrastructure project	—	1
Other	4	4
Capitalized interest and expenses	37	36
Total E&P capital investments	$266	$237

E&P Capital Investments by Area:
Northeast Appalachia	$80	$86
Southwest Appalachia	183	146
Other E&P (1)	3	5
Total E&P capital investments	$266	$237
(1)Includes $1 million for the three months ended March 31, 2020 related to our water infrastructure project.

	For the three months ended March 31,
	2021	2020
Gross Operated Well Count Summary:
Drilled	23	38
Completed	29	22
Wells to sales	17	12
Actual capital expenditure levels may vary significantly from period to period due to many factors, including drilling results, natural gas, oil and NGL prices, industry conditions, the prices and availability of goods and services, and the extent to which properties are acquired or non-strategic assets are sold.
Cash Flow from Financing Activities
•For the three months ended March 31, 2021, we paid down $133 million on our revolving credit facility.

•In the first quarter of 2020, we borrowed $115 million from our revolving credit facility. In addition, we repurchased $80 million principal amount of our outstanding senior notes for $52 million and recognized a $28 million gain on the extinguishment of debt.
We refer you to Note 11 of the consolidated financial statements included in this Quarterly Report for additional discussion of our outstanding debt and credit facilities.
Working Capital
We had negative working capital of $768 million at March 31, 2021, a $427 million decrease from December 31, 2020, as a $32 million increase in accounts receivable was more than offset by the reclassification of long-term debt to short-term debt of $207 million related to our 2022 senior notes, a $177 million reduction in the current mark-to-market value of our derivative position related to improved forward strip pricing across all commodities, a $56 million increase in various payables, a $9 million decrease in cash and cash equivalents and a $7 million decrease in our net leasing assets, as compared to December 31, 2020. We believe that our anticipated cash flows from operations, our existing cash and cash equivalents and our available credit facility will be sufficient to meet our working capital and operational spending requirements.
Off-Balance Sheet Arrangements
We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations.  As of March 31, 2021, our material off-balance sheet arrangements and transactions include operating service arrangements and $233 million in letters of credit outstanding against our 2018 credit facility.  There are no other transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of our capital resources.  For more information regarding off-balance sheet arrangements, we refer you to “Contractual Obligations and Contingent Liabilities and Commitments” below for a summary of our operating leases.
Contractual Obligations and Contingent Liabilities and Commitments
We have various contractual obligations in the normal course of our operations and financing activities.  Other than the firm transportation and gathering agreements discussed below, there have been no material changes to our contractual obligations from those disclosed in our 2020 Annual Report.
Contingent Liabilities and Commitments
As of March 31, 2021, we had commitments for demand and similar charges under firm transportation and gathering agreements to guarantee access capacity on natural gas and liquids pipelines and gathering systems totaling approximately $8.4 billion, $436 million of which related to access capacity on future pipeline and gathering infrastructure projects that still require the granting of regulatory approvals and/or additional construction efforts.  This amount also included guarantee obligations of up to $908 million.  As of March 31, 2021, future payments under non-cancelable firm transportation and gathering agreements are as follows:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	5 to 8 years	More than 8 Years
Infrastructure currently in service	$7,915	$789	$1,539	$1,295	$1,752	$2,540
Pending regulatory approval and/or construction (1)	436	2	30	38	81	285
Total transportation charges	$8,351	$791	$1,569	$1,333	$1,833	$2,825
(1)Based on the estimated in-service dates as of March 31, 2021.
Substantially all of our employees who were employed prior to January 1, 2021 are covered by defined benefit and postretirement benefit plans.  As part of ongoing effort to reduce costs, we elected to freeze its pension plan effective January 1, 2021. Employees that were participants in the pension plan prior to January 1, 2021 will continue to receive the interest component of the plan but will no longer receive the service component. For the three months ended March 31, 2021, we have contributed $5 million to the pension and postretirement benefit plans, and we expect to contribute an additional $7 million to our pension plan during the remainder of 2021.  We recognized liabilities of $41 million and $46 million as of March 31, 2021 and December 31, 2020, respectively, as a result of the underfunded status of our pension and other postretirement benefit plans.  See Note 14 to the consolidated financial statements included in this Quarterly Report for additional discussion about our pension and other postretirement benefits.
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
Supplemental Guarantor Financial Information
As discussed in Note 11, in April 2018 the Company entered into the 2018 credit facility.  Pursuant to requirements under the indentures governing our senior notes, each 100% owned subsidiary that became a guarantor of the 2018 credit facility also became a guarantor of each of our senior notes (the “Guarantor Subsidiaries”). The Guarantor Subsidiaries also granted liens and security interests to support their guarantees under the 2018 credit facility but not of the senior notes.   These guarantees are full and unconditional and joint and several among the Guarantor Subsidiaries.  Certain of our operating units that are accounted for on a consolidated basis do not guarantee the 2018 credit facility and senior notes.
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

SEC Regulation S-X Rule 13-01 requires the presentation of “Summarized Financial Information” to replace the “Condensed Consolidating Financial Information” required under Rule 3-10. Rule 13-01 allows the omission of Summarized Financial Information if assets, liabilities and results of operations of the Guarantor Subsidiaries are not materially different than the corresponding amounts presented in the consolidated financial statements of the Company. The Parent and Guarantor Subsidiaries comprise the material operations of the Company. Therefore, the Company concluded that the presentation of the Summarized Financial Information is not required as the Summarized Financial Information of the Company’s Guarantors is not materially different from our consolidated financial statements.
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
Credit Risk
Our exposure to concentrations of credit risk consists primarily of trade receivables and derivative contracts associated with commodities trading.  Concentrations of credit risk with respect to receivables are limited due to the large number of our purchasers and their dispersion across geographic areas.  At March 31, 2021, no purchaser accounted for 10% of our revenues. For the year ended December 31, 2020, one purchaser accounted for 10% of our revenues. A default on this account could have a material impact on the Company, but we do not believe that there is a material risk of a default. We believe that the loss of any one customer would not have an adverse effect on our ability to sell our natural gas, oil and NGL production. See “Commodities Risk” below for discussion of credit risk associated with commodities trading.

Interest Rate Risk
As of March 31, 2021, we had approximately $2,471 million principal amount of outstanding senior notes with a weighted average interest rate of 7.02% and $567 million of borrowings under our revolving credit facility.  At March 31, 2021, we had a long-term issuer credit rating of Ba2 by Moody’s, a long-term debt rating of BB- by S&P and a long-term issuer default rating of BB by Fitch Ratings.  In April 2020, S&P downgraded our bond rating to BB-, which had the effect of increasing the interest rate on our 2025 Notes to 6.45% following the July 23, 2020 interest payment date. The first coupon payment to the bondholders at the higher interest rate was paid in January 2021. Any further upgrades or downgrades in our public debt ratings by Moody’s or S&P could decrease or increase our cost of funds, respectively.

	Expected Maturity Date
($ in millions)	2022	2023	2024	2025	2026	Thereafter	Total
Fixed rate payments (1)	$207	$—	$—	$856	$618	$790	$2,471
Weighted average interest rate	4.10%	—%	—%	6.45%	7.50%	8.03%	7.02%

Variable rate payments (1)	$—	$—	$567	$—	$—	$—	$567
Weighted average interest rate	—%	—%	2.09%	—%	—%	—%	2.09%
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (Interim), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act.  Our disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, accumulate and communicate information to our management, including our Chief Executive Officer and Chief Financial Officer (Interim), to allow timely decisions regarding required disclosures and submission within the time periods specified in the SEC’s rules and forms.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those determined to be effective can provide only a level of reasonable assurance with respect to financial statement preparation and presentation.  Based on the evaluation, our management, including our Chief Executive Officer and Chief Financial Officer (Interim), concluded that our disclosure controls and procedures were effective as of March 31, 2021 at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Refer to “Litigation” and “Environmental Risk” in Note 12 to the consolidated financial statements included in Item 1 of Part I of this Quarterly Report for a discussion of the Company’s legal proceedings.
ITEM 1A. RISK FACTORS
There were no additions or material changes to our risk factors as disclosed in Item 1A of Part I in the Company’s 2020 Annual Report.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Our sand mine location, which supported our former Fayetteville Shale business, is subject to regulation by the Federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977.  Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.106) is included in Exhibit 95.1 to this Quarterly Report. On February 10, 2021, we sold our sand mine to a third party and, as a result, no longer own or operate any mines.
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

SOUTHWESTERN ENERGY COMPANY
Registrant

Dated:	April 29, 2021	/s/ MICHAEL E. HANCOCK
Michael E. Hancock Vice President and Chief Financial Officer (Interim)