Form 10-Q
period 2021-06-30
SOUTHWESTERN ENERGY CO
filed 2021-07-29
CIK 7332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the quarterly period ended June 30, 2021
Or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of July 27, 2021
Common Stock, Par Value $0.01	677,020,351

SOUTHWESTERN ENERGY COMPANY
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

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
•our ability to realize the expected benefits from acquisitions, including the Indigo Merger (discussed below);
•costs in connection with the Indigo Merger and the transactions contemplated thereby;
•the consummation of or failure to consummate the Indigo Merger and the timing thereof;
•integration of operations and results subsequent to the Indigo Merger;
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
(in millions, except share/per share amounts)	2021	2020	2021	2020
Operating Revenues:
Gas sales	$433	$164	$897	$412
Oil sales	106	19	187	71
NGL sales	179	40	352	90
Marketing	332	187	684	426
Other	—	—	2	3
	1,050	410	2,122	1,002
Operating Costs and Expenses:
Marketing purchases	333	201	689	449
Operating expenses	259	182	509	375
General and administrative expenses	34	32	72	58
Merger-related expenses	3	—	4	—
Restructuring charges	1	2	7	12
Depreciation, depletion and amortization	100	84	196	197
Impairments	—	655	—	2,134
Taxes, other than income taxes	27	10	51	23
	757	1,166	1,528	3,248
Operating Income (Loss)	293	(756)	594	(2,246)
Interest Expense:
Interest on debt	48	40	98	80
Other interest charges	3	3	6	5
Interest capitalized	(21)	(21)	(43)	(44)
	30	22	61	41

Gain (Loss) on Derivatives	(871)	(109)	(1,062)	230
Gain on Early Extinguishment of Debt	—	7	—	35
Other Income (Loss), Net	(1)	—	—	1

Loss Before Income Taxes	(609)	(880)	(529)	(2,021)
Provision (Benefit) for Income Taxes:
Current	—	—	—	(2)
Deferred	—	—	—	408
	—	—	—	406
Net Loss	$(609)	$(880)	$(529)	$(2,427)

Loss Per Common Share:
Basic	$(0.90)	$(1.63)	$(0.78)	$(4.49)
Diluted	$(0.90)	$(1.63)	$(0.78)	$(4.49)

Weighted Average Common Shares Outstanding:
Basic	676,722,999	541,079,192	676,057,534	540,693,841
Diluted	676,722,999	541,079,192	676,057,534	540,693,841

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2021	2020	2021	2020
Net loss	$(609)	$(880)	$(529)	$(2,427)

Change in value of pension and other postretirement liabilities:
Settlement adjustment (1)	3	—	3	—

Comprehensive loss	$(606)	$(880)	$(526)	$(2,427)

(1)Net of $1 million tax benefits for the three and six months ended June 30, 2021 and for the six months ended June 30, 2020. Tax benefits for the three months ended June 30, 2020 were immaterial.
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2021	December 31, 2020

ASSETS	(in millions)
Current assets:
Cash and cash equivalents	$2	$13
Accounts receivable, net	408	368
Derivative assets	132	241
Other current assets	51	49
Total current assets	593	671
Natural gas and oil properties, using the full cost method, including $1,485 million as of June 30, 2021 and $1,472 million as of December 31, 2020 excluded from amortization	27,796	27,261
Other	496	523
Less: Accumulated depreciation, depletion and amortization	(23,846)	(23,673)
Total property and equipment, net	4,446	4,111
Operating lease assets	147	163
Deferred tax assets	—	—
Other long-term assets	208	215
Total long-term assets	355	378
TOTAL ASSETS	$5,394	$5,160
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$207	$—
Accounts payable	653	573
Taxes payable	62	74
Interest payable	57	58
Derivative liabilities	901	245
Current operating lease liabilities	41	42
Other current liabilities	23	20
Total current liabilities	1,944	1,012
Long-term debt	2,814	3,150
Long-term operating lease liabilities	104	117
Long-term derivative liabilities	355	183
Pension and other postretirement liabilities	33	45
Other long-term liabilities	162	156
Total long-term liabilities	3,468	3,651
Commitments and contingencies (Note 12)
Equity/(deficit):
Common stock, $0.01 par value; 1,250,000,000 shares authorized; issued 721,372,443 shares as of June 30, 2021 and 718,795,700 shares as of December 31, 2020	7	7
Additional paid-in capital	5,104	5,093
Accumulated deficit	(4,892)	(4,363)
Accumulated other comprehensive loss	(35)	(38)
Common stock in treasury, 44,353,224 shares as of June 30, 2021 and December 31, 2020	(202)	(202)
Total equity/(deficit)	(18)	497
TOTAL LIABILITIES AND EQUITY	$5,394	$5,160

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
(in millions)	2021	2020
Cash Flows From Operating Activities:
Net loss	$(529)	$(2,427)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	196	197
Amortization of debt issuance costs	4	4
Impairments	—	2,134
Deferred income taxes	—	408
(Gain) loss on derivatives, unsettled	941	(17)
Stock-based compensation	2	2
Gain on early extinguishment of debt	—	(35)
Other	1	—
Change in assets and liabilities:
Accounts receivable	(40)	94
Accounts payable	75	(121)
Taxes payable	(12)	(11)
Interest payable	—	(1)
Inventories	3	6
Other assets and liabilities	(24)	21
Net cash provided by operating activities	617	254

Cash Flows From Investing Activities:
Capital investments	(493)	(472)
Proceeds from sale of property and equipment	2	2
Other	(1)	—
Net cash used in investing activities	(492)	(470)

Cash Flows From Financing Activities:
Payments on long-term debt	—	(72)
Payments on revolving credit facility	(1,782)	(919)
Borrowings under revolving credit facility	1,650	1,221
Change in bank drafts outstanding	—	(8)
Debt issuance/amendment costs	(1)	—
Cash paid for tax withholding	(3)	(1)
Net cash provided by (used in) financing activities	(136)	221

Increase (decrease) in cash and cash equivalents	(11)	5
Cash and cash equivalents at beginning of year	13	5
Cash and cash equivalents at end of period	$2	$10

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury		Total
	Shares Issued	Amount				Shares	Amount

	(in millions, except share amounts)
Balance at December 31, 2020	718,795,700	$7	$5,093	$(4,363)	$(38)	44,353,224	$(202)	$497
Comprehensive income:
Net income	—	—	—	80	—	—	—	80
Other comprehensive income	—	—	—	—	—	—	—	—
Total comprehensive income	—	—	—	—	—	—	—	80
Issuance of restricted stock	10,067	—	—	—	—	—	—	—
Cancellation of restricted stock	(405)	—	—	—	—	—	—	—
Restricted units granted	2,136,882	—	8	—	—	—	—	8
Performance units vested	1,001,505	—	4	—	—	—	—	4
Tax withholding – stock compensation	(748,627)	—	(3)	—	—	—	—	(3)
Balance at March 31, 2021	721,195,122	$7	$5,102	$(4,283)	$(38)	44,353,224	$(202)	$586
Comprehensive loss:
Net loss	—	—	—	(609)	—	—	—	(609)
Other comprehensive income	—	—	—	—	3	—	—	3
Total comprehensive loss	—	—	—	—	—	—	—	(606)
Stock-based compensation	—	—	2	—	—	—	—	2
Issuance of restricted stock	148,700	—	—	—	—	—	—	—
Restricted units granted	41,879	—	—	—	—	—	—	—
Tax withholding – stock compensation	(13,258)	—	—	—	—	—	—	—
Balance at June 30, 2021	721,372,443	$7	$5,104	$(4,892)	$(35)	44,353,224	$(202)	$(18)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury		Total
	Shares Issued	Amount				Shares	Amount

	(in millions, except share amounts)
Balance at December 31, 2019	585,555,923	$6	$4,726	$(1,251)	$(33)	44,353,224	$(202)	$3,246
Comprehensive loss:
Net loss	—	—	—	(1,547)	—	—	—	(1,547)
Other comprehensive income	—	—	—	—	—	—	—	—
Total comprehensive loss	—	—	—	—	—	—	—	(1,547)
Stock-based compensation	—	—	1	—	—	—	—	1
Issuance of restricted stock	12,397	—	—	—	—	—	—	—
Cancellation of restricted stock	(167,130)	—	—	—	—	—	—	—
Restricted units granted	1,005,976	—	1	—	—	—	—	1
Tax withholding – stock compensation	(383,731)	—	—	—	—	—	—	—
Balance at March 31, 2020	586,023,435	$6	$4,728	$(2,798)	$(33)	44,353,224	$(202)	$1,701
Comprehensive loss:
Net loss	—	—	—	(880)	—	—	—	(880)
Other comprehensive income	—	—	—	—	—	—	—	—
Total comprehensive loss	—	—	—	—	—	—	—	(880)
Stock-based compensation	—	—	1	—	—	—	—	1
Issuance of restricted stock	222,489	—	—	—	—	—	—	—
Cancellation of restricted stock	(1,079,515)	—	—	—	—	—	—	—
Restricted units granted	1,649,294	—	2	—	—	—	—	2
Tax withholding – stock compensation	(222,163)	—	(1)	—	—	—	—	(1)
Balance at June 30, 2020	586,593,540	$6	$4,730	$(3,678)	$(33)	44,353,224	$(202)	$823
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
The accompanying consolidated financial statements were prepared using accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission.  Certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been appropriately condensed or omitted in this Quarterly Report.  The comparability of certain 2021 amounts to prior periods could be impacted as a result of the Montage Merger (as defined below) with Montage Resources Corporation (“Montage”) in November 2020. The Company believes the disclosures made are adequate to make the information presented not misleading.
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
(2) ACQUISITION
Indigo Natural Resources Merger
On June 1, 2021, Southwestern entered into an Agreement and Plan of Merger with Ikon Acquisition Company, LLC (“Ikon”), Indigo Natural Resources LLC (“Indigo”) and Ibis Unitholder Representative LLC (the “Indigo Merger Agreement”). Pursuant to the terms of the Indigo Merger Agreement, Indigo will merge with and into Ikon, a subsidiary of Southwestern, with Indigo surviving the merger (the “Indigo Merger”). The outstanding equity interests in Indigo will be cancelled and converted into the right to receive (i) $400 million in cash consideration, and (ii) 339,270,568 shares of Southwestern common stock, in each case, subject to adjustment as provided in the Indigo Merger Agreement. Additionally, Southwestern will assume $700 million in aggregate principal amount of 5.375% Senior Notes due 2029 of Indigo (the “Indigo Notes”). The shares of Southwestern common stock had an aggregate dollar value equal to $1.6 billion, based on the volume weighted average sales price as traded on the New York Stock Exchange of such shares calculated for the thirty trading day period ending on May 28, 2021. Following the closing of the Indigo Merger, Southwestern’s existing shareholders and Indigo’s existing equity holders will own approximately 67% and 33%, respectively, of the outstanding shares of the combined company. The transaction is expected to close in the second half of 2021, subject to customary closing conditions, including the approval of Southwestern’s shareholders.
The Company has recorded approximately $2 million in transaction expenses for the three and six months ended June 30, 2021 related to the Indigo Merger.

Montage Resources Merger
On August 12, 2020, Southwestern entered into an Agreement and Plan of Merger (the “Montage Agreement and Plan of Merger”) with Montage whereby Montage would merge with and into Southwestern, with Southwestern continuing as the surviving company (the "Montage Merger"). On November 12, 2020, Montage’s stockholders voted to approve the Montage Merger and it was made effective on November 13, 2020. The Montage Merger added to Southwestern’s oil and gas portfolio in Appalachia.
In exchange for each share of Montage common stock, Montage stockholders received 1.8656 shares of Southwestern common stock, plus cash in lieu of any fractional share of Southwestern common stock that otherwise would have been issued, based on the average price of $3.05 per share of Southwestern common stock on the NYSE on November 13, 2020. Following the closing of the Montage Merger, Southwestern's existing shareholders and Montage's existing shareholders owned approximately 90% and 10%, respectively, of the outstanding shares of the combined company.
In anticipation of the Montage Merger, in August 2020 Southwestern issued $350 million of new senior unsecured notes and 63,250,000 shares of common stock for $152 million after deducting underwriting discounts and offering expenses. The Company used the net proceeds from the debt and common stock offerings and borrowings under its revolving credit facility to fund a redemption of $510 million aggregate principal amount of Montage's outstanding 8.875% senior notes due 2023 (the “Montage Notes”) and related accrued interest in connection with the closing of the Montage Merger. See Note 7 and Note 11 for additional information.
The Montage Merger constituted a business combination and was accounted for using the acquisition method of accounting. The following table presents the fair value of consideration transferred to Montage stockholders as a result of the Montage Merger:

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
The assets acquired and liabilities assumed were recorded at their preliminary estimated fair values at the date of the Montage Merger. The following table sets forth the fair value of the assets acquired and liabilities assumed as of the acquisition date. Although the purchase price allocation is substantially complete as of the date of this filing, there may be further adjustments to the Company’s natural gas and oil properties as the studies necessary to determine the fair value are finalized. These amounts will be finalized no later than one year from the acquisition date. For the six months ended June 30, 2021 there were no changes to the allocation presented in the 2020 Form 10-K.

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
For the six months ended June 30, 2021, revenues and operating income associated with the operations acquired through the Montage Merger totaled $250 million and $121 million, respectively.
The following table presents selected unaudited pro forma condensed financial information for the three and six months ended June 30, 2020 as if the Montage Merger had occurred on January 1, 2019:

	Pro forma results
(in millions, except per share amounts)	For the three months ended June 30, 2020	For the six months ended June 30, 2020
Revenues	$501	$1,226
Loss from continuing operations	$(925)	$(2,415)
The unaudited pro forma information is not necessarily indicative of the operating results that would have occurred had the Montage Merger been completed at January 1, 2019, nor is it necessarily indicative of future operating results of the combined entity. The unaudited pro forma information gives effect to the Montage Merger and related equity and debt issuances along with the use of proceeds therefrom as if they had occurred on January 1, 2019. The unaudited pro forma information for 2020 is a result of combining the statements of operations of Southwestern with the pre-Montage Merger results of Montage from January 1, 2020 and included adjustments for revenues and direct expenses. The pro forma results exclude any cost savings anticipated as a result of the Montage Merger and the impact of any Montage Merger-related costs. The pro forma results include adjustments to DD&A (depreciation, depletion and amortization) based on the purchase price allocated to property, plant, and equipment and the estimated useful lives as well as adjustments to interest expense. Interest expense was adjusted to reflect the retirement of the Montage senior notes, the Montage credit facility, all related accrued interest and the associated decrease in amortization of issuance costs related to the Montage notes and revolving line of credit. This decrease was partially offset by increases in interest on debt associated with the issuance of $350 million in new 8.375% Senior Notes due 2028 related to the Southwestern debt offering and borrowings under Southwestern’s credit facility used to pay off the Montage notes, Montage credit facility and related accrued interest. Management believes the estimates and assumptions are reasonable, and the relative effects of the Montage Merger are properly reflected.
Montage Merger-Related Expenses
For the three and six months ended June 30, 2021, the Company incurred $1 million and $2 million, respectively, in Montage Merger-related expenses primarily related to one-time severance costs and the accelerated vesting of certain Montage share-based awards, based on the terms of the Montage Agreement and Plan of Merger, for former Montage employees that continued to assist with the transition into 2021.

(3) RESTRUCTURING CHARGES
On February 24, 2021, the Company notified employees of a workforce reduction plan as part of an ongoing strategic effort to reposition its portfolio, optimize operational performance and improve margins. Affected employees were offered a severance package, which included a one-time payment depending on length of service and, if applicable, the current value of unvested long-term incentive awards that were forfeited. These costs were recognized as restructuring charges for the three and six months ended June 30, 2021, and were substantially complete by the end of the first quarter of 2021.
In February 2020, the Company notified employees of a workforce reduction plan as a result of a strategic realignment of the Company’s organizational structure. Affected employees were offered a severance package, which included a one-time payment depending on length of service and, if applicable, the current value of unvested long-term incentive awards that were forfeited. These costs were recognized as restructuring charges for the three months ended June 30, 2020, and were substantially complete by the end of the first quarter of 2020.
The following table presents a summary of the restructuring charges included in Operating Income (Loss) for the three and six months ended June 30, 2021 and 2020:

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2021	2020	2021	2020
Severance (including payroll taxes) (1)	$1	$2	$7	$12
(1)Total restructuring charges were $1 million and $2 million for the Company’s E&P segment for the three months ended June 30, 2021 and 2020, respectively, and $7 million and $12 million for the Company’s E&P segment for the six months ended June 30, 2021 and 2020, respectively.
The following table presents a reconciliation of the liability associated with the Company’s restructuring activities at June 30, 2021, which is reflected in accounts payable on the consolidated balance sheet:

(in millions)
Liability at December 31, 2020	$3
Additions	7
Distributions	(10)
Liability at June 30, 2021	$—

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
Disaggregation of Revenues
The Company presents a disaggregation of E&P revenues by product on the consolidated statements of operations net of intersegment revenues.  The following table reconciles operating revenues as presented on the consolidated statements of operations to the operating revenues by segment:

(in millions)	E&P	Marketing	Intersegment Revenues	Total
Three months ended June 30, 2021
Gas sales	$421	$—	$12	$433
Oil sales	105	—	1	106
NGL sales	178	—	1	179
Marketing	—	983	(651)	332
Total	$704	$983	$(637)	$1,050

Three months ended June 30, 2020
Gas sales	$155	$—	$9	$164
Oil sales	16	—	3	19
NGL sales	40	—	—	40
Marketing	—	389	(202)	187
Total	$211	$389	$(190)	$410

(in millions)	E&P	Marketing	Intersegment Revenues	Total
Six months ended June 30, 2021
Gas sales	$872	$—	$25	$897
Oil sales	185	—	2	187
NGL sales	351	—	1	352
Marketing	—	1,979	(1,295)	684
Other (1)	1	1	—	2
Total	$1,409	$1,980	$(1,267)	$2,122

Six months ended June 30, 2020
Gas sales	$394	$—	$18	$412
Oil sales	68	—	3	71
NGL sales	90	—	—	90
Marketing	—	937	(511)	426
Other (2)	3	—	—	3
Total	$555	$937	$(490)	$1,002
(1)For the six months ended June 30, 2021, other E&P revenues consists primarily of gains on purchaser imbalances associated with certain NGLs and other Marketing revenues consists primarily of sales of gas from storage.
(2)For the six months ended June 30, 2020, other E&P revenues consists primarily of gains on purchaser imbalances associated with certain NGLs.
Associated E&P revenues are also disaggregated for analysis on a geographic basis by the core areas in which the Company operates, which are in Pennsylvania, West Virginia and Ohio.

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2021	2020	2021	2020
Northeast Appalachia	$230	$117	$493	$312
Southwest Appalachia	474	94	915	243
Other	—	—	1	—
Total	$704	$211	$1,409	$555

Receivables from Contracts with Customers
The following table reconciles the Company’s receivables from contracts with customers to consolidated accounts receivable as presented on the consolidated balance sheet:

(in millions)	June 30, 2021	December 31, 2020
Receivables from contracts with customers	$391	$350
Other accounts receivable	17	18
Total accounts receivable	$408	$368
Amounts recognized against the Company’s allowance for doubtful accounts related to receivables arising from contracts with customers were immaterial for the three and six months ended June 30, 2021 and 2020.  The Company has no contract assets or contract liabilities associated with its revenues from contracts with customers.
(5) CASH AND CASH EQUIVALENTS
The following table presents a summary of cash and cash equivalents as of June 30, 2021 and December 31, 2020:

(in millions)	June 30, 2021	December 31, 2020
Cash	$2	$13
Marketable securities (1)	—	—
Total	$2	$13
(1)Typically consists of government stable value money market funds.
(6) NATURAL GAS AND OIL PROPERTIES
The Company utilizes the full cost method of accounting for costs related to the exploration, development and acquisition of natural gas and oil properties.  Under this method, all such costs (productive and nonproductive), including salaries, benefits and other internal costs directly attributable to these activities, are capitalized on a country-by-country basis and amortized over the estimated lives of the properties using the units-of-production method.  These capitalized costs are subject to a ceiling test that limits such pooled costs, net of applicable deferred taxes, to the aggregate of the present value of future net revenues attributable to proved natural gas, oil and NGL reserves discounted at 10% (standardized measure).  Any costs in excess of the ceiling are written off as a non-cash expense.  The expense may not be reversed in future periods, even though higher natural gas, oil and NGL prices may subsequently increase the ceiling.  Companies using the full cost method are required to use the average quoted price from the first day of each month from the previous 12 months, including the impact of derivatives designated for hedge accounting, to calculate the ceiling value of their reserves. The Company had no hedge positions that were designated for hedge accounting as of June 30, 2021. Prices used to calculate the ceiling value of reserves were as follows:

	June 30, 2021	June 30, 2020
Natural gas (per MMBtu)	$2.43	$2.07
Oil (per Bbl)	$49.78	$47.17
NGLs (per Bbl)	$17.06	$8.87
Using the average quoted prices above, adjusted for market differentials, the Company’s net book value of its United States natural gas and oil properties did not exceed the ceiling amount at June 30, 2021. Decreases in market prices as well as changes in production rates, levels of reserves, evaluation of costs excluded from amortization, future development costs and production costs could result in future ceiling test impairments.
No impairment expense was recorded for the six months ended June 30, 2021 in relation to the recently acquired Montage natural gas and oil properties. These properties were recorded at fair value as of November 13, 2020, in accordance with Accounting Standards Codification (“ASC”) Topic 820 – Fair Value Measurement. In the fourth quarter of 2020, pursuant to SEC guidance, the Company determined that the fair value of the properties acquired at the closing of the Montage Merger clearly exceeded the related full-cost ceiling limitation beyond a reasonable doubt and received a waiver from the SEC to exclude the properties acquired in the Montage Merger from the ceiling test calculation. This waiver was granted for all reporting periods through and including the quarter ending September 30, 2021, as long as the Company can continue to demonstrate that the fair value of properties acquired clearly exceeds the full cost ceiling limitation beyond a reasonable doubt in each reporting period. As part of the waiver received from the SEC, the Company is required to disclose what the full cost ceiling test impairment amounts for all periods presented in each applicable quarterly and annual filing would have been if the waiver had not been granted. The fair value of the properties acquired in the Montage Merger was based on forward natural gas and oil pricing existing at the date of the Montage Merger, and the Company affirmed that there has not been a material decline to the fair value of these acquired assets since the Montage Merger. The properties acquired in the Montage Merger have an unamortized cost at June 30, 2021 of $1,130 million. Due to the improvement in commodity prices in the second quarter of 2021, no impairment charge would have been recorded for the three and six months ended June 30, 2021 had the recently acquired Montage natural gas and oil properties been included in the full cost ceiling test.
The Company’s net book value of its United States natural gas and oil properties exceeded the ceiling by $1.5 billion at March 31, 2020 and $650 million at June 30, 2020, resulting in a non-cash ceiling test impairment for the first and second quarters of 2020.
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
The following table presents the computation of earnings per share for the three and six months ended June 30, 2021 and 2020:

	For the three months ended June 30,		For the six months ended June 30,
(in millions, except share/per share amounts)	2021	2020	2021	2020
Net loss	$(609)	$(880)	$(529)	$(2,427)

Number of common shares:
Weighted average outstanding	676,722,999	541,079,192	676,057,534	540,693,841
Issued upon assumed exercise of outstanding stock options	—	—	—	—
Effect of issuance of non-vested restricted common stock	—	—	—	—
Effect of issuance of non-vested restricted units	—	—	—	—
Effect of issuance of non-vested performance units	—	—	—	—
Weighted average and potential dilutive outstanding	676,722,999	541,079,192	676,057,534	540,693,841

Loss per common share
Basic	$(0.90)	$(1.63)	$(0.78)	$(4.49)
Diluted	$(0.90)	$(1.63)	$(0.78)	$(4.49)
The following table presents the common stock shares equivalent excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2021 and 2020, as they would have had an antidilutive effect:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Unexercised stock options	3,733,971	4,548,735	3,764,362	4,566,648
Unvested share-based payment	721,633	902,615	805,791	1,024,867
Restricted stock units	2,917,427	2,631,727	4,059,473	2,983,352
Performance units	2,832,043	2,712,207	2,934,615	2,096,041
Total	10,205,074	10,795,284	11,564,241	10,670,908

(8) DERIVATIVES AND RISK MANAGEMENT
The Company is exposed to volatility in market prices and basis differentials for natural gas, oil and NGLs which impacts the predictability of its cash flows related to the sale of those commodities.  These risks are managed by the Company’s use of certain derivative financial instruments.  As of June 30, 2021, the Company’s derivative financial instruments consisted of fixed price swaps, two-way costless collars, three-way costless collars, basis swaps, call options, swaptions and interest rate swaps.  A description of the Company’s derivative financial instruments is provided below:

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
The Company contracts with counterparties for its derivative instruments that it believes are creditworthy at the time the transactions are entered into, and the Company actively monitors the credit ratings and credit default swap rates of these counterparties where applicable.  However, there can be no assurance that a counterparty will be able to meet its obligations to the Company.  The fair value of the Company’s derivative assets and liabilities includes a non-performance risk factor. See Note 10 for additional details regarding the Company’s fair value measurements of its derivatives position. The Company presents its derivatives position on a gross basis and does not net the asset and liability positions.
The following tables provide information about the Company’s financial instruments that are sensitive to changes in commodity prices and that are used to protect the Company’s exposure. None of the financial instruments below are designated for hedge accounting treatment.  The tables present the notional amount, the weighted average contract prices and the fair value by expected maturity dates as of June 30, 2021:

Financial Protection on Production
		Weighted Average Price per MMBtu
	Volume (Bcf)	Swaps	Sold Puts	Purchased Puts	Sold Calls	Basis Differential	Fair Value at June 30, 2021 (in millions)
Natural Gas
2021
Fixed price swaps	103	$2.80	$—	$—	$—	$—	$(87)
Two-way costless collars	140	—	—	2.62	2.97	—	(101)
Three-way costless collars	153	—	2.18	2.51	2.86	—	(127)
Total	396						$(315)
2022
Fixed price swaps	268	$2.72	$—	$—	$—	$—	$(119)
Two-way costless collars	125	—	—	2.65	3.04	—	(46)
Three-way costless collars	333	—	2.06	2.51	2.94	—	(127)
Total	726						$(292)
2023
Fixed price swaps	23	$2.70	$—	$—	$—	$—	$(3)
Two-way costless collars	34	—	—	2.50	2.72	—	(3)
Three-way costless collars	215	—	2.09	2.54	3.00	—	(34)
Total	272						$(40)
2024
Three-way costless collars	11	$—	$2.25	$2.80	$3.54	$—	$(1)

Basis Swaps
2021	166	$—	$—	$—	$—	$(0.47)	$62
2022	261	—	—	—	—	(0.40)	40
2023	163	—	—	—	—	(0.53)	7
2024	40	—	—	—	—	(0.70)	2
2025	9	—	—	—	—	(0.64)	1
Total	639						$112

	Volume (MBbls)	Weighted Average Strike Price per Bbl				Fair Value at June 30, 2021 (in millions)
		Swaps	Sold Puts	Purchased Puts	Sold Calls
Oil
2021
Fixed price swaps	1,739	$50.10	$—	$—	$—	$(37)
Two-way costless collars	92	—	—	37.50	45.50	(2)
Three-way costless collars	1,152	—	39.22	49.05	54.35	(20)
Total	2,983					$(59)
2022
Fixed price swaps	3,203	$53.54	$—	$—	$—	$(39)
Three-way costless collars	1,380	—	39.89	50.23	57.05	(15)
Total	4,583					$(54)
2023
Fixed price swaps	846	$55.98	$—	$—	$—	$(4)
Three-way costless collars	1,268	—	33.97	45.51	56.12	(12)
Total	2,114					$(16)
2024
Fixed price swaps	54	$53.15	$—	$—	$—	$—

Ethane
2021
Fixed price swaps	3,284	$7.64	$—	$—	$—	$(17)
Two-way costless collars	294	—	—	7.14	10.40	(1)
Total	3,578					$(18)
2022
Fixed price swaps	2,362	$8.97	$—	$—	$—	$(6)
Two-way costless collars	135	—	—	7.56	9.66	—
Total	2,497					$(6)

Propane
2021
Fixed price swaps	4,261	$24.00	$—	$—	$—	$(84)
2022
Fixed price swaps	4,092	$25.90	$—	$—	$—	$(42)
Three-way costless collars	305	—	16.80	21.00	31.92	(2)
Total	4,397					$(44)

Normal Butane
2021
Fixed price swaps	1,245	$29.04	$—	$—	$—	$(27)
2022
Fixed price swaps	1,295	$29.16	$—	$—	$—	$(16)

Natural Gasoline
2021
Fixed price swaps	1,281	$43.58	$—	$—	$—	$(29)
2022
Fixed price swaps	1,201	$45.76	$—	$—	$—	$(17)

Other Derivative Contracts
	Volume (Bcf)	Weighted Average Strike Price per MMBtu	Fair Value at June 30, 2021 (in millions)
Call Options – Natural Gas (Net)
2021	38	$3.19	$(21)
2022	77	3.00	(34)
2023	46	2.94	(14)
2024	9	3.00	(4)
Total	170		$(73)
Put Options – Natural Gas
2021	9	$2.00	$—
2022	5	2.00	—
Total	14		$—

	Volume (MBbls)	Weighted Average Strike Price per Bbl	Fair Value at June 30, 2021 (in millions)
Call Options – Oil
2021	114	$60.00	$(1)

	Volume (Bcf)	Weighted Average Strike Price per MMBtu	Fair Value at June 30, 2021 (in millions)
Swaptions – Natural Gas
2021 (1)	18	$3.00	$(5)
(1)The Company has sold swaptions with an underlying tenor of January 2022 to December 2022, with an exercise date of December 23, 2021.

	Volume (Bcf)	Weighted Average Strike Price per MMBtu		Fair Value at June 30, 2021 (in millions)
		Swaps	Basis Differential
Storage (1)
2021
Purchased fixed price swaps	1	$2.45	$—	$1
Purchased basis swaps	1	—	(0.88)	—
Fixed price swaps	1	2.59	—	(1)
Basis swaps	—	—	(0.89)	—
Total	3			$—
2022
Purchased fixed price swaps	—	$2.14	$—	$—
Fixed price swaps	2	2.82	—	(1)
Basis swaps	1	—	(0.57)	—
Total	3			$(1)
(1)The Company has entered into certain derivatives to protect the value of volumes of natural gas injected into a storage facility that will be withdrawn and sold at a later date.

Purchased Fixed Price Swaps – Marketing (Natural Gas) (1)	Volume (Bcf)	Weighted Average Strike Price per MMBtu	Fair Value at June 30, 2021 (in millions)
2021	2	$2.44	$3
(1)The Company has entered into a limited number of derivatives to protect the value of certain long-term sales contracts.
At June 30, 2021, the net fair value of the Company’s financial instruments related to commodities was a $983 million liability and included a net reduction of the liability of $2 million related to non-performance risk. See Note 10 for additional details regarding the Company’s fair value measurements of its derivatives position.
As of June 30, 2021, the Company had no positions designated for hedge accounting treatment. Gains and losses on derivatives that are not designated for hedge accounting treatment, or do not meet hedge accounting requirements, are recorded as a component of gain (loss) on derivatives on the consolidated statements of operations. Accordingly, the gain (loss) on derivatives component of the statement of operations reflects the gain and losses on both settled and unsettled derivatives. Only the settled gains and losses are included in the Company’s realized commodity price calculations.
The balance sheet classification of the assets and liabilities related to derivative financial instruments (none of which are designated for hedge accounting treatment) is summarized below as of June 30, 2021 and December 31, 2020:

Derivative Assets
		Fair Value
(in millions)	Balance Sheet Classification	June 30, 2021	December 31, 2020
Derivatives not designated as hedging instruments:
Purchased fixed price swaps – natural gas	Derivative assets	$3	$1
Fixed price swaps – natural gas	Derivative assets	1	37
Fixed price swaps – oil	Derivative assets	—	13
Two-way costless collars – natural gas	Derivative assets	16	54
Three-way costless collars – natural gas	Derivative assets	18	57
Three-way costless collars – oil	Derivative assets	1	15
Basis swaps – natural gas	Derivative assets	83	60
Call options – natural gas	Derivative assets	9	4
Purchased fixed price swaps – natural gas storage	Derivative assets	1	—
Fixed price swaps – natural gas	Other long-term assets	—	7
Fixed price swaps – oil	Other long-term assets	—	2
Two-way costless collars – natural gas	Other long-term assets	12	20
Three-way costless collars – natural gas	Other long-term assets	68	87
Three-way costless collars – oil	Other long-term assets	5	15
Basis swaps – natural gas	Other long-term assets	56	15
Interest rate swaps	Other long-term assets	1	—
Total derivative assets		$274	$387

Derivative Liabilities
		Fair Value
(in millions)	Balance Sheet Classification	June 30, 2021	December 31, 2020
Derivatives not designated as hedging instruments:
Fixed price swaps – natural gas	Derivative liabilities	$158	$7
Fixed price swaps – oil	Derivative liabilities	58	12
Fixed price swaps – ethane	Derivative liabilities	21	10
Fixed price swaps – propane	Derivative liabilities	110	36
Fixed price swaps – normal butane	Derivative liabilities	36	8
Fixed price swaps – natural gasoline	Derivative liabilities	39	13
Two-way costless collars – natural gas	Derivative liabilities	151	43
Two-way costless collars – oil	Derivative liabilities	2	1
Two-way costless collars – ethane	Derivative liabilities	1	—
Three-way costless collars – natural gas	Derivative liabilities	217	82
Three-way costless collars – oil	Derivative liabilities	29	15
Three-way costless collars – propane	Derivative liabilities	1	—
Basis swaps – natural gas	Derivative liabilities	19	3
Call options – natural gas	Derivative liabilities	51	12
Call options – oil	Derivative liabilities	1	—
Put options – natural gas	Derivative liabilities	—	1
Swaptions – natural gas	Derivative liabilities	5	2
Fixed price swaps – natural gas storage	Derivative liabilities	2	—
Fixed price swaps – natural gas	Long-term derivative liabilities	52	3
Fixed price swaps – oil	Long-term derivative liabilities	22	2
Fixed price swaps – ethane	Long-term derivative liabilities	2	—
Fixed price swaps – propane	Long-term derivative liabilities	16	2
Fixed price swaps – normal butane	Long-term derivative liabilities	7	1
Fixed price swaps – natural gasoline	Long-term derivative liabilities	7	2
Two-way costless collars – natural gas	Long-term derivative liabilities	27	21
Three-way costless collars – natural gas	Long-term derivative liabilities	158	102
Three-way costless collars – oil	Long-term derivative liabilities	24	15
Three-way costless collars – propane	Long-term derivative liabilities	1	—
Basis swap – natural gas	Long-term derivative liabilities	8	7
Call options – natural gas	Long-term derivative liabilities	31	28
Total derivative liabilities		$1,256	$428

The following tables summarize the before-tax effect of the Company’s derivative instruments on the consolidated statements of operations for the three and six months ended June 30, 2021 and 2020:

Unsettled Gain (Loss) on Derivatives Recognized in Earnings
	Consolidated Statement of Operations Classification of Gain (Loss) on Derivatives, Unsettled	For the three months ended June 30,		For the six months ended June 30,
Derivative Instrument		2021	2020	2021	2020

		(in millions)
Purchased fixed price swaps – natural gas	Gain (Loss) on Derivatives	$2	$1	$2	$—
Fixed price swaps – natural gas	Gain (Loss) on Derivatives	(221)	(39)	(243)	64
Fixed price swaps – oil	Gain (Loss) on Derivatives	(41)	(39)	(81)	74
Fixed price swaps – ethane	Gain (Loss) on Derivatives	(11)	(22)	(13)	(10)
Fixed price swaps – propane	Gain (Loss) on Derivatives	(43)	(44)	(88)	(8)
Fixed price swaps – normal butane	Gain (Loss) on Derivatives	(19)	—	(34)	—
Fixed price swaps – natural gasoline	Gain (Loss) on Derivatives	(11)	—	(31)	—
Two-way costless collars – natural gas	Gain (Loss) on Derivatives	(148)	(7)	(160)	(11)
Two-way costless collars – oil	Gain (Loss) on Derivatives	—	(10)	(1)	9
Two-way costless collars – ethane	Gain (Loss) on Derivatives	(1)	—	(1)	—
Two-way costless collars – propane	Gain (Loss) on Derivatives	—	(3)	—	(1)
Three-way costless collars – natural gas	Gain (Loss) on Derivatives	(249)	(45)	(249)	(96)
Three-way costless collars – oil	Gain (Loss) on Derivatives	(29)	(6)	(47)	19
Three-way costless collars – propane	Gain (Loss) on Derivatives	(1)	—	(2)	—
Basis swaps – natural gas	Gain (Loss) on Derivatives	44	(13)	47	(14)
Call options – natural gas	Gain (Loss) on Derivatives	(40)	(4)	(37)	(9)
Call options – oil	Gain (Loss) on Derivatives	—	—	(1)	1
Put options – natural gas	Gain (Loss) on Derivatives	1	—	1	—
Swaptions – natural gas	Gain (Loss) on Derivatives	(4)	—	(3)	—
Purchased fixed price swap – natural gas storage	Gain (Loss) on Derivatives	1	—	1	(1)
Fixed price swap – natural gas storage	Gain (Loss) on Derivatives	(2)	1	(2)	—
Interest rate swaps	Gain (Loss) on Derivatives	—	1	1	—
Total gain (loss) on unsettled derivatives		$(772)	$(229)	$(941)	$17

Settled Gain (Loss) on Derivatives Recognized in Earnings (1)
	Consolidated Statement of Operations Classification of Gain (Loss) on Derivatives, Settled	For the three months ended June 30,			For the six months ended June 30,
Derivative Instrument		2021	2020		2021		2020

		(in millions)
Purchased fixed price swaps – natural gas	Gain (Loss) on Derivatives	$1	$(1)		$1		$(2)
Fixed price swaps – natural gas	Gain (Loss) on Derivatives	(6)	84	(2)	(1)		89	(2)
Fixed price swaps – oil	Gain (Loss) on Derivatives	(28)	18		(45)		27
Fixed price swaps – ethane	Gain (Loss) on Derivatives	(6)	2		(10)		8
Fixed price swaps – propane	Gain (Loss) on Derivatives	(30)	7		(60)		17
Fixed price swaps – normal butane	Gain (Loss) on Derivatives	(9)	—		(16)		—
Fixed price swaps – natural gasoline	Gain (Loss) on Derivatives	(13)	—		(22)		—
Two-way costless collars – natural gas	Gain (Loss) on Derivatives	(2)	—		—		6
Two-way costless collars – oil	Gain (Loss) on Derivatives	(1)	6		(2)		9
Two-way costless collars – propane	Gain (Loss) on Derivatives	—	1		—		2
Three-way costless collars – natural gas	Gain (Loss) on Derivatives	(8)	7		(7)		43
Three-way costless collars – oil	Gain (Loss) on Derivatives	(5)	3		(6)		4
Basis swaps – natural gas	Gain (Loss) on Derivatives	8	(7)		49		9
Put options – natural gas	Gain (Loss) on Derivatives	—	—		(2)	(3)	—
Fixed price swaps – natural gas storage	Gain (Loss) on Derivatives	—	—		—		1
Total gain (loss) on settled derivatives		$(99)	$120		$(121)		$213

Total gain (loss) on derivatives		$(871)	$(109)		$(1,062)		$230
(1)The Company calculates gain (loss) on derivatives, settled, as the summation of gains and losses on positions that settled within the period.
(2)Includes $4 million amortization of premiums paid related to certain natural gas fixed price options for the three and six months ended June 30, 2020, which is included in gain (loss) on derivatives on the consolidated statements of operations.
(3)Includes $2 million amortization of premiums paid related to certain natural gas put options for the six months ended June 30, 2021 which is included in gain (loss) on derivatives on the consolidated statements of operations.
(9) RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in accumulated other comprehensive income for the first six months of 2021 were related to the Company’s pension and other postretirement benefits. The following tables detail the components of accumulated other comprehensive income and the related tax effects for the six months ended June 30, 2021:

(in millions)	Pension and Other Postretirement	Foreign Currency	Total
Beginning balance December 31, 2020	$(24)	$(14)	$(38)
Other comprehensive income before reclassifications	—	—	—
Amounts reclassified from other comprehensive income (1)	3	—	3
Net current-period other comprehensive income	3	—	3
Ending balance June 30, 2021	$(21)	$(14)	$(35)

Details about Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations	Amount Reclassified from Accumulated Other Comprehensive Income
		For the six months ended June 30, 2021
		(in millions)
Pension and other postretirement:
Settlement adjustment (1)	Other Income (Loss), Net	$4
	Provision (Benefit) for Income Taxes	1
	Net Income	$3

Total reclassifications for the period	Net Income	$3
(1) See Note 14 for additional details regarding the Company’s pension and other postretirement benefit plans.

(10) FAIR VALUE MEASUREMENTS
Assets and liabilities measured at fair value on a recurring basis
The carrying amounts and estimated fair values of the Company’s financial instruments as of June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021		December 31, 2020
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$2	$2	$13	$13
2018 revolving credit facility due April 2024	568	568	700	700
Senior notes (1)	2,471	2,684	2,471	2,609
Derivative instruments, net	(982)	(982)	(41)	(41)
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
Derivative Instruments: The Company measures the fair value of its derivative instruments based upon a pricing model that utilizes market-based inputs, including, but not limited to, the contractual price of the underlying position, current market prices, natural gas and liquids forward curves, discount rates such as the LIBOR curve for a similar duration of each outstanding position, volatility factors and non-performance risk. Non-performance risk considers the effect of the Company’s credit standing on the fair value of derivative liabilities and the effect of counterparty credit standing on the fair value of derivative assets. Both inputs to the model are based on published credit default swap rates and the duration of each outstanding derivative position. As of June 30, 2021 and December 31, 2020, the impact of non-performance risk on the fair value of the Company’s net derivative asset position was a decrease of the net liability of $2 million and $1 million, respectively.
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
The Company’s call and put options, two-way costless collars and three-way costless collars (Level 2) are valued using the Black-Scholes model, an industry standard option valuation model that takes into account inputs such as contract terms, including maturity, and market parameters, including assumptions of the NYMEX and OPIS futures index, interest rates, volatility and credit worthiness.  Inputs to the Black-Scholes model, including the volatility input, are obtained from a third-party pricing source, with independent verification of the most significant inputs on a monthly basis.  An increase (decrease) in volatility would result in an increase (decrease) in fair value measurement, respectively. Swaptions are valued using a variant of the Black-Scholes model referred to as the Black Swaption model, which uses its own separate volatility inputs.

The Company’s basis swaps (Level 2) are estimated using third-party calculations based upon forward commodity price curves.
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	June 30, 2021
	Fair Value Measurements Using:
(in millions)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets (Liabilities) at Fair Value
Assets
Purchased fixed price swaps	$—	$3	$—	$3
Fixed price swaps	—	1	—	1
Two-way costless collars	—	28	—	28
Three-way costless collars	—	92	—	92
Basis swaps	—	139	—	139
Call options	—	9	—	9
Purchased fixed price swaps – storage	—	1	—	1
Interest rate swaps	—	1	—	1
Liabilities
Fixed price swaps	—	(528)	—	(528)
Two-way costless collars	—	(181)	—	(181)
Three-way costless collars	—	(430)	—	(430)
Basis swaps	—	(27)	—	(27)
Call options	—	(83)	—	(83)
Swaptions	—	(5)	—	(5)
Fixed price swaps – storage	—	(2)	—	(2)
Total (1)	$—	$(982)	$—	$(982)
(1)Includes a net reduction to the liability fair value of $2 million related to estimated nonperformance risk.

	December 31, 2020
	Fair Value Measurements Using:
(in millions)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets (Liabilities) at Fair Value
Assets
Purchased fixed price swaps	$—	$1	$—	$1
Fixed price swaps	—	59	—	59
Two-way costless collars	—	74	—	74
Three-way costless collars	—	174	—	174
Basis swaps	—	75	—	75
Call options	—	4	—	4
Liabilities
Fixed price swaps	—	(96)	—	(96)
Two-way costless collars	—	(65)	—	(65)
Three-way costless collars	—	(214)	—	(214)
Basis swaps	—	(10)	—	(10)
Call options	—	(40)	—	(40)
Put options	—	(1)	—	(1)
Swaptions	—	(2)	—	(2)
Total (1)	$—	$(41)	$—	$(41)
(1)Includes a net reduction to the liability fair value of $1 million related to estimated nonperformance risk.

(11) DEBT
The components of debt as of June 30, 2021 and December 31, 2020 consisted of the following:

	June 30, 2021
(in millions)	Debt Instrument	Unamortized Issuance Expense		Unamortized Debt Discount	Total
Current portion of long-term debt:
4.10% Senior Notes due March 2022	$207	$—		$—	$207
Total current portion of long-term debt	$207	$—		$—	$207

Long-term debt:
Variable rate (2.10% at June 30, 2021) 2018 revolving credit facility due April 2024	$568	$—	(1)	$—	$568
4.95% Senior Notes due January 2025 (2)	856	(4)		(1)	851
7.50% Senior Notes due April 2026	618	(5)		—	613
7.75% Senior Notes due October 2027	440	(4)		—	436
8.375% Senior Notes due September 2028	350	(5)		—	345
Total long-term debt	$2,832	$(18)		$(1)	$2,813

Total debt	$3,039	$(18)		$(1)	$3,020

	December 31, 2020
(in millions)	Debt Instrument	Unamortized Issuance Expense		Unamortized Debt Discount	Total
Long-term debt:
Variable rate (2.11% at December 31, 2020) 2018 term loan facility due April 2024	$700	$—	(1)	$—	$700
4.10% Senior Notes due March 2022	207	—		—	207
4.95% Senior Notes due January 2025 (2)	856	(4)		(1)	851
7.50% Senior Notes due April 2026	618	(6)		—	612
7.75% Senior Notes due October 2027	440	(5)		—	435
8.375% Senior Notes due September 2028	350	(5)		—	345
Total long-term debt	$3,171	$(20)		$(1)	$3,150
(1)At June 30, 2021 and December 31, 2020, unamortized issuance expense of $11 million and $12 million, respectively, associated with the 2018 credit facility (as defined below) was classified as other long-term assets on the consolidated balance sheets.
(2)Effective in July 2018, the interest rate was 6.20% for the 2025 Notes, reflecting a net downgrade in the Company’s bond ratings since the initial offering. On April 7, 2020, S&P downgraded the Company’s bond rating to BB-, which had the effect of increasing the interest rate on the 2025 Notes to 6.45% following the July 23, 2020 interest payment date. The first coupon payment to the bondholders at the higher interest rate was paid in January 2021. On June 2, 2021 in conjunction with the announcement of the Indigo Merger, S&P placed the Company’s bond rating on credit watch for a potential positive upgrade. Interest savings from any potential upgrade would be realized for coupon payments paid after January 2022.
The following is a summary of scheduled debt maturities by year as of June 30, 2021:

(in millions)
2021	$—
2022	207
2023	—
2024 (1)	568
2025	856
Thereafter	1,408
$3,039
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
The 2018 credit facility contains customary events of default that include, among other things, the failure to comply with the financial covenants described above, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments and cross-defaults to material indebtedness.  If an event of default occurs and is continuing, all amounts outstanding under the 2018 credit facility may become immediately due and payable. As of June 30, 2021, the Company was in compliance with all of the covenants contained in the credit agreement governing the 2018 credit facility.
Each United States domestic subsidiary of the Company for which the Company owns 100% guarantees the 2018 credit facility.  Pursuant to requirements under the indentures governing its senior notes, each subsidiary that became a guarantor of the 2018 credit facility also became a guarantor of each of the Company’s senior notes.
As of June 30, 2021, the Company had $233 million in letters of credit and $568 million borrowings outstanding under the 2018 credit facility. The Company currently does not anticipate being required to supply a materially greater amount of letters of credit under its existing contracts.
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
Senior Notes
In January 2015, the Company completed a public offering of $1.0 billion aggregate principal amount of its 4.95% senior notes due 2025 (the “2025 Notes”).  The interest rate on the 2025 Notes is determined based upon the public bond ratings from Moody’s and S&P.  Downgrades on the 2025 Notes from either rating agency increase interest costs by 25 basis points per downgrade level and upgrades decrease interest costs by 25 basis points per upgrade level, up to the stated coupon rate, on the following semi-annual bond interest payment.  Effective in July 2018, the interest rate for the 2025 Notes was 6.20%, reflecting a net downgrade in the Company’s bond ratings since the initial offering. On April 7, 2020, S&P downgraded the Company’s bond rating to BB-, which had the effect of increasing the interest rate on the 2025 Notes to 6.45% following the July 23, 2020 interest payment date. The first coupon payment to the 2025 Notes bondholders at the higher interest rate was paid in January 2021. On June 2, 2021 in conjunction with the announcement of the Indigo Merger, S&P placed the Company’s bond rating on credit watch for a potential positive upgrade. Interest savings on the 2025 Notes from any potential upgrade would be realized for coupon payments paid after January 2022.
In the first half of 2020, the Company repurchased $6 million of its 4.10% Senior Notes due 2022, $36 million of its 4.95% Senior Notes due 2025, $21 million of its 7.50% Senior Notes due 2026 and $44 million of its 7.75% Senior Notes due 2027 for $72 million, and recognized a $35 million gain on the extinguishment of debt.
In August 2020, the Company completed a public offering of $350 million aggregate principal amount of its 8.375% Senior Notes due 2028 (the “2028 Notes”), with net proceeds from the offering totaling approximately $345 million after underwriting discounts and offering expenses. The 2028 Notes were sold to the public at 100% of their face value. The net proceeds from the notes, in conjunction with the net proceeds from the August 2020 common stock offering and borrowings under the revolving credit facility, were utilized to fund a redemption of $510 million of Montage’s Notes in connection with the closing of the Montage Merger.
On June 1, 2021, Southwestern entered into the Indigo Merger Agreement. Upon the close of the Indigo Merger, and pursuant to the terms of the Indigo Merger Agreement, Southwestern will assume $700 million in aggregate principal amount of 5.375% Senior Notes due 2029 of Indigo. The transaction is expected to close in the second half of 2021, subject to customary closing conditions, including the approval of Southwestern’s shareholders.
(12) COMMITMENTS AND CONTINGENCIES
Operating Commitments and Contingencies
As of June 30, 2021, the Company’s contractual obligations for demand and similar charges under firm transportation and gathering agreements to guarantee access capacity on natural gas and liquids pipelines and gathering systems totaled approximately $8.3 billion, $369 million of which related to access capacity on future pipeline and gathering infrastructure projects that still require the granting of regulatory approvals and additional construction efforts.  The Company also had guarantee obligations of up to $895 million of that amount.  As of June 30, 2021, future payments under non-cancelable firm transportation and gathering agreements were as follows:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	5 to 8 Years	More than 8 Years
Infrastructure currently in service	$7,965	$713	$1,557	$1,317	$1,744	$2,634
Pending regulatory approval and/or construction (1)	369	2	18	25	52	272
Total transportation charges	$8,334	$715	$1,575	$1,342	$1,796	$2,906
(1)Based on estimated in-service dates as of June 30, 2021.
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

Litigation
The Company is subject to various litigation, claims and proceedings, most of which have arisen in the ordinary course of business, such as for alleged breaches of contract, miscalculation of royalties, employment matters, traffic accidents, pollution, contamination, encroachment on others’ property or nuisance. The Company accrues for litigation, claims and proceedings when a liability is both probable and the amount can be reasonably estimated. As of June 30, 2021, the Company does not currently have any material amounts accrued related to litigation matters. For any matters not accrued for, it is not possible at this time to estimate the amount of any additional loss, or range of loss, that is reasonably possible, but, based on the nature of the claims, management believes that current litigation, claims and proceedings, individually or in aggregate and after taking into account insurance, are not likely to have a material adverse impact on the Company’s financial position, results of operations or cash flows, for the period in which the effect of that outcome becomes reasonably estimable. Many of these matters are in early stages, so the allegations and the damage theories have not been fully developed, and are all subject to inherent uncertainties; therefore, management’s view may change in the future.
St. Lucie County Fire District Firefighters’ Pension Trust
On October 17, 2016, the St. Lucie County Fire District Firefighters’ Pension Trust filed a putative class action in the 61st District Court in Harris County, Texas, against the Company, certain of its former officers and current and former directors and the underwriters on behalf of itself and others that purchased certain depositary shares from the Company’s January 2015 equity offering, alleging material misstatements and omissions in the registration statement for that offering. The Company removed the case to federal court, but after a decision by the United States Supreme Court in an unrelated case that these types of cases are not subject to removal, the federal court remanded the case to the Texas state court. The Texas trial court denied the Company’s motion to dismiss, and in February 2020, the court of appeals declined to exercise discretion to reverse the trial court’s decision. The Company filed a petition to review the trial court’s decision with the Texas Supreme Court, and the Court requested a response from the plaintiff. The Court subsequently requested full briefing on the merits of the case. The Company carries insurance for the claims asserted against it and the officer and director defendants, and the carrier accepted coverage. On June 15, 2021, the parties agreed to a settlement of the case without any admission of liability. The Company’s insurance carrier is fully funding the settlement amount. The trial court has issued an order preliminarily approving the settlement. A hearing on final approval of the settlement is set for October 21, 2021.
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
(13) INCOME TAXES
The Company’s effective tax rate was approximately 0% for the three and six months ended June 30, 2021. The effective tax rate for the three and six months June 30, 2021 related to the effects of a valuation allowance against the Company’s U.S. deferred tax assets. A valuation allowance for deferred tax assets, including net operating losses, is recognized when it is more likely than not that some or all of the benefit from the deferred tax assets will not be realized.  To assess that likelihood, the Company uses estimates and judgment regarding future taxable income, and considers the tax consequences in the jurisdiction where such taxable income is generated, to determine whether a valuation allowance is required.  Such evidence can include current financial position, results of operations, both actual and forecasted, the reversal of deferred tax liabilities and tax planning strategies as well as current and forecasted business economics of the oil and gas industry.
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

The Company’s effective tax rate was approximately 0% and (20)% for the three and six months ended June 30, 2020, respectively. The effective tax rate for the six months ended June 30, 2020 was primarily the effect of recording the valuation allowance discussed above.
The Company adopted Accounting Standards Update No. 2019-12 (“ASU 2019-12”) in the current period. ASU 2019-12 addressed simplification to income tax accounting rules, such as removing a few exceptions to intraperiod allocation. There was no material impact to the financial statements as a result of this adoption.
(14) PENSION PLAN AND OTHER POSTRETIREMENT BENEFITS
The Company maintains defined pension and other postretirement benefit plans, which cover substantially all of the Company’s employees.  As part of ongoing effort to reduce costs, the Company elected to freeze its pension plan effective January 1, 2021. Employees that were participants in the pension plan prior to January 1, 2021 will continue to receive the interest component of the plan but will no longer receive the service component. Net periodic pension costs include the following components for the three and six months ended June 30, 2021 and 2020:

	Consolidated Statements of Operations Classification of Net Periodic Benefit Cost	For the three months ended June 30,		For the six months ended June 30,
(in millions)		2021	2020	2021	2020
Service cost	General and administrative expenses	$—	$2	$—	$4
Interest cost	Other Income (Loss), Net	1	1	2	2
Expected return on plan assets	Other Income (Loss), Net	(2)	(2)	(3)	(3)
Amortization of net loss	Other Income (Loss), Net	—	—	—	—
Settlement loss	Other Income (Loss), Net	1	—	1	—
Net periodic benefit cost		$—	$1	$—	$3
The Company recognized a $1 million non-cash settlement loss related to $4 million of lump sum payments from the pension plan in the first half of 2021.  As a result of settlement accounting requirements, the Company recorded a $3 million reduction to its net pension liability in the second quarter of 2021, with a corresponding reduction to accumulated other comprehensive loss.
The Company’s other postretirement benefit plan had a net periodic benefit cost of less than $1 million and less than $1 million for the three months ended June 30, 2021 and 2020, respectively, and $1 million and $1 million for the six months ended June 30, 2021 and 2020, respectively.
As of June 30, 2021, the Company has contributed $9 million to the pension and other postretirement benefit plans and expects to contribute an additional $3 million to its pension plan during the remainder of 2021. The Company recognized liabilities of $21 million and $14 million related to its pension and other postretirement benefits, respectively, as of June 30, 2021, compared to liabilities of $33 million and $13 million as of December 31, 2020, respectively.
The Company maintains a non-qualified deferred compensation supplemental retirement savings plan (“Non-Qualified Plan”) for certain key employees who may elect to defer and contribute a portion of their compensation, as permitted by the Non-Qualified Plan.  Shares of the Company’s common stock purchased under the terms of the Non-Qualified Plan are included in treasury stock and totaled 2,035 shares and 3,632 shares at June 30, 2021 and December 31, 2020, respectively.
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
In February of 2021 and 2020, the Company notified employees of workforce reduction plans as a result of strategic realignments of the Company’s organizational structure. These reductions were substantially complete by the end of the first quarter of each respective year. Affected employees were offered a severance package which, if applicable, included the current value of unvested long-term incentive awards that were forfeited.
The Company recognized the following amounts in total employee stock-based compensation costs for the three and six months ended June 30, 2021 and 2020:

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2021	2020	2021	2020
Stock-based compensation cost – expensed	$9	$6	$22	$6
Stock-based compensation cost – capitalized	5	1	10	1
Equity-Classified Awards
The Company recognized the following amounts in employee equity-classified stock-based compensation costs for the three and six months ended June 30, 2021 and 2020:

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2021	2020	2021	2020
Equity-classified awards – expensed	$2	$1	$2	$2
Equity-classified awards – capitalized	—	—	—	—
As of June 30, 2021, there was less than $1 million of total unrecognized compensation cost related to the Company’s unvested equity-classified stock option grants, equity-classified restricted stock grants and equity-classified performance units.  This cost is expected to be recognized over a weighted-average period of 1.4 years.
Equity-Classified Stock Options
The following table summarizes equity-classified stock option activity for the six months ended June 30, 2021 and provides information for options outstanding and options exercisable as of June 30, 2021:

	Number of Options	Weighted Average Exercise Price
	(in thousands)
Outstanding at December 31, 2020	3,850	$13.39
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(151)	$32.21
Outstanding at June 30, 2021	3,699	$12.63
Exercisable at June 30, 2021	3,699	$12.63

Equity-Classified Restricted Stock
The following table summarizes equity-classified restricted stock activity for the six months ended June 30, 2021 and provides information for unvested shares as of June 30, 2021:

	Number of Shares	Weighted Average Fair Value
	(in thousands)
Unvested shares at December 31, 2020	697	$5.97
Granted	307	$5.30
Vested	(855)	$5.83
Forfeited	—	$8.59
Unvested shares at June 30, 2021	149	$5.38
Equity-Classified Restricted Stock Units
As a result of the Montage Merger, certain employees became employees of Southwestern and retained their original equity awards. The following table summarizes equity-classified performance unit activity for the six months ended June 30, 2021 and provides information for unvested units as of June 30, 2021.

	Number of Shares	Weighted Average Fair Value
	(in thousands)
Unvested units at December 31, 2020	134	$3.05
Granted	—	$—
Vested	(87)	$3.05
Forfeited	—	$—
Unvested units at June 30, 2021	47	$3.05
Liability-Classified Awards
The Company recognized the following amounts in employee liability-classified stock-based compensation costs for the three and six months ended June 30, 2021:

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2021	2020	2021	2020
Liability-classified stock-based compensation cost – expensed	$7	$5	$20	$4
Liability-classified stock-based compensation cost – capitalized	5	1	10	1
Liability-Classified Restricted Stock Units
In the first quarter of each year beginning with 2018, the Company granted restricted stock units that vest over a period of four years and are payable in either cash or shares at the option of the Compensation Committee of the Company’s Board of Directors.  The awards granted in 2021 vest over a period of three years. The Company has accounted for these as liability-classified awards, and accordingly changes in the market value of the instruments will be recorded to general and administrative expense and capitalized expense over the vesting period of the award.  As of June 30, 2021, there was $25 million of total unrecognized compensation cost related to liability-classified restricted stock units that is expected to be recognized over a weighted-average period of 1.8 years. The amount of unrecognized compensation cost for liability-classified awards will fluctuate over time as they are marked to market.

	Number of Units	Weighted Average Fair Value
	(in thousands)
Unvested units at December 31, 2020	11,613	$2.67
Granted	1,486	$4.23
Vested	(4,522)	$3.40
Forfeited	(489)	$4.37
Unvested units at June 30, 2021	8,088	$4.90

Liability-Classified Performance Units
In each year beginning with 2018, the Company granted performance units that vest at the end of, or over, a three-year period and are payable in either cash or shares at the option of the Compensation Committee of the Company’s Board of Directors.  The Company has accounted for these as liability-classified awards, and accordingly changes in the fair market value of the instruments will be recorded to general and administrative expense and capitalized expense over the vesting period of the awards.  The performance unit awards granted in 2018 include a performance condition based on cash flow per debt-adjusted share and two market conditions, one based on absolute TSR and the other on relative TSR as compared to a group of the Company’s peers. The performance unit awards granted in 2019 include performance conditions based on return on average capital employed and two market conditions, one based on absolute TSR and the other on relative TSR.  The performance units granted in 2020 include a performance condition based on return on average capital employed and a market condition based on relative TSR. In the first half of 2021, two types of performance unit awards were granted. One type of award includes a performance condition based on return on capital employed and a performance condition based on a reinvestment rate, and the second type of award includes one market condition based on relative TSR. The fair values of the market conditions are calculated by Monte Carlo models on a quarterly basis.  As of June 30, 2021, there was $25 million of total unrecognized compensation cost related to liability-classified performance units.  This cost is expected to be recognized over a weighted-average period of 1.9 years.  The amount of unrecognized compensation cost for liability-classified awards will fluctuate over time as they are marked to market. The final value of the performance unit awards is contingent upon the Company’s actual performance against these performance measures.

	Number of Units	Weighted Average Fair Value
	(in thousands)
Unvested units at December 31, 2020	8,699	$2.57
Granted	3,580	$4.14
Vested	(2,020)	$4.05
Forfeited	(622)	$2.98
Unvested units at June 30, 2021	9,637	$3.38
Cash-Based Compensation
Performance Cash Awards
In 2021 and 2020, the Company granted performance cash awards that vest over a four-year period and are payable in cash on an annual basis. The value of each unit of the award equals one dollar. The Company recognizes the cost of these awards as general and administrative expense and capitalized expense over the vesting period of the awards. The performance cash awards granted in 2021 and 2020 include a performance condition determined annually by the Company. For both years, the performance measure is a targeted discretionary cash flow amount. If the Company, in its sole discretion, determines that the threshold was not met, the amount for that vesting period will not vest and will be cancelled. As of June 30, 2021, there was $27 million of total unrecognized compensation cost related to performance cash awards. This cost is expected to be recognized over a weighted average 3.3 years. The final value of the performance cash awards is contingent upon the Company’s actual performance against these performance measures.

	Number of Units	Weighted Average Fair Value
	(in thousands)
Unvested units at December 31, 2020	18,353	$1.00
Granted	18,546	$1.00
Vested	(4,373)	$1.00
Forfeited	(2,708)	$1.00
Unvested units at June 30, 2021	29,818	$1.00

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

	E&P		Marketing	Other	Total

Three months ended June 30, 2021	(in millions)
Revenues from external customers	$718		$332	$—	$1,050
Intersegment revenues	(14)		651	—	637
Depreciation, depletion and amortization expense	97		3	—	100
Operating income	286	(1)	7	—	293
Interest expense (2)	30		—	—	30
Gain (loss) on derivatives	(872)		—	1	(871)
Other loss, net	(1)		—	—	(1)
Assets	4,870	(3)	408	116	5,394
Capital investments (4)	259		—	—	259

Three months ended June 30, 2020
Revenues from external customers	$223		$187	$—	$410
Intersegment revenues	(12)		202	—	190
Depreciation, depletion and amortization expense	81		3	—	84
Impairments	655		—	—	655
Operating loss	(748)	(1)	(8)	—	(756)
Interest expense (2)	22		—	—	22
Loss on derivatives	(109)		—	—	(109)
Gain on early extinguishment of debt	—		—	7	7
Other income (loss), net	(1)		—	1	—
Assets	4,185	(3)	208	162	4,555
Capital investments (4)	245		—	—	245

	E&P		Marketing	Other	Total

Six months ended June 30, 2021	(in millions)
Revenues from external customers	$1,437		$685	$—	$2,122
Intersegment revenues	(28)		1,295	—	1,267
Depreciation, depletion and amortization expense	191		5	—	196
Operating income	581	(1)	13	—	594
Interest expense (2)	61		—	—	61
Gain (loss) on derivatives	(1,063)		—	1	(1,062)
Assets	4,870	(3)	408	116	5,394
Capital investments (4)	525		—	—	525

Six months ended June 30, 2020
Revenues from external customers	$576		$426	$—	$1,002
Intersegment revenues	(21)		511	—	490
Depreciation, depletion and amortization expense	192		5	—	197
Impairments	2,134		—	—	2,134
Operating loss	(2,234)	(1)	(12)	—	(2,246)
Interest expense (2)	41		—	—	41
Gain on derivatives	230		—	—	230
Gain on early extinguishment of debt	—		—	35	35
Other income, net	—		—	1	1
Benefit from income taxes (2)	406		—	—	406
Assets	4,185	(3)	208	162	4,555
Capital investments (4)	482		—	—	482

(1)Operating income (loss) for the E&P segment includes $1 million and $2 million of restructuring charges for the three months ended June 30, 2021 and 2020, respectively, and $7 million and $12 million of restructuring charges for the six months ended June 30, 2021 and 2020, respectively. The E&P segment operating income (loss) also includes $3 million and $4 million of merger-related charges for the three and six months ended June 30, 2021, respectively.
(2)Interest expense and provision (benefit) for income taxes by segment is an allocation of corporate amounts as they are incurred at the corporate level.
(3)E&P assets includes office, technology, water infrastructure, drilling rigs and other ancillary equipment not directly related to natural gas and oil properties.
(4)Capital investments include a decrease of $9 million for the three months ended June 30, 2021, and increases of $29 million and $8 million for the six months ended June 30, 2021 and 2020, respectively, relating to the change in accrued expenditures between periods. There was no change in the capital accrual for the three months ended June 30, 2020.
The following table presents the breakout of other assets, which represent corporate assets not allocated to segments and assets for non-reportable segments at June 30, 2021 and 2020:

	As of June 30,
(in millions)	2021	2020
Cash and cash equivalents	$2	$10
Accounts receivable	3	—
Income taxes receivable	—	31
Prepayments	15	7
Property, plant and equipment	14	21
Unamortized debt expense	11	10
Right-of-use lease assets	67	77
Non-qualified retirement plan	4	5
Other	—	1
	$116	$162

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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following updates information as to Southwestern Energy Company’s financial condition provided in our 2020 Annual Report and analyzes the changes in the results of operations between the three and six month periods ended June 30, 2021 and 2020.  For definitions of commonly used natural gas and oil terms used in this Quarterly Report, please refer to the “Glossary of Certain Industry Terms” provided in our 2020 Annual Report.
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
On June 1, 2021, we entered into an Agreement and Plan of Merger with Ikon Acquisition Company, LLC (“Ikon”), Indigo Natural Resources LLC (“Indigo”) and Ibis Unitholder Representative LLC (the “Indigo Merger Agreement”). Pursuant to the terms of the Indigo Merger Agreement, Indigo will merge with and into Ikon, a subsidiary of Southwestern, with Indigo surviving the merger (the “Indigo Merger”). The outstanding equity interests in Indigo will be cancelled and converted into the right to receive (i) $400 million in cash consideration, and (ii) 339,270,568 shares of Southwestern common stock, in each case, subject to adjustment as provided in the Indigo Merger Agreement. Additionally, we will assume $700 million in aggregate principal amount of 5.375% Senior Notes due 2029 of Indigo (the “Indigo Notes”). The shares of Southwestern common stock had an aggregate dollar value equal to $1.6 billion, based on the volume weighted average sales price as traded on the New York Stock Exchange of such shares calculated for the thirty trading day period ending on May 28, 2021.
Following the closing of the Indigo Merger, Southwestern’s existing shareholders and Indigo’s existing equity holders will own approximately 67% and 33%, respectively, of the outstanding shares of the combined company. The transaction is expected to close in the second half of 2021, subject to customary closing conditions, including the approval of Southwestern’s shareholders. The Indigo Merger is expected to diversify our operations by expanding our portfolio into the Haynesville basin and give us additional exposure to the markets on the Gulf Coast.
On November 13, 2020, we closed on our Agreement and Plan of Merger with Montage Resources Corporation (“Montage”) pursuant to which Montage merged with and into Southwestern, with Southwestern continuing as the surviving company (the “Montage Merger”). The Montage Merger expanded our footprint in Appalachia by supplementing our Northeast Appalachia and Southwest Appalachia operations and by expanding our operations into Ohio. See Note 2 to the consolidated financial statements of this Quarterly Report for more information on the Montage Merger.
Marketing. Our marketing activities capture opportunities that arise through the marketing and transportation of natural gas, oil and NGLs primarily produced in our E&P operations.
Recent Financial and Operating Results
Significant second quarter 2021 operating and financial results include:
Total Company
•Net loss of $609 million, or ($0.90) per diluted share, improved compared to net loss of $880 million, or ($1.63) per diluted share, for the same period in 2020. The improvement was primarily due to a $1,049 million increase in operating income partially offset by a $762 million reduction resulting from the impact of improved forward pricing on our derivatives position, $543 million of which was unrealized. Excluding the change in derivatives position and the impact of the $650 million impairment recorded in the second quarter of 2020, net income increased $383 million in the second quarter of 2021, compared to the same period in 2020, as a $399 million improvement in operating income was partially offset by an $8 million increase in interest expense and a $7 million gain on the early extinguishment of debt recorded in the second quarter of 2020.
•Operating income of $293 million increased compared to operating loss of $756 million for the same period in 2020 on a consolidated basis. Operating loss in the second quarter of 2020 included a $650 million non-cash full cost ceiling test impairment. Excluding the non-cash impairment, operating income improved $399 million, compared to the same period in 2020, as a $640 million increase in operating revenues more than offset a $241 million increase in operating costs, associated with increased production, and expenses.
•Net cash provided by operating activities of $270 million increased 187% from $94 million for the same period in 2020 as the effects of improved commodity pricing and higher production were only partially offset by a decrease in settled derivatives combined with an increase in operating expenses associated with higher liquids production.
•Total capital investment of $259 million increased 6% from $245 million for the same period in 2020.
E&P
•E&P segment operating income of $286 million increased from an operating loss of $748 million for the same period in 2020, primarily related to the non-cash full cost ceiling test impairment of $650 million in the second quarter of 2020. Excluding the non-cash impairment, E&P operating income increased $384 million, compared to the same period in 2020, as a $493 million increase in E&P operating revenues resulting from a $1.50 per Mcfe increase in our realized weighted average price per Mcfe (excluding derivatives) and a 75 Bcfe increase in production volumes was only partially offset by a $109 million increase in E&P operating costs and expenses.

•Total net production of 276 Bcfe, which was comprised of 79% natural gas and 21% oil and NGLs, increased 37% from 201 Bcfe in the same period in 2020, primarily due to a 39% increase in our natural gas production, 23% of which was associated with natural gas production from our Montage Merger-related properties acquired in November 2020.
•Excluding the effect of derivatives, our realized natural gas price of $1.92 per Mcf increased 96%, our realized oil price of $57.50 per barrel increased 266% and our realized NGL price of $23.24 per barrel increased 261%, as compared to the same period in 2020. Excluding the effect of derivatives, our total weighted average realized price of $2.55 per Mcfe increased 143% from the same period in 2020.
•E&P segment invested $259 million in capital; drilling 23 wells, completing 19 wells and placing 31 wells to sales.
Outlook
Our primary focus in 2021 is to strengthen the balance sheet and maximize value with disciplined investment across our portfolio. We expect to accomplish this by:
•Maximizing Our Margins. We will continue to concentrate our efforts on our highest return investment opportunities and look for ways to further reduce our cost structure and build on the synergies from our Montage Merger and anticipated Indigo Merger while further developing our knowledge of our asset base.
•Generating Free Cash Flow. We expect to generate cash flow from operations, net of changes in working capital, in excess of our expected capital investments, which are designed to keep our daily production at levels consistent with the end of last year. Additionally, we expect to maintain a hedging program that ensures a certain level of cash flow.
•Reducing Our Debt. We intend to utilize free cash flow generated in 2021 to pay down our debt, further strengthen our balance sheet and progress towards our lower leverage targets.
•Building Scale. We will continue to seek opportunities to leverage our operational expertise of integrating and developing large-scale assets to expand our portfolio, create economies of scale and increase optionality in our operations and our capital investment program.
We believe that we and our industry will continue to face challenges due to the uncertainty of natural gas, oil and NGL prices in the United States, changes in laws, regulations and investor sentiment, and other key factors described in Item 1A, “Risk Factors” in Part I and elsewhere in our 2020 Annual Report.
COVID-19
During the first half of 2021, we did not experience any material impact to our ability to operate or market our production due to the direct or indirect impacts of the COVID-19 pandemic. We continue to monitor the impact of COVID-19 on all aspects of our business. The COVID-19 outbreak resulted in state and local governments implementing measures with various levels of stringency to help control the spread of the virus. The U.S. Department of Homeland Security classifies individuals engaged in and supporting exploration for and production of natural gas, oil and NGLs as “essential critical infrastructure workforce,” and to date, state and local governments have followed this guidance and exempted these activities from business closures. Should this situation change, our access to supplies or workers to drill, complete and operate wells could be materially and adversely affected.
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

E&P

	For the three months ended June 30,				For the six months ended June 30,
(in millions)	2021		2020		2021		2020
Revenues	$704		$211		$1,409		$555
Operating costs and expenses	418	(1)	959	(2)	828	(1)	2,789	(2)
Operating income (loss)	$286		$(748)		$581		$(2,234)

Gain (loss) on derivatives, settled	$(99)		$120		$(121)		$213
(1)Includes $1 million and $7 million in restructuring charges for the three and six months ended June 30, 2021, respectively and $3 million and $4 million in merger related expenses for the three and six months ended June 30, 2021, respectively.
(2)Includes $650 million and $2,129 million related to non-cash full cost ceiling test impairments for the three and six months ended June 30, 2020, respectively, $2 million and $12 million in restructuring charges for the three and six months ended June 30, 2020, respectively, and $5 million related to the non-cash impairment of other non-core assets for the three and six months ended June 30, 2020.
Operating Income (Loss)
•E&P segment operating income increased $1,034 million for the three months ended June 30, 2021, compared to the same period in 2020. The operating loss for the second quarter of 2020 included a $650 million non-cash full cost ceiling test impairment. Excluding the effect of the impairment, operating income improved $384 million, compared to the same period in 2020, as a $493 million increase in E&P operating revenues resulting from a 143% increase in our realized weighted average price per Mcfe (excluding derivatives) and a 37% increase in production volumes was only partially offset by a $109 million increase in E&P operating costs and expenses.
•Operating income for the E&P segment increased $2,815 million for the six months ended June 30, 2021 compared to the same period in 2020. The operating loss for the six months ended June 30, 2020 included a $2,129 million non-cash full cost ceiling test impairment. Excluding the effect of the impairment, operating income improved $686 million, compared to the same period in 2020, as a $854 million increase in E&P operating revenues resulting from a 88% increase in our realized weighted average price per Mcfe (excluding derivatives) and a 36% increase in production volumes was only partially offset by a $168 million increase in E&P operating costs and expenses.
Revenues
The following illustrates the effects on sales revenues associated with changes in commodity prices and production volumes:

	Three months ended June 30,
(in millions except percentages)	Natural Gas	Oil	NGLs	Total
2020 sales revenues	$155	$16	$40	$211
Changes associated with prices	206	77	128	411
Changes associated with production volumes	60	12	10	82
2021 sales revenues	$421	$105	$178	$704
Increase from 2020	172%	556%	345%	234%

	Six months ended June 30,
(in millions except percentages)	Natural Gas	Oil	NGLs	Total
2020 sales revenues (1)	$394	$68	$90	$552
Changes associated with prices	328	89	239	656
Changes associated with production volumes	150	28	22	200
2021 sales revenues (2)	$872	$185	$351	$1,408
Increase from 2020	121%	172%	290%	155%
(1)Excludes $3 million in other operating revenues for the six months ended June 30, 2020 primarily related to gains on purchaser imbalances associated with certain NGLs.
(2)Excludes $1 million in other operating revenues for the six months ended June 30, 2021 primarily related to gains on purchaser imbalances associated with certain NGLs.

Production Volumes

	For the three months ended June 30,		Increase/(Decrease)	For the six months ended June 30,		Increase/(Decrease)
Production volumes:	2021	2020		2021	2020
Natural Gas (Bcf)
Northeast Appalachia	123	113	9%	241	227	6%
Southwest Appalachia	96	45	113%	192	87	121%
Total	219	158	39%	433	314	38%

Oil (MBbls)
Southwest Appalachia	1,826	1,079	69%	3,484	2,474	41%
Other	5	4	25%	9	8	13%
Total	1,831	1,083	69%	3,493	2,482	41%

NGL (MBbls)
Southwest Appalachia	7,665	6,110	25%	15,242	12,237	25%
Other	1	1	—%	2	2	—%
Total	7,666	6,111	25%	15,244	12,239	25%

Production volumes by area: (Bcfe)
Northeast Appalachia	123	113	9%	241	227	6%
Southwest Appalachia	153	88	74%	304	175	74%
Total (1)	276	201	37%	545	402	36%

Production percentage:
Natural gas	79%	79%		79%	78%
Oil	4%	3%		4%	4%
NGL	17%	18%		17%	18%
(1)Approximately 242 Bcfe and 200 Bcfe for the three months ended June 30, 2021 and 2020, respectively, and 455 Bcfe and 401 Bcfe for the six months ended June 30, 2021 and 2020, respectively, were produced from the Marcellus Shale formation. Approximately 34 Bcfe and 90 Bcfe for the three and six months ended June 30, 2021 were produced from the Utica formation.
•E&P production volumes increased by 75 Bcfe for the three months ended June 30, 2021, compared to the same period in 2020, primarily due to incremental production volumes of 44 Bcfe associated with our recently acquired Montage properties, all of which is reflected in Southwest Appalachia.
•E&P production volumes increased by 143 Bcfe for the six months ended June 30, 2021, compared to the same period in 2020, primarily due to incremental production volumes of 92 Bcfe associated with our recently acquired Montage properties, of which 91 Bcfe is reflected in Southwest Appalachia and 1 Bcfe is reflected in Northeast Appalachia.
•Oil and NGL production increased 69% and 25%, respectively, for the three months ended June 30, 2021, compared to the same period in 2020. Production volumes associated with the recently acquired Montage properties were 299 MBbls and 870 MBbls for oil and NGLs, respectively, for the three months ended June 30, 2021.
•Oil and NGL production increased 41% and 25%, respectively, for the six months ended June 30, 2021, compared to the same period in 2020. Production volumes associated with the recently acquired Montage properties were 640 MBbls and 1,804 MBbls for oil and NGLs, respectively, for the six months ended June 30, 2021.
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

	For the three months ended June 30,		Increase/(Decrease)	For the six months ended June 30,		Increase/(Decrease)
	2021	2020		2021	2020
Natural Gas Price:
NYMEX Henry Hub Price ($/MMBtu) (1)	$2.83	$1.72	65%	$2.76	$1.83	51%
Discount to NYMEX (2)	(0.91)	(0.74)	23%	(0.74)	(0.57)	30%
Average realized gas price, excluding derivatives ($/Mcf)	$1.92	$0.98	96%	$2.02	$1.26	60%
Gain (loss) on settled financial basis derivatives ($/Mcf)	0.03	(0.05)		0.11	0.03
Gain (loss) on settled commodity derivatives ($/Mcf)	(0.06)	0.57		(0.02)	0.43
Average realized gas price, including derivatives ($/Mcf)	$1.89	$1.50	26%	$2.11	$1.72	23%

Oil Price:
WTI oil price ($/Bbl) (3)	$66.07	$27.85	137%	$61.96	$37.01	67%
Discount to WTI	(8.57)	(12.16)	(30)%	(8.92)	(9.46)	(6)%
Average oil price, excluding derivatives ($/Bbl)	$57.50	$15.69	266%	$53.04	$27.55	93%
Gain (loss) on settled derivatives ($/Bbl)	(19.13)	25.95		(15.34)	16.53
Average oil price, including derivatives ($/Bbl)	$38.37	$41.64	(8)%	$37.70	$44.08	(14)%

NGL Price:
Average realized NGL price, excluding derivatives ($/Bbl)	$23.24	$6.43	261%	$23.05	$7.29	216%
Gain (loss) on settled derivatives ($/Bbl)	(7.37)	1.79		(7.06)	2.21
Average realized NGL price, including derivatives ($/Bbl)	$15.87	$8.22	93%	$15.99	$9.50	68%
Percentage of WTI, excluding derivatives	35%	23%		37%	20%

Total Weighted Average Realized Price:
Excluding derivatives ($/Mcfe)	$2.55	$1.05	143%	$2.58	$1.37	88%
Including derivatives ($/Mcfe)	$2.20	$1.65	33%	$2.36	$1.90	24%
(1)Based on last day settlement prices from monthly futures contracts.
(2)This discount includes a basis differential, a heating content adjustment, physical basis sales, third-party transportation charges and fuel charges, and excludes financial basis derivatives.
(3)Based on the average daily settlement price of the nearby month futures contract over the period.
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

The table below presents the amount of our future natural gas production in which the basis is protected as of June 30, 2021:

	Volume (Bcf)	Basis Differential
Basis Swaps – Natural Gas
2021	166	$(0.47)
2022	261	(0.40)
2023	163	(0.53)
2024	40	(0.70)
2025	9	(0.64)
Total	639

Physical NYMEX Sales Arrangements – Natural Gas
2021	132	$(0.40)
2022	129	(0.36)
2023	63	(0.36)
2024	27	(0.49)
2025	12	(0.50)
Total	363
In addition to protecting basis, the table below presents the amount of our future production in which price is financially protected as of June 30, 2021:

	Remaining 2021	Full Year 2022	Full Year 2023
Natural gas (Bcf)	396	726	272
Oil (MBbls)	2,983	4,583	2,114
Ethane (MBbls)	3,578	2,497	—
Propane (MBbls)	4,261	4,397	—
Normal Butane (MBbls)	1,245	1,295	—
Natural Gasoline (MBbls)	1,281	1,201	—
Total financial protection on future production (Bcfe)	476	810	285
We refer you to Note 8 of the consolidated financial statements included in this Quarterly Report for additional details about our derivative instruments.
Operating Costs and Expenses

	For the three months ended June 30,		Increase/(Decrease)	For the six months ended June 30,		Increase/(Decrease)
(in millions except percentages)	2021	2020		2021	2020
Lease operating expenses (1)	$260	$182	43%	$510	$376	36%
General & administrative expenses	30	29	3%	65	52	25%
Merger related expenses	3	—	100%	4	—	100%
Restructuring charges	1	2	(50)%	7	12	(42)%
Taxes, other than income taxes	27	10	170%	51	23	122%
Full cost pool amortization	94	77	22%	184	183	1%
Non-full cost pool DD&A	3	4	(25)%	7	9	(22)%
Impairments	—	655	(100)%	—	2,134	(100)%
Total operating costs	$418	$959	(56)%	$828	$2,789	(70)%

	For the three months ended June 30,				Increase/	For the six months ended June 30,				Increase/
Average unit costs per Mcfe:	2021		2020		(Decrease)	2021		2020		(Decrease)
Lease operating expenses (1)	$0.94		$0.91		3%	$0.94		$0.94		—%
General & administrative expenses	$0.11	(2)	$0.14	(3)	(21)%	$0.12	(2)	$0.13	(3)	(8)%
Taxes, other than income taxes	$0.10		$0.05		100%	$0.09		$0.06		50%
Full cost pool amortization	$0.34		$0.38		(11)%	$0.34		$0.46		(26)%
(1)Includes post-production costs such as gathering, processing, fractionation and compression.

(2)Excludes $3 million and $4 million in merger related expenses for the three and six months ended June 30, 2021, respectively, and $1 million and $7 million in restructuring charges for the three and six months ended June 30, 2021, respectively.
(3)Excludes $2 million and $12 million in restructuring charges for the three and six months ended June 30, 2020, respectively.
Lease Operating Expenses
•Lease operating expenses per Mcfe increased $0.03 per Mcfe for the three months ended June 30, 2021, compared to the same period in 2020, primarily due to increased liquids production, which includes processing fees, and an increase in water costs.
•Lease operating expenses per Mcfe remained approximately the same for the six months ended June 30, 2021, compared to the same period in 2020, as a 36% increase in production volumes, primarily associated with the Montage Merger, offset a $134 million increase in lease operating expenses.
General and Administrative Expenses
•General and administrative expenses increased $1 million and $13 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020, as a result of the increase in our share price and related mark-to-market impact on the value of our share-based awards, which are accounted for as liability awards.
Restructuring Charges
•In February 2021, employees were notified of a workforce reduction plan as part of an ongoing strategic effort to reposition our portfolio, optimize operational performance and improve margins. Affected employees were offered a severance package, which included a one-time cash payment depending on length of service and, if applicable, the current value of unvested long-term incentive awards that were forfeited. We recognized restructuring expense of $1 million and $7 million for the three and six months ended months ended June 30, 2021, respectively, related to cash severance expenses, including payroll taxes.
•In February 2020, employees were notified of a workforce reduction plan as a result of a strategic realignment of our organizational structure.  Affected employees were offered a severance package, which included a one-time cash payment depending on length of service and, if applicable, the current value of unvested long-term incentive awards that were forfeited.  We recognized restructuring expense of $2 million and $12 million for the three and six months ended June 30, 2020, respectively, related to cash severance expenses, including payroll taxes.
See Note 3 of the consolidated financial statements included in this Quarterly Report for additional details about our restructuring charges.
Taxes, Other than Income Taxes
•On a per Mcfe basis, taxes, other than income taxes, may vary from period to period due to changes in ad valorem and severance taxes that result from the mix of our production volumes and fluctuations in commodity prices.  Taxes, other than income taxes, per Mcfe increased $0.05 and $0.03 for the three and six months ended June 30, 2021, respectively, compared to the same period in 2020, primarily due to the impact of higher commodity pricing on our severance taxes.
Full Cost Pool Amortization
•Our full cost pool amortization rate decreased $0.04 and $0.12 per Mcfe for the three and six months ended June 30, 2021, respectively, as compared to the same period in 2020.  The average amortization rate decreased primarily as a result of the impact of $2,825 million in non-cash full cost ceiling test impairments recorded in 2020.
•No impairment expense was recorded for the six months ended June 30, 2021 in relation to our recently acquired Montage natural gas and oil properties. These properties were recorded at fair value as of November 13, 2020, in accordance with ASC 820 Fair Value Measurement. In the fourth quarter of 2020, pursuant to SEC guidance, we determined that the fair value of the properties acquired at the closing of the Montage Merger clearly exceeded the related full-cost ceiling limitation beyond a reasonable doubt and received a waiver from the SEC to exclude the properties acquired in the Montage Merger from the ceiling test calculation. This waiver was granted for all reporting periods through and including the quarter ending September 30, 2021, as long as we can continue to demonstrate that the fair value of properties acquired clearly exceeds the full cost ceiling limitation beyond a reasonable doubt in each reporting period. As part of the waiver received from the SEC, we are required to disclose what the full cost ceiling test impairment amounts for all periods presented in each applicable quarterly and annual filing would have been if the waiver had not been granted. The fair value of the properties acquired in the Montage Merger was based on forward natural gas and oil pricing existing at the date of the Montage Merger, and we affirmed that there has not been a material decline to the fair value of these acquired assets since the Montage Merger. The properties acquired in the Montage Merger have an unamortized cost at June 30, 2021 of

$1,130 million. Due to the improvement in commodity prices in the first half of 2021, we would not have recorded any impairment charge for the six months ended June 30, 2021 had we included our recently acquired Montage natural gas and oil properties.
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
•Unevaluated costs excluded from amortization were $1,485 million and $1,472 million at June 30, 2021 and at December 31, 2020, respectively.  The unevaluated costs excluded from amortization increased slightly as the impact of $194 million of unevaluated capital invested during the period was only partially offset by the evaluation of previously unevaluated properties totaling $181 million.
Impairments
•During the three and six months ended June 30, 2020, we recognized non-cash full cost ceiling test impairments of $650 million and $2,129 million, respectively, primarily due to decreased commodity pricing over the prior twelve months. Additionally, for the three and six months ended June 30, 2020, we recognized a $5 million impairment related to other non-core assets. There were no impairments in the first half of 2021.
Marketing

	For the three months ended June 30,		Increase/ (Decrease)	For the six months ended June 30,		Increase/ (Decrease)
(in millions except volumes and percentages)	2021	2020		2021	2020
Marketing revenues	$983	$389	153%	$1,979	$937	111%
Other operating revenues	—	—	—%	1	—	100%
Marketing purchases	969	391	148%	1,955	938	108%
Operating costs and expenses	7	6	17%	12	11	9%
Operating income (loss)	$7	$(8)	188%	$13	$(12)	208%

Volumes marketed (Bcfe)	343	265	29%	688	528	30%

Percent natural gas production marketed from affiliated E&P operations	97%	87%		95%	87%
Percent oil and NGL production marketed from affiliated E&P operations	83%	83%		81%	80%
Operating Income
•Operating income for our Marketing segment increased $15 million for the three months ended June 30, 2021, compared to the same period in 2020, primarily due to a $16 million increase in the marketing margin.
•Marketing operating income increased $25 million for the six months ended June 30, 2021, compared to the same period in 2020, primarily due to a $25 million increase in the marketing margin and a $1 million increase in natural gas storage gains recorded in the first half of 2021.
•The margin generated from marketing activities was $14 million and ($2) million for the three months ended June 30, 2021 and 2020, respectively, and $24 million and ($1) million for the six months ended June 30, 2021 and 2020, respectively. The marketing margin increased in 2021, compared to the same periods in 2020, primarily due to increased volumes marketed and a corresponding reduction in third-party purchases and sales used to optimize the transportation portfolio due to increased affiliated volumes available for marketing.
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

Revenues
•Revenues from our marketing activities increased $594 million for the three months ended June 30, 2021 compared to the same period in 2020, as a 95% increase in the price received for volumes marketed and a 78 Bcfe increase in volumes marketed.
•For the six months ended June 30, 2021, revenues from our marketing activities increased $1,042 million compared to the same period in 2020, primarily due to a 62% increase in the price received for volumes marketed and a 30% increase in volumes marketed.
Operating Costs and Expenses
•Operating costs and expenses for the marketing segment increased $1 million and $1 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020, as a result of the increase in our share price and related mark-to-market impact on the value of our share-based awards, which are accounted for as liability awards.
Consolidated
Interest Expense

	For the three months ended June 30,		Increase/(Decrease)	For the six months ended June 30,		Increase/(Decrease)
(in millions except percentages)	2021	2020		2021	2020
Gross interest expense:
Senior notes	$43	$36	19%	$87	$73	19%
Credit arrangements	5	4	25%	11	7	57%
Amortization of debt costs	3	3	—%	6	5	20%
Total gross interest expense	51	43	19%	104	85	22%
Less: capitalization	(21)	(21)	—%	(43)	(44)	(2)%
Net interest expense	$30	$22	36%	$61	$41	49%
•Interest expense related to our senior notes increased for the three and six months ended June 30, 2021, compared to the same period in 2020, as the interest savings from the repurchase of $107 million of our outstanding senior notes during the first quarter of 2020 was more than offset by the interest associated with the August 2020 public offering of $350 million aggregate principal amount of our 8.375% Senior Notes due 2028.
•Capitalized interest remained approximately the same for the three months ended June 30, 2021 and decreased for the six months ended June 30, 2021, both as compared to the same periods in 2020, due to the evaluation of natural gas and oil properties over the past twelve months.
•Capitalized interest decreased as a percentage of gross interest expense for the three and six months ended June 30, 2021, compared to the same period in 2020, primarily related to a smaller percentage change in our unevaluated natural gas and oil properties balance as compared to the larger percentage increase in our gross interest expense over the same period.
Gain (Loss) on Derivatives

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2021	2020	2021	2020
Gain (loss) on unsettled derivatives	$(772)	$(229)	$(941)	$17
Gain (loss) on settled derivatives	(99)	120	(121)	213
Gain (loss) on derivatives	$(871)	$(109)	$(1,062)	$230
We refer you to Note 8 to the consolidated financial statements included in this Quarterly Report for additional details about our gain (loss) on derivatives.
Gain/Loss on Early Extinguishment of Debt
For the three and six months ended June 30, 2020, we recorded a gain on early extinguishment of debt of $7 million and $35 million, respectively, as a result of our repurchase of $27 million in aggregate principal amount of our outstanding senior notes for $20 million in the second quarter of 2020 and $107 million in aggregate principal amount of our outstanding senior notes for $72 million in the first half of 2020. See Note 11 to the consolidated financial statements of this Quarterly Report for more information on our long-term debt.
Income Taxes

	For the three months ended June 30,		For the six months ended June 30,
(in millions except percentages)	2021	2020	2021	2020
Income tax expense	$—	$—	$—	$406
Effective tax rate	0%	0%	0%	(20)%
•As of the first quarter of 2019, we had sustained a three-year cumulative level of profitability. Based on this factor and other positive evidence including forecasted income, we concluded that it was more likely than not that the deferred tax asset would be realized and released substantially all of the valuation allowance. However, due to commodity price declines during 2020 and the write-down of the carrying value of our natural gas and oil properties, in addition to other negative evidence, we concluded that it was more likely than not that these deferred tax assets will not be realized and recorded a discrete tax expense of $408 million for the increase in our valuation allowance in the first quarter of 2020. The net change in valuation allowance is reflected as a component of income tax expense. We continue to have a full valuation allowance for the first half of 2021. We also continue to retain a valuation allowance of $87 million related to net operating losses in jurisdictions in which we no longer operate.
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
LIQUIDITY AND CAPITAL RESOURCES
We depend primarily on funds generated from our operations, our 2018 credit facility, our cash and cash equivalents balance and capital markets as our primary sources of liquidity. In March 2021, the banks participating in our 2018 credit facility reaffirmed our elected borrowing base and aggregate commitments to be $2.0 billion. At June 30, 2021, we had approximately $1.2 billion of total available liquidity, which exceeds our currently modeled needs, and we remain committed to our strategy of capital discipline. We refer you to Note 11 to the consolidated financial statements included in this Quarterly Report and the section below under “Credit Arrangements and Financing Activities” for additional discussion of our 2018 credit facility and related covenant requirements.
On June 1, 2021, we entered into the Indigo Merger Agreement. Upon the close of the Indigo Merger, and pursuant to the terms of the Indigo Merger Agreement, the outstanding equity interests in Indigo will be cancelled and converted into the right to receive (i) $400 million in cash consideration, and (ii) approximately $1.6 billion in Southwestern common stock. Additionally, we will assume $700 million in aggregate principal amount of 5.375% Senior Notes due 2029 of Indigo (the “Indigo Notes”). We expect to fund the $400 million cash portion of the Indigo Merger consideration with borrowings on our credit facility. The transaction is expected to close in the second half of 2021, subject to customary closing conditions, including the approval of our shareholders. See Note 2 to the consolidated financial statements of this Quarterly Report for more information on the Indigo Merger.
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
Credit Arrangements and Financing Activities
In April 2018, we entered into a new revolving credit facility (the “2018 credit facility”) with a group of banks that, as amended, has a maturity date of April 2024.  The 2018 credit facility has an aggregate maximum revolving credit amount of $3.5 billion and, in March 2021, the banks participating in our 2018 credit facility reaffirmed the elected borrowing base to be $2.0 billion, which also reflected our aggregate commitments. The borrowing base is subject to redetermination at least twice a year, in April and October, and is subject to change based primarily on drilling results, commodity prices, our future derivatives position, the level of capital investment and operating costs. The 2018 credit facility is secured by substantially all of our assets, including most of our subsidiaries. The permitted lien provisions in certain senior note indentures currently limit liens securing indebtedness to the greater of $2.0 billion or 25% of adjusted consolidated net tangible assets. We may utilize the 2018 credit facility in the form of loans and letters of credit. As of June 30, 2021, we had $568 million borrowings outstanding on our revolving credit facility and $233 million in outstanding letters of credit. We refer you to Note 11 to the consolidated financial statements included in this Quarterly Report for additional discussion of our revolving credit facility.
As of June 30, 2021, we were in compliance with all of the covenants contained in the credit agreement governing our revolving credit facility. Our ability to comply with financial covenants in future periods depends, among other things, on the success of our development program and upon other factors beyond our control, such as the market demand and prices for natural gas and liquids. We refer you to Note 11 of the consolidated financial statements included in this Quarterly Report for additional discussion of the covenant requirements of our 2018 credit facility.
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
Because of the focused work on refinancing and repayment of our debt during the last three years, only $207 million, or 8%, of our senior notes outstanding as of June 30, 2021 are scheduled to become due prior to 2025.
At July 27, 2021, we had a long-term issuer credit rating of Ba2 by Moody’s (rating and stable outlook affirmed on April 28, 2021), a long-term debt rating of BB- by S&P (rating placed on credit watch on June 2, 2021 for potential positive upgrade at the closing of the Indigo Merger) and a long-term issuer default rating of BB by Fitch Ratings (rating affirmed and outlook upgraded to stable on January 29, 2021).  In April 2020, S&P downgraded our bond rating to BB-, which had the effect of increasing the interest rate on the 2025 Notes to 6.45% in July 2020. The first coupon payment to the 2025 Notes bondholders at the higher interest rate was January 2021. Any reduction of the interest rate on the 2025 Notes as a result of a potential upgrade to the bond rating would be effective following the January 2022 coupon payment. Any further upgrades or downgrades in our public debt ratings by Moody’s or S&P could decrease or increase our cost of funds, respectively.

Cash Flows

	For the six months ended June 30,
(in millions)	2021	2020
Net cash provided by operating activities	$617	$254
Net cash used in investing activities	(492)	(470)
Net cash provided by (used in) financing activities	(136)	221
Cash Flow from Operating Activities

	For the six months ended June 30,
(in millions)	2021	2020
Net cash provided by operating activities	$617	$254
Add back (subtract) changes in working capital	(2)	12
Net cash provided by operating activities, net of changes in working capital	$615	$266
•Net cash provided by operating activities increased 143%, or $363 million, for the six months ended June 30, 2021, compared to the same period in 2020, primarily due to a $656 million increase resulting from higher commodity prices, a $200 million increase associated with increased production, an $18 million increase in marketing margin and a $14 million increased impact of working capital. These increases were partially offset by a $334 million decrease in our settled derivatives, a $175 million increase in operating costs and expenses and a $20 million increase in interest expense.
•Net cash generated from operating activities, net of changes in working capital, provided 117% of our cash requirements for capital investments for the six months ended June 30, 2021, compared to providing 55% of our cash requirements for capital investments for the same period in 2020. We remain committed to our disciplined capital investment strategy.
Cash Flow from Investing Activities
•Total capital investments increased $43 million for the six months ended June 30, 2021, compared to the same period in 2020, due to a $37 million increase in direct E&P capital investments and a $6 million increase in capitalized interest and internal costs, as compared to the same period in 2020.

	For the six months ended June 30,
(in millions)	2021	2020
Additions to properties and equipment	$493	$472
Adjustments for capital investments
Changes in capital accruals	29	8
Other (1)	3	2
Total capital investment	$525	$482
(1)Includes capitalized non-cash stock-based compensation and costs to retire assets, which are classified as cash used in operating activities.
Capital Investment

	For the three months ended June 30,		Increase/(Decrease)	For the six months ended June 30,		Increase/(Decrease)
(in millions except percentages)	2021	2020		2021	2020
E&P capital investment	$259	$245	6%	$525	$482	9%
Other capital investment (1)	—	—	—%	—	—	—%
Total capital investment	$259	$245	6%	$525	$482	9%
(1)Other capital investment was immaterial for the three and six months ended June 30, 2021 and 2020.

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2021	2020	2021	2020
E&P Capital Investments by Type:
Exploratory and development drilling, including workovers	$204	$197	$419	$387
Acquisition of properties	12	8	22	14
Water infrastructure	2	2	2	3
Other	3	5	7	9
Capitalized interest and expenses	38	33	75	69
Total E&P capital investments	$259	$245	$525	$482

E&P Capital Investments by Area:
Northeast Appalachia	$85	$115	$165	$201
Southwest Appalachia	169	123	352	269
Other E&P (1)	5	7	8	12
Total E&P capital investments	$259	$245	$525	$482

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Gross Operated Well Count Summary:
Drilled	23	30	46	68
Completed	19	31	48	53
Wells to sales	31	31	48	43
Actual capital expenditure levels may vary significantly from period to period due to many factors, including drilling results, natural gas, oil and NGL prices, industry conditions, the prices and availability of goods and services, and the extent to which properties are acquired or non-strategic assets are sold.
Cash Flow from Financing Activities
•For the six months ended June 30, 2021, we paid down $132 million on our revolving credit facility.
•In the first half of 2020, we had net borrowings of $302 million from our revolving credit facility. In addition, we repurchased $107 million principal amount of our outstanding senior notes for $72 million and recognized a $35 million gain on the extinguishment of debt.
We refer you to Note 11 of the consolidated financial statements included in this Quarterly Report for additional discussion of our outstanding debt and credit facilities.
Working Capital
We had negative working capital of $1,351 million at June 30, 2021, a $1,010 million decrease from December 31, 2020, as a $40 million increase in accounts receivable was more than offset by a $765 million reduction in the current mark-to-market value of our derivatives position related to improved forward pricing across all commodities, along with the reclassification of long-term debt to short-term debt of $207 million related to our 2022 senior notes, a $68 million increase in various payables and an $11 million decrease in cash and cash equivalents, as compared to December 31, 2020. We believe that our anticipated cash flows from operations, the remaining borrowing capacity on our credit facility and our existing cash and cash equivalents will be sufficient to meet our working capital and operational spending requirements, as well as our funding requirements associated with the Indigo Merger.
Off-Balance Sheet Arrangements
We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations.  As of June 30, 2021, our material off-balance sheet arrangements and transactions include operating service arrangements and $233 million in letters of credit outstanding against our 2018 credit facility.  There are no other transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of our capital resources.  For more information regarding off-balance sheet arrangements, we refer you to “Contractual Obligations and Contingent Liabilities and Commitments” below for a summary of our operating leases.

Contractual Obligations and Contingent Liabilities and Commitments
We have various contractual obligations in the normal course of our operations and financing activities.  Other than the firm transportation and gathering agreements discussed below, there have been no material changes to our contractual obligations from those disclosed in our 2020 Annual Report.
Contingent Liabilities and Commitments
As of June 30, 2021, we had commitments for demand and similar charges under firm transportation and gathering agreements to guarantee access capacity on natural gas and liquids pipelines and gathering systems totaling approximately $8.3 billion, $369 million of which related to access capacity on future pipeline and gathering infrastructure projects that still require the granting of regulatory approvals and/or additional construction efforts.  This amount also included guarantee obligations of up to $895 million.  As of June 30, 2021, future payments under non-cancelable firm transportation and gathering agreements are as follows:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	5 to 8 years	More than 8 Years
Infrastructure currently in service	$7,965	$713	$1,557	$1,317	$1,744	$2,634
Pending regulatory approval and/or construction (1)	369	2	18	25	52	272
Total transportation charges	$8,334	$715	$1,575	$1,342	$1,796	$2,906
(1)Based on the estimated in-service dates as of June 30, 2021.
Substantially all of our employees who were employed prior to January 1, 2021 are covered by defined benefit and postretirement benefit plans.  As part of ongoing effort to reduce costs, we elected to freeze its pension plan effective January 1, 2021. Employees that were participants in the pension plan prior to January 1, 2021 will continue to receive the interest component of the plan but will no longer receive the service component. For the six months ended June 30, 2021, we have contributed $9 million to the pension and postretirement benefit plans, and we expect to contribute an additional $3 million to our pension plan during the remainder of 2021.  We recognized liabilities of $35 million and $46 million as of June 30, 2021 and December 31, 2020, respectively, as a result of the underfunded status of our pension and other postretirement benefit plans.  See Note 14 to the consolidated financial statements included in this Quarterly Report for additional discussion about our pension and other postretirement benefits.
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
Credit Risk
Our exposure to concentrations of credit risk consists primarily of trade receivables and derivative contracts associated with commodities trading.  Concentrations of credit risk with respect to receivables are limited due to the large number of our purchasers and their dispersion across geographic areas.  At June 30, 2021, no purchaser accounted for greater than 10% of our revenues. For the year ended December 31, 2020, one purchaser accounted for 10% of our revenues. A default on this account could have a material impact on the Company, but we do not believe that there is a material risk of a default. We believe that the loss of any one customer would not have an adverse effect on our ability to sell our natural gas, oil and NGL production. See “Commodities Risk” below for discussion of credit risk associated with commodities trading.
Interest Rate Risk
As of June 30, 2021, we had approximately $2,471 million principal amount of outstanding senior notes with a weighted average interest rate of 7.02% and $568 million of borrowings under our revolving credit facility.  At June 30, 2021, we had a long-term issuer credit rating of Ba2 by Moody’s, a long-term debt rating of BB- by S&P and a long-term issuer default rating of BB by Fitch Ratings.  In April 2020, S&P downgraded our bond rating to BB-, which had the effect of increasing the interest rate on our 2025 Notes to 6.45% following the July 23, 2020 interest payment date. The first coupon payment to the bondholders at the higher interest rate was paid in January 2021. On June 2, 2021 in conjunction with the announcement of the Indigo Merger, S&P placed our bond rating on credit watch for a potential positive upgrade. Interest savings on the 2025 Notes from any potential upgrade would be realized for coupon payments paid after January 2022. Any further upgrades or downgrades in our public debt ratings by Moody’s or S&P could decrease or increase our cost of funds, respectively.

	Expected Maturity Date
($ in millions)	2022	2023	2024	2025	2026	Thereafter	Total
Fixed rate payments (1)	$207	$—	$—	$856	$618	$790	$2,471
Weighted average interest rate	4.10%	—%	—%	6.45%	7.50%	8.03%	7.02%

Variable rate payments (1)	$—	$—	$568	$—	$—	$—	$568
Weighted average interest rate	—%	—%	2.10%	—%	—%	—%	2.10%
(1)Excludes unamortized debt issuance costs and debt discounts.
Commodities Risk
We use fixed price swap agreements and options to protect sales of our production against the inherent risks of adverse price fluctuations or locational pricing differences between a published index and the NYMEX futures market.  These swaps and options include transactions in which one party will pay a fixed price (or variable price) for a notional quantity in exchange for receiving a variable price (or fixed price) based on a published index (referred to as price swaps) and transactions in which parties agree to pay a price based on two different indices (referred to as basis swaps).
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (Interim), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act.  Our disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, accumulate and communicate information to our management, including our Chief Executive Officer and Chief Financial Officer (Interim), to allow timely decisions regarding required disclosures and submission within the time periods specified in the SEC’s rules and forms.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those determined to be effective can provide only a level of reasonable assurance with respect to financial statement preparation and presentation.  Based on the evaluation, our management, including our Chief Executive Officer and Chief Financial Officer (Interim), concluded that our disclosure controls and procedures were effective as of June 30, 2021 at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Refer to “Litigation” and “Environmental Risk” in Note 12 to the consolidated financial statements included in Item 1 of Part I of this Quarterly Report for a discussion of the Company’s legal proceedings.
ITEM 1A. RISK FACTORS
There were no additions or material changes to our risk factors as disclosed in Item 1A of Part I in the Company’s 2020 Annual Report, except as set forth below.
Risk Factors Relating to the Indigo Merger
There can be no assurances when or if the Indigo Merger will be completed.
Although SWN expects to complete the Indigo Merger by the end of the fourth quarter of 2021, there can be no assurances as to the exact timing of completion of the Indigo Merger or that the Indigo Merger will be completed at all. The completion of the Indigo Merger is subject to numerous conditions, including, among others:
•the absence of any law, order or injunction prohibiting the Indigo Merger;
•the expiration or earlier termination of the waiting period under the HSR Act;
•the accuracy of each party’s representations and warranties;
•each party’s compliance with its covenants and agreements contained in the Indigo Merger Agreement; and
•approval of the Stock Issuance Proposal.

There can be no assurance that the conditions required to complete the Indigo Merger, some of which are beyond the control of SWN and Indigo, will be satisfied or waived on the anticipated schedule, or at all.
Additionally, the Indigo Merger Agreement also provides for certain termination rights for both SWN and Indigo, including if the Indigo Merger is not consummated on or before November 29, 2021. Upon termination of the Indigo Merger Agreement under certain circumstances, including (a) termination by Indigo in the event of a change of recommendation by the Board, or (b) if an alternative transaction is publicly proposed or publicly disclosed and not withdrawn prior to the Special Meeting and the Indigo Merger Agreement is terminated (i) by SWN or Indigo due to either the failure of SWN shareholders to approve the Stock Issuance Proposal or the failure of the Indigo Merger to close on or before November 29, 2021, or (ii) by Indigo due to a breach by SWN and, in any such case, within 12 months after such termination SWN enters into a definitive agreement with respect to, or otherwise consummates, an alternative transaction, SWN will be obligated to pay Indigo a fee of $81 million.
Obtaining required approvals and satisfying closing conditions may prevent or delay completion of the Indigo Merger.
The Indigo Merger is subject to a number of conditions to closing as specified in the Indigo Merger Agreement. These closing conditions include, among others, obtaining shareholder approval of the Stock Issuance Proposal, approval for listing on the NYSE of the shares of common stock issuable in accordance with the Indigo Merger Agreement, the absence of governmental restraints or prohibitions preventing the consummation of the Indigo Merger. The obligation of each of SWN and Indigo to consummate the Indigo Merger is also conditioned on, among other things, (i) the accuracy of the representations and warranties as set forth by the other party in the Indigo Merger Agreement, (ii) the performance by the other party, in all material respects, of its obligations under the Indigo Merger Agreement required to be performed at or prior to the effective time of the Indigo Merger and (iii) the delivery by the other party of a certificate of an authorized officer certifying that the required conditions have been satisfied. The required shareholder consents and approvals may not be obtained and the required conditions to closing may not be satisfied, and, if all required consents and approvals are obtained and the conditions are satisfied, no assurance can be given as to the terms, conditions and timing of such consents and approvals. Any delay in completing the Indigo Merger could cause SWN and Indigo not to realize, or to be delayed in realizing, some or all of the benefits that SWN and Indigo expect to achieve if the Indigo Merger is successfully completed within its expected time frame.
The market price for shares of common stock following the completion of the Indigo Merger may be affected by factors different from, or in addition to, those that historically have affected or currently affect the market prices of shares of common stock.
SWN’s businesses differ in some regards from those of Indigo and, accordingly, the results of operations of SWN following completion of the Indigo Merger will be affected by some factors that are different from those currently or historically affecting the results of operations of SWN. The results of operations of SWN following completion of the Indigo Merger may also be affected by factors different from those that currently affect or have historically affected SWN. In addition, following completion of the Indigo Merger, SWN may seek to raise additional equity financing through one or more underwritten offerings, private placements and/or rights offerings, or issue stock in connection with acquisitions, which may result in downward pressure on the share price of the common stock.
SWN may be adversely affected by negative publicity related to the proposed Indigo Merger and in connection with other matters.
From time to time, political and public sentiment in connection with the proposed Indigo Merger and in connection with other matters could result in a significant amount of adverse press coverage and other adverse public statements affecting SWN. Adverse press coverage and other adverse statements, whether or not driven by political or public sentiment, may also result in investigations by regulators, legislators and law enforcement officials or in legal claims. Responding to these investigations and lawsuits, regardless of the ultimate outcome of the proceeding, can divert the time and effort of senior management from the management of SWN’s and Indigo’s respective businesses. Addressing any adverse publicity, governmental scrutiny or enforcement or other legal proceedings is time consuming and expensive and, regardless of the factual basis for the assertions being made, can have a negative impact on the reputation of SWN and Indigo, on the morale and performance of their employees and on their relationships with their respective regulators. It may also have a negative impact on their ability to take timely advantage of various business and market opportunities. The direct and indirect effects of negative publicity, and the demands of responding to and addressing it, may have a material adverse effect on SWN’s and Indigo’s respective businesses, financial condition, results of operations and cash flows.
The Indigo Merger is subject to conditions, including certain conditions that may not be satisfied or completed on a timely basis or at all. Failure to complete the Indigo Merger could have material and adverse effects on SWN.

Completion of the Indigo Merger is subject to a number of conditions, including, among other things, obtaining the approval of the Stock Issuance Proposal and the expiration of the applicable waiting period under the HSR Act. Such conditions, some of which are beyond SWN’s control, may not be satisfied or waived in a timely manner or at all and therefore make the completion and timing of the completion of the Indigo Merger uncertain. In addition, the Indigo Merger Agreement contains certain termination rights for both SWN and Indigo, which if exercised, will also result in the Indigo Merger not being consummated. Furthermore, the governmental authorities from which the regulatory approvals are required may impose conditions on the completion of the Indigo Merger or require changes to the terms thereof. Such conditions or changes and the process of obtaining regulatory approvals could have the effect of delaying or impeding consummation of the transactions or of imposing additional costs or limitations on SWN or Indigo following completion of the Indigo Merger, any of which might have an adverse effect on SWN following completion of the Indigo Merger.
If the Indigo Merger is not completed, SWN’s ongoing business may be adversely affected and, without realizing any of the benefits of having completed the Indigo Merger, SWN will be subject to a number of risks, including the following:
• SWN will be required to pay its costs relating to the Indigo Merger, such as legal, accounting and financial advisory, whether or not the Indigo Merger is completed;
•time and resources committed by SWN’s management to matters relating to the Indigo Merger could otherwise have been devoted to pursuing other beneficial opportunities; and
•the market price of the common stock could decline to the extent that the current market price reflects a market assumption that the Indigo Merger will be completed.
In addition to the above risks, if the Indigo Merger Agreement is terminated and the Board seeks another acquisition, SWN’s shareholders cannot be certain that SWN will be able to find a party willing to enter into a transaction as attractive to SWN as Indigo. Also, if the Indigo Merger Agreement is terminated under certain specified circumstances, SWN may be required to pay Indigo a termination fee of $81 million or reimburse certain of Indigo’s expenses.
SWN may waive one or more of the closing conditions without re-soliciting shareholder approval.
SWN may determine to waive, in whole or part, one or more of the conditions to closing the Indigo Merger prior to SWN being obligated to consummate the Indigo Merger. SWN currently expects to evaluate the materiality of any waiver and its effect on SWN shareholders in light of the facts and circumstances at the time, to determine whether any amendment of the proxy statement or any re-solicitation of proxies is required in light of such waiver. Any determination whether to waive any condition to the Indigo Merger or to re-solicit shareholder approval or amending or supplementing the proxy statement as a result of a waiver will be made by SWN at the time of such waiver based on the facts and circumstances as they exist at that time.
SWN and Indigo will be subject to business uncertainties while the Indigo Merger is pending, which could adversely affect SWN’s business.
In connection with the pendency of the Indigo Merger, it is possible that certain persons with whom SWN or Indigo have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationships with SWN or Indigo, as the case may be, as a result of the Indigo Merger, which could negatively affect SWN’s or Indigo’s revenues, earnings and cash flows as well as the market price of the common stock, regardless of whether the Indigo Merger is completed. Also, SWN’s and Indigo’s ability to attract, retain and motivate employees may be impaired until the Indigo Merger is completed, and SWN’s ability to do so may be impaired for a period of time thereafter, as current and prospective employees may experience uncertainty about their roles within the combined company following the Indigo Merger.
Under the terms of the Indigo Merger Agreement, SWN and Indigo are subject to certain restrictions on the conduct of business prior to the consummation of the Indigo Merger, which may adversely affect SWN’s and Indigo’s ability to execute certain of SWN’s and Indigo’s business strategies, including the ability in certain cases to modify or enter into certain contracts, acquire or dispose of certain assets, incur or prepay certain indebtedness, incur encumbrances, make capital expenditures or settle claims. Such limitations could negatively affect SWN’s and Indigo’s businesses and operations prior to the completion of the Indigo Merger.
SWN will incur significant transaction costs in connection with the Indigo Merger.
SWN has incurred and is expected to continue to incur a number of non-recurring costs associated with the Indigo Merger, combining the operations of Indigo with SWN’s and achieving desired synergies. These costs have been, and will continue to be, substantial and, in many cases, will be borne by SWN whether or not the Indigo Merger is completed. A substantial majority of non-recurring expenses will consist of transaction costs and include, among others, fees paid to financial, legal, accounting and other advisors and employee retention, severance, and benefit costs. SWN will also incur costs related to formulating and implementing integration plans. Although SWN expects that the elimination of duplicative costs, as well as the realization of synergies and efficiencies related to the integration of the assets and operations of Indigo, should allow SWN to offset these transaction costs over time, this net benefit may not be achieved in the near term or at all.
Moreover, if the Indigo Merger is not completed, SWN will have incurred substantial expenses for which no ultimate benefit will have been received. SWN has incurred out-of-pocket expenses in connection with the Indigo Merger for investment banking, legal and accounting fees and financial printing and other costs and expenses, much of which will be incurred even if the Indigo Merger is not completed.
Termination of the Indigo Merger Agreement or failure to otherwise complete the Indigo Merger could negatively impact SWN’s business and financial results.
Termination of the Indigo Merger Agreement or any failure to otherwise complete the Indigo Merger may result in various consequences, including:
•SWN’s business may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Indigo Merger, without realizing any of the anticipated benefits of completing the Indigo Merger;
•in certain instances, payment by SWN of a termination fee or reimbursement of certain expenses to Indigo;
•under certain circumstances, the Indigo Merger Agreement requires that SWN advance, or pay to Indigo the amount of loss in respect of, certain hedge contracts entered into by Indigo subsequent to the execution of the Indigo Merger Agreement; and
•negative reactions from the financial markets and customers may occur if the anticipated benefits of the Indigo Merger are not able to be realized. Such anticipated benefits may include, among others, operational efficiencies, cost savings, and synergies.
If the Indigo Merger is not consummated, SWN cannot assure you that the risks described above will not negatively impact the business, financial results, and ability to repay its outstanding indebtedness.
Until the completion of the Indigo Merger or the termination of the Indigo Merger Agreement in accordance with its terms, SWN and Indigo are each prohibited from entering into certain transactions and taking certain actions that might otherwise be beneficial to SWN or Indigo and their respective shareholders.
From and after the date of the Indigo Merger Agreement and prior to completion of the Indigo Merger, the Indigo Merger Agreement restricts SWN and Indigo from taking specified actions without the consent of the other party and generally requires that the business of each company and its respective subsidiaries be conducted in all material respects in the ordinary course of business consistent with past practice. These restrictions may prevent SWN or Indigo from making appropriate changes to their respective businesses or organizational structures or from pursuing attractive business opportunities that may arise prior to the completion of the Indigo Merger, and could have the effect of delaying or preventing other strategic transactions. Adverse effects arising from the pendency of the Indigo Merger could be exacerbated by any delays in consummation of the Indigo Merger or termination of the Indigo Merger Agreement.
The announcement and pendency of the Indigo Merger could have an adverse effect on SWN’s and/or Indigo’s business, financial condition, results of operations or business prospects.
The announcement and pendency of the Indigo Merger could disrupt SWN’s and/or Indigo’s businesses in the following ways, among others:
•SWN’s and/or Indigo’s employees may experience uncertainty regarding their future roles in the combined company, which might adversely affect SWN’s and/or Indigo’s ability to retain, recruit and motivate key personnel;
•the attention of SWN’s and/or Indigo’s management may be directed toward the completion of the Indigo Mergers and other transaction-related considerations and may be diverted from the day-to-day business operations of SWN and/or Indigo, as applicable, and matters related to the Indigo Mergers may require commitments of time and resources that could otherwise have been devoted to other opportunities that might have been beneficial to SWN and/or Indigo, as applicable; and
•customers, suppliers and other third parties with business relationships with SWN and/or Indigo may decide not to renew or may decide to seek to terminate, change and/or renegotiate their relationships with SWN and/or Indigo as a result of the Indigo Merger, whether pursuant to the terms of their existing agreements with SWN and/or Indigo or otherwise.
Any of these matters could adversely affect the businesses of, or harm the financial condition, results of operations or business prospects of, SWN and/or Indigo.
Securities class action and derivative lawsuits may be brought against SWN in connection with the Indigo Merger, which could result in substantial costs and may delay or prevent the Indigo Merger from being completed.
Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisition, merger or other business combination agreements that could prevent or delay the completion of the Indigo Merger and result in significant costs to SWN, including any costs associated with the indemnification of directors and officers. Even if such a lawsuit is without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on SWN’s liquidity and financial condition.
Lawsuits that may be brought against SWN, Indigo or SWN’s or Indigo’s directors could also seek, among other things, injunctive relief or other equitable relief, including a request to enjoin SWN from consummating the Indigo Merger. One of the conditions to the closing of the Indigo Merger is that no injunction by any court or other tribunal of competent jurisdiction has been entered and continues to be in effect and no law has been adopted or is effective, in either case that prohibits or makes illegal the closing of the Indigo Merger. Consequently, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Indigo Merger, that injunction may delay or prevent the Indigo Merger from being completed within the expected timeframe or at all, which may adversely affect SWN’s business, financial position and results of operation.
The combined company may record goodwill and other intangible assets that could become impaired and result in material non-cash charges to the results of operations of the combined company in the future.
SWN will account for the Indigo Merger as an acquisition of a business in accordance with GAAP. Under the acquisition method of accounting, the assets and liabilities of Indigo and its subsidiaries will be recorded, as of completion, at their respective fair values and added to SWN’s. SWN’s reported financial condition and results of operations for periods after completion of the Indigo Merger will reflect Indigo’s balances and results after completion of the Indigo Merger but will not be restated retroactively to reflect the historical financial position or results of operations of Indigo and its subsidiaries for periods prior to the Indigo Merger.
Under the acquisition method of accounting, the total purchase price will be allocated to Indigo’s tangible assets and liabilities and identifiable intangible assets based on their fair values as of the date of completion of the Indigo Merger. The excess of the purchase price over those fair values, if any, will be recorded as goodwill. To the extent the value of goodwill or intangibles, if any, becomes impaired in the future, the combined company may be required to incur material non-cash charges relating to such impairment. The combined company’s operating results may be significantly impacted from both the impairment and the underlying trends in the business that triggered the impairment.
Risks Factors Relating to SWN Following the Indigo Merger
If the Indigo Merger is consummated, SWN may be unable to successfully integrate Indigo’s business into its business or achieve the anticipated benefits of the Indigo Merger.
The success of the Indigo Merger will depend, in part, on SWN’s ability to realize the anticipated benefits and cost savings from combining SWN’s and Indigo’s businesses, and there can be no assurance that SWN will be able to successfully integrate or otherwise realize the anticipated benefits of the Indigo Merger. Difficulties in integrating SWN and Indigo may result in the combined company performing differently than expected, in operational challenges, or in the failure to realize anticipated expense-related efficiencies. Potential difficulties that may be encountered in the integration process include, among others:
•the inability to successfully integrate Indigo in a manner that permits the achievement of full revenue, expected cash flows and cost savings anticipated from the Indigo Merger;
•not realizing anticipated operating synergies;

•integrating personnel from Indigo and the loss of key employees;
•potential unknown liabilities and unforeseen expenses or delays associated with and following the completion of the Indigo Merger;
•integrating relationships with customers, vendors and business partners;
•performance shortfalls as a result of the diversion of management’s attention caused by completing the Indigo Merger and integrating Indigo’s operations;
•the impact of SWN’s recent acquisition of Montage Resources Corporation and continuing integration related to the acquisition; and
•the disruption of, or the loss of momentum in, SWN’s ongoing business or inconsistencies in standards, controls, procedures and policies.
SWN’s ability to achieve the anticipated benefits of the Indigo Merger will depend in part upon whether it can integrate Indigo’s business into SWN’s existing business in an efficient and effective manner. SWN may not be able to accomplish this integration process successfully. The successful acquisition of producing properties, including those owned by Indigo, requires an assessment of several factors, including:
•recoverable reserves;
•future natural gas and oil prices and their appropriate differentials;
•availability and cost of transportation of production to markets;
•availability and cost of drilling equipment and of skilled personnel;
•development and operating costs including access to water and potential environmental and other liabilities; and
•regulatory, permitting and similar matters.
The accuracy of these assessments is inherently uncertain. In connection with these assessments, SWN has performed a review of the subject properties that it believes to be generally consistent with industry practices. The review was based on SWN’s analysis of historical production data, assumptions regarding capital expenditures and anticipated production declines. Data used in such review was furnished by Indigo or obtained from publicly available sources. SWN’s review may not reveal all existing or potential problems or permit SWN to fully assess the deficiencies and potential recoverable reserves for all of the acquired properties, and the reserves and production related to the assets and operations of Indigo may differ materially after such data is reviewed further by SWN. Inspections will not always be performed on every well, and environmental problems are not necessarily observable even when an inspection is undertaken. Even when problems are identified, Indigo may be unwilling or unable to provide effective contractual protection against all or a portion of the underlying deficiencies. SWN is often not entitled to contractual indemnification for environmental liabilities and acquire properties on an “as is” basis, and, as is the case with certain liabilities associated with the assets and operations of Indigo, SWN is entitled to remedies for only certain environmental liabilities. Additionally, SWN will not have the ability to control operations with respect to the portion of the assets and operations of Indigo in which Indigo holds only a non-operating interest. The integration process may be subject to delays or changed circumstances, and SWN can’t give any assurances that the assets and operations of Indigo will perform in accordance with SWN’s expectations or that SWN’s expectations with respect to integration or cost savings as a result of the Indigo Merger will materialize.
SWN’s results may suffer if it does not effectively manage its expanded operations following the Indigo Merger.
Following completion of the Indigo Merger, the size of the Company’s business will increase significantly beyond its current size. SWN’s future success will depend, in part, on SWN’s ability to manage this expanded business, which poses numerous risks and uncertainties, including the need to integrate the operations and business of Indigo into SWN’s existing business in an efficient and timely manner, to combine systems and management controls and to integrate relationships with customers, vendors and business partners.
SWN’s current shareholders will have a reduced ownership and voting interest after the Indigo Merger compared to their current ownership and will exercise less influence over management.

Based on the number of outstanding shares of common stock as of July 27, 2021, immediately after the Indigo Merger is completed, it is expected that, on a fully diluted basis, SWN’s current shareholders will collectively own approximately 67% and the former Indigo shareholders will own, in the aggregate, approximately 33% of the outstanding shares of common stock (assuming no adjustments are made pursuant to the Indigo Merger Agreement). As a result of the Indigo Merger, SWN’s current shareholders will own a smaller percentage of SWN than they currently own, and as a result will have less influence on SWN’s management and policies.
Sales of substantial amounts of the common stock in the open market by the holders of units of Indigo (“Indigo Holders”) could depress SWN’s stock price.
Shares of common stock that are issued to the Indigo Holders in the Indigo Merger will become freely tradable once registered pursuant to the registration rights agreement to be entered into by SWN and certain Indigo Holders (the “Registration Rights Agreement”) or sold in compliance with Rule 144 promulgated under the Securities Act. Pursuant to the Registration Rights Agreement, all of the shares of common stock issued as stock consideration to any Indigo Holder who is a party to the Registration Rights Agreement will be registered for resale. Once registered, the common stock held by such Indigo Holders will be unrestricted and will not require further registration under the Securities Act, although such shares may be subject to the lockup restrictions set forth in the Registration Rights Agreement.
The Indigo Holders may wish to dispose of some or all of their interests in SWN, and as a result may seek to sell their shares of common stock. These sales (or the perception that these sales may occur), coupled with the increase in the outstanding number of shares of common stock, may affect the market for, and the market price of, the common stock in an adverse manner.
If the Indigo Merger is completed and SWN’s shareholders, including the Indigo Holders, sell substantial amounts of common stock in the public market following the closing of the Indigo Merger, the market price of the common stock may decrease. These sales might also make it more difficult for SWN to raise capital by selling equity or equity-related securities at a time and price that it otherwise would deem appropriate.
The trading price and volume of the common stock may be volatile following the Indigo Merger.
The trading price and volume of the common stock may be volatile following completion of the Indigo Merger. The stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of the common stock. As a result, you may suffer a loss on your investment.
The market for the common stock will depend on a number of conditions, most of which the combined company cannot control, including:
•general economic conditions within the U.S. and internationally, including changes in interest rates;
•general market conditions, including fluctuations in commodity prices;
•domestic and international economic, legal and regulatory factors unrelated to the combined company’s performance;
•changes in oil and natural gas prices; volatility in the financial markets or other global economic factors, including the impact of COVID-19;
•actual or anticipated fluctuations in the combined company’s quarterly and annual results and those of its competitors;
•quarterly variations in the rate of growth of the combined company’s financial indicators, such as revenue, EBITDA, net income and net income per share;
•the businesses, operations, results and prospects of the combined company;
•the operating and financial performance of the combined company;
•future mergers and strategic alliances;
•market conditions in the oil industry;
•changes in government regulation, taxes, legal proceedings or other developments;
•shortfalls in the combined company’s operating results from levels forecasted by securities analysts;

•investor sentiment toward the stock of oil and gas companies;
•changes in revenue or earnings estimates, or changes in recommendations by equity research analysts;
•failure of the combined company to achieve the perceived benefits of the Indigo Merger, including financial results and anticipated synergies, as rapidly as or to the extent anticipated by financial or industry analysts;
•speculation in the press or investment community;
•the failure of research analysts to cover the combined company’s common stock;
•sales of the common stock by the combined company, large shareholders or management, or the perception that such sales may occur;
•changes in accounting principles, policies, guidance, interpretations or standards;
•announcements concerning the combined company or its competitors;
•public reaction to the combined company’s press releases, other public announcements and filings with the SEC;
•strategic actions taken by competitors;
•actions taken by the combined company shareholders;
•additions or departures of key management personnel;
•maintenance of acceptable credit ratings or credit quality; and
•the general state of the securities markets.
These and other factors may impair the market for the common stock and the ability of investors to sell shares at an attractive price. These factors also could cause the market price and demand for the common stock to fluctuate substantially, which may negatively affect the price and liquidity of the common stock. Many of these factors and conditions are beyond the control of the combined company or the combined company shareholders.
Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. Such litigation, if instituted against the combined company, could result in very substantial costs, divert management’s attention and resources and harm the combined company’s business, operating results and financial condition.
Following the completion of the Indigo Merger, SWN may be exposed to additional commodity price risk as a result of the acquisition of Indigo’s upstream assets.
The prices for natural gas have historically been volatile, and SWN expects this volatility to continue in the future. The Indigo Merger may increase SWN’s exposure to these, or other, commodity price risks.
To mitigate its exposure to changes in commodity prices, Indigo hedges natural gas from time to time, primarily through the use of certain derivative commodity instruments. SWN will bear the economic impact of all of Indigo’s current hedges following the completion of the Indigo Merger. Actual natural gas prices may differ from the Company’s expectations and, as a result, such hedges could have a negative impact on SWN’s business.
SWN’s ability to utilize its U.S. net operating loss carryforwards to reduce future taxable income following the consummation of the Indigo Merger will be subject to various limitations under the United States Internal Revenue Code of 1986, as amended (the “Code”).
Section 382 of the Code imposes a limitation on the ability of a corporation to utilize its net operating loss carryforwards (“NOLs”) upon the occurrence of an ownership change resulting from issuances of a corporation’s stock or the sale or exchange of such corporation’s stock by certain shareholders if, as a result, there is an aggregate change of more than 50% in the beneficial ownership of such corporation’s stock by such shareholders during any three-year period. SWN believes that the Indigo Merger, if consummated, will result in an ownership change with respect to SWN, which would trigger a limitation on SWN’s ability to utilize any of its historic loss carryforwards following the consummation of the Indigo Merger, based on information currently available. The limitation with respect to such loss carryforwards generally would be equal to (i) the fair market value of SWN’s equity as of immediately prior to such ownership change multiplied by (ii) a percentage approximately equivalent to the yield on long-term tax-exempt bonds during the month in which the ownership change occurs. In addition, the limitation would, under current law, be increased if there are recognized built-in gains during any post-change year, but only to the extent of any net unrealized built-in gains in SWN’s assets at the time of the ownership change. Any such limitation imposed on the ability to use such NOLs to offset future taxable income could cause the Company to pay U.S. federal income taxes earlier than it otherwise would if such limitations were not in effect and could cause certain of such NOLs to expire unused, thereby reducing or eliminating the benefit of such NOLs.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Our sand mine location, which supported our former Fayetteville Shale business, was subject to regulation by the Federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977.  Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.106) is included in Exhibit 95.1 to this Quarterly Report. On February 10, 2021, we sold our sand mine to a third party and, as a result, no longer own or operate any mines.
ITEM 5. OTHER INFORMATION
Not applicable.
ITEM 6. EXHIBITS

(2.1)
Agreement and Plan of Merger, dated as of August 12, 2020, by and between Southwestern Energy Company and Montage Resources Corporation (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K/A filed on August 12, 2020).

(2.2)
Agreement and Plan of Merger, dated June 1, 2021, by and among Southwestern Energy Company, Ikon Acquisition Company, LLC, Indigo Natural Resources LLC, and Ibis Unitholder Representative, LLC solely in its capacity as the Unitholder Representative (Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed June 2, 2021).

(3.1)	Amended and Restated Certificate of Incorporation of Southwestern Energy Company (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed May 24, 2010).
(3.2)
Amended and Restated Bylaws of Southwestern Energy Company, as amended on April 28, 2020 (Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed April 30, 2020).

(10.1)
Amendment No.10 to Credit Agreement, dated June 9, 2021, among Southwestern Energy Corporation, the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed June 9, 2021).

(31.1)*	Certification of CEO filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)*	Certification of CFO filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)*	Certification of CEO furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)*	Certification of CFO furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(95.1)*	Mine Safety Disclosure.
(101.INS)	Inline Interactive Data File Instance Document
(101.SCH)	Inline Interactive Data File Schema Document
(101.CAL)	Inline Interactive Data File Calculation Linkbase Document
(101.LAB)	Inline Interactive Data File Label Linkbase Document
(101.PRE)	Inline Interactive Data File Presentation Linkbase Document
(101.DEF)	Inline Interactive Data File Definition Linkbase Document
(104.1)	Cover Page Interactive Data File – the cover page from this Quarterly Report on Form 10-Q, formatted in inline XBRL (included within the Exhibit 101 attachments)
*Filed herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHWESTERN ENERGY COMPANY
Registrant

Dated:	July 29, 2021	/s/ CARL F. GIESLER, JR.
Carl F. Giesler, Jr. Executive Vice President and Chief Financial Officer