Form 10-Q
period 2021-09-30
SOUTHWESTERN ENERGY CO
filed 2021-11-04
CIK 7332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the quarterly period ended September 30, 2021
Or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 1, 2021
Common Stock, Par Value $0.01	1,014,978,197

SOUTHWESTERN ENERGY COMPANY
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
(in millions, except share/per share amounts)	2021	2020	2021	2020
Operating Revenues:
Gas sales	$811	$199	$1,708	$611
Oil sales	110	40	297	111
NGL sales	255	68	607	158
Marketing	418	219	1,102	645
Other	4	1	6	4
	1,598	527	3,720	1,529
Operating Costs and Expenses:
Marketing purchases	420	226	1,109	675
Operating expenses	296	202	805	577
General and administrative expenses	32	31	104	89
Merger-related expenses	35	3	39	3
Restructuring charges	—	—	7	12
Depreciation, depletion and amortization	138	70	334	267
Impairments	6	361	6	2,495
Taxes, other than income taxes	35	15	86	38
	962	908	2,490	4,156
Operating Income (Loss)	636	(381)	1,230	(2,627)
Interest Expense:
Interest on debt	56	43	154	123
Other interest charges	3	2	9	7
Interest capitalized	(25)	(23)	(68)	(67)
	34	22	95	63

Gain (Loss) on Derivatives	(2,399)	(192)	(3,461)	38
Gain (Loss) on Early Extinguishment of Debt	(59)	—	(59)	35
Other Income (Loss), Net	(1)	2	(1)	3

Loss Before Income Taxes	(1,857)	(593)	(2,386)	(2,614)
Provision (Benefit) for Income Taxes:
Current	—	—	—	(2)
Deferred	—	—	—	408
	—	—	—	406
Net Loss	$(1,857)	$(593)	$(2,386)	$(3,020)

Loss Per Common Share:
Basic	$(2.36)	$(1.04)	$(3.34)	$(5.48)
Diluted	$(2.36)	$(1.04)	$(3.34)	$(5.48)

Weighted Average Common Shares Outstanding:
Basic	787,032,414	571,872,413	713,455,662	551,162,559
Diluted	787,032,414	571,872,413	713,455,662	551,162,559

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2021	2020	2021	2020
Net loss	$(1,857)	$(593)	$(2,386)	$(3,020)

Change in value of pension and other postretirement liabilities:
Settlement adjustment (1)	1	1	4	1

Comprehensive loss	$(1,856)	$(592)	$(2,382)	$(3,019)

(1)Tax benefits for the three months ended September 30, 2021 and 2020 were immaterial. Net of $1 million in taxes for the nine months ended September 30, 2021 and 2020, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2021	December 31, 2020

ASSETS	(in millions)
Current assets:
Cash and cash equivalents	$12	$13
Accounts receivable, net	708	368
Derivative assets	130	241
Other current assets	52	49
Total current assets	902	671
Natural gas and oil properties, using the full cost method, including $2,175 million as of September 30, 2021 and $1,472 million as of December 31, 2020 excluded from amortization	31,486	27,261
Other	503	523
Less: Accumulated depreciation, depletion and amortization	(23,987)	(23,673)
Total property and equipment, net	8,002	4,111
Operating lease assets	144	163
Deferred tax assets	—	—
Other long-term assets	193	215
Total long-term assets	337	378
TOTAL ASSETS	$9,241	$5,160
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$201	$—
Accounts payable	955	573
Taxes payable	78	74
Interest payable	42	58
Derivative liabilities	2,769	245
Current operating lease liabilities	41	42
Other current liabilities	76	20
Total current liabilities	4,162	1,012
Long-term debt	4,036	3,150
Long-term operating lease liabilities	101	117
Long-term derivative liabilities	960	183
Pension and other postretirement liabilities	31	45
Other long-term liabilities	237	156
Total long-term liabilities	5,365	3,651
Commitments and contingencies (Note 12)
Equity/(deficit):
Common stock, $0.01 par value; 2,500,000,000 shares authorized; issued 1,059,331,421 shares as of September 30, 2021 and 718,795,700 shares as of December 31, 2020	11	7
Additional paid-in capital	6,688	5,093
Accumulated deficit	(6,749)	(4,363)
Accumulated other comprehensive loss	(34)	(38)
Common stock in treasury, 44,353,224 shares as of September 30, 2021 and December 31, 2020	(202)	(202)
Total equity/(deficit)	(286)	497
TOTAL LIABILITIES AND EQUITY	$9,241	$5,160

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
(in millions)	2021	2020
Cash Flows From Operating Activities:
Net loss	$(2,386)	$(3,020)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	334	267
Amortization of debt issuance costs	6	6
Impairments	6	2,495
Deferred income taxes	—	408
Loss on derivatives, unsettled	2,952	272
Stock-based compensation	2	2
Loss (gain) on early extinguishment of debt	59	(35)
Other	3	3
Change in assets and liabilities, excluding impact from acquisitions:
Accounts receivable	(147)	106
Accounts payable	58	(129)
Taxes payable	(10)	(12)
Interest payable	(13)	3
Inventories	(2)	3
Other assets and liabilities	(32)	38
Net cash provided by operating activities	830	407

Cash Flows From Investing Activities:
Capital investments	(747)	(700)
Proceeds from sale of property and equipment	4	2
Cash acquired in Indigo Acquisition	55	—
Cash paid in Indigo Acquisition	(373)	—
Other	(1)	—
Net cash used in investing activities	(1,062)	(698)

Cash Flows From Financing Activities:
Payments on long-term debt	(844)	(72)
Payments on revolving credit facility	(3,401)	(1,449)
Borrowings under revolving credit facility	3,366	1,415
Change in bank drafts outstanding	33	(9)
Repayment of Indigo revolving credit facility	(95)	—
Proceeds from issuance of long-term debt	1,200	350
Debt issuance/amendment costs	(25)	(5)
Proceeds from issuance of common stock, net	—	152
Cash paid for tax withholding	(3)	(1)
Net cash provided by financing activities	231	381

Increase (decrease) in cash and cash equivalents	(1)	90
Cash and cash equivalents at beginning of year	13	5
Cash and cash equivalents at end of period	$12	$95

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury		Total
	Shares Issued	Amount				Shares	Amount

	(in millions, except share amounts)
Balance at December 31, 2020	718,795,700	$7	$5,093	$(4,363)	$(38)	44,353,224	$(202)	$497
Comprehensive income:
Net income	—	—	—	80	—	—	—	80
Other comprehensive income	—	—	—	—	—	—	—	—
Total comprehensive income	—	—	—	—	—	—	—	80
Issuance of restricted stock	10,067	—	—	—	—	—	—	—
Cancellation of restricted stock	(405)	—	—	—	—	—	—	—
Restricted units granted	2,136,882	—	8	—	—	—	—	8
Performance units vested	1,001,505	—	4	—	—	—	—	4
Tax withholding – stock compensation	(748,627)	—	(3)	—	—	—	—	(3)
Balance at March 31, 2021	721,195,122	$7	$5,102	$(4,283)	$(38)	44,353,224	$(202)	$586
Comprehensive loss:
Net loss	—	—	—	(609)	—	—	—	(609)
Other comprehensive income	—	—	—	—	3	—	—	3
Total comprehensive loss	—	—	—	—	—	—	—	(606)
Stock-based compensation	—	—	2	—	—	—	—	2
Issuance of restricted stock	148,700	—	—	—	—	—	—	—
Restricted units granted	41,879	—	—	—	—	—	—	—
Tax withholding – stock compensation	(13,258)	—	—	—	—	—	—	—
Balance at June 30, 2021	721,372,443	$7	$5,104	$(4,892)	$(35)	44,353,224	$(202)	$(18)
Comprehensive loss:
Net loss	—	—	—	(1,857)	—	—	—	(1,857)
Other comprehensive income	—	—	—	—	1	—	—	1
Total comprehensive loss	—	—	—	—	—	—	—	(1,856)
Issuance of restricted stock	130,675	—	—	—	—	—	—	—
Restricted units granted	1,132	—	—	—	—	—	—	—
Indigo acquisition	337,827,171	4	1,584	—	—	—	—	1,588
Balance at September 30, 2021	1,059,331,421	$11	$6,688	$(6,749)	$(34)	44,353,224	$(202)	$(286)

The accompanying notes are an integral part of these consolidated financial statements.

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury		Total
	Shares Issued	Amount				Shares	Amount

	(in millions, except share amounts)
Balance at December 31, 2019	585,555,923	$6	$4,726	$(1,251)	$(33)	44,353,224	$(202)	$3,246
Comprehensive loss:
Net loss	—	—	—	(1,547)	—	—	—	(1,547)
Other comprehensive income	—	—	—	—	—	—	—	—
Total comprehensive loss	—	—	—	—	—	—	—	(1,547)
Stock-based compensation	—	—	1	—	—	—	—	1
Issuance of restricted stock	12,397	—	—	—	—	—	—	—
Cancellation of restricted stock	(167,130)	—	—	—	—	—	—	—
Restricted units granted	1,005,976	—	1	—	—	—	—	1
Tax withholding – stock compensation	(383,731)	—	—	—	—	—	—	—
Balance at March 31, 2020	586,023,435	$6	$4,728	$(2,798)	$(33)	44,353,224	$(202)	$1,701
Comprehensive loss:
Net loss	—	—	—	(880)	—	—	—	(880)
Other comprehensive income	—	—	—	—	—	—	—	—
Total comprehensive loss	—	—	—	—	—	—	—	(880)
Stock-based compensation	—	—	1	—	—	—	—	1
Issuance of restricted stock	222,489	—	—	—	—	—	—	—
Cancellation of restricted stock	(1,079,515)	—	—	—	—	—	—	—
Restricted units granted	1,649,294	—	2	—	—	—	—	2
Tax withholding – stock compensation	(222,163)	—	(1)	—	—	—	—	(1)
Balance at June 30, 2020	586,593,540	$6	$4,730	$(3,678)	$(33)	44,353,224	$(202)	$823
Comprehensive loss
Net loss	—	—	—	(593)	—	—	—	(593)
Other comprehensive income	—	—	—	—	1	—	—	1
Total comprehensive loss	—	—	—	—	—	—	—	(592)
Stock-based compensation	—	—	1	—	—	—	—	1
Issuance of common stock	63,250,000	1	151	—	—	—	—	152
Issuance of restricted stock	63,344	—	—	—	—	—	—	—
Cancellation of restricted stock	(5,196)	—	—	—	—	—	—	—
Tax withholding – stock compensation	(2,035)	—	—	—	—	—	—	—
Balance at September 30, 2020	649,899,653	$7	$4,882	$(4,271)	$(32)	44,353,224	$(202)	$384

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(1) BASIS OF PRESENTATION
Southwestern Energy Company (including its subsidiaries, collectively “Southwestern” or the “Company”) is an independent energy company engaged in exploration, development and production (“E&P”) of primarily natural gas as well as associated NGLs and oil. The Company is also focused on creating and capturing additional value through its marketing business (“Marketing”). Southwestern conducts most of its business through subsidiaries and operates principally in two segments: E&P and Marketing.
E&P. Southwestern’s primary business is the exploration for and production of natural gas as well as associated NGLs and oil, with ongoing operations focused on the development of unconventional hydrocarbon reservoirs in Pennsylvania, West Virginia, Ohio and Louisiana. The Company’s operations in Pennsylvania, West Virginia and Ohio, herein referred to as “Appalachia,” are focused on the Marcellus Shale, the Utica and the Upper Devonian unconventional natural gas and liquids reservoirs. The Company’s operations in Louisiana, herein referred to as “Haynesville,” primarily focuses on the Haynesville and Bossier natural gas reservoirs. The Company also operates drilling rigs located in Appalachia, and provides certain oilfield products and services, principally serving the Company’s E&P activities through vertical integration.
Marketing. Southwestern’s marketing activities capture opportunities that arise through the marketing and transportation of natural gas and associated liquids, primarily produced in its E&P operations.
The accompanying consolidated financial statements were prepared using accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission.  Certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been appropriately condensed or omitted in this Quarterly Report.  The comparability of certain 2021 amounts to prior periods could be impacted as a result of the Montage Merger (as defined below) with Montage Resources Corporation (“Montage”) in November 2020 and the Indigo Merger (as defined below) with Indigo Natural Resources in September 2021. The Company believes the disclosures made are adequate to make the information presented not misleading.
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
(2) ACQUISITION
Indigo Natural Resources Merger
On June 1, 2021, Southwestern entered into an Agreement and Plan of Merger with Ikon Acquisition Company, LLC (“Ikon”), Indigo Natural Resources LLC (“Indigo”) and Ibis Unitholder Representative LLC (the “Indigo Merger Agreement”). Pursuant to the terms of the Indigo Merger Agreement, Indigo merged with and into Ikon, a subsidiary of Southwestern, and became a subsidiary of Southwestern (the “Indigo Merger”). On August 27, 2021, Southwestern’s stockholders voted to approve the Indigo Merger and the transaction closed on September 1, 2021. The Indigo Merger established Southwestern’s natural gas operations in the Haynesville and Bossier Shales.
The outstanding equity interests in Indigo were cancelled and converted into the right to receive (i) $373 million in cash consideration, subject to adjustment as provided in the Indigo Merger Agreement, and (ii) 337,827,171 shares of Southwestern common stock. These shares of Southwestern common stock had an aggregate dollar value equal to approximately $1,588 million, based on the closing price of $4.70 per share of Southwestern common stock on the NYSE on September 1, 2021. Additionally, Southwestern assumed $700 million in aggregate principal amount of 5.375% Senior Notes due 2029 of Indigo (the “Indigo Notes”) with a fair value of $726 million as of September 1, 2021, which were subsequently exchanged for $700 million of newly issued 5.375% Senior Notes due 2029. In addition, the Company assumed Indigo’s revolving line of credit balance of $95 million as of September 1, 2021. This balance was subsequently repaid, and the Indigo revolving line of credit was retired in September 2021. Following the closing of the Indigo Merger, Southwestern's existing shareholders and Indigo's former equity holders owned approximately 67% and 33%, respectively, of the outstanding shares of the combined company. See Note 7 and Note 11 for additional information.
The Indigo Merger constituted a business combination, and was accounted for using the acquisition method of accounting. The following table presents the fair value of consideration transferred to Indigo equity holders as a result of the Indigo Merger:

(in millions, except share, per share amounts)	As of September 1, 2021
Shares of Southwestern common stock issued	337,827,171
NYSE closing price per share of Southwestern common shares on September 1, 2021	$4.70
$1,588
Cash consideration	373
Total consideration	$1,961
The following table sets forth the preliminary fair value of the assets acquired and liabilities assumed as of the acquisition date. Certain data and studies necessary to complete the purchase price allocation are still under evaluation, including, but not limited to, the valuation of natural gas and oil properties and the resolution of certain matters that the Company is indemnified for under the Indigo Merger Agreement for which not enough information is available to assess the final fair value of at this time. The Company will finalize the purchase price allocation during the twelve-month period following the acquisition date, during which time the value of the assets and liabilities may be revised as appropriate.

(in millions)	As of September 1, 2021
Consideration:
Total consideration	$1,961
Fair Value of Assets Acquired:
Cash and cash equivalents	55
Accounts receivable	192
Other current assets	2
Commodity derivative assets	2
Evaluated oil and gas properties	2,724
Unevaluated oil and gas properties	676
Other property, plant and equipment	4
Other long-term assets	27
Total assets acquired	3,682
Fair Value of Liabilities Assumed:
Accounts payable	266
Other current liabilities	55
Derivative liabilities	501
Revolving credit facility	95
Senior unsecured notes	726
Asset retirement obligations	8
Other noncurrent liabilities	70
Total liabilities assumed	1,721
Net Assets Acquired and Liabilities Assumed	$1,961
The assets acquired and liabilities assumed were recorded at their preliminary estimated fair values at the date of the Indigo Merger. The valuation of certain assets, including property, are based on preliminary appraisals. The fair value of acquired equipment is based on both available market data and a cost approach.
Unevaluated oil and gas properties were valued primarily using a market approach based on comparable transactions for similar properties while the income approach was utilized for proved oil and gas properties based on underlying reserve projections at the Indigo Merger date. Income approaches are considered Level 3 fair value estimates and include significant assumptions of future production, commodity prices, and operating and capital cost estimates, discounted using weighted average cost of capital for industry peers, and risk adjustment factors based on reserve category. Price assumptions were based on observable market pricing adjusted for historical differentials. Cost estimates were based on current observable costs inflated based on historical and expected future inflation. Taxes were based on current statutory rates.

With the completion of the Indigo Merger, Southwestern acquired proved and unproved properties of approximately $2.7 billion and $676 million, respectively, primarily associated with the Haynesville and Bossier formations. The remaining $4 million in Other property, plant and equipment consists of land, water facilities and various equipment.
Deferred income taxes represent the tax effects of differences in the tax basis and merger-date fair values of assets acquired and liabilities assumed. The initial net balance of any deferred tax assets or liabilities is zero. A full valuation was placed on all deferred tax assets generated following the Indigo Merger consistent with the Company’s treatment of its deferred tax asset balance as of September 30, 2021. The measurement of senior unsecured notes was based on unadjusted quoted prices in an active market and are Level 1. The Company considered the borrowings under the revolving credit facility to approximate fair value. The value of derivative instruments was based on observable inputs, primarily forward commodity-price and interest-rate curves and is considered Level 2.
From the date of the Indigo Merger through September 30, 2021, revenues and operating income associated with the operations acquired through the merger totaled $132 million and $75 million, respectively.
Prior to the Indigo Merger, in May 2021, Indigo closed on an agreement to divest its Cotton Valley natural gas and oil properties. Indigo retained certain contractual commitments related to volume commitments associated with natural gas gathering, for which Southwestern will assume the obligation to pay the gathering provider for any unused portion of the volume commitment under the agreement through 2027, depending on the buyer’s actual use. As of September 30, 2021, up to approximately $34 million of these contractual commitments remain, and the Company has recorded a $17 million liability for the estimated future payments.
Excluding the Cotton Valley gathering agreement (discussed above), the Company has recorded additional liabilities totaling $81 million as of September 30, 2021, primarily related to purchase or volume commitments associated with gathering, fresh water and sand. These amounts will be recognized as payments are made over a period ranging from two to seven years.
Montage Resources Merger
On August 12, 2020, Southwestern entered into an Agreement and Plan of Merger (the “Montage Agreement and Plan of Merger”) with Montage whereby Montage would merge with and into Southwestern, with Southwestern continuing as the surviving company (the "Montage Merger"). On November 12, 2020, Montage’s stockholders voted to approve the Montage Merger, and it was made effective on November 13, 2020. The Montage Merger added to Southwestern’s oil and gas portfolio in Appalachia.
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
The Montage Merger constituted a business combination, and was accounted for using the acquisition method of accounting. The following table presents the fair value of consideration transferred to Montage stockholders as a result of the Montage Merger:

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

The assets acquired and liabilities assumed were recorded at their estimated fair values at the date of the Montage Merger. The following table sets forth the fair value of the assets acquired and liabilities assumed as of the acquisition date. The purchase price allocation related to the Montage Merger is substantially complete as of the date of this filing. The Company is currently finalizing its analysis on potential liabilities and natural gas and oil property valuation. Any final adjustments in the fourth quarter of 2021 are expected to be immaterial. For the nine months ended September 30, 2021 there were no changes to the allocation presented in the 2020 Form 10-K.

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
For the nine months ended September 30, 2021, revenues and operating income associated with the operations acquired through the Montage Merger totaled $414 million and $219 million, respectively.
Pro Forma Information
The following table presents selected unaudited pro forma condensed financial information for the three and nine months ended September 30, 2020 as if the Montage Merger had occurred on January 1, 2019 and the Indigo Merger had occurred on January 1, 2020:

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2021	2020	2021	2020
Revenues	$1,864	$844	$4,531	$2,388
Loss from continuing operations	$(1,588)	$(871)	$(2,371)	$(3,337)
The unaudited pro forma information is not necessarily indicative of the operating results that would have occurred had the Montage Merger and the Indigo Merger (combined, the “Mergers”) been completed at January 1, 2019 and January 1, 2020, respectively, nor is it necessarily indicative of future operating results of the combined entities. The unaudited pro forma information gives effect to the Montage Merger and related equity and debt issuances along with the use of proceeds therefrom as if they had occurred on January 1, 2019. The unaudited pro forma information for 2020 is a result of combining the statements of operations of Southwestern with the pre-Montage Merger results of Montage and pre-Indigo Merger results of Indigo from January 1, 2020, and included adjustments for revenues and direct expenses. The pro forma results exclude any cost savings anticipated as a result of the Mergers, and include adjustments to DD&A (depreciation, depletion and amortization) based on the purchase price allocated to property, plant, and equipment and the estimated useful lives as well as adjustments to interest expense. Interest expense was adjusted to reflect the retirement of the Montage senior notes, the Montage credit facility, all related accrued interest and the associated decrease in amortization of issuance costs related to the Montage notes and revolving line of credit. This decrease was partially offset by increases in interest on debt associated with the issuance of

$350 million in 8.375% Senior Notes due 2028 related to the Southwestern debt offering and borrowings under Southwestern’s credit facility used to pay off the Montage notes, Montage credit facility and related accrued interest. Interest expense was also adjusted to include the impact of the assumption and exchange of Indigo’s $700 million of 5.375% Senior Notes due 2029 for equivalent Southwestern senior notes and to reflect the retirement of the Indigo credit facility, all related accrued interest and the associated decrease in amortization of issuance costs related to the revolving line of credit. Management believes the estimates and assumptions are reasonable, and the relative effects of the Mergers are properly reflected.
Merger-Related Expenses
The following table summarizes the merger-related expenses incurred:

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2021	2020	2021	2020
Indigo Merger-related expenses	$35	$—	$37	$—
Montage Merger-related expenses	—	3	2	3
Total merger-related expenses	$35	$3	$39	$3
The Indigo Merger-related expenses primarily consist of bank, legal and consulting fees along with representation and warranty insurance. The Montage Merger-related expenses primarily consist of employees and contractors that were temporarily assisting in the transition and integration of the Montage Merger.
(3) RESTRUCTURING CHARGES
On February 24, 2021, the Company notified employees of a workforce reduction plan as part of an ongoing strategic effort to reposition its portfolio, optimize operational performance and improve margins. Affected employees were offered a severance package, which included a one-time payment depending on length of service and, if applicable, the current value of unvested long-term incentive awards that were forfeited. These costs were recognized as restructuring charges for the nine months ended September 30, 2021, and were substantially complete by the end of the first quarter of 2021.
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
The following table presents a summary of the restructuring charges included in Operating Income (Loss) for the three and nine months ended September 30, 2021 and 2020:

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2021	2020	2021	2020
Severance (including payroll taxes) (1)	$—	$—	$7	$12
(1)Total restructuring charges were $7 million and $12 million for the Company’s E&P segment for the nine months ended September 30, 2021 and 2020, respectively.
The following table presents a reconciliation of the liability associated with the Company’s restructuring activities at September 30, 2021, which is reflected in accounts payable on the consolidated balance sheet:

(in millions)
Liability at December 31, 2020	$3
Additions	7
Distributions	(10)
Liability at September 30, 2021	$—

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
Disaggregation of Revenues
The Company presents a disaggregation of E&P revenues by product on the consolidated statements of operations net of intersegment revenues.  The following table reconciles operating revenues as presented on the consolidated statements of operations to the operating revenues by segment:

(in millions)	E&P	Marketing	Intersegment Revenues	Total
Three months ended September 30, 2021
Gas sales	$799	$—	$12	$811
Oil sales	108	—	2	110
NGL sales	255	—	—	255
Marketing	—	1,365	(947)	418
Other (1)	3	1	—	4
Total	$1,165	$1,366	$(933)	$1,598

Three months ended September 30, 2020
Gas sales	$190	$—	$9	$199
Oil sales	39	—	1	40
NGL sales	68	—	—	68
Marketing	—	495	(276)	219
Other	1	—	—	1
Total	$298	$495	$(266)	$527

(in millions)	E&P	Marketing	Intersegment Revenues	Total
Nine months ended September 30, 2021
Gas sales	$1,671	$—	$37	$1,708
Oil sales	293	—	4	297
NGL sales	606	—	1	607
Marketing	—	3,344	(2,242)	1,102
Other (1)	4	2	—	6
Total	$2,574	$3,346	$(2,200)	$3,720

Nine months ended September 30, 2020
Gas sales	$584	$—	$27	$611
Oil sales	107	—	4	111
NGL sales	158	—	—	158
Marketing	—	1,432	(787)	645
Other (2)	4	—	—	4
Total	$853	$1,432	$(756)	$1,529
(1)For the nine months ended September 30, 2021, other E&P revenues consists primarily of gains on purchaser imbalances associated with certain NGLs and other Marketing revenues consists primarily of sales of gas from storage.
(2)For the nine months ended September 30, 2020, other E&P revenues consists primarily of gains on purchaser imbalances associated with certain NGLs.
Associated E&P revenues are also disaggregated for analysis on a geographic basis by the core areas in which the Company operates, which are in Pennsylvania, West Virginia, Ohio and Louisiana.

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2021	2020	2021	2020
Appalachia	$1,033	$297	$2,441	$852
Haynesville	132	—	132	—
Other	—	1	1	1
Total	$1,165	$298	$2,574	$853
Receivables from Contracts with Customers
The following table reconciles the Company’s receivables from contracts with customers to consolidated accounts receivable as presented on the consolidated balance sheet:

(in millions)	September 30, 2021	December 31, 2020
Receivables from contracts with customers	$678	$350
Other accounts receivable	30	18
Total accounts receivable	$708	$368
Amounts recognized against the Company’s allowance for doubtful accounts related to receivables arising from contracts with customers were immaterial for the three and nine months ended September 30, 2021 and 2020.  The Company has no contract assets or contract liabilities associated with its revenues from contracts with customers.
(5) CASH AND CASH EQUIVALENTS
The following table presents a summary of cash and cash equivalents as of September 30, 2021 and December 31, 2020:

(in millions)	September 30, 2021	December 31, 2020
Cash	$12	$13
Marketable securities (1)	—	—
Total	$12	$13
(1)Typically consists of government stable value money market funds.
(6) NATURAL GAS AND OIL PROPERTIES
The Company utilizes the full cost method of accounting for costs related to the exploration, development and acquisition of natural gas and oil properties.  Under this method, all such costs (productive and nonproductive), including salaries, benefits and other internal costs directly attributable to these activities, are capitalized on a country-by-country basis and amortized over the estimated lives of the properties using the units-of-production method.  These capitalized costs are subject to a ceiling test that limits such pooled costs, net of applicable deferred taxes, to the aggregate of the present value of future net revenues attributable to proved natural gas, oil and NGL reserves discounted at 10% (standardized measure).  Any costs in excess of the ceiling are written off as a non-cash expense.  The expense may not be reversed in future periods, even though higher natural gas, oil and NGL prices may subsequently increase the ceiling.  Companies using the full cost method are required to use the average quoted price from the first day of each month from the previous 12 months, including the impact of derivatives designated for hedge accounting, to calculate the ceiling value of their reserves. The Company had no hedge positions that were designated for hedge accounting as of September 30, 2021. Prices used to calculate the ceiling value of reserves were as follows:

	September 30, 2021	September 30, 2020
Natural gas (per MMBtu)	$2.94	$1.97
Oil (per Bbl)	$57.69	$43.40
NGLs (per Bbl)	$23.26	$9.26
Using the average quoted prices above, adjusted for market differentials, the Company’s net book value of its United States natural gas and oil properties did not exceed the ceiling amount at September 30, 2021. Decreases in market prices as well as changes in production rates, levels of reserves, evaluation of costs excluded from amortization, future development costs and production costs could result in future ceiling test impairments.
No impairment expense was recorded for the nine months ended September 30, 2021 in relation to the recently acquired Montage natural gas and oil properties. These properties were recorded at fair value as of November 13, 2020, in accordance with Accounting Standards Codification (“ASC”) Topic 820 – Fair Value Measurement. In the fourth quarter of 2020, pursuant to SEC guidance, the Company determined that the fair value of the properties acquired at the closing of the Montage Merger clearly exceeded the related full-cost ceiling limitation beyond a reasonable doubt and received a waiver from the SEC to exclude the properties acquired in the Montage Merger from the ceiling test calculation. This waiver was granted for all reporting periods through and including the quarter ending September 30, 2021, as long as the Company can continue to demonstrate that the fair value of properties acquired clearly exceeds the full cost ceiling limitation beyond a reasonable doubt in each reporting period. As part of the waiver received from the SEC, the Company is required to disclose what the full cost ceiling test impairment amounts for all periods presented in each applicable quarterly and annual filing would have been if the waiver had not been granted. The fair value of the properties acquired in the Montage Merger was based on forward natural gas and oil pricing existing at the date of the Montage Merger, and the Company affirmed that there has not been a material decline to the fair value of these acquired assets since the Montage Merger. The properties acquired in the Montage Merger have an unamortized cost at September 30, 2021 of $1,183 million. Due to the improvement in commodity prices in the second and third quarters of 2021, no impairment charge would have been recorded for the three and nine months ended September 30, 2021 had the acquired Montage natural gas and oil properties been included in the full cost ceiling test.
The Company’s net book value of its United States natural gas and oil properties exceeded the ceiling by $1.5 billion at March 31, 2020, $650 million at June 30, 2020 and $361 million at September 30, 2020, resulting in a non-cash ceiling test impairment for the first, second and third quarters of 2020.
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
In September 2021, the Company issued 337,827,171 shares of its common stock in conjunction with the Indigo Merger. These shares of Southwestern common stock had an aggregate dollar value equal to approximately $1,588 million, based on the closing price of $4.70 per share of Southwestern common stock on the NYSE on September 1, 2021. See Note 2 for additional details on the Indigo Merger.
In August 2020, the Company completed an underwritten public offering of 63,250,000 shares of its common stock with an offering price to the public of $2.50 per share. Net proceeds after deducting underwriting discounts and offering expenses were approximately $152 million. See Note 2 for additional details regarding the Company’s use of proceeds from the equity offering.

The following table presents the computation of earnings per share for the three and nine months ended September 30, 2021 and 2020:

	For the three months ended September 30,		For the nine months ended September 30,
(in millions, except share/per share amounts)	2021	2020	2021	2020
Net loss	$(1,857)	$(593)	$(2,386)	$(3,020)

Number of common shares:
Weighted average outstanding	787,032,414	571,872,413	713,455,662	551,162,559
Issued upon assumed exercise of outstanding stock options	—	—	—	—
Effect of issuance of non-vested restricted common stock	—	—	—	—
Effect of issuance of non-vested restricted units	—	—	—	—
Effect of issuance of non-vested performance units	—	—	—	—
Weighted average and potential dilutive outstanding	787,032,414	571,872,413	713,455,662	551,162,559

Loss per common share
Basic	$(2.36)	$(1.04)	$(3.34)	$(5.48)
Diluted	$(2.36)	$(1.04)	$(3.34)	$(5.48)
The following table presents the common stock shares equivalent excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2021 and 2020, as they would have had an antidilutive effect:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Unexercised stock options	3,699,448	4,425,886	3,742,486	4,519,385
Unvested share-based payment	762,945	939,941	827,279	946,547
Restricted stock units	3,434,189	1,935,781	3,509,603	2,001,621
Performance units	2,251,254	2,282,211	2,196,073	2,027,985
Total	10,147,836	9,583,819	10,275,441	9,495,538

(8) DERIVATIVES AND RISK MANAGEMENT
The Company is exposed to volatility in market prices and basis differentials for natural gas, oil and NGLs which impacts the predictability of its cash flows related to the sale of those commodities.  These risks are managed by the Company’s use of certain derivative financial instruments.  As of September 30, 2021, the Company’s derivative financial instruments consisted of fixed price swaps, two-way costless collars, three-way costless collars, basis swaps, call options, swaptions and interest rate swaps.  A description of the Company’s derivative financial instruments is provided below:

Fixed price swaps	If the Company sells a fixed price swap, the Company receives a fixed price for the contract, and pays a floating market price to the counterparty. If the Company purchases a fixed price swap, the Company receives a floating market price for the contract, and pays a fixed price to the counterparty.

Two-way costless collars	Arrangements that contain a fixed floor price (“purchased put option”) and a fixed ceiling price (“sold call option”) based on an index price which, in aggregate, have no net cost. At the contract settlement date, (1) if the index price is higher than the ceiling price, the Company pays the counterparty the difference between the index price and ceiling price, (2) if the index price is between the floor and ceiling prices, no payments are due from either party, and (3) if the index price is below the floor price, the Company will receive the difference between the floor price and the index price.

Three-way costless collars	Arrangements that contain a purchased put option, a sold call option and a sold put option based on an index price that, in aggregate, have no net cost. At the contract settlement date, (1) if the index price is higher than the sold call strike price, the Company pays the counterparty the difference between the index price and sold call strike price, (2) if the index price is between the purchased put strike price and the sold call strike price, no payments are due from either party, (3) if the index price is between the sold put strike price and the purchased put strike price, the Company will receive the difference between the purchased put strike price and the index price, and (4) if the index price is below the sold put strike price, the Company will receive the difference between the purchased put strike price and the sold put strike price.

Basis swaps	Arrangements that guarantee a price differential for natural gas from a specified delivery point. If the Company sells a basis swap, the Company receives a payment from the counterparty if the price differential is greater than the stated terms of the contract, and pays the counterparty if the price differential is less than the stated terms of the contract. If the Company purchases a basis swap, the Company pays the counterparty if the price differential is greater than the stated terms of the contract, and receives a payment from the counterparty if the price differential is less than the stated terms of the contract.

Options (Calls and Puts)	The Company purchases and sells options in exchange for premiums. If the Company purchases a call option, the Company receives from the counterparty the excess (if any) of the market price over the strike price of the call option at the time of settlement, but if the market price is below the call’s strike price, no payment is due from either party. If the Company sells a call option, the Company pays the counterparty the excess (if any) of the market price over the strike price of the call option at the time of settlement, but if the market price is below the call’s strike price, no payment is due from either party. If the Company purchases a put option, the Company receives from the counterparty the excess (if any) of the strike price over the market price of the put option at the time of settlement, but if the market price is above the put’s strike price, no payment is due from either party. If the Company sells a put option, the Company pays the counterparty the excess (if any) of the strike price over the market price of the put option at the time of settlement, but if the market price is above the put’s strike price, no payment is due from either party.

Swaptions	Instruments that refer to an option to enter into a fixed price swap. In exchange for an option premium, the purchaser gains the right but not the obligation to enter a specified swap agreement with the issuer for specified future dates. If the Company sells a swaption, the counterparty has the right to enter into a fixed price swap wherein the Company receives a fixed price for the contract and pays a floating market price to the counterparty. If the Company purchases a swaption, the Company has the right to enter into a fixed price swap wherein the Company receives a floating market price for the contract and pays a fixed price to the counterparty.

Interest rate swaps	Interest rate swaps are used to fix or float interest rates on existing or anticipated indebtedness. The purpose of these instruments is to manage the Company’s existing or anticipated exposure to unfavorable interest rate changes.
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

The following tables provide information about the Company’s financial instruments that are sensitive to changes in commodity prices and that are used to protect the Company’s exposure. None of the financial instruments below are designated for hedge accounting treatment.  The tables present the notional amount, the weighted average contract prices and the fair value by expected maturity dates as of September 30, 2021:

Financial Protection on Production
		Weighted Average Price per MMBtu
	Volume (Bcf)	Swaps	Sold Puts	Purchased Puts	Sold Calls	Basis Differential	Fair Value at September 30, 2021 (in millions)
Natural Gas
2021
Fixed price swaps	102	$2.83	$—	$—	$—	$—	$(314)
Two-way costless collars	88	—	—	2.70	3.04	—	(253)
Three-way costless collars	84	—	2.19	2.54	2.91	—	(251)
Total	274						$(818)
2022
Fixed price swaps	539	$2.77	$—	$—	$—	$—	$(868)
Two-way costless collars	141	—	—	2.66	3.06	—	(253)
Three-way costless collars	333	—	2.06	2.51	2.94	—	(493)
Total	1,013						$(1,614)
2023
Fixed price swaps	274	$2.76	$—	$—	$—	$—	$(192)
Two-way costless collars	83	—	—	2.69	2.92	—	(43)
Three-way costless collars	215	—	2.09	2.54	3.00	—	(159)
Total	572						$(394)
2024
Fixed price swaps	57	$2.43	$—	$—	$—	$—	$(42)
Three-way costless collars	11	—	2.25	2.80	3.54	—	(6)
Total	68						$(48)

Basis Swaps
2021	71	$—	$—	$—	$—	$(0.36)	$19
2022	284	—	—	—	—	(0.38)	17
2023	197	—	—	—	—	(0.49)	2
2024	46	—	—	—	—	(0.71)	3
2025	9	—	—	—	—	(0.64)	1
Total	607						$42

	Volume (MBbls)	Weighted Average Strike Price per Bbl				Fair Value at September 30, 2021 (in millions)
		Swaps	Sold Puts	Purchased Puts	Sold Calls
Oil
2021
Fixed price swaps	780	$48.94	$—	$—	$—	$(20)
Two-way costless collars	46	—	—	37.50	45.50	(1)
Three-way costless collars	550	—	39.18	48.95	54.35	(11)
Total	1,376					$(32)
2022
Fixed price swaps	3,203	$53.54	$—	$—	$—	$(53)
Three-way costless collars	1,380	—	39.89	50.23	57.05	(20)
Total	4,583					$(73)
2023
Fixed price swaps	846	$55.98	$—	$—	$—	$(7)
Three-way costless collars	1,268	—	33.97	45.51	56.12	(16)
Total	2,114					$(23)
2024
Fixed price swaps	54	$53.15	$—	$—	$—	$—

Ethane
2021
Fixed price swaps	2,483	$9.74	$—	$—	$—	$(19)
Two-way costless collars	147	—	—	7.14	10.40	(1)
Total	2,630					$(20)
2022
Fixed price swaps	3,361	$10.01	$—	$—	$—	$(16)
Two-way costless collars	135	—	—	7.56	9.66	(1)
Total	3,496					$(17)

Propane
2021
Fixed price swaps	2,107	$23.98	$—	$—	$—	$(74)
2022
Fixed price swaps	4,471	$26.96	$—	$—	$—	$(84)
Three-way costless collars	305	—	16.80	21.00	31.92	(5)
Total	4,776					$(89)

Normal Butane
2021
Fixed price swaps	617	$29.08	$—	$—	$—	$(22)
2022
Fixed price swaps	1,295	$29.16	$—	$—	$—	$(28)

Natural Gasoline
2021
Fixed price swaps	635	$43.62	$—	$—	$—	$(19)
2022
Fixed price swaps	1,256	$46.41	$—	$—	$—	$(26)

Other Derivative Contracts
	Volume (Bcf)	Weighted Average Strike Price per MMBtu	Fair Value at September 30, 2021 (in millions)
Call Options – Natural Gas (Net)
2021	19	$3.19	$(52)
2022	77	3.00	(118)
2023	46	2.94	(37)
2024	9	3.00	(9)
Total	151		$(216)
Put Options – Natural Gas
2021	5	$2.00	$—
2022	5	2.00	—
Total	10		$—

	Volume (MBbls)	Weighted Average Strike Price per Bbl	Fair Value at September 30, 2021 (in millions)
Call Options – Oil
2021	57	$60.00	$(1)

	Volume (Bcf)	Weighted Average Strike Price per MMBtu	Fair Value at September 30, 2021 (in millions)
Swaptions – Natural Gas
2021 (1)	18	$3.00	$(26)
(1)The Company has sold swaptions with an underlying tenor of January 2022 to December 2022, with an exercise date of December 23, 2021.

	Volume (Bcf)	Weighted Average Strike Price per MMBtu		Fair Value at September 30, 2021 (in millions)
		Swaps	Basis Differential
Storage (1)
2021
Purchased fixed price swaps	—	$2.20	$—	$1
Purchased basis swaps	—	—	(0.88)	—
Fixed price swaps	—	3.17	—	—
Basis swaps	—	—	(0.57)	—
Total	—			$1
2022
Purchased fixed price swaps	—	$2.14	$—	$1
Fixed price swaps	2	2.82	—	(5)
Basis swaps	1	—	(0.57)	—
Total	3			$(4)
(1)The Company has entered into certain derivatives to protect the value of volumes of natural gas injected into a storage facility that will be withdrawn and sold at a later date.

Purchased Fixed Price Swaps – Marketing (Natural Gas) (1)	Volume (Bcf)	Weighted Average Strike Price per MMBtu	Fair Value at September 30, 2021 (in millions)
2021	1	$2.44	$2
(1)The Company has entered into a limited number of derivatives to protect the value of certain long-term sales contracts.
At September 30, 2021, the net fair value of the Company’s financial instruments was a $3,491 million liability, which included a $1 million asset related to interest rate swaps and a net reduction of the liability of $7 million related to non-performance risk. See Note 10 for additional details regarding the Company’s fair value measurements of its derivatives position.

As of September 30, 2021, the Company had no positions designated for hedge accounting treatment. Gains and losses on derivatives that are not designated for hedge accounting treatment, or do not meet hedge accounting requirements, are recorded as a component of gain (loss) on derivatives on the consolidated statements of operations. Accordingly, the gain (loss) on derivatives component of the statement of operations reflects the gain and losses on both settled and unsettled derivatives. Only the settled gains and losses are included in the Company’s realized commodity price calculations.
The balance sheet classification of the assets and liabilities related to derivative financial instruments (none of which are designated for hedge accounting treatment) is summarized below as of September 30, 2021 and December 31, 2020, and excludes net liability reductions of $7 million and $1 million respectively, for non-performance risk:

Derivative Assets
		Fair Value
(in millions)	Balance Sheet Classification	September 30, 2021	December 31, 2020
Derivatives not designated as hedging instruments:
Purchased fixed price swaps – natural gas	Derivative assets	$2	$1
Fixed price swaps – natural gas	Derivative assets	—	37
Fixed price swaps – oil	Derivative assets	—	13
Two-way costless collars – natural gas	Derivative assets	11	54
Three-way costless collars – natural gas	Derivative assets	13	57
Three-way costless collars – oil	Derivative assets	1	15
Basis swaps – natural gas	Derivative assets	66	60
Call options – natural gas	Derivative assets	35	4
Purchased fixed price swaps – natural gas storage	Derivative assets	2	—
Fixed price swaps – natural gas	Other long-term assets	—	7
Fixed price swaps – oil	Other long-term assets	—	2
Two-way costless collars – natural gas	Other long-term assets	17	20
Three-way costless collars – natural gas	Other long-term assets	41	87
Three-way costless collars – oil	Other long-term assets	4	15
Basis swaps – natural gas	Other long-term assets	44	15
Interest rate swaps	Other long-term assets	1	—
Total derivative assets		$237	$387

Derivative Liabilities
		Fair Value
(in millions)	Balance Sheet Classification	September 30, 2021	December 31, 2020
Derivatives not designated as hedging instruments:
Fixed price swaps – natural gas	Derivative liabilities	$1,010	$7
Fixed price swaps – oil	Derivative liabilities	60	12
Fixed price swaps – ethane	Derivative liabilities	32	10
Fixed price swaps – propane	Derivative liabilities	143	36
Fixed price swaps – normal butane	Derivative liabilities	44	8
Fixed price swaps – natural gasoline	Derivative liabilities	40	13
Two-way costless collars – natural gas	Derivative liabilities	495	43
Two-way costless collars – oil	Derivative liabilities	1	1
Two-way costless collars – ethane	Derivative liabilities	2	—
Three-way costless collars – natural gas	Derivative liabilities	650	82
Three-way costless collars – oil	Derivative liabilities	28	15
Three-way costless collars – propane	Derivative liabilities	4	—
Basis swaps – natural gas	Derivative liabilities	48	3
Call options – natural gas	Derivative liabilities	182	12
Call options – oil	Derivative liabilities	1	—
Put options – natural gas	Derivative liabilities	—	1
Swaptions – natural gas	Derivative liabilities	26	2
Fixed price swaps – natural gas storage	Derivative liabilities	5	—
Fixed price swaps – natural gas	Long-term derivative liabilities	406	3
Fixed price swaps – oil	Long-term derivative liabilities	20	2
Fixed price swaps – ethane	Long-term derivative liabilities	3	—
Fixed price swaps – propane	Long-term derivative liabilities	15	2
Fixed price swaps – normal butane	Long-term derivative liabilities	6	1
Fixed price swaps – natural gasoline	Long-term derivative liabilities	5	2
Two-way costless collars – natural gas	Long-term derivative liabilities	82	21
Three-way costless collars – natural gas	Long-term derivative liabilities	313	102
Three-way costless collars – oil	Long-term derivative liabilities	24	15
Three-way costless collars – propane	Long-term derivative liabilities	1	—
Basis swap – natural gas	Long-term derivative liabilities	20	7
Call options – natural gas	Long-term derivative liabilities	69	28
Total derivative liabilities		$3,735	$428

The following tables summarize the before-tax effect of the Company’s derivative instruments on the consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020:

Unsettled Gain (Loss) on Derivatives Recognized in Earnings
	Consolidated Statement of Operations Classification of Gain (Loss) on Derivatives, Unsettled	For the three months ended September 30,		For the nine months ended September 30,
Derivative Instrument		2021	2020	2021	2020

		(in millions)
Purchased fixed price swaps – natural gas	Gain (Loss) on Derivatives	$(1)	$4	$1	$4
Fixed price swaps – natural gas	Gain (Loss) on Derivatives	(748)	(138)	(991)	(74)
Fixed price swaps – oil	Gain (Loss) on Derivatives	—	(20)	(81)	54
Fixed price swaps – ethane	Gain (Loss) on Derivatives	(12)	(13)	(25)	(23)
Fixed price swaps – propane	Gain (Loss) on Derivatives	(32)	(17)	(120)	(25)
Fixed price swaps – normal butane	Gain (Loss) on Derivatives	(7)	—	(41)	—
Fixed price swaps – natural gasoline	Gain (Loss) on Derivatives	1	—	(30)	—
Two-way costless collars – natural gas	Gain (Loss) on Derivatives	(358)	(34)	(518)	(45)
Two-way costless collars – oil	Gain (Loss) on Derivatives	1	(5)	—	4
Two-way costless collars – ethane	Gain (Loss) on Derivatives	(1)	—	(2)	—
Two-way costless collars – propane	Gain (Loss) on Derivatives	—	(1)	—	(2)
Three-way costless collars – natural gas	Gain (Loss) on Derivatives	(619)	(98)	(869)	(195)
Three-way costless collars – oil	Gain (Loss) on Derivatives	—	(4)	(47)	15
Three-way costless collars – propane	Gain (Loss) on Derivatives	(3)	—	(5)	—
Basis swaps – natural gas	Gain (Loss) on Derivatives	(70)	54	(23)	40
Call options – natural gas	Gain (Loss) on Derivatives	(143)	(16)	(180)	(25)
Call options – oil	Gain (Loss) on Derivatives	—	—	(1)	1
Put options – natural gas	Gain (Loss) on Derivatives	—	—	1	—
Swaptions – natural gas	Gain (Loss) on Derivatives	(21)	—	(24)	—
Purchased fixed price swap – natural gas storage	Gain (Loss) on Derivatives	1	1	2	—
Fixed price swap – natural gas storage	Gain (Loss) on Derivatives	(3)	(2)	(5)	(2)
Interest rate swaps	Gain (Loss) on Derivatives	—	—	1	—
Total loss on unsettled derivatives		$(2,015)	$(289)	$(2,957)	$(273)

Settled Gain (Loss) on Derivatives Recognized in Earnings (1)
	Consolidated Statement of Operations Classification of Gain (Loss) on Derivatives, Settled	For the three months ended September 30,			For the nine months ended September 30,
Derivative Instrument		2021	2020		2021		2020

		(in millions)
Purchased fixed price swaps – natural gas	Gain (Loss) on Derivatives	$4	$(2)		$5		$(4)
Fixed price swaps – natural gas	Gain (Loss) on Derivatives	(111)	61	(2)	(112)		150	(2)
Fixed price swaps – oil	Gain (Loss) on Derivatives	(18)	17		(63)		44
Fixed price swaps – ethane	Gain (Loss) on Derivatives	(13)	(2)		(23)		6
Fixed price swaps – propane	Gain (Loss) on Derivatives	(53)	2		(113)		19
Fixed price swaps – normal butane	Gain (Loss) on Derivatives	(17)	—		(33)		—
Fixed price swaps – natural gasoline	Gain (Loss) on Derivatives	(16)	—		(38)		—
Two-way costless collars – natural gas	Gain (Loss) on Derivatives	(79)	(5)		(79)		1
Two-way costless collars – oil	Gain (Loss) on Derivatives	(1)	4		(3)		13
Two-way costless collars – ethane	Gain (Loss) on Derivatives	(1)	—		(1)		—
Two-way costless collars – propane	Gain (Loss) on Derivatives	—	—		—		2
Three-way costless collars – natural gas	Gain (Loss) on Derivatives	(84)	—		(91)		43
Three-way costless collars – oil	Gain (Loss) on Derivatives	(10)	1		(16)		5
Basis swaps – natural gas	Gain (Loss) on Derivatives	27	20		76		29
Call options – natural gas	Gain (Loss) on Derivatives	(16)	—		(16)		—
Call options – oil	Gain (Loss) on Derivatives	(1)	—		(1)		—
Put options – natural gas	Gain (Loss) on Derivatives	—	—		(2)	(3)	—
Purchased fixed price swaps – natural gas storage	Gain (Loss) on Derivatives	1	—		1		—
Fixed price swaps – natural gas storage	Gain (Loss) on Derivatives	—	1		—		2
Total gain (loss) on settled derivatives		$(388)	$97		$(509)		$310

Total Gain (Loss) on Derivatives Recognized in Earnings
	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020

	(in millions)
Total loss on unsettled derivatives	(2,015)	(289)	(2,957)	(273)
Total gain (loss) on settled derivatives	(388)	97	(509)	310
Non-performance risk adjustment	4	—	5	1
Total gain (loss) on derivatives	$(2,399)	$(192)	$(3,461)	$38
(1)The Company calculates gain (loss) on derivatives, settled, as the summation of gains and losses on positions that settled within the period.
(2)Includes $4 million and $8 million in amortization of premiums paid related to certain natural gas fixed price options for the three and nine months ended September 30, 2020, which is included in gain (loss) on derivatives on the consolidated statements of operations.
(3)Includes $2 million amortization of premiums paid related to certain natural gas put options for the nine months ended September 30, 2021, which is included in gain (loss) on derivatives on the consolidated statements of operations.
(9) RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in accumulated other comprehensive income for the first nine months of 2021 were related to the Company’s pension and other postretirement benefits. The following tables detail the components of accumulated other comprehensive income and the related tax effects for the nine months ended September 30, 2021:

(in millions)	Pension and Other Postretirement	Foreign Currency	Total
Beginning balance December 31, 2020	$(24)	$(14)	$(38)
Other comprehensive income before reclassifications	—	—	—
Amounts reclassified from other comprehensive income (1)	4	—	4
Net current-period other comprehensive income	4	—	4
Ending balance September 30, 2021	$(20)	$(14)	$(34)

Details about Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations	Amount Reclassified from Accumulated Other Comprehensive Income
		For the nine months ended September 30, 2021
		(in millions)
Pension and other postretirement:
Settlement adjustment (1)	Other Income (Loss), Net	$5
	Provision (Benefit) for Income Taxes	1
	Net Income	$4

Total reclassifications for the period	Net Income	$4
(1) See Note 14 for additional details regarding the Company’s pension and other postretirement benefit plans.
(10) FAIR VALUE MEASUREMENTS
Assets and liabilities measured at fair value on a recurring basis
The carrying amounts and estimated fair values of the Company’s financial instruments as of September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021		December 31, 2020
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$12	$12	$13	$13
2018 revolving credit facility due April 2024	665	665	700	700
Senior notes (1)	3,580	3,886	2,471	2,609
Derivative instruments, net	(3,491)	(3,491)	(41)	(41)
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
Debt: The fair values of the Company’s senior notes are based on the market value of the Company’s publicly traded debt as determined based on the market prices of the Company’s senior notes. Due to limited trading activity, the fair value of the Company’s 4.10% Senior Notes due March 2022 is considered to be a Level 2 measurement on the fair value hierarchy.  The fair values of the Company’s more actively traded remaining senior notes are considered the be a Level 1 measurement. The carrying values of the borrowings under the Company’s revolving credit facility (to the extent utilized) approximates fair value because the interest rate is variable and reflective of market rates.  The Company considers the fair value of its revolving credit facility to be a Level 1 measurement on the fair value hierarchy.
Derivative Instruments: The Company measures the fair value of its derivative instruments based upon a pricing model that utilizes market-based inputs, including, but not limited to, the contractual price of the underlying position, current market prices, natural gas and liquids forward curves, discount rates such as the LIBOR curve for a similar duration of each outstanding position, volatility factors and non-performance risk. Non-performance risk considers the effect of the Company’s credit standing on the fair value of derivative liabilities and the effect of counterparty credit standing on the fair value of derivative assets. Both inputs to the model are based on published credit default swap rates and the duration of each outstanding derivative position. As of September 30, 2021 and December 31, 2020, the impact of non-performance risk on the fair value of the Company’s net derivative asset position was a decrease of the net liability of $7 million and $1 million, respectively.

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
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 30, 2021
	Fair Value Measurements Using:
(in millions)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets (Liabilities) at Fair Value
Assets
Purchased fixed price swaps	$—	$2	$—	$2
Two-way costless collars	—	28	—	28
Three-way costless collars	—	59	—	59
Basis swaps	—	110	—	110
Call options	—	35	—	35
Purchased fixed price swaps – storage	—	2	—	2
Interest rate swaps	—	1	—	1
Liabilities
Fixed price swaps	—	(1,784)	—	(1,784)
Two-way costless collars	—	(580)	—	(580)
Three-way costless collars	—	(1,020)	—	(1,020)
Basis swaps	—	(68)	—	(68)
Call options	—	(252)	—	(252)
Swaptions	—	(26)	—	(26)
Fixed price swaps – storage	—	(5)	—	(5)
Total (1)	$—	$(3,498)	$—	$(3,498)
(1)Excludes a net reduction to the liability fair value of $7 million related to estimated non-performance risk.

	December 31, 2020
	Fair Value Measurements Using:
(in millions)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets (Liabilities) at Fair Value
Assets
Purchased fixed price swaps	$—	$1	$—	$1
Fixed price swaps	—	59	—	59
Two-way costless collars	—	74	—	74
Three-way costless collars	—	174	—	174
Basis swaps	—	75	—	75
Call options	—	4	—	4
Liabilities
Fixed price swaps	—	(96)	—	(96)
Two-way costless collars	—	(65)	—	(65)
Three-way costless collars	—	(214)	—	(214)
Basis swaps	—	(10)	—	(10)
Call options	—	(40)	—	(40)
Put options	—	(1)	—	(1)
Swaptions	—	(2)	—	(2)
Total (1)	$—	$(41)	$—	$(41)
(1)Includes a net reduction to the liability fair value of $1 million related to estimated non-performance risk.
Assets and liabilities measured at fair value on a non-recurring basis
In the third quarter of 2021, the Company determined that the carrying value of certain non-core assets exceeded their respective fair value less costs to sell and recognized a $6 million non-cash impairment. The Company used Level 3 measurements to determine the fair value of these assets.

(11) DEBT
The components of debt as of September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021
(in millions)	Debt Instrument	Unamortized Issuance Expense		Unamortized Debt Premium	Total
Current portion of long-term debt:
4.10% Senior Notes due March 2022	$201	$—		$—	$201
Total current portion of long-term debt	$201	$—		$—	$201

Long-term debt:
Variable rate (2.08% at September 30, 2021) 2018 revolving credit facility due April 2024	$665	$—	(1)	$—	$665
4.95% Senior Notes due January 2025 (2)	689	(3)		—	686
7.75% Senior Notes due October 2027	440	(4)		—	436
8.375% Senior Notes due September 2028	350	(5)		—	345
5.375% Senior Notes due February 2029	700	(5)		26	721
5.375% Senior Notes due September 2030	1,200	(17)		—	1,183
Total long-term debt	$4,044	$(34)		$26	$4,036

Total debt	$4,245	$(34)		$26	$4,237

	December 31, 2020
(in millions)	Debt Instrument	Unamortized Issuance Expense		Unamortized Debt Discount	Total
Long-term debt:
Variable rate (2.11% at December 31, 2020) 2018 revolving credit facility due April 2024	$700	$—	(1)	$—	$700
4.10% Senior Notes due March 2022	207	—		—	207
4.95% Senior Notes due January 2025 (2)	856	(4)		(1)	851
7.50% Senior Notes due April 2026	618	(6)		—	612
7.75% Senior Notes due October 2027	440	(5)		—	435
8.375% Senior Notes due September 2028	350	(5)		—	345
Total long-term debt	$3,171	$(20)		$(1)	$3,150
(1)At September 30, 2021 and December 31, 2020, unamortized issuance expense of $10 million and $12 million, respectively, associated with the 2018 credit facility (as defined below) was classified as other long-term assets on the consolidated balance sheets.
(2)Effective in July 2018, the interest rate was 6.20% for the 2025 Notes, reflecting a net downgrade in the Company’s bond ratings since the initial offering. On April 7, 2020, S&P downgraded the Company’s bond rating to BB-, which had the effect of increasing the interest rate on the 2025 Notes to 6.45% following the July 23, 2020 interest payment date. The first coupon payment to the bondholders at the higher interest rate was paid in January 2021. On September 1, 2021, S&P upgraded the Company’s bond rating to BB, which will have the effect of decreasing the interest rate on the 2025 Notes to 6.20% beginning with coupon payments paid after January 2022.
The following is a summary of scheduled debt maturities by year as of September 30, 2021:

(in millions)
2021	$—
2022	201
2023	—
2024 (1)	665
2025	689
Thereafter	2,690
$4,245
(1)The Company’s current revolving credit facility matures in 2024.

Credit Facilities
2018 Revolving Credit Facility
In April 2018, the Company replaced its credit facility that was entered into in 2016 with a new revolving credit facility (the “2018 credit facility”) with a group of banks that, as amended, has a maturity date of April 2024.  The 2018 credit facility has an aggregate maximum revolving credit amount of $3.5 billion and, in September 2021, the banks participating in the 2018 credit facility reaffirmed the elected borrowing base and aggregate commitments to be $2.0 billion. The borrowing base is subject to redetermination at least twice a year, typically in April and October, and is secured by substantially all of the assets owned by the Company and its subsidiaries. The permitted lien provisions in certain senior note indentures currently limit liens securing indebtedness to the greater of $2.0 billion or 25% of adjusted consolidated net tangible assets, which is currently approximately $2.9 billion.
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
The 2018 credit facility contains customary events of default that include, among other things, the failure to comply with the financial covenants described above, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments and cross-defaults to material indebtedness.  If an event of default occurs and is continuing, all amounts outstanding under the 2018 credit facility may become immediately due and payable. As of September 30, 2021, the Company was in compliance with all of the covenants contained in the credit agreement governing the 2018 credit facility.
Each United States domestic subsidiary of the Company for which the Company owns 100% guarantees the 2018 credit facility.  Pursuant to requirements under the indentures governing its senior notes, each subsidiary that became a guarantor of the 2018 credit facility also became a guarantor of each of the Company’s senior notes.
As of September 30, 2021, the Company had $159 million in letters of credit and $665 million borrowings outstanding under the 2018 credit facility. The Company currently does not anticipate being required to supply a materially greater amount of letters of credit under its existing contracts.

The Company’s debt exposure to the anticipated transition from LIBOR in late 2021 is limited to the 2018 credit facility. The USD-LIBOR settings are expected to be published through June 2023 and Southwestern anticipates using a variation of this rate until the underlying agreements are extended beyond the LIBOR publication date.
Senior Notes
In January 2015, the Company completed a public offering of $1.0 billion aggregate principal amount of its 4.95% senior notes due 2025 (the “2025 Notes”).  The interest rate on the 2025 Notes is determined based upon the public bond ratings from Moody’s and S&P.  Downgrades on the 2025 Notes from either rating agency increase interest costs by 25 basis points per downgrade level and upgrades decrease interest costs by 25 basis points per upgrade level, up to the stated coupon rate, on the following semi-annual bond interest payment.  Effective in July 2018, the interest rate for the 2025 Notes was 6.20%, reflecting a net downgrade in the Company’s bond ratings since the initial offering. On April 7, 2020, S&P downgraded the Company’s bond rating to BB-, which had the effect of increasing the interest rate on the 2025 Notes to 6.45% following the July 23, 2020 interest payment date. The first coupon payment to the 2025 Notes bondholders at the higher interest rate was paid in January 2021. On September 1, 2021, S&P upgraded the Company’s bond rating to BB, which will have the effect of decreasing the interest rate on the 2025 Notes to 6.20% beginning with coupon payments paid after January 2022.
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
On June 1, 2021, Southwestern entered into the Indigo Merger Agreement. Upon the close of the Indigo Merger in September 2021, and pursuant to the terms of the Indigo Merger Agreement, Southwestern assumed $700 million in aggregate principal amount of 5.375% Senior Notes due 2029 of Indigo (“Indigo Notes”). As part of purchase accounting, the assumption of the Indigo Notes resulted in a non-cash fair value adjustment of $26 million, based on the market price of 103.766% on September 1, 2021. Subsequent to the Indigo Merger, the Company exchanged the Indigo Notes for approximately $700 million of newly issued 5.375% Senior Notes due 2029, which are expected to be registered with the SEC in November 2021.
On August 30, 2021, Southwestern closed its public offering of $1,200 million aggregate principal amount of its 5.375% Senior Notes due 2030 (the “2030 Notes”), with net proceeds from the offering totaling $1,183 million after underwriting discounts and offering expenses. The proceeds were used to repurchase the remaining $618 million of the Company’s 7.50% Senior Notes due 2026, $167 million of the Company’s 4.95% Senior Notes due 2025 and $6 million of the Company’s 4.10% Senior Notes due 2022 for $844 million, and the Company recognized a $59 million loss on the extinguishment of debt, which included the write-off of $6 million in related unamortized debt discounts and debt issuance costs. The remaining proceeds were used to pay borrowings under its 2018 credit facility and for general corporate purposes.
(12) COMMITMENTS AND CONTINGENCIES
Operating Commitments and Contingencies
As of September 30, 2021, the Company’s contractual obligations for demand and similar charges under firm transportation and gathering agreements to guarantee access capacity on natural gas and liquids pipelines and gathering systems totaled approximately $9.8 billion, $382 million of which related to access capacity on future pipeline and gathering infrastructure projects that still require the granting of regulatory approvals and additional construction efforts.  The Company also had guarantee obligations of up to $884 million of that total amount.  As of September 30, 2021, future payments under non-cancelable firm transportation and gathering agreements were as follows:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	5 to 8 Years	More than 8 Years
Infrastructure currently in service	$9,415	$903	$1,965	$1,677	$2,115	$2,755
Pending regulatory approval and/or construction (1)	382	2	18	27	57	278
Total transportation charges	$9,797	$905	$1,983	$1,704	$2,172	$3,033

(1)Based on estimated in-service dates as of September 30, 2021.

Prior to the Indigo Merger, in May 2021, Indigo closed on an agreement to divest its Cotton Valley natural gas and oil properties. Indigo retained certain contractual commitments related to volume commitments associated with natural gas gathering, for which Southwestern will assume the obligation to pay the gathering provider for any unused portion of the volume commitment under the agreement through 2027, depending on the buyer’s actual use. As of September 30, 2021, up to approximately $34 million of these contractual commitments remain (included in the table above), and the Company has recorded a $17 million liability for our portion of the estimated future payments.
Excluding the Cotton Valley gathering agreement (discussed above), the Company has recorded additional liabilities totaling $81 million as of September 30, 2021, primarily related to purchase or volume commitments associated with gathering, fresh water and sand. These amounts will be recognized as payments are made over a period ranging from two to seven years.
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
Litigation
The Company is subject to various litigation, claims and proceedings, most of which have arisen in the ordinary course of business, such as for alleged breaches of contract, miscalculation of royalties, employment matters, traffic accidents, pollution, contamination, encroachment on others’ property or nuisance. The Company accrues for litigation, claims and proceedings when a liability is both probable and the amount can be reasonably estimated. As of September 30, 2021, the Company does not currently have any material amounts accrued related to litigation matters, including the cases discussed below. For any matters not accrued for, it is not possible at this time to estimate the amount of any additional loss, or range of loss, that is reasonably possible, but, based on the nature of the claims, management believes that current litigation, claims and proceedings, individually or in aggregate and after taking into account insurance, are not likely to have a material adverse impact on the Company’s financial position, results of operations or cash flows, for the period in which the effect of that outcome becomes reasonably estimable. Many of these matters are in early stages, so the allegations and the damage theories have not been fully developed, and are all subject to inherent uncertainties; therefore, management’s view may change in the future.
St. Lucie County Fire District Firefighters’ Pension Trust
On October 17, 2016, the St. Lucie County Fire District Firefighters’ Pension Trust filed a putative class action in the 61st District Court in Harris County, Texas, against the Company, certain of its former officers and current and former directors and the underwriters on behalf of itself and others that purchased certain depositary shares from the Company’s January 2015 equity offering, alleging material misstatements and omissions in the registration statement for that offering. The Company removed the case to federal court, but after a decision by the United States Supreme Court in an unrelated case that these types of cases are not subject to removal, the federal court remanded the case to the Texas state court. The Texas trial court denied the Company’s motion to dismiss, and in February 2020, the court of appeals declined to exercise discretion to reverse the trial court’s decision. The Company filed a petition to review the trial court’s decision with the Texas Supreme Court, and the Court requested a response from the plaintiff. The Court subsequently requested full briefing on the merits of the case. The Company carries insurance for the claims asserted against it and the officer and director defendants, and the carrier accepted coverage. On June 15, 2021, the parties agreed to a settlement of the case without any admission of liability. The Company’s insurance carrier is fully funding the settlement amount. On October 21, 2021, the court orally approved the settlement agreement. It signed a final judgment dismissing the litigation on October 22, 2021. The Company expects the court to enter an amended final judgment that authorizes the disbursement of the settlement amount.
Bryant Litigation
As further discussed in Note 2, on September 1, 2021, the Company completed its merger with Indigo, resulting in the assumption of Indigo’s existing litigation.
On June 12, 2018, a collection of 51 individuals and entities filed a lawsuit against fifteen oil and gas company defendants, including Indigo, in Louisiana state court claiming damages arising out of current and historical exploration and production activity on certain acreage located in DeSoto Parish, Louisiana. The plaintiffs, who claim to own the properties at issue, assert that Indigo’s actions and the actions of other current operators conducting exploration and production activity, combined with the improper plugging and abandoning of legacy wells by former operators, have caused environmental contamination to their properties. Among other things, the plaintiffs contend that the defendants’ conduct resulted in the migration of natural gas, along with oilfield contaminants, into the Carrizo-Wilcox aquifer system underlying certain portions of DeSoto Parish. The plaintiffs assert claims based in tort, breach of contract and for violations of the Louisiana Civil and Mineral Codes, and they seek injunctive relief and monetary damages in an unspecified amount, including punitive damages.
On September 13, 2018, Indigo filed a variety of exceptions in response to the plaintiffs’ petition in this matter. Since the initial filing, supplemental petitions have been filed joining additional individuals and entities as plaintiffs in the matter. On September 29, 2020, plaintiffs filed their fourth supplemental and amending petition in response to the court’s order ruling that plaintiffs’ claims were improperly vague and failed to identify with reasonable specificity the defendants’ allegedly wrongful conduct. Indigo and the majority of the other defendants filed several exceptions to plaintiffs’ fourth amended petition challenging the sufficiency of plaintiffs’ allegations and seeking dismissal of certain claims. On February 18, 2021, plaintiffs filed a fifth supplemental and amending petition, which seeks to augment the claims of select plaintiffs. On October 11, 2021, a sixth supplemental petition was filed which seeks to add the Company as a party to the litigation.
The presence of natural gas in a localized area of the Carrizo-Wilcox aquifer system in DeSoto Parish is currently the subject of a regulatory investigation by the Louisiana Office of Conservation (“Conservation”), and the Company is cooperating and coordinating with Conservation in that investigation. The Conservation matter number is EMER18-003.
The Company does not currently expect this matter to have a material impact on its financial position, results of operations, cash flows or liquidity.
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
(13) INCOME TAXES
The Company’s effective tax rate was approximately 0% for the three and nine months ended September 30, 2021. The effective tax rate for the three and nine months September 30, 2021 related to the effects of a valuation allowance against the Company’s U.S. deferred tax assets. A valuation allowance for deferred tax assets, including net operating losses, is recognized when it is more likely than not that some or all of the benefit from the deferred tax assets will not be realized.  To assess that likelihood, the Company uses estimates and judgment regarding future taxable income, and considers the tax consequences in the jurisdiction where such taxable income is generated, to determine whether a valuation allowance is required.  Such evidence can include current financial position, results of operations, both actual and forecasted, the reversal of deferred tax liabilities and tax planning strategies as well as current and forecasted business economics of the oil and gas industry.
In 2020, due to significant pricing declines and the material write-down of the carrying value of the Company’s natural gas and oil properties in addition to other negative evidence, the Company concluded that it was more likely than not that these deferred tax assets will not be realized and recorded a valuation allowance. As of the third quarter of 2021, the Company still maintains a full valuation allowance. The Company also retained a valuation allowance of $87 million related to net operating losses in jurisdictions in which it no longer operates. Management will continue to assess available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of deferred tax assets. The amount of the deferred tax asset considered realizable, however, could be adjusted based on changes in subjective estimates of future taxable income or if objective negative evidence is no longer present.
The Company’s effective tax rate was approximately 0% and (16)% for the three and nine months ended September 30, 2020, respectively. The effective tax rate for the nine months ended September 30, 2020 was primarily the effect of recording the valuation allowance discussed above.
Due to the issuance of common stock associated with the Indigo Merger, as discussed in Note 2, the Company incurred a cumulative ownership change and as such, the Company’s net operating losses (“NOLs”) prior to the acquisition are subject to an annual limitation under Internal Revenue Code Section 382 of approximately $48 million. The ownership changes and resulting annual limitation will result in the expiration of NOLs or other tax attributes otherwise available, with a corresponding decrease in the Company’s valuation allowance. At September 30, 2021, the Company had approximately $4.5 billion of federal NOL carryovers, of which approximately $3 billion expire between 2035 and 2037 and $1.5 billion have an indefinite carryforward life. The Company currently estimates that approximately $2 billion of these federal NOLs will expire before they are able to be used. The non-expiring NOLs remain subject to a full valuation allowance. If a subsequent ownership change were to occur as a result of future transactions in the Company’s common stock, the Company’s use of remaining U.S. tax attributes may be further limited.
The Company adopted Accounting Standards Update No. 2019-12 (“ASU 2019-12”) in the current period. ASU 2019-12 addressed simplification to income tax accounting rules, such as removing a few exceptions to intraperiod allocation. There was no material impact to the financial statements as a result of this adoption.
(14) PENSION PLAN AND OTHER POSTRETIREMENT BENEFITS
The Company maintains defined pension and other postretirement benefit plans, which cover substantially all of the Company’s employees.  As part of ongoing effort to reduce costs, the Company elected to freeze its pension plan effective January 1, 2021. Employees that were participants in the pension plan prior to January 1, 2021 will continue to receive an interest credit to their benefit under the plan but will no longer receive a benefit accrual for additional years of service due to the plan freeze.
On September 13, 2021, the Compensation Committee of the Board of Directors approved terminating the Company’s Pension Plan, effective December 31, 2021, subject to approval by the Internal Revenue Service. This decision, among other benefits, will provide plan participants quicker access to and greater flexibility in the management of participants’ respective benefits due under the plan. The Company has commenced the Pension Plan termination process, but the specific date for the completion of the process is unknown at this time and will depend on certain legal and regulatory requirements or approvals. As part of the termination process, the Company expects to distribute lump sum payments to or purchase annuities for the benefit of plan participants, which is dependent on the participants’ elections. In addition, the Company expects to make a payment equal to the difference between the total benefits due under the plan and the total value of the assets available, which, as of September 30, 2021, was approximately $7 million. The Company is in the process of evaluating the impact of the termination and future settlement accounting on its consolidated financial statements and related disclosures.
Net periodic pension costs include the following components for the three and nine months ended September 30, 2021 and 2020:

	Consolidated Statements of Operations Classification of Net Periodic Benefit Cost	For the three months ended September 30,		For the nine months ended September 30,
(in millions)		2021	2020	2021	2020
Service cost	General and administrative expenses	$—	$2	$—	$6
Interest cost	Other Income (Loss), Net	1	1	3	3
Expected return on plan assets	Other Income (Loss), Net	—	(2)	(3)	(5)
Amortization of net loss	Other Income (Loss), Net	—	1	—	1
Settlement loss	Other Income (Loss), Net	—	—	1	—
Net periodic benefit cost		$1	$2	$1	$5
The Company recognized a $1 million non-cash settlement loss related to $6 million of lump sum payments from the pension plan in the first three quarters of 2021.  As a result of settlement accounting requirements, the Company recorded a $3 million reduction to its net pension liability in the first three quarters of 2021, with a corresponding reduction to accumulated other comprehensive loss.
The Company’s other postretirement benefit plan had a net periodic benefit cost of less than $1 million for the three months ended September 30, 2021 and 2020, respectively, and $1 million and $2 million for the nine months ended September 30, 2021 and 2020, respectively.
As of September 30, 2021, the Company has contributed $12 million to the pension and other postretirement benefit plans and does not expect to make any additional contributions to its pension plan during the remainder of 2021 or thereafter until the plan termination is completed. The Company recognized liabilities of $17 million and $14 million related to its pension and other postretirement benefits, respectively, as of September 30, 2021, compared to liabilities of $33 million and $13 million as of December 31, 2020, respectively.
The Company maintains a non-qualified deferred compensation supplemental retirement savings plan (“Non-Qualified Plan”) for certain key employees who may elect to defer and contribute a portion of their compensation, as permitted by the Non-Qualified Plan.  Shares of the Company’s common stock purchased under the terms of the Non-Qualified Plan are included in treasury stock and totaled 2,035 shares and 3,632 shares at September 30, 2021 and December 31, 2020, respectively.

(15) LONG-TERM INCENTIVE COMPENSATION
The Company’s long-term incentive compensation plans consist of a combination of stock-based awards that derive their value directly or indirectly from the Company’s common stock price, and cash-based awards that are fixed in amount but subject to meeting annual performance thresholds.
Stock-Based Compensation
The Company’s stock-based compensation is classified as either equity awards or liability awards in accordance with GAAP.  The fair value of an equity-classified award is determined at the grant date and is amortized to general and administrative expense on a straight-line basis over the vesting period of the award.  A portion of this general and administrative expense is capitalized into natural gas and oil properties, included in property and equipment. The fair value of a liability-classified award is determined on a quarterly basis beginning at the grant date until final vesting.  Changes in the fair value of liability-classified awards are recorded to general and administrative expense and capitalized expense over the vesting period of the award. Generally, stock options granted to employees and directors vest ratably over three years from the grant date and expire seven years from the date of grant. The Company issues shares of restricted stock, restricted stock units or performance cash awards to employees and directors which generally vest over three years. Restricted stock, restricted stock units, performance cash awards and stock options granted to participants under the 2013 Incentive Plan, as amended and restated, immediately vest upon death, disability or retirement (subject to a minimum of three years of service). The Company issues performance unit awards to employees which historically have vested at or over three years.
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
The Company recognized the following amounts in total employee stock-based compensation costs for the three and nine months ended September 30, 2021 and 2020:

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2021	2020	2021	2020
Stock-based compensation cost – expensed	$5	$2	$27	$8
Stock-based compensation cost – capitalized	2	2	12	3
Equity-Classified Awards
The Company recognized the following amounts in employee equity-classified stock-based compensation costs for the three and nine months ended September 30, 2021 and 2020:

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2021	2020	2021	2020
Equity-classified awards – expensed	$—	$—	$2	$2
Equity-classified awards – capitalized	—	1	—	1
As of September 30, 2021, there was less than $1 million of total unrecognized compensation cost related to the Company’s unvested equity-classified stock option grants, equity-classified restricted stock grants and equity-classified performance units.  This cost is expected to be recognized over a weighted-average period of 1.8 years.

Equity-Classified Stock Options
The following table summarizes equity-classified stock option activity for the nine months ended September 30, 2021 and provides information for options outstanding and options exercisable as of September 30, 2021:

	Number of Options	Weighted Average Exercise Price
	(in thousands)
Outstanding at December 31, 2020	3,850	$13.39
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(151)	$32.21
Outstanding at September 30, 2021	3,699	$12.63
Exercisable at September 30, 2021	3,699	$12.63
Equity-Classified Restricted Stock
The following table summarizes equity-classified restricted stock activity for the nine months ended September 30, 2021 and provides information for unvested shares as of September 30, 2021:

	Number of Shares	Weighted Average Fair Value
	(in thousands)
Unvested shares at December 31, 2020	697	$5.97
Granted	438	$5.18
Vested	(893)	$5.81
Forfeited	—	$8.59
Unvested shares at September 30, 2021	242	$5.12
Equity-Classified Restricted Stock Units
As a result of the Montage Merger, certain employees became employees of Southwestern and retained their original equity awards. The following table summarizes equity-classified performance unit activity for the nine months ended September 30, 2021 and provides information for unvested units as of September 30, 2021.

	Number of Shares	Weighted Average Fair Value
	(in thousands)
Unvested units at December 31, 2020	134	$3.05
Granted	—	$—
Vested	(87)	$3.05
Forfeited	—	$—
Unvested units at September 30, 2021	47	$3.05
Liability-Classified Awards
The Company recognized the following amounts in employee liability-classified stock-based compensation costs for the three and nine months ended September 30, 2021:

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2021	2020	2021	2020
Liability-classified stock-based compensation cost – expensed	$5	$2	$25	$6
Liability-classified stock-based compensation cost – capitalized	2	1	12	2

Liability-Classified Restricted Stock Units
In the first quarter of each year beginning with 2018, the Company granted restricted stock units that vest over a period of four years and are payable in either cash or shares at the option of the Compensation Committee of the Company’s Board of Directors.  The awards granted in 2021 vest over a period of three years. The Company has accounted for these as liability-classified awards, and accordingly changes in the market value of the instruments will be recorded to general and administrative expense and capitalized expense over the vesting period of the award.  As of September 30, 2021, there was $27 million of total unrecognized compensation cost related to liability-classified restricted stock units that is expected to be recognized over a weighted-average period of 1.1 years. The amount of unrecognized compensation cost for liability-classified awards will fluctuate over time as they are marked to market.

	Number of Units	Weighted Average Fair Value
	(in thousands)
Unvested units at December 31, 2020	11,613	$2.67
Granted	1,486	$4.23
Vested	(4,522)	$3.40
Forfeited	(592)	$4.55
Unvested units at September 30, 2021	7,985	$4.80
Liability-Classified Performance Units
In each year beginning with 2018, the Company granted performance units that vest at the end of, or over, a three-year period and are payable in either cash or shares at the option of the Compensation Committee of the Company’s Board of Directors.  The Company has accounted for these as liability-classified awards, and accordingly changes in the fair market value of the instruments will be recorded to general and administrative expense and capitalized expense over the vesting period of the awards.  The performance unit awards granted in 2018 include a performance condition based on cash flow per debt-adjusted share and two market conditions, one based on absolute TSR and the other on relative TSR as compared to a group of the Company’s peers. The performance unit awards granted in 2019 include performance conditions based on return on average capital employed and two market conditions, one based on absolute TSR and the other on relative TSR.  The performance units granted in 2020 include a performance condition based on return on average capital employed and a market condition based on relative TSR. In the first half of 2021, two types of performance unit awards were granted. One type of award includes a performance condition based on return on capital employed and a performance condition based on a reinvestment rate, and the second type of award includes one market condition based on relative TSR. The fair values of the market conditions are calculated by Monte Carlo models on a quarterly basis.  As of September 30, 2021, there was $20 million of total unrecognized compensation cost related to liability-classified performance units.  This cost is expected to be recognized over a weighted-average period of 1.8 years.  The amount of unrecognized compensation cost for liability-classified awards will fluctuate over time as they are marked to market. The final value of the performance unit awards is contingent upon the Company’s actual performance against these performance measures.

	Number of Units	Weighted Average Fair Value
	(in thousands)
Unvested units at December 31, 2020	8,699	$2.57
Granted	3,580	$4.14
Vested	(2,020)	$4.05
Forfeited	(744)	$3.40
Unvested units at September 30, 2021	9,515	$3.32
Cash-Based Compensation
Performance Cash Awards
In 2021 and 2020, the Company granted performance cash awards that vest over a four-year period and are payable in cash on an annual basis. The value of each unit of the award equals one dollar. The Company recognizes the cost of these awards as general and administrative expense and capitalized expense over the vesting period of the awards. The performance cash awards granted in 2021 and 2020 include a performance condition determined annually by the Company. For both years, the performance measure is a targeted discretionary cash flow amount. If the Company, in its sole discretion, determines that the threshold was not met, the amount for that vesting period will not vest and will be cancelled. As of September 30, 2021, there was $24 million of total unrecognized compensation cost related to performance cash awards. This cost is expected to be recognized over a weighted average 3.0 years. The final value of the performance cash awards is contingent upon the Company’s actual performance against these performance measures.

	Number of Units	Weighted Average Fair Value
	(in thousands)
Unvested units at December 31, 2020	18,353	$1.00
Granted	18,546	$1.00
Vested	(4,955)	$1.00
Forfeited	(3,008)	$1.00
Unvested units at September 30, 2021	28,936	$1.00

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

	E&P		Marketing	Other	Total

Three months ended September 30, 2021	(in millions)
Revenues from external customers	$1,179		$419	$—	$1,598
Intersegment revenues	(14)		947	—	933
Depreciation, depletion and amortization expense	136		2	—	138
Impairments	6		—	—	6
Operating income	628	(1)	8	—	636
Interest expense (2)	34		—	—	34
Loss on derivatives	(2,398)		—	(1)	(2,399)
Loss on extinguishment of debt	—		—	(59)	(59)
Other loss, net	(1)		—	—	(1)
Assets	8,572	(3)	546	123	9,241
Capital investments (4)	291		—	—	291

Three months ended September 30, 2020
Revenues from external customers	$308		$219	$—	$527
Intersegment revenues	(10)		276	—	266
Depreciation, depletion and amortization expense	68		2	—	70
Impairments	361		—	—	361
Operating loss	(379)	(1)	(2)	—	(381)
Interest expense (2)	22		—	—	22
Loss on derivatives	(192)		—	—	(192)
Other income, net	2		—	—	2
Assets	3,705	(3)	240	212	4,157
Capital investments (4)	223		—	—	223

	E&P		Marketing	Other	Total

Nine months ended September 30, 2021	(in millions)
Revenues from external customers	$2,616		$1,104	$—	$3,720
Intersegment revenues	(42)		2,242	—	2,200
Depreciation, depletion and amortization expense	327		7	—	334
Impairments	6		—	—	6
Operating income	1,209	(1)	21	—	1,230
Interest expense (2)	95		—	—	95
Loss on derivatives	(3,461)		—	—	(3,461)
Loss on early extinguishment of debt	—		—	(59)	(59)
Other loss, net	(1)		—	—	(1)
Assets	8,572	(3)	546	123	9,241
Capital investments (4)	816		—	—	816

Nine months ended September 30, 2020
Revenues from external customers	$884		$645	$—	$1,529
Intersegment revenues	(31)		787	—	756
Depreciation, depletion and amortization expense	260		7	—	267
Impairments	2,495		—	—	2,495
Operating loss	(2,613)	(1)	(14)	—	(2,627)
Interest expense (2)	63		—	—	63
Gain on derivatives	38		—	—	38
Gain on early extinguishment of debt	—		—	35	35
Other income, net	2		—	1	3
Benefit from income taxes (2)	406		—	—	406
Assets	3,705	(3)	240	212	4,157
Capital investments (4)	705		—	—	705

(1)Operating income (loss) for the E&P segment includes $7 million and $12 million of restructuring charges for the nine months ended September 30, 2021 and 2020, respectively. The E&P segment operating income (loss) also includes $35 million and $3 million for the three months ended September 30, 2021 and 2020, respectively, and $39 million and $3 million for the nine months ended September 30, 2021 and 2020, respectively, for merger-related expenses.
(2)Interest expense and provision (benefit) for income taxes by segment is an allocation of corporate amounts as they are incurred at the corporate level.
(3)E&P assets includes office, technology, water infrastructure, drilling rigs and other ancillary equipment not directly related to natural gas and oil properties.
(4)Capital investments includes an increase of $34 million and a decrease of $7 million for the three months ended September 30, 2021 and 2020, respectively, and increases of $63 million and $1 million for the nine months ended September 30, 2021 and 2020, respectively, relating to the change in accrued expenditures between periods.
The following table presents the breakout of other assets, which represent corporate assets not allocated to segments and assets for non-reportable segments at September 30, 2021 and 2020:

	As of September 30,
(in millions)	2021	2020
Cash and cash equivalents	$12	$95
Accounts receivable	4	7
Prepayments	13	3
Property, plant and equipment	12	18
Unamortized debt expense	10	10
Right-of-use lease assets	67	74
Non-qualified retirement plan	4	5
Long-term hedging asset (interest rate swaps)	1	—
	$123	$212

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
The USD-LIBOR settings are expected to be published through June 2023 and Southwestern anticipates using a variation of this rate until the underlying agreements are extended beyond the LIBOR publication date. The Company continues to assess the impact of the new guidance, but the change in the LIBOR rate variation is not expected to have a material impact on the consolidated financial statements.
(18) SUBSEQUENT EVENTS
On November 3, 2021, Southwestern entered into an Agreement and Plan of Merger with Mustang Acquisition Company, LLC (“Merger Sub”), GEP Haynesville LLC (“GEPH”) and GEPH Unitholder Rep, LLC, the Unitholder representative, (the “GEPH Merger Agreement”). Pursuant to the terms of the GEPH Merger Agreement, GEPH will merge with and into Merger Sub, a subsidiary of Southwestern, with GEPH surviving the merger (the “GEPH Merger”). Under the terms and conditions of the GEPH Merger Agreement, on the closing date, each issued and outstanding Preferred Unit (as defined in the GEPH Merger Agreement) will be redeemed in full for an aggregate amount in cash equal to $1,165 million. The aggregate consideration to be paid to the holders of GEPH units in the transaction will consist of $160 million in cash and 99,337,748 shares of Southwestern common stock, which shares have an aggregate dollar value equal to $525 million based on the volume weighted average sales price as traded on the New York Stock Exchange of such shares calculated for the thirty trading day period ending on November 2, 2021. The cash consideration and stock consideration are subject to adjustment as provided in the GEPH Merger Agreement. The transaction is expected to close on or around December 31, 2021, subject to customary closing conditions.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following updates information as to Southwestern Energy Company’s financial condition provided in our 2020 Annual Report and analyzes the changes in the results of operations between the three and nine month periods ended September 30, 2021 and 2020.  For definitions of commonly used natural gas and oil terms used in this Quarterly Report, please refer to the “Glossary of Certain Industry Terms” provided in our 2020 Annual Report.
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
OVERVIEW
Background
Southwestern Energy Company (including its subsidiaries, collectively, “we,” “our,” “us,” “the Company” or “Southwestern”) is an independent energy company engaged in natural gas, oil and natural gas liquids (“NGLs”) exploration, development and production, which we refer to as “E&P.”  We are also focused on creating and capturing additional value through our marketing business, which we call “Marketing.”  We conduct most of our businesses through subsidiaries, and we currently operate exclusively in the lower 48 United States.
E&P.  Our primary business is the exploration for and production of natural gas as well as associated NGLs and oil, with our ongoing operations focused on the development of unconventional natural gas reservoirs located in Pennsylvania, West Virginia, Ohio and Louisiana.  Our operations in Pennsylvania, West Virginia and Ohio, which we refer to as “Appalachia,” are focused on the Marcellus Shale, the Utica and the Upper Devonian unconventional natural gas and liquids reservoirs.  Our operations in Louisiana, which we refer to as “Haynesville,” primarily focuses on the Haynesville and Bossier natural gas reservoirs. We also have drilling rigs located in Appalachia, and we provide certain oilfield products and services, principally serving our E&P operations through vertical integration.
On June 1, 2021, we entered into an Agreement and Plan of Merger with Ikon Acquisition Company, LLC (“Ikon”), Indigo Natural Resources LLC (“Indigo”) and Ibis Unitholder Representative LLC (the “Indigo Merger Agreement”) and on September 1, 2021, we closed this deal. Pursuant to the terms of the Indigo Merger Agreement, Indigo merged with and into Ikon, a subsidiary of Southwestern, and became a subsidiary of Southwestern (the “Indigo Merger”). The outstanding equity interests in Indigo were cancelled and converted into the right to receive (i) $373 million in cash consideration, and (ii) 337,827,171 shares of Southwestern common stock, in each case, subject to adjustment as provided in the Indigo Merger Agreement. Additionally, we assumed $700 million in aggregate principal amount of 5.375% Senior Notes due 2029 of Indigo (the “Indigo Notes”). The shares of Southwestern common stock had an aggregate dollar value equal to $1,588 million, based on the closing price of $4.70 per share of Southwestern common stock on the NYSE on September 1, 2021.
Following the closing of the Indigo Merger, Southwestern’s existing shareholders and Indigo’s existing equity holders owned approximately 67% and 33%, respectively, of the outstanding shares of the combined company. The Indigo Merger is expected to diversify our operations by expanding our portfolio into the Haynesville formation and give us additional exposure to the markets on the Gulf Coast.
On November 13, 2020, we closed on our Agreement and Plan of Merger with Montage Resources Corporation (“Montage”) pursuant to which Montage merged with and into Southwestern, with Southwestern continuing as the surviving company (the “Montage Merger”). The Montage Merger increased our footprint in West Virginia and Pennsylvania and expanded our operations into Ohio. See Note 2 to the consolidated financial statements of this Quarterly Report for more information on the Montage Merger.
Marketing. Our marketing activities capture opportunities that arise through the marketing and transportation of natural gas, oil and NGLs primarily produced in our E&P operations.
Recent Financial and Operating Results
Significant third quarter 2021 operating and financial results include:
Total Company
•Net loss of $1,857 million, or ($2.36) per diluted share, increased compared to net loss of $593 million, or ($1.04) per diluted share, for the same period in 2020. Net loss increased as a $1,017 million increase in operating income was more than offset by a $2,207 million reduction resulting from the impact of improved forward pricing on our derivatives position, $1,722 million of which was unrealized. Excluding the change in derivatives position and $361 million non-cash full cost ceiling test impairment recorded in the third quarters of 2021 and 2020, respectively, net income increased $582 million in the third quarter of 2021, compared to the same period in 2020, primarily as a $656 million improvement in operating income was partially offset by a $59 million loss on the early extinguishment of debt recorded in the third quarter of 2021 and a $12 million increase in interest expense.

•Operating income of $636 million increased compared to operating loss of $381 million for the same period in 2020 on a consolidated basis. Operating loss in the third quarter of 2020 included a $361 million non-cash full cost ceiling test impairment. Excluding the non-cash impairment, operating income improved $656 million, compared to the same period in 2020, as a $1,071 million increase in operating revenues more than offset a $415 million increase in operating costs, primarily associated with increased production, and expenses.
•Net cash provided by operating activities of $213 million increased 39% from $153 million for the same period in 2020 as the effects of improved commodity pricing and higher production were only partially offset by a decrease in settled derivatives combined with an increase in operating expenses associated with higher liquids production.
•Total capital investment of $291 million in the third quarter of 2021 increased 30% from $223 million for the same period in 2020.
•Closed an offering of $1,200 million aggregate principal amount of 5.375% Senior Notes due 2030 with net proceeds of $1,183 million, after underwriting discounts and offering expenses, and repurchased $791 million of our outstanding senior notes.
E&P
•E&P segment operating loss of $379 million for the third quarter of 2020 included a non-cash full cost ceiling test impairment of $361 million. Excluding the non-cash impairment, E&P operating income of $628 million in the third quarter of 2021 increased $646 million, compared to the same period in 2020, primarily as an $867 million increase in E&P operating revenues resulting from a $2.40 per Mcfe increase in our realized weighted average price per Mcfe (excluding derivatives) and an 89 Bcfe increase in production volumes was only partially offset by a $221 million increase in E&P operating costs and expenses.
•Total net production of 310 Bcfe, which was comprised of 81% natural gas and 19% oil and NGLs, increased 40% from 221 Bcfe in the same period in 2020, primarily due to a 45% increase in our natural gas production, 46% and 39% of which was associated with natural gas production from our Montage Merger- and Indigo Merger-related properties acquired in November 2020 and September 2021, respectively.
•Excluding the effect of derivatives, our realized natural gas price of $3.18 per Mcf increased 192%, our realized oil price of $62.32 per barrel increased 112% and our realized NGL price of $31.76 per barrel increased 207%, as compared to the same period in 2020. Excluding the effect of derivatives, our total weighted average realized price of $3.74 per Mcfe increased 179% from the same period in 2020.
•E&P segment invested $291 million in capital; drilling 17 wells, completing 23 wells and placing 24 wells to sales.
Outlook
Our primary focus in 2021 is to strengthen the balance sheet and maximize value with disciplined investment across our portfolio. We expect to accomplish this by:
•Maximizing Our Margins. We will continue to concentrate our efforts on our highest return investment opportunities and look for ways to further reduce our cost structure and build on the synergies from our Montage and Indigo mergers while further developing our knowledge of our asset base.
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

COVID-19
During the first three quarters of 2021, we did not experience any material impact to our ability to operate or market our production due to the direct or indirect impacts of the COVID-19 pandemic. We continue to monitor the impact of COVID-19 on all aspects of our business. The COVID-19 outbreak resulted in state and local governments implementing measures with various levels of stringency to help control the spread of the virus. The U.S. Department of Homeland Security classifies individuals engaged in and supporting exploration for and production of natural gas, oil and NGLs as “essential critical infrastructure workforce,” and to date, state and local governments have followed this guidance and exempted these activities from business closures. Should this situation change, our access to supplies or workers to drill, complete and operate wells could be materially and adversely affected.
Ensuring the health and welfare of our employees, and all who visit our sites, is our top priority, and we are following all U.S. Centers for Disease Control and Prevention and state and local health department guidelines. Further, we implemented infection control measures at all our sites and put in place travel and in-person meeting restrictions and other physical distancing measures. The degree to which the COVID-19 pandemic or any other public health crisis adversely impacts our results will depend on future developments, which are uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the effectiveness of the vaccines and the actions to contain the virus or treat its impact, its impact on the economy and market conditions, and how quickly and to what extent normal economic and operating conditions can resume. We will continually monitor our capital investment program to take into account these changed conditions and proactively adjust our activities and plans. Therefore, while this continued matter could potentially disrupt our operations, the degree of the potentially adverse financial impact cannot be reasonably estimated at this time.
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
E&P

	For the three months ended September 30,				For the nine months ended September 30,
(in millions)	2021		2020		2021		2020
Revenues	$1,165		$298		$2,574		$853
Operating costs and expenses	537	(1)	677	(2)	1,365	(1)	3,466	(2)
Operating income (loss)	$628		$(379)		$1,209		$(2,613)

Gain (loss) on derivatives, settled	$(388)		$97		$(509)		$310
(1)Includes $7 million in restructuring charges for the nine months ended September 30, 2021, $35 million and $39 million in merger-related expenses for the three and nine months ended September 30, 2021, respectively, and $6 million related to the non-cash impairment of other non-core assets for the three and nine months ended September 30, 2021.
(2)Includes $361 million and $2,490 million related to non-cash full cost ceiling test impairments for the three and nine months ended September 30, 2020, respectively, $12 million in restructuring charges for the nine months ended September 30, 2020 and $5 million related to the non-cash impairment of other non-core assets for the nine months ended September 30, 2020.
Operating Income (Loss)
•E&P segment operating income increased $1,007 million for the three months ended September 30, 2021, compared to the same period in 2020. The operating loss for the third quarter of 2020 included a $361 million non-cash full cost ceiling test impairment. Excluding the effect of the impairment, operating income improved $646 million, compared to the same period in 2020, as an $867 million increase in E&P operating revenues resulting from a 179% increase in our realized weighted average price per Mcfe (excluding derivatives) and a 40% increase in production volumes was only partially offset by a $221 million increase in E&P operating costs and expenses.
•Operating income for the E&P segment increased $3,822 million for the nine months ended September 30, 2021 compared to the same period in 2020. The operating loss for the nine months ended September 30, 2020 included a $2,490 million non-cash full cost ceiling test impairment. Excluding the effect of the impairment, operating income improved $1,332 million, compared to the same period in 2020, as a $1,721 million increase in E&P operating revenues resulting from a 121% increase in our realized weighted average price per Mcfe (excluding derivatives) and a 37% increase in production volumes was only partially offset by a $389 million increase in E&P operating costs and expenses.

Revenues
The following illustrates the effects on sales revenues associated with changes in commodity prices and production volumes:

	Three months ended September 30,
(in millions except percentages)	Natural Gas	Oil	NGLs	Total
2020 sales revenues (1)	$190	$39	$68	$297
Changes associated with prices	524	56	173	753
Changes associated with production volumes	85	13	14	112
2021 sales revenues (2)	$799	$108	$255	$1,162
Increase from 2020	321%	177%	275%	291%
(1)Excludes $1 million in other operating revenues for the three months ended September 30, 2020 primarily related to gas balancing gains.
(2)Excludes $3 million in other operating revenues for the three months ended September 30, 2021 primarily related to gas balancing gains.

	Nine months ended September 30,
(in millions except percentages)	Natural Gas	Oil	NGLs	Total
2020 sales revenues (1)	$584	$107	$158	$849
Changes associated with prices	851	145	412	1,408
Changes associated with production volumes	236	41	36	313
2021 sales revenues (2)	$1,671	$293	$606	$2,570
Increase from 2020	186%	174%	284%	203%
(1)Excludes $4 million in other operating revenues for the nine months ended September 30, 2020 primarily related to gains on purchaser imbalances associated with certain NGLs.
(2)Excludes $4 million in other operating revenues for the nine months ended September 30, 2021 primarily related to gains on purchaser imbalances associated with certain NGLs.

Production Volumes

	For the three months ended September 30,		Increase/(Decrease)	For the nine months ended September 30,		Increase/(Decrease)
Production volumes:	2021	2020		2021	2020
Natural Gas (Bcf)
Appalachia	221	173	28%	654	487	34%
Haynesville	30	—	100%	30	—	100%
Total	251	173	45%	684	487	40%

Oil (MBbls)
Appalachia	1,722	1,290	33%	5,206	3,764	38%
Haynesville	2	—	100%	2	—	100%
Other	5	4	25%	14	12	17%
Total	1,729	1,294	34%	5,222	3,776	38%

NGL (MBbls)
Appalachia	8,011	6,687	20%	23,253	18,924	23%
Other	—	—	—%	2	2	—%
Total	8,011	6,687	20%	23,255	18,926	23%

Production volumes by area: (Bcfe)
Appalachia	280	221	27%	825	623	32%
Haynesville	30	—	100%	30	—	100%
Total	310	221	40%	855	623	37%

Production volumes by formation: (Bcfe)
Marcellus Shale	245	221	11%	700	622	13%
Utica Shale (1)	34	—	100%	124	1	12,300%
Haynesville Shale	16	—	100%	16	—	100%
Bossier Shale	14	—	100%	14	—	100%
Other	1	—	100%	1	—	100%
Total	310	221	40%	855	623	37%

Production percentage:
Natural gas	81%	78%		80%	78%
Oil	3%	4%		4%	4%
NGL	16%	18%		16%	18%
(1)Prior to the Montage Merger in November 2020, our production from the Utica Shale was immaterial.
•E&P production volumes increased by 89 Bcfe for the three months ended September 30, 2021, compared to the same period in 2020, primarily due to incremental production volumes of 42 Bcfe associated with the properties acquired from Montage in November 2020 and 30 Bcfe associated with the recently acquired Indigo properties.
•E&P production volumes increased by 232 Bcfe for the nine months ended September 30, 2021, compared to the same period in 2020, primarily due to incremental production volumes of 134 Bcfe associated with the properties acquired from Montage in November 2020 and 30 Bcfe associated with the recently acquired Indigo properties.
•Oil and NGL production increased 34% and 20%, respectively, for the three months ended September 30, 2021, compared to the same period in 2020. Production volumes associated with the properties acquired from Montage in November 2020 were 260 MBbls and 800 MBbls for oil and NGLs, respectively, for the three months ended September 30, 2021.
•Oil and NGL production increased 38% and 23%, respectively, for the nine months ended September 30, 2021, compared to the same period in 2020. Production volumes associated with the properties acquired from Montage in November 2020 were 900 MBbls and 2,604 MBbls for oil and NGLs, respectively, for the nine months ended September 30, 2021.

Commodity Prices
The price we expect to receive for our production is a critical factor in determining the capital investments we make to develop our properties.  Commodity prices fluctuate due to a variety of factors we can neither control nor predict, including increased supplies of natural gas, oil or NGLs due to greater exploration and development activities, weather conditions, political and economic events such as the response to the COVID-19 pandemic, and competition from other energy sources.  These factors impact supply and demand, which in turn determine the sales prices for our production.  In addition to these factors, the prices we realize for our production are affected by our hedging activities as well as locational differences in market prices, including basis differentials.  We will continue to evaluate the commodity price environments and adjust the pace of our activity as well as our hedging strategy in order to maintain appropriate liquidity and financial flexibility.

	For the three months ended September 30,		Increase/(Decrease)	For the nine months ended September 30,		Increase/(Decrease)
	2021	2020		2021	2020
Natural Gas Price:
NYMEX Henry Hub Price ($/MMBtu) (1)	$4.01	$1.98	103%	$3.18	$1.88	69%
Discount to NYMEX (2)	(0.83)	(0.89)	(7)%	(0.74)	(0.68)	9%
Average realized gas price, excluding derivatives ($/Mcf)	$3.18	$1.09	192%	$2.44	$1.20	103%
Gain on settled financial basis derivatives ($/Mcf)	0.11	0.12		0.11	0.06
Gain (loss) on settled commodity derivatives ($/Mcf)	(1.14)	0.31		(0.43)	0.39
Average realized gas price, including derivatives ($/Mcf)	$2.15	$1.52	41%	$2.12	$1.65	28%

Oil Price:
WTI oil price ($/Bbl) (3)	$70.56	$40.93	72%	$64.82	$38.32	69%
Discount to WTI	(8.24)	(11.47)	(28)%	(8.71)	(10.12)	(14)%
Average oil price, excluding derivatives ($/Bbl)	$62.32	$29.46	112%	$56.11	$28.20	99%
Gain (loss) on settled derivatives ($/Bbl)	(17.49)	17.23		(16.05)	16.77
Average oil price, including derivatives ($/Bbl)	$44.83	$46.69	(4)%	$40.06	$44.97	(11)%

NGL Price:
Average realized NGL price, excluding derivatives ($/Bbl)	$31.76	$10.34	207%	$26.05	$8.37	211%
Gain (loss) on settled derivatives ($/Bbl)	(12.45)	0.16		(8.92)	1.48
Average realized NGL price, including derivatives ($/Bbl)	$19.31	$10.50	84%	$17.13	$9.85	74%
Percentage of WTI, excluding derivatives	45%	25%		40%	22%

Total Weighted Average Realized Price:
Excluding derivatives ($/Mcfe)	$3.74	$1.34	179%	$3.01	$1.36	121%
Including derivatives ($/Mcfe)	$2.49	$1.78	40%	$2.41	$1.86	30%
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

The table below presents the amount of our future natural gas production in which the basis is protected as of September 30, 2021:

	Volume (Bcf)	Basis Differential
Basis Swaps – Natural Gas
2021	71	$(0.36)
2022	284	(0.38)
2023	197	(0.49)
2024	46	(0.71)
2025	9	(0.64)
Total	607

Physical NYMEX Sales Arrangements – Natural Gas
2021	167	$(0.16)
2022	514	(0.12)
2023	375	(0.08)
2024	292	(0.06)
2025	252	(0.04)
2026	125	0.01
2027	125	0.01
2028	125	0.01
2029	125	0.01
2030	47	—
Total	2,147
In addition to protecting basis, the table below presents the amount of our future production in which price is financially protected as of September 30, 2021:

	Remaining 2021	Full Year 2022	Full Year 2023	Full Year 2024
Natural gas (Bcf)	274	1,013	572	68
Oil (MBbls)	1,376	4,583	2,114	54
Ethane (MBbls)	2,630	3,496	—	—
Propane (MBbls)	2,107	4,776	—	—
Normal Butane (MBbls)	617	1,295	—	—
Natural Gasoline (MBbls)	635	1,256	—	—
Total financial protection on future production (Bcfe)	318	1,105	585	68
We refer you to Note 8 of the consolidated financial statements included in this Quarterly Report for additional details about our derivative instruments.
Operating Costs and Expenses

	For the three months ended September 30,		Increase/(Decrease)	For the nine months ended September 30,		Increase/(Decrease)
(in millions except percentages)	2021	2020		2021	2020
Lease operating expenses (1)	$297	$203	46%	$807	$579	39%
General & administrative expenses	28	27	4%	93	79	18%
Merger-related expenses	35	3	1,067%	39	3	1,200%
Restructuring charges	—	—	—%	7	12	(42)%
Taxes, other than income taxes	35	15	133%	86	38	126%
Full cost pool amortization	132	65	103%	316	248	27%
Non-full cost pool DD&A	4	3	33%	11	12	(8)%
Impairments	6	361	(98)%	6	2,495	(100)%
Total operating costs	$537	$677	(21)%	$1,365	$3,466	(61)%

	For the three months ended September 30,				Increase/	For the nine months ended September 30,				Increase/
Average unit costs per Mcfe:	2021		2020		(Decrease)	2021		2020		(Decrease)
Lease operating expenses (1)	$0.95		$0.91		4%	$0.94		$0.93		1%
General & administrative expenses	$0.09	(2)	$0.12	(3)	(25)%	$0.11	(2)	$0.13	(3)	(15)%
Taxes, other than income taxes	$0.11		$0.07		57%	$0.10		$0.06		67%
Full cost pool amortization	$0.43		$0.29		48%	$0.37		$0.40		(8)%
(1)Includes post-production costs such as gathering, processing, fractionation and compression.
(2)Excludes $35 million and $39 million in merger-related expenses for the three and nine months ended September 30, 2021, respectively, and $7 million in restructuring charges for the nine months ended September 30, 2021.
(3)Excludes $3 million in merger-related expenses for the three and nine months ended September 30, 2020, respectively, and $12 million in restructuring charges for the nine months ended September 30, 2020.
Lease Operating Expenses
•Lease operating expenses per Mcfe increased $0.04 per Mcfe for the three months ended September 30, 2021, compared to the same period in 2020, primarily due to increased liquids production, which includes processing fees, and an increase in water handling costs.
•Lease operating expenses per Mcfe increased $0.01 per Mcfe for the nine months ended September 30, 2021, compared to the same period in 2020, as a 37% increase in production volumes, primarily associated with the Montage Merger, was more than offset by a $228 million increase in lease operating expenses.
General and Administrative Expenses
•General and administrative expenses increased $1 million and $14 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020, as a result of the increase in our share price and related mark-to-market impact on the value of our share-based awards, which are accounted for as liability awards.
Restructuring Charges
•In February 2021, employees were notified of a workforce reduction plan as part of an ongoing strategic effort to reposition our portfolio, optimize operational performance and improve margins. Affected employees were offered a severance package, which included a one-time cash payment depending on length of service and, if applicable, the current value of unvested long-term incentive awards that were forfeited. We recognized restructuring expense of $7 million for the nine months ended months ended September 30, 2021 related to cash severance expenses, including payroll taxes.
•In February 2020, employees were notified of a workforce reduction plan as a result of a strategic realignment of our organizational structure.  Affected employees were offered a severance package, which included a one-time cash payment depending on length of service and, if applicable, the current value of unvested long-term incentive awards that were forfeited.  We recognized restructuring expense of $12 million for the nine months ended September 30, 2020 related to cash severance expenses, including payroll taxes.
See Note 3 of the consolidated financial statements included in this Quarterly Report for additional details about our restructuring charges.
Taxes, Other than Income Taxes
•On a per Mcfe basis, taxes, other than income taxes, may vary from period to period due to changes in ad valorem and severance taxes that result from the mix of our production volumes and fluctuations in commodity prices.  Taxes, other than income taxes, per Mcfe increased $0.04 for the three and nine months ended September 30, 2021, respectively, compared to the same period in 2020, primarily due to the impact of higher commodity pricing on our severance taxes.
Full Cost Pool Amortization
•Our full cost pool amortization rate increased $0.14 for the three months ended September 30, 2021, as compared to the same period in 2020, primarily due to our recent Indigo Merger and the impact of the associated reserves acquired on our depletion calculation.
•The full cost pool amortization rate decreased $0.03 per Mcfe for the nine months ended September 30, 2021, as compared to the same period in 2020, primarily as a result of the impact of $2,490 million in non-cash full cost ceiling test impairments recorded in 2020.

•No impairment expense was recorded for the nine months ended September 30, 2021 in relation to the properties acquired from Montage in November 2020. These properties were recorded at fair value as of November 13, 2020, in accordance with ASC 820 Fair Value Measurement. In the fourth quarter of 2020, pursuant to SEC guidance, we determined that the fair value of the properties acquired at the closing of the Montage Merger clearly exceeded the related full-cost ceiling limitation beyond a reasonable doubt and received a waiver from the SEC to exclude the properties acquired in the Montage Merger from the ceiling test calculation. This waiver was granted for all reporting periods through and including the quarter ending September 30, 2021, as long as we can continue to demonstrate that the fair value of properties acquired clearly exceeds the full cost ceiling limitation beyond a reasonable doubt in each reporting period. As part of the waiver received from the SEC, we are required to disclose what the full cost ceiling test impairment amounts for all periods presented in each applicable quarterly and annual filing would have been if the waiver had not been granted. The fair value of the properties acquired in the Montage Merger was based on forward natural gas and oil pricing existing at the date of the Montage Merger, and we affirmed that there has not been a material decline to the fair value of these acquired assets since the Montage Merger. The properties acquired in the Montage Merger have an unamortized cost at September 30, 2021 of $1,183 million. Due to the improvement in commodity prices during 2021, we would not have recorded any impairment charge for the nine months ended September 30, 2021 had we included our Montage natural gas and oil properties.
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
•Unevaluated costs excluded from amortization were $2,175 million and $1,472 million at September 30, 2021 and at December 31, 2020, respectively.  The unevaluated costs excluded from amortization increased primarily as a result of the recent addition of our Haynesville natural gas properties which were acquired through the Indigo Merger, $693 million of which were classified as unevaluated. Additionally, the impact of $829 million of unevaluated capital invested during the period was only partially offset by the evaluation of previously unevaluated properties totaling $139 million.
Impairments
•We recognized $6 million for the three and nine months ended September 30, 2021, respectively, related to the non-cash impairment of certain non-core assets. During the three and nine months ended September 30, 2020, we recognized non-cash full cost ceiling test impairments of $361 million and $2,490 million, respectively, primarily due to decreased commodity pricing over the prior twelve months. Additionally, for the nine months ended September 30, 2020, we recognized a $5 million impairment related to other non-core assets.
Marketing

	For the three months ended September 30,		Increase/ (Decrease)	For the nine months ended September 30,		Increase/ (Decrease)
(in millions except volumes and percentages)	2021	2020		2021	2020
Marketing revenues	$1,365	$495	176%	$3,344	$1,432	134%
Other operating revenues	1	—	100%	2	—	100%
Marketing purchases	1,352	491	175%	3,307	1,429	131%
Operating costs and expenses	6	6	—%	18	17	6%
Operating income (loss)	$8	$(2)	500%	$21	$(14)	250%

Volumes marketed (Bcfe)	346	294	18%	1,034	822	26%

Percent natural gas production marketed from affiliated E&P operations	98%	88%		96%	87%
Percent oil and NGL production marketed from affiliated E&P operations	82%	83%		82%	81%
Operating Income
•Operating income for our Marketing segment increased $10 million for the three months ended September 30, 2021, compared to the same period in 2020, primarily due to a $9 million increase in the marketing margin (discussed below).

•Marketing operating income increased $35 million for the nine months ended September 30, 2021, compared to the same period in 2020, primarily due to a $34 million increase in the marketing margin (discussed below).
•The margin generated from marketing activities was $13 million and $4 million for the three months ended September 30, 2021 and 2020, respectively, and $37 million and $3 million for the nine months ended September 30, 2021 and 2020, respectively. The marketing margin increased in 2021, compared to the same periods in 2020, primarily due to increased volumes marketed and a corresponding reduction in third-party purchases and sales used to optimize the transportation portfolio due to increased affiliated volumes available for marketing.
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
Revenues
•Revenues from our marketing activities increased $870 million for the three months ended September 30, 2021 compared to the same period in 2020, primarily due to a 134% increase in the price received for volumes marketed and a 52 Bcfe increase in volumes marketed.
•For the nine months ended September 30, 2021, revenues from our marketing activities increased $1,912 million compared to the same period in 2020, primarily due to an 86% increase in the price received for volumes marketed and a 26% increase in volumes marketed.
Operating Costs and Expenses
•Operating costs and expenses for the marketing segment remained approximately the same for the third quarter and increased $1 million for the nine months ended September 30, 2021, respectively, compared to the same periods in 2020, primarily as a result of the increase in our share price and related mark-to-market impact on the value of our share-based awards, which are accounted for as liability awards.
Consolidated
Interest Expense

	For the three months ended September 30,		Increase/(Decrease)	For the nine months ended September 30,		Increase/(Decrease)
(in millions except percentages)	2021	2020		2021	2020
Gross interest expense:
Senior notes	$48	$39	23%	$135	$112	21%
Credit arrangements	8	4	100%	19	11	73%
Amortization of debt costs	3	2	50%	9	7	29%
Total gross interest expense	59	45	31%	163	130	25%
Less: capitalization	(25)	(23)	9%	(68)	(67)	1%
Net interest expense	$34	$22	55%	$95	$63	51%
•Interest expense related to our senior notes increased for the three and nine months ended September 30, 2021, compared to the same period in 2020, as the interest savings from the repurchase of $107 million of our outstanding senior notes during the first half of 2020 was more than offset by the interest associated with the August 2020 public offering of $350 million aggregate principal amount of our 8.375% Senior Notes due 2028, the September 2021 assumption of Indigo Notes, which were exchanged for $700 million aggregate principal amount of our 5.375% Senior Notes due 2029, and the September 2021 public offering of $1,200 million aggregate principal amount of our 5.375% Senior Notes due 2030.
•Capitalized interest increased for the three and nine months ended September 30, 2021, both as compared to the same periods in 2020, primarily due to the incremental capitalized interest associated with the recently acquired Haynesville unevaluated properties.
•Capitalized interest decreased as a percentage of gross interest expense for the three and nine months ended September 30, 2021, compared to the same period in 2020, primarily related to a smaller percentage change in our unevaluated natural gas and oil properties balance as compared to the larger percentage increase in our gross interest expense over the same period.

The impact of the addition of the unevaluated Haynesville properties was isolated to September 2021 and is expected to increase the amount of capitalized interest until such time as it is evaluated.
Gain (Loss) on Derivatives

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2021	2020	2021	2020
Loss on unsettled derivatives	$(2,015)	$(289)	$(2,957)	$(273)
Gain (loss) on settled derivatives	(388)	97	(509)	310
Non-performance risk adjustment	4	—	5	1
Gain (loss) on derivatives	$(2,399)	$(192)	$(3,461)	$38
We refer you to Note 8 to the consolidated financial statements included in this Quarterly Report for additional details about our gain (loss) on derivatives.
Gain/Loss on Early Extinguishment of Debt
For the three and nine months ended September 31, 2021, we recorded a loss on early extinguishment of debt of $59 million as a result of our repurchase of $791 million in aggregate principal amount of our outstanding senior notes for $844 million in the third quarter of 2021 and the write-off of $6 million in related unamortized debt discounts and debt issuance costs.
For the nine months ended September 30, 2020, we recorded a gain on early extinguishment of debt of $35 million as a result of our repurchase of $107 million in aggregate principal amount of our outstanding senior notes for $72 million in the first three quarters of 2020. See Note 11 to the consolidated financial statements of this Quarterly Report for more information on our long-term debt.
Income Taxes

	For the three months ended September 30,		For the nine months ended September 30,
(in millions except percentages)	2021	2020	2021	2020
Income tax expense	$—	$—	$—	$406
Effective tax rate	0%	0%	0%	(16)%
In 2020, due to significant pricing declines and the material write-down of the carrying value of our natural gas and oil properties in addition to other negative evidence, management concluded that it was more likely than not that a portion of our deferred tax assets will not be realized and recorded a valuation allowance. As of the third quarter of 2021, we still maintain a full valuation allowance. We also retained a valuation allowance of $87 million related to net operating losses in jurisdictions in which we no longer operate. Management will continue to assess available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of deferred tax assets. The amount of the deferred tax asset considered realizable, however, could be adjusted based on changes in subjective estimates of future taxable income or if objective negative evidence is no longer present.
Due to the issuance of common stock associated with the Indigo Merger, as discussed in Note 2, we incurred a cumulative ownership change and as such, our net operating losses (“NOLs”) prior to the acquisition are subject to an annual limitation under Internal Revenue Code Section 382 of approximately $48 million. The ownership changes and resulting annual limitation will result in the expiration of NOLs or other tax attributes otherwise available, with a corresponding decrease in our valuation allowance. At September 30, 2021, we had approximately $4.5 billion of federal NOL carryovers, of which approximately $3 billion expire between 2035 and 2037 and $1.5 billion have an indefinite carryforward life. We currently estimate that approximately $2 billion of these federal NOLs will expire before they are able to be used. The non-expiring NOLs remain subject to a full valuation allowance. If a subsequent ownership change were to occur as a result of future transactions in our common stock, our use of remaining U.S. tax attributes may be further limited.
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
LIQUIDITY AND CAPITAL RESOURCES
We depend primarily on funds generated from our operations, our 2018 credit facility, our cash and cash equivalents balance and capital markets as our primary sources of liquidity. In September 2021, the banks participating in our 2018 credit facility reaffirmed our elected borrowing base and aggregate commitments to be $2.0 billion. At September 30, 2021, we had approximately $1.2 billion of total available liquidity, which exceeds our currently modeled needs, and we remain committed to our strategy of capital discipline. We expect to continue to generate cash flow from operations, net of changes in working capital, in excess of our expected capital investments, and we intend to utilize this free cash flow to pay down our debt.
On June 1, 2021, we entered into the Indigo Merger Agreement. Upon the close of the Indigo Merger, and pursuant to the terms of the Indigo Merger Agreement, the outstanding equity interests in Indigo were cancelled and converted into (i) $373 million in cash consideration, and (ii) approximately $1,588 million in Southwestern common stock. Additionally, we assumed $700 million in aggregate principal amount of 5.375% Senior Notes due 2029 of Indigo (the “Indigo Notes”). We funded the $373 million cash portion of the September 2021 Indigo Merger consideration with the remaining proceeds from our recently issued 2030 Senior Notes (defined below) and borrowings on our credit facility. See Note 2 and Note 11 to the consolidated financial statements of this Quarterly Report for more information on the Indigo Merger and 2030 Senior Notes, respectively.
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
Credit Arrangements and Financing Activities
In September 2021, we completed a public offering of $1,200 million aggregate principal amount of our 5.375% Senior Notes due 2030 (the “2030 Notes”), with net proceeds from the offering totaling $1,183 million after underwriting discounts and offering expenses. The proceeds were used to repurchase the $791 million principal amount of certain of our outstanding senior notes. The remaining proceeds were used to pay borrowings under our revolving credit facility and for general corporate purposes, including consideration for the Indigo Merger.
In April 2018, we entered into a new revolving credit facility (the “2018 credit facility”) with a group of banks that, as amended, has a maturity date of April 2024.  The 2018 credit facility has an aggregate maximum revolving credit amount of $3.5 billion and, in September 2021, the banks participating in our 2018 credit facility reaffirmed the elected borrowing base to be $2.0 billion, which also reflected our aggregate commitments. The borrowing base is subject to redetermination at least twice a year, typically in April and October, and is subject to change based primarily on drilling results, commodity prices, our future derivatives position, the level of capital investment and operating costs. The 2018 credit facility is secured by substantially all of our assets, including most of our subsidiaries. The permitted lien provisions in certain senior note indentures currently limit liens securing indebtedness to the greater of $2.0 billion or 25% of adjusted consolidated net tangible assets. We may utilize the 2018 credit facility in the form of loans and letters of credit. As of September 30, 2021, we had $665 million borrowings outstanding on our revolving credit facility and $159 million in outstanding letters of credit. We refer you to Note 11 to the consolidated financial statements included in this Quarterly Report for additional discussion of our revolving credit facility.
As of September 30, 2021, we were in compliance with all of the covenants contained in the credit agreement governing our revolving credit facility. Our ability to comply with financial covenants in future periods depends, among other things, on the success of our development program and upon other factors beyond our control, such as the market demand and prices for natural gas and liquids. We refer you to Note 11 of the consolidated financial statements included in this Quarterly Report for additional discussion of the covenant requirements of our 2018 credit facility.
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
Our exposure to the anticipated transition from LIBOR in late 2021 is limited to the 2018 credit facility. Upon announcement by the administrator of LIBOR identifying a specific date for LIBOR cessation, the credit agreement governing the 2018 credit facility will be amended to reference an alternative rate as established by JP Morgan, as Administrative Agent, and Southwestern. The USD-LIBOR settings are expected to be published through June 2023 and we anticipate using a variation of this rate until the underlying agreements are extended beyond the LIBOR publication date.
Because of the focused work on refinancing and repayment of our debt in recent years, only $201 million, or 6%, of our senior notes outstanding as of September 30, 2021 are scheduled to become due prior to 2025.
At November 1, 2021, we had a long-term issuer credit rating of Ba2 by Moody’s (rating and stable outlook affirmed on April 28, 2021), a long-term debt rating of BB by S&P (rating upgraded to BB and outlook upgraded to positive on September 1, 2021) and a long-term issuer default rating of BB by Fitch Ratings (rating affirmed and outlook upgraded to positive on September 1, 2021).  In April 2020, S&P downgraded our bond rating to BB-, which had the effect of increasing the interest rate on the 2025 Notes to 6.45% in July 2020. The first coupon payment to the 2025 Notes bondholders at the higher interest rate was January 2021. On September 1, 2021 S&P upgraded the Company’s bond rating to BB, which will have the effect of decreasing the interest rate on the 2025 Notes to 6.20% beginning with coupon payments paid after January 2022. Any further upgrades or downgrades in our public debt ratings by Moody’s or S&P could decrease or increase our cost of funds, respectively.
Cash Flows

	For the nine months ended September 30,
(in millions)	2021	2020
Net cash provided by operating activities	$830	$407
Net cash used in investing activities	(1,062)	(698)
Net cash provided by financing activities	231	381
Cash Flow from Operating Activities

	For the nine months ended September 30,
(in millions)	2021	2020
Net cash provided by operating activities	$830	$407
Add back (subtract) changes in working capital	146	(9)
Net cash provided by operating activities, net of changes in working capital	$976	$398
•Net cash provided by operating activities increased 104%, or $423 million, for the nine months ended September 30, 2021, compared to the same period in 2020, primarily due to a $1,408 million increase resulting from higher commodity prices, a $313 million increase associated with increased production and a $23 million increase in marketing margin. These increases were partially offset by an $819 million decrease in our settled derivatives, a $322 million increase in operating costs and expenses, a $155 million decreased impact of working capital and a $32 million increase in interest expense.

•Net cash generated from operating activities, net of changes in working capital, provided 120% of our cash requirements for capital investments for the nine months ended September 30, 2021, compared to providing 56% of our cash requirements for capital investments for the same period in 2020. We remain committed to our disciplined capital investment strategy and to utilizing our excess cash generated from operating activities to reduce our debt.
Cash Flow from Investing Activities
•Total capital investments increased $111 million for the nine months ended September 30, 2021, compared to the same period in 2020, due to a $102 million increase in direct E&P capital investments and a $9 million increase in capitalized interest and internal costs, as compared to the same period in 2020.

	For the nine months ended September 30,
(in millions)	2021	2020
Additions to properties and equipment	$747	$700
Adjustments for capital investments
Changes in capital accruals	63	1
Other (1)	6	4
Total capital investment	$816	$705
(1)Includes capitalized non-cash stock-based compensation and costs to retire assets, which are classified as cash used in operating activities.
Capital Investment

	For the three months ended September 30,		Increase/(Decrease)	For the nine months ended September 30,		Increase/(Decrease)
(in millions except percentages)	2021	2020		2021	2020
E&P capital investment	$291	$223	30%	$816	$705	16%
Other capital investment (1)	—	—	—%	—	—	—%
Total capital investment	$291	$223	30%	$816	$705	16%
(1)Other capital investment was immaterial for the three and nine months ended September 30, 2021 and 2020.

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2021	2020	2021	2020
E&P Capital Investments by Type:
Exploratory and development drilling, including workovers	$229	$163	$648	$550
Acquisition of properties	14	15	36	29
Water infrastructure	2	5	4	8
Other	6	3	13	12
Capitalized interest and expenses	40	37	115	106
Total E&P capital investments	$291	$223	$816	$705

E&P Capital Investments by Area:
Appalachia	$224	$215	$741	$685
Haynesville	59	—	59	—
Other E&P	8	8	16	20
Total E&P capital investments	$291	$223	$816	$705

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Gross Operated Well Count Summary:
Drilled	17	16	63	84
Completed	23	25	71	78
Wells to sales	24	30	72	73
Actual capital expenditure levels may vary significantly from period to period due to many factors, including drilling results, natural gas, oil and NGL prices, industry conditions, the prices and availability of goods and services, and the extent to which properties are acquired or non-strategic assets are sold.

Cash Flow from Financing Activities
•For the nine months ended September 30, 2021, we completed the previously mentioned $1,200 million debt offering which resulted in $1,183 million in net proceeds. We used $844 million to retire $791 million in principal on our outstanding senior notes and used $95 million to retire the Indigo revolving credit facility as part of the Indigo Merger. In addition, we paid down $35 million on our revolving credit facility.
•In the first three quarters of 2020, we had net payments of $34 million on our revolving credit facility. In addition, we repurchased $107 million principal amount of our outstanding senior notes for $72 million and recognized a $35 million gain on the extinguishment of debt.
We refer you to Note 11 of the consolidated financial statements included in this Quarterly Report for additional discussion of our outstanding debt and credit facilities.
Working Capital
We had negative working capital of $3,260 million at September 30, 2021, a $2,919 million decrease from December 31, 2020, as a $340 million increase in accounts receivable was more than offset by a $2,635 million reduction in the current mark-to-market value of our derivatives position related to improved forward pricing across all commodities, along with the reclassification of long-term debt to short-term debt of $201 million related to our 2022 senior notes and a $386 million increase in various payables, as compared to December 31, 2020. We believe that our anticipated cash flows from operations, the remaining borrowing capacity on our credit facility and our existing cash and cash equivalents will be sufficient to meet our working capital and operational spending requirements.
Off-Balance Sheet Arrangements
We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations.  As of September 30, 2021, our material off-balance sheet arrangements and transactions include operating service arrangements and $159 million in letters of credit outstanding against our 2018 credit facility.  There are no other transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of our capital resources.  For more information regarding off-balance sheet arrangements, we refer you to “Contractual Obligations and Contingent Liabilities and Commitments” below for a summary of our operating leases.
Contractual Obligations and Contingent Liabilities and Commitments
We have various contractual obligations in the normal course of our operations and financing activities.  Other than the firm transportation and gathering agreements discussed below, there have been no material changes to our contractual obligations from those disclosed in our 2020 Annual Report.
Contingent Liabilities and Commitments
As of September 30, 2021, we had commitments for demand and similar charges under firm transportation and gathering agreements to guarantee access capacity on natural gas and liquids pipelines and gathering systems totaling approximately $9.8 billion, $382 million of which related to access capacity on future pipeline and gathering infrastructure projects that still require the granting of regulatory approvals and/or additional construction efforts.  This amount also included guarantee obligations of up to $884 million.  As of September 30, 2021, future payments under non-cancelable firm transportation and gathering agreements are as follows:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	5 to 8 years	More than 8 Years
Infrastructure currently in service	$9,415	$903	$1,965	$1,677	$2,115	$2,755
Pending regulatory approval and/or construction (1)	382	2	18	27	57	278
Total transportation charges	$9,797	$905	$1,983	$1,704	$2,172	$3,033
(1)Based on the estimated in-service dates as of September 30, 2021.

Prior to the Indigo Merger, in May 2021, Indigo closed on an agreement to divest its Cotton Valley natural gas and oil properties. Indigo retained certain contractual commitments related to volume commitments associated with natural gas gathering, for which we will assume the obligation to pay the gathering provider for any unused portion of the volume commitment under the agreement through 2027, depending on the buyer’s actual use. As of September 30, 2021, up to approximately $34 million of these contractual commitments remain (included in the table above), and we have recorded a $17 million liability for the estimated future payments.
Excluding the Cotton Valley gathering agreement (discussed above), we have recorded additional liabilities totaling $81 million as of September 30, 2021, primarily related to purchase or volume commitments associated with gathering, fresh water and sand. These amounts will be recognized as payments are made over a period ranging from two to seven years.
Substantially all of our employees who were employed prior to January 1, 2021 are covered by defined benefit and postretirement benefit plans.  As part of ongoing effort to reduce costs, we elected to freeze the pension plan effective January 1, 2021. Employees that were participants in the pension plan prior to January 1, 2021 will continue to receive the interest component of the plan but will no longer receive the service component.
On September 13, 2021, the Compensation Committee of the Board of Directors approved terminating our Pension Plan, effective December 31, 2021. This decision, among other benefits, will provide plan participants quicker access to and greater flexibility in the management of participants’ respective benefits due under the plan. We have commenced the Pension Plan termination process, but the specific date for the completion of the process is unknown at this time and will depend on certain legal and regulatory requirements or approvals. As part of the termination process, we expect to distribute lump sum payments to or purchase annuities for the benefit of plan participants, which is dependent on the participants’ elections. In addition, we expect to make a payment equal to the difference between the total benefits due under the plan and the total value of the assets available, which, as of September 30, 2021, was approximately $7 million.
For the nine months ended September 30, 2021, we have contributed $12 million to the pension and postretirement benefit plans, and we do not expect to contribute additional funds to our pension plan during the remainder of 2021.  We recognized liabilities of $31 million and $46 million as of September 30, 2021 and December 31, 2020, respectively, as a result of the underfunded status of our pension and other postretirement benefit plans.  See Note 14 to the consolidated financial statements included in this Quarterly Report for additional discussion about our pension and other postretirement benefits.
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
Credit Risk
Our exposure to concentrations of credit risk consists primarily of trade receivables and derivative contracts associated with commodities trading.  Concentrations of credit risk with respect to receivables are limited due to the large number of our purchasers and their dispersion across geographic areas.  At September 30, 2021, no purchaser accounted for greater than 10% of our revenues. For the year ended December 31, 2020, one purchaser accounted for 10% of our revenues. A default on this account could have a material impact on the Company, but we do not believe that there is a material risk of a default. We believe that the loss of any one customer would not have an adverse effect on our ability to sell our natural gas, oil and NGL production. See “Commodities Risk” below for discussion of credit risk associated with commodities trading.
Interest Rate Risk
As of September 30, 2021, we had approximately $3,580 million principal amount of outstanding senior notes with a weighted average interest rate of 6.10% and $665 million of borrowings under our revolving credit facility.  The 1% improvement to the Company’s weighted average fixed rate interest cost since the second quarter of 2021 is a result of the refinancing activities previously described. At September 30, 2021, we had a long-term issuer credit rating of Ba2 by Moody’s, a long-term debt rating of BB by S&P and a long-term issuer default rating of BB by Fitch Ratings.  In April 2020, S&P downgraded our bond rating to BB-, which had the effect of increasing the interest rate on our 2025 Notes to 6.45% following the July 23, 2020 interest payment date. The first coupon payment to the bondholders at the higher interest rate was paid in January 2021. On September 1, 2021 S&P upgraded our bond rating to BB, which will have the effect of decreasing the interest rate on the 2025 Notes to 6.20% beginning with coupon payments paid after January 2022. Any further upgrades or downgrades in our public debt ratings by Moody’s or S&P could decrease or increase our cost of funds, respectively.

	Expected Maturity Date
($ in millions)	2022	2023	2024	2025	2026	Thereafter	Total
Fixed rate payments (1)	$201	$—	$—	$689	$—	$2,690	$3,580
Weighted average interest rate	4.10%	—%	—%	6.45%	—%	6.15%	6.10%

Variable rate payments (1)	$—	$—	$665	$—	$—	$—	$665
Weighted average interest rate	—%	—%	2.08%	—%	—%	—%	2.08%
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act.  Our disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, accumulate and communicate information to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and submission within the time periods specified in the SEC’s rules and forms.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those determined to be effective can provide only a level of reasonable assurance with respect to financial statement preparation and presentation.  Based on the evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2021 at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2021, the Company completed its acquisition of Indigo Natural Resources. As part of the ongoing integration of the acquired business, we are in the process of incorporating the controls and related procedures of Indigo. Other than incorporating the Indigo controls, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Risks Factors Relating to SWN Following the Indigo Merger
SWN may be unable to successfully integrate Indigo’s business into its business or achieve the anticipated benefits of the Indigo Merger.
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
Shares of common stock that were issued to the former Indigo Holders in the Indigo Merger will become freely tradable once registered pursuant to the registration rights agreement entered into by SWN and certain Indigo Holders (the “Registration Rights Agreement”) or sold in compliance with Rule 144 promulgated under the Securities Act. Pursuant to the Registration Rights Agreement, all of the shares of common stock issued as stock consideration to any former Indigo Holder who was a party to the Registration Rights Agreement was registered for resale. Once registered, the common stock held by such former Indigo Holders are unrestricted and do not require further registration under the Securities Act, although such shares may be subject to the lockup restrictions set forth in the Registration Rights Agreement.
The former Indigo Holders may wish to dispose of some or all of their interests in SWN, and as a result may seek to sell their shares of common stock. These sales (or the perception that these sales may occur), coupled with the increase in the outstanding number of shares of common stock, may affect the market for, and the market price of, the common stock in an adverse manner.
If SWN’s shareholders, including the former Indigo Holders, sell substantial amounts of common stock in the public market, the market price of the common stock may decrease. These sales might also make it more difficult for SWN to raise capital by selling equity or equity-related securities at a time and price that it otherwise would deem appropriate.
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
To mitigate its exposure to changes in commodity prices, Indigo hedged natural gas from time to time, primarily through the use of certain derivative commodity instruments. SWN now bears the economic impact of all of Indigo’s hedge portfolio assumed at the close of the Indigo Merger. Actual natural gas prices may differ from the Company’s expectations and, as a result, such hedges could have a negative impact on SWN’s business.
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

(4.1)	Fifth Supplemental Indenture, dated as of September 10, 2021 among Southwestern Energy Company, the guarantors named therein and the Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.6 to our Post-Effective Amendment No.1 on Form S-4 filed on September 16, 2021).
(4.2)	Seventh Supplemental Indenture, dated as of September 10, 2021 among Southwestern Energy Company, the guarantors named therein and Regions Bank, as trustee (incorporated by reference to Exhibit 4.14 to our Post-Effective Amendment No.1 on Form S-4 filed on September 16, 2021).
(4.3)	Sixth Supplemental Indenture, dated as of August 30, 2021 among Southwestern Energy Company, the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K filed on August 30, 2021).
(4.4)	Seventh Supplemental Indenture, dated as of September 10, 2021 among Southwestern Energy Company, the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.23 to our Post-Effective Amendment No.1 on Form S-4 filed on September 16, 2021).
(4.4)	Indenture dated August 30, 2021, between Southwestern Energy Company and Regions Bank, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on August 30, 2021).
(4.5)	First Supplemental Indenture, dated as of August 30, 2021 among Indigo Natural Resources LLC, the Security Guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on August 30, 2021).
(4.6)	Second Supplemental Indenture dated as of September 3, 2021 among Southwestern Energy Company, the Security Guarantors party thereto and Regions Bank, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on September 3, 2021).
(4.7)	Third Supplemental Indenture, dated as of September 10, 2021 among Southwestern Energy Company, the guarantors named therein and Regions Bank, as trustee (incorporated by reference to Exhibit 4.31 to our Post-Effective Amendment No.1 on Form S-4 filed on September 16, 2021).
(4.8)	Form of 5.375% Senior Notes due 2029 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on September 3, 2021).
(4.9)	Exchange and Registration Rights Agreement, dated 3, 2021, among Southwestern Energy Company, the Guarantors thereto, J.P. Morgan Securities LLC and Credit Agricole Securities (USA) Inc. (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed on September 3, 2021).
(4.10)	Indenture, dated as of February 2, 2021 among Indigo Natural Resources LLC, the guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.34 to our Post-Effective Amendment No.1 on Form S-4 filed on September 16, 2021).
(4.11)	First Supplemental Indenture, dated as of August 26, 2021 among Indigo Natural Resources LLC, the guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.35 to our Post-Effective Amendment No.1 on Form S-4 filed on September 16, 2021).
(4.12)	Form of 5.375% Notes due 2029 (incorporated by reference to Exhibit 4.36 to our Post-Effective Amendment No.1 on Form S-4 filed on September 16, 2021).
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

SOUTHWESTERN ENERGY COMPANY
Registrant

Dated:	November 4, 2021	/s/ CARL F. GIESLER, JR.
Carl F. Giesler, Jr. Executive Vice President and Chief Financial Officer