Form 10-Q
period 2022-03-31
SOUTHWESTERN ENERGY CO
filed 2022-04-28
CIK 7332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the quarterly period ended March 31, 2022
Or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of April 26, 2022
Common Stock, Par Value $0.01	1,116,176,673

SOUTHWESTERN ENERGY COMPANY
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Quarterly Report”) includes certain statements that may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements, other than statements of historical fact or present financial information, that address activities, outcomes and other matters that should or may occur in the future, including, without limitation, statements regarding the financial position, business strategy, production and reserve growth and other plans and objectives for our future operations, are forward-looking statements.  Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions, such statements are not guarantees of future performance.  We have no obligation and make no undertaking to publicly update or revise any forward-looking statements, except as may be required by law.
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
You should not place undue reliance on forward-looking statements.  They are subject to known and unknown risks, uncertainties and other factors that may affect our operations, markets, products, services and prices and cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These forward-looking statements are based on management’s current beliefs, based on currently available information, as to the outcome and timing of future events. In addition to any assumptions and other factors referred to specifically in connection with forward-looking statements, risks, uncertainties and factors that could cause our actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:
•the timing and extent of changes in market conditions and prices for natural gas, oil and natural gas liquids (“NGLs”) (including regional basis differentials) and the impact of reduced demand for our production and products in which our production is a component due to governmental and societal actions taken in response to the COVID-19 pandemic or other world health event;
•our ability to fund our planned capital investments;
•a change in our credit rating and an increase in interest rates;
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended March 31,
(in millions, except share/per share amounts)	2022	2021
Operating Revenues:
Gas sales	$1,692	$464
Oil sales	111	81
NGL sales	272	173
Marketing	866	352
Other	2	2
	2,943	1,072
Operating Costs and Expenses:
Marketing purchases	862	356
Operating expenses	381	250
General and administrative expenses	44	38
Merger-related expenses	25	1
Restructuring charges	—	6
Depreciation, depletion and amortization	275	96
Taxes, other than income taxes	57	24
	1,644	771
Operating Income	1,299	301
Interest Expense:
Interest on debt	68	50
Other interest charges	3	3
Interest capitalized	(30)	(22)
	41	31

Loss on Derivatives	(3,927)	(191)
Loss on Early Extinguishment of Debt	(2)	—
Other Income, Net	—	1

Income (Loss) Before Income Taxes	(2,671)	80
Provision (Benefit) for Income Taxes:
Current	4	—
Deferred	—	—
	4	—
Net Income (Loss)	$(2,675)	$80

Earnings (Loss) Per Common Share:
Basic	$(2.40)	$0.12
Diluted	$(2.40)	$0.12

Weighted Average Common Shares Outstanding:
Basic	1,114,610,964	675,385,145
Diluted	1,114,610,964	679,867,825

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the three months ended March 31,
(in millions)	2022	2021
Net income (loss)	$(2,675)	$80

Change in value of pension and other postretirement liabilities:
Settlement adjustment (1)	—	—

Comprehensive income (loss)	$(2,675)	$80
(1)Settlement adjustment was less than $1 million for the three months ended March 31, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2022	December 31, 2021

ASSETS	(in millions)
Current assets:
Cash and cash equivalents	$21	$28
Accounts receivable, net	1,071	1,160
Derivative assets	103	183
Other current assets	43	42
Total current assets	1,238	1,413
Natural gas and oil properties, using the full cost method, including $2,228 million as of March 31, 2022 and $2,231 million as of December 31, 2021 excluded from amortization	34,184	33,631
Other	513	509
Less: Accumulated depreciation, depletion and amortization	(24,482)	(24,202)
Total property and equipment, net	10,215	9,938
Operating lease assets	186	187
Long-term derivative assets	126	226
Deferred tax assets	—	—
Other long-term assets	82	84
Total long-term assets	394	497
TOTAL ASSETS	$11,847	$11,848
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$5	$206
Accounts payable	1,488	1,282
Taxes payable	80	93
Interest payable	49	75
Derivative liabilities	3,940	1,279
Current operating lease liabilities	44	42
Other current liabilities	64	75
Total current liabilities	5,670	3,052
Long-term debt	4,895	5,201
Long-term operating lease liabilities	139	142
Long-term derivative liabilities	1,023	632
Pension and other postretirement liabilities	25	23
Other long-term liabilities	214	251
Total long-term liabilities	6,296	6,249
Commitments and contingencies (Note 12)
Equity/(deficit):
Common stock, $0.01 par value; 2,500,000,000 shares authorized; issued 1,160,451,456 shares as of March 31, 2022 and 1,158,672,666 shares as of December 31, 2021	12	12
Additional paid-in capital	7,159	7,150
Accumulated deficit	(7,063)	(4,388)
Accumulated other comprehensive loss	(25)	(25)
Common stock in treasury, 44,353,224 shares as of March 31, 2022 and December 31, 2021	(202)	(202)
Total equity/(deficit)	(119)	2,547
TOTAL LIABILITIES AND EQUITY	$11,847	$11,848

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
(in millions)	2022	2021
Cash Flows From Operating Activities:
Net income (loss)	$(2,675)	$80
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	275	96
Amortization of debt issuance costs	2	2
Loss on derivatives, unsettled	3,232	169
Stock-based compensation	1	—
Loss on early extinguishment of debt	2	—
Other	(1)	—
Change in assets and liabilities, excluding impact from acquisitions:
Accounts receivable	89	(33)
Accounts payable	126	33
Taxes payable	(13)	(8)
Interest payable	(16)	(2)
Inventories	4	9
Other assets and liabilities	(54)	1
Net cash provided by operating activities	972	347

Cash Flows From Investing Activities:
Capital investments	(500)	(227)
Proceeds from sale of property and equipment	—	1
Other	—	(1)
Net cash used in investing activities	(500)	(227)

Cash Flows From Financing Activities:
Payments on current portion of long-term debt	(202)	—
Payments on long-term debt	(21)	—
Payments on revolving credit facility	(2,803)	(923)
Borrowings under revolving credit facility	2,517	790
Change in bank drafts outstanding	34	7
Cash paid for tax withholding	(4)	(3)
Net cash used in financing activities	(479)	(129)

Decrease in cash and cash equivalents	(7)	(9)
Cash and cash equivalents at beginning of year	28	13
Cash and cash equivalents at end of period	$21	$4

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury		Total
	Shares Issued	Amount				Shares	Amount

	(in millions, except share amounts)
Balance at December 31, 2021	1,158,672,666	$12	$7,150	$(4,388)	$(25)	44,353,224	$(202)	$2,547
Comprehensive loss:
Net loss	—	—	—	(2,675)	—	—	—	(2,675)
Other comprehensive income	—	—	—	—	—	—	—	—
Total comprehensive loss	—	—	—	—	—	—	—	(2,675)
Stock-based compensation	—	—	1	—	—	—	—	1
Performance units vested	2,499,860	—	12	—	—	—	—	12
Tax withholding – stock compensation	(721,070)	—	(4)	—	—	—	—	(4)
Balance at March 31, 2022	1,160,451,456	$12	$7,159	$(7,063)	$(25)	44,353,224	$(202)	$(119)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury		Total
	Shares Issued	Amount				Shares	Amount

	(in millions, except share amounts)
Balance at December 31, 2020	718,795,700	$7	$5,093	$(4,363)	$(38)	44,353,224	$(202)	$497
Comprehensive income:
Net income	—	—	—	80	—	—	—	80
Other comprehensive income	—	—	—	—	—	—	—	—
Total comprehensive income	—	—	—	—	—	—	—	80
Issuance of restricted stock	10,067	—	—	—	—	—	—	—
Cancellation of restricted stock	(405)	—	—	—	—	—	—	—
Restricted units vested	2,136,882	—	8	—	—	—	—	8
Performance units vested	1,001,505	—	4	—	—	—	—	4
Tax withholding – stock compensation	(748,627)	—	(3)	—	—	—	—	(3)
Balance at March 31, 2021	721,195,122	$7	$5,102	$(4,283)	$(38)	44,353,224	$(202)	$586

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(1) BASIS OF PRESENTATION
Nature of Operations
Southwestern Energy Company (including its subsidiaries, collectively “Southwestern” or the “Company”) is an independent energy company engaged in natural gas, oil and NGLs development, exploration and production (“E&P”). The Company is also focused on creating and capturing additional value through its marketing business (“Marketing”). Southwestern conducts most of its business through subsidiaries and operates principally in two segments: E&P and Marketing.
E&P. Southwestern’s primary business is the development and production of natural gas as well as associated NGLs and oil, with ongoing operations focused on unconventional natural gas and oil reservoirs located in Pennsylvania, West Virginia, Ohio and Louisiana. The Company’s operations in Pennsylvania, West Virginia and Ohio, herein referred to as “Appalachia,” are primarily focused on the Marcellus Shale, the Utica and the Upper Devonian unconventional natural gas and liquids reservoirs. The Company’s operations in Louisiana, herein referred to as “Haynesville,” are primarily focused on the Haynesville and Bossier natural gas reservoirs (“Haynesville and Bossier Shales”). The Company also operates drilling rigs and provides certain oilfield products and services, principally serving the Company’s E&P operations through vertical integration.
Marketing. Southwestern’s marketing activities capture opportunities that arise through the marketing and transportation of natural gas, oil and NGLs primarily produced in its E&P operations.
Basis of Presentation
The accompanying consolidated financial statements were prepared using accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been appropriately condensed or omitted in this Quarterly Report.
The comparability of certain 2022 amounts to prior periods could be impacted as a result of the Indigo Merger (as defined below) completed on September 1, 2021, and the GEPH Merger (as defined below) completed on December 31, 2021. The Company believes the disclosures made are adequate to make the information presented not misleading.
Principles of Consolidation
The consolidated financial statements contained in this report include all normal and recurring material adjustments that, in the opinion of management, are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented herein.  It is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Annual Report”).
The Company’s significant accounting policies, which have been reviewed and approved by the Audit Committee of the Company’s Board of Directors, are summarized in Note 1 in the Notes to the Consolidated Financial Statements included in the Company’s 2021 Annual Report.
(2) ACQUISITIONS
In September 2021, Southwestern completed the Indigo Merger, as defined and described below, to establish operations into the Haynesville and Bossier Shales. In December 2021, Southwestern completed the GEPH Merger, as defined and described below, to extend those operations in the Haynesville and Bossier Shales. For the three months ended March 31, 2022, revenues and operating income associated with the operations acquired through the Indigo and GEPH Mergers totaled $753 million and $482 million, respectively.
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

Under the terms and conditions of the GEPH Merger Agreement, the outstanding equity interests in GEPH were cancelled and converted into the right to receive $1,269 million in cash consideration and 99,337,748 shares of Southwestern common stock. These shares of Southwestern common stock had an aggregate dollar value equal to approximately $463 million, based on the closing price of $4.66 per share of Southwestern common stock on the NYSE on December 31, 2021. In addition, the Company assumed GEPH’s revolving line of credit balance of $81 million as of December 31, 2021. This balance was subsequently repaid, and the GEPH revolving line of credit was retired on December 31, 2021. See Note 11 for additional information.
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
The following table sets forth the preliminary fair value of the assets acquired and liabilities assumed as of the acquisition date. Certain data necessary to complete the purchase price allocation is still under evaluation, including, but not limited to, the final actualization of accrued liabilities and receivable balances as well as the valuation of natural gas and oil properties. The Company will finalize the purchase price allocation during the twelve-month period following the acquisition date, during which time the value of the assets and liabilities may be revised as appropriate.

(in millions)	As of December 31, 2021
Consideration:
Total consideration	$1,732
Fair Value of Assets Acquired:
Cash and cash equivalents	11
Accounts receivable	171
Other current assets	3
Commodity derivative assets	56
Evaluated oil and gas properties	1,783
Unevaluated oil and gas properties (1)	58
Other property, plant and equipment	2
Other long-term assets	3
Total assets acquired	2,087
Fair Value of Liabilities Assumed:
Accounts payable (2)	164
Other current liabilities	1
Derivative liabilities	75
Revolving credit facility	81
Asset retirement obligations	24
Other noncurrent liabilities (2)	10
Total liabilities assumed	355
Net Assets Acquired and Liabilities Assumed	$1,732
(1)Reflects $1 million purchase price adjustment during the three months ended March 31, 2022.
(2)Reflects purchase price adjustments reflecting a decrease of $6 million to accounts payable and a $5 million increase to other noncurrent liabilities during the three months ended March 31, 2022.
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

With the completion of the GEPH Merger, Southwestern acquired proved and unproved properties of approximately $1,783 million and $58 million, respectively, primarily associated with the Haynesville and Bossier formations. The remaining $2 million in Other property, plant and equipment consists of land, facilities and various equipment.
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
The outstanding equity interests in Indigo were cancelled and converted into the right to receive (i) $373 million in cash consideration, subject to adjustment as provided in the Indigo Merger Agreement, and (ii) 337,827,171 shares of Southwestern common stock. These shares of Southwestern common stock had an aggregate dollar value equal to approximately $1,588 million, based on the closing price of $4.70 per share of Southwestern common stock on the NYSE on September 1, 2021. Additionally, Southwestern assumed $700 million in aggregate principal amount of Indigo’s 5.375% Senior Notes due 2029 (the “Indigo Notes”) with a fair value of $726 million as of September 1, 2021, which were subsequently exchanged for $700 million of newly issued 5.375% Senior Notes due 2029. In addition, the Company assumed Indigo’s revolving line of credit balance of $95 million as of September 1, 2021. This balance was subsequently repaid in September 2021, and the Indigo revolving line of credit was retired in September 2021. See Note 7 and Note 11 for additional information.
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
The following table sets forth the preliminary fair value of the assets acquired and liabilities assumed as of the acquisition date. Certain data necessary to complete the purchase price allocation is still under evaluation, including, but not limited to, the valuation of natural gas and oil properties and the resolution of certain matters that the Company is indemnified for under the Indigo Merger Agreement. The Company will finalize the purchase price allocation during the twelve-month period following the acquisition date, during which time the value of the assets and liabilities may be revised as appropriate.

(in millions)	As of September 1, 2021
Consideration:
Total consideration	$1,961
Fair Value of Assets Acquired:
Cash and cash equivalents	55
Accounts receivable	192
Other current assets	2
Commodity derivative assets	2
Evaluated oil and gas properties	2,724
Unevaluated oil and gas properties (1)	693
Other property, plant and equipment	4
Other long-term assets	27
Total assets acquired	3,699
Fair Value of Liabilities Assumed:
Accounts payable (1)	283
Other current liabilities	55
Derivative liabilities	501
Revolving credit facility	95
Senior unsecured notes	726
Asset retirement obligations	8
Other noncurrent liabilities	70
Total liabilities assumed	1,738
Net Assets Acquired and Liabilities Assumed	$1,961
(1)Reflects $9 million purchase price adjustment during the three months ended March 31, 2022.
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
With the completion of the Indigo Merger, Southwestern acquired proved and unproved properties of approximately $2,724 million and $693 million, respectively, primarily associated with the Haynesville and Bossier formations. The remaining $4 million in Other property, plant and equipment consists of land, water facilities and various equipment.
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
Prior to the Indigo Merger, in May 2021, Indigo closed on an agreement to divest its Cotton Valley natural gas and oil properties. Indigo retained certain contractual commitments related to volume commitments associated with natural gas gathering, for which Southwestern has assumed the obligation to pay the gathering provider for any unused portion of the volume commitment under the agreement through 2027, depending on the buyer’s actual use. As of March 31, 2022, up to approximately $34 million of these contractual commitments remain, and the Company has recorded a $17 million liability for the estimated future payments.
Excluding the Cotton Valley gathering agreement (discussed above), the Company has recorded additional liabilities totaling $35 million as of March 31, 2022, primarily related to purchase or volume commitments associated with gathering and fresh water. These amounts will be recognized as payments are made over a period of two years.

Merger-Related Expenses
The following table summarizes the merger-related expenses incurred:

	For the three months ended March 31,
	2022			2021
(in millions)	Indigo Merger	GEPH Merger	Total	Montage Merger
Transition services	$—	$18	$18	$—
Professional fees (bank, legal, consulting)	—	1	1	—
Contract buyouts, terminations and transfers	—	2	2	—
Due diligence and environmental	1	—	1	—
Employee-related	—	1	1	1
Other	—	2	2	—
Total merger-related expenses	$1	$24	$25	$1
Pro Forma Information
The following table summarizes the unaudited pro forma condensed financial information for the three months ended March 31, 2021 as if the Indigo Merger and the GEPH Merger each had occurred on January 1, 2020:

(in millions)	For the three months ended March 31, 2021
Revenues	$1,471
Net income attributable to common stock	$30
Net income attributable to common stock per share - basic	$0.03
Net income attributable to common stock per share - diluted	$0.03
The unaudited pro forma information is not necessarily indicative of the operating results that would have occurred had the Indigo Merger and the GEPH Merger each been completed at January 1, 2020, nor is it necessarily indicative of future operating results of the combined entities. The unaudited pro forma information gives effect to the Indigo Merger and the GEPH Merger and any related equity and debt issuances, along with the use of proceeds therefrom, as if they had occurred on January 1, 2020 and is a result of combining the statements of operations of Southwestern with the pre-merger results of Indigo and GEPH, including adjustments for revenues and direct expenses. The pro forma results exclude any cost savings anticipated as a result of the Indigo Merger and the GEPH Merger, and include adjustments to DD&A (depreciation, depletion and amortization) based on the purchase price allocated to property, plant, and equipment and the estimated useful lives as well as adjustments to interest expense. Interest expense was adjusted to reflect any retirement of assumed senior notes, credit facilities, all related accrued interest and the associated decrease in amortization of issuance costs related to notes retired and revolving lines of credit. Interest expense was also adjusted to include the impact of the assumption and exchange of Indigo’s $700 million of 5.375% Senior Notes due 2029 for equivalent Southwestern senior notes and to reflect the retirement of the Indigo and GEPH credit facilities, all related accrued interest and the associated decreases in amortization of issuance costs related to the respective revolving lines of credit. Management believes the estimates and assumptions are reasonable, and the relative effects of the Indigo Merger and the GEPH Merger are properly reflected.
(3) RESTRUCTURING CHARGES
The following table presents a summary of the restructuring charges included in Operating Income for the three months ended March 31, 2022 and 2021:

	For the three months ended March 31,
(in millions)	2022	2021
Severance (including payroll taxes) (1)	$—	$6
(1)All restructuring charges were recorded on the Company’s E&P segment for all periods presented.
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

The Company had no liabilities associated with restructuring activities at March 31, 2022 and December 31, 2021.

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
Disaggregation of Revenues
The Company presents a disaggregation of E&P revenues by product on the consolidated statements of operations net of intersegment revenues.  The following table reconciles operating revenues as presented on the consolidated statements of operations to the operating revenues by segment:

(in millions)	E&P	Marketing	Intersegment Revenues	Total
Three months ended March 31, 2022
Gas sales	$1,690	$—	$2	$1,692
Oil sales	110	—	1	111
NGL sales	272	—	—	272
Marketing	—	2,755	(1,889)	866
Other (1)	2	—	—	2
Total	$2,074	$2,755	$(1,886)	$2,943

Three months ended March 31, 2021
Gas sales	$451	$—	$13	$464
Oil sales	80	—	1	81
NGL sales	173	—	—	173
Marketing	—	996	(644)	352
Other (2)	1	1	—	2
Total	$705	$997	$(630)	$1,072
(1)For the three months ended March 31, 2022, other E&P revenues consists primarily of gains on purchaser imbalances associated with natural gas and certain NGLs.
(2)For the three months ended March 31, 2021, other E&P revenues consists primarily of gains on purchaser imbalances associated with certain NGLs and other Marketing revenues consists primarily of sales of gas from storage.

Associated E&P revenues are also disaggregated for analysis on a geographic basis by the core areas in which the Company operates, which are primarily Appalachia and Haynesville.

	For the three months ended March 31,
(in millions)	2022	2021
Appalachia	$1,321	$704
Haynesville	753	—
Other	—	1
Total	$2,074	$705
Receivables from Contracts with Customers
The following table reconciles the Company’s receivables from contracts with customers to consolidated accounts receivable as presented on the consolidated balance sheet:

(in millions)	March 31, 2022	December 31, 2021
Receivables from contracts with customers	$972	$1,085
Other accounts receivable	99	75
Total accounts receivable	$1,071	$1,160
Amounts recognized against the Company’s allowance for doubtful accounts related to receivables arising from contracts with customers were immaterial for the three months ended March 31, 2022 and 2021, respectively. The Company has no contract assets or contract liabilities associated with its revenues from contracts with customers.
(5) CASH AND CASH EQUIVALENTS
The following table presents a summary of cash and cash equivalents as of March 31, 2022 and December 31, 2021:

(in millions)	March 31, 2022	December 31, 2021
Cash	$21	$28
Marketable securities (1)	—	—
Total	$21	$28
(1)Typically consists of government stable value money market funds.
(6) NATURAL GAS AND OIL PROPERTIES
The Company utilizes the full cost method of accounting for costs related to the development, exploration and acquisition of natural gas and oil properties.  Under this method, all such costs (productive and nonproductive), including salaries, benefits and other internal costs directly attributable to these activities, are capitalized on a country-by-country basis and amortized over the estimated lives of the properties using the units-of-production method.  These capitalized costs are subject to a ceiling test that limits such pooled costs, net of applicable deferred taxes, to the aggregate of the present value of future net revenues attributable to proved natural gas, oil and NGL reserves discounted at 10% (standardized measure).  Any costs in excess of the ceiling are written off as a non-cash expense.  The expense may not be reversed in future periods, even though higher natural gas, oil and NGL prices may subsequently increase the ceiling.  Companies using the full cost method are required to use the average quoted price from the first day of each month from the previous 12 months, including the impact of derivatives designated for hedge accounting, to calculate the ceiling value of their reserves. The Company had no hedge positions that were designated for hedge accounting as of March 31, 2022. Prices used to calculate the ceiling value of reserves were as follows:

	March 31, 2022	March 31, 2021
Natural gas (per MMBtu)	$4.09	$2.16
Oil (per Bbl)	$75.39	$40.01
NGLs (per Bbl)	$32.75	$13.57
Using the average quoted prices above, adjusted for market differentials, the Company’s net book value of its United States natural gas and oil properties did not exceed the ceiling amount at March 31, 2022. Decreases in market prices as well as changes in production rates, levels of reserves, evaluation of costs excluded from amortization, future development costs and production costs could result in future non-cash ceiling test impairments to the Company’s natural gas and oil properties.

The Company did not record an impairment expense related to its other non-full cost pool gas and oil properties during the three months ended March 31, 2022 or 2021.
(7) EARNINGS PER SHARE
Basic earnings per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reportable period.  The diluted earnings per share calculation adds to the weighted average number of common shares outstanding: the incremental shares that would have been outstanding assuming the exercise of dilutive stock options, the vesting of unvested restricted shares of common stock, restricted stock units and performance units.  An antidilutive impact is an increase in earnings per share or a reduction in net loss per share resulting from the conversion, exercise or contingent issuance of certain securities.
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
The following table presents the computation of earnings per share for the three months ended March 31, 2022 and 2021:

	For the three months ended March 31,
(in millions, except share/per share amounts)	2022	2021
Net income (loss)	$(2,675)	$80

Number of common shares:
Weighted average outstanding	1,114,610,964	675,385,145
Issued upon assumed exercise of outstanding stock options	—	—
Effect of issuance of non-vested restricted common stock	—	870,541
Effect of issuance of non-vested restricted units	—	804,944
Effect of issuance of non-vested performance units	—	2,807,195
Weighted average and potential dilutive outstanding	1,114,610,964	679,867,825

Earnings (loss) per common share
Basic	$(2.40)	$0.12
Diluted	$(2.40)	$0.12
The following table presents the common stock shares equivalent excluded from the calculation of diluted earnings per share for the three months ended March 31, 2022 and 2021, as they would have had an antidilutive effect:

	For the three months ended March 31,
	2022	2021
Unexercised stock options	2,948,488	3,795,091
Stock-based compensation	1,436,920	—
Restricted stock units	2,528,005	3,987,291
Performance units	1,917,579	—
Total	8,830,992	7,782,382

(8) DERIVATIVES AND RISK MANAGEMENT
The Company is exposed to volatility in market prices and basis differentials for natural gas, oil and NGLs which impacts the predictability of its cash flows related to the sale of those commodities.  These risks are managed by the Company’s use of certain derivative financial instruments.  As of March 31, 2022, the Company’s derivative financial instruments consisted of fixed price swaps, two-way costless collars, three-way costless collars, basis swaps, call options, swaptions and interest rate swaps.  A description of the Company’s derivative financial instruments is provided below:

Fixed price swaps	If the Company sells a fixed price swap, the Company receives a fixed price for the contract, and pays a floating market price to the counterparty. If the Company purchases a fixed price swap, the Company receives a floating market price for the contract, and pays a fixed price to the counterparty.

Two-way costless collars	Arrangements that contain a fixed floor price (“purchased put option”) and a fixed ceiling price (“sold call option”) based on an index price which, in aggregate, have no net cost. At the contract settlement date, (1) if the index price is higher than the ceiling price, the Company pays the counterparty the difference between the index price and ceiling price, (2) if the index price is between the floor and ceiling prices, no payments are due from either party, and (3) if the index price is below the floor price, the Company will receive the difference between the floor price and the index price.

Three-way costless collars	Arrangements that contain a purchased put option, a sold call option and a sold put option based on an index price that, in aggregate, have no net cost. At the contract settlement date, (1) if the index price is higher than the sold call strike price, the Company pays the counterparty the difference between the index price and sold call strike price, (2) if the index price is between the purchased put strike price and the sold call strike price, no payments are due from either party, (3) if the index price is between the sold put strike price and the purchased put strike price, the Company will receive the difference between the purchased put strike price and the index price, and (4) if the index price is below the sold put strike price, the Company will receive the difference between the purchased put strike price and the sold put strike price.

Basis swaps	Arrangements that guarantee a price differential for natural gas from a specified delivery point. If the Company sells a basis swap, the Company receives a payment from the counterparty if the price differential is greater than the stated terms of the contract, and pays the counterparty if the price differential is less than the stated terms of the contract. If the Company purchases a basis swap, the Company pays the counterparty if the price differential is greater than the stated terms of the contract, and receives a payment from the counterparty if the price differential is less than the stated terms of the contract.

Options (Calls and Puts)	The Company purchases and sells options in exchange for premiums. If the Company purchases a call option, the Company receives from the counterparty the excess (if any) of the market price over the strike price of the call option at the time of settlement, but if the market price is below the call’s strike price, no payment is due from either party. If the Company sells a call option, the Company pays the counterparty the excess (if any) of the market price over the strike price of the call option at the time of settlement, but if the market price is below the call’s strike price, no payment is due from either party. If the Company purchases a put option, the Company receives from the counterparty the excess (if any) of the strike price over the market price of the put option at the time of settlement, but if the market price is above the put’s strike price, no payment is due from either party. If the Company sells a put option, the Company pays the counterparty the excess (if any) of the strike price over the market price of the put option at the time of settlement, but if the market price is above the put’s strike price, no payment is due from either party.

Index swaps	Natural gas index swaps are used to manage the Company’s exposure to volatility in daily cash market pricing. When the Company sells an index swap, the Company pays an amount equal to the average of the daily index price for a given month at a specified location, and receives a first of month index price based on the same location.

Swaptions	Instruments that refer to an option to enter into a fixed price swap. In exchange for an option premium, the purchaser gains the right but not the obligation to enter a specified swap agreement with the issuer for specified future dates. If the Company sells a swaption, the counterparty has the right to enter into a fixed price swap wherein the Company receives a fixed price for the contract and pays a floating market price to the counterparty. If the Company purchases a swaption, the Company has the right to enter into a fixed price swap wherein the Company receives a floating market price for the contract and pays a fixed price to the counterparty.

Interest rate swaps	Interest rate swaps are used to fix or float interest rates on existing or anticipated indebtedness. The purpose of these instruments is to manage the Company’s existing or anticipated exposure to unfavorable interest rate changes.
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
The following tables provide information about the Company’s financial instruments that are sensitive to changes in commodity prices and that are used to protect the Company’s exposure. None of the financial instruments below are designated for hedge accounting treatment.  The tables present the notional amount, the weighted average contract prices and the fair value by expected maturity dates as of March 31, 2022:

Financial Protection on Production
		Weighted Average Price per MMBtu
	Volume (Bcf)	Swaps	Sold Puts	Purchased Puts	Sold Calls	Basis Differential	Fair Value at March 31, 2022 (in millions)
Natural Gas
2022
Fixed price swaps	627	$3.04	$—	$—	$—	$—	$(1,672)
Two-way costless collars	78	—	—	2.53	2.92	—	(216)
Three-way costless collars	277	—	2.03	2.48	2.88	—	(784)
Total	982						$(2,672)
2023
Fixed price swaps	504	$3.08	$—	$—	$—	$—	$(675)
Two-way costless collars	219	—	—	3.03	3.55	—	(217)
Three-way costless collars	215	—	2.09	2.54	3.00	—	(355)
Total	938						$(1,247)
2024
Fixed price swaps	224	$2.96	$—	$—	$—	$—	$(174)
Two-way costless collars	44	—	—	3.07	3.53	—	(19)
Three-way costless collars	11	—	2.25	2.80	3.54	—	(12)
Total	279						$(205)

Basis Swaps
2022	277	$—	$—	$—	$—	$(0.53)	$72
2023	250	—	—	—	—	(0.47)	20
2024	46	—	—	—	—	(0.71)	9
2025	9	—	—	—	—	(0.64)	3
Total	582						$104

	Volume (MBbls)	Weighted Average Strike Price per Bbl				Fair Value at March 31, 2022 (in millions)
		Swaps	Sold Puts	Purchased Puts	Sold Calls
Oil
2022
Fixed price swaps	2,376	$53.32	$—	$—	$—	$(94)
Three-way costless collars	1,037	—	39.83	50.17	57.01	(38)
Total	3,413					$(132)
2023
Fixed price swaps	846	$55.98	$—	$—	$—	$(23)
Three-way costless collars	1,268	—	33.97	45.51	56.12	(36)
Total	2,114					$(59)
2024
Fixed price swaps	603	$68.68	$—	$—	$—	$(5)

Ethane
2022
Fixed price swaps	4,142	$11.27	$—	$—	$—	$(26)
2023
Fixed price swaps	1,308	$11.91	$—	$—	$—	$(3)

Propane
2022
Fixed price swaps	4,643	$31.09	$—	$—	$—	$(118)
Three-way costless collars	230	—	16.80	21.00	31.92	(6)
Total	4,873					$(124)
2023
Fixed price swaps	1,066	$37.15	$—	$—	$—	$(8)

Normal Butane
2022
Fixed price swaps	1,388	$36.22	$—	$—	$—	$(43)
2023
Fixed price swaps	329	$40.64	$—	$—	$—	$(3)

Natural Gasoline
2022
Fixed price swaps	1,497	$55.78	$—	$—	$—	$(57)
2023
Fixed price swaps	359	$66.00	$—	$—	$—	$(5)

Other Derivative Contracts
	Volume (Bcf)	Weighted Average Strike Price per MMBtu	Fair Value at March 31, 2022 (in millions)
Call Options – Natural Gas (Net)
2022	63	$3.01	$(171)
2023	46	2.94	(74)
2024	9	3.00	(13)
Total	118		$(258)

	Volume (Bcf)	Weighted Average Strike Price per MMBtu		Fair Value at March 31, 2022 (in millions)
		Swaps	Basis Differential
Storage (1)
2022
Purchased fixed price swaps	—	$2.14	$—	$1
(1)The Company has entered into certain derivatives to protect the value of volumes of natural gas injected into a storage facility that will be withdrawn and sold at a later date.
At March 31, 2022, the net fair value of the Company’s financial instruments was a $4,734 million liability, which included net reduction of the liability of $8 million related to non-performance risk. See Note 10 for additional details regarding the Company’s fair value measurements of its derivatives position.
As of March 31, 2022, the Company had no positions designated for hedge accounting treatment. Gains and losses on derivatives that are not designated for hedge accounting treatment, or do not meet hedge accounting requirements, are recorded as a component of gain (loss) on derivatives on the consolidated statements of operations. Accordingly, the gain (loss) on derivatives component of the statement of operations reflects the gains and losses on both settled and unsettled derivatives. Only the settled gains and losses are included in the Company’s realized commodity price calculations.
The balance sheet classification of the assets and liabilities related to derivative financial instruments are summarized below as of March 31, 2022 and December 31, 2021:

Derivative Assets
		Fair Value
(in millions)	Balance Sheet Classification	March 31, 2022	December 31, 2021
Derivatives not designated as hedging instruments:
Fixed price swaps – natural gas	Derivative assets	$—	$79
Fixed price swaps – ethane	Derivative assets	—	2
Fixed price swaps – propane	Derivative assets	—	2
Fixed price swaps – normal butane	Derivative assets	—	1
Two-way costless collars – natural gas	Derivative assets	10	9
Three-way costless collars – natural gas	Derivative assets	9	12
Three-way costless collars – oil	Derivative assets	1	1
Basis swaps – natural gas	Derivative assets	82	77
Purchased fixed price swaps – natural gas storage	Derivative assets	1	—
Fixed price swaps – natural gas	Other long-term assets	—	64
Two-way costless collars – natural gas	Other long-term assets	44	100
Three-way costless collars – natural gas	Other long-term assets	12	37
Three-way costless collars – oil	Other long-term assets	1	3
Basis swaps – natural gas	Other long-term assets	70	22
Interest rate swaps	Other long-term assets	—	2
Total derivative assets		$230	$411

Derivative Liabilities
		Fair Value
(in millions)	Balance Sheet Classification	March 31, 2022	December 31, 2021
Derivatives not designated as hedging instruments:
Fixed price swaps – natural gas storage	Derivative liabilities	$—	$1
Fixed price swaps – natural gas	Derivative liabilities	1,999	565
Fixed price swaps – oil	Derivative liabilities	101	60
Fixed price swaps – ethane	Derivative liabilities	28	10
Fixed price swaps – propane	Derivative liabilities	122	78
Fixed price swaps – normal butane	Derivative liabilities	44	27
Fixed price swaps – natural gasoline	Derivative liabilities	59	33
Two-way costless collars – natural gas	Derivative liabilities	316	104
Two-way costless collars – ethane	Derivative liabilities	—	1
Three-way costless collars – natural gas	Derivative liabilities	977	298
Three-way costless collars – oil	Derivative liabilities	49	24
Three-way costless collars – propane	Derivative liabilities	6	4
Basis swaps – natural gas	Derivative liabilities	43	9
Call options – natural gas	Derivative liabilities	201	67
Fixed price swaps – natural gas	Long-term derivative liabilities	522	246
Fixed price swaps – oil	Long-term derivative liabilities	21	9
Fixed price swaps – ethane	Long-term derivative liabilities	1	—
Fixed price swaps – propane	Long-term derivative liabilities	4	1
Fixed price swaps – normal butane	Long-term derivative liabilities	2	—
Fixed price swaps – natural gasoline	Long-term derivative liabilities	3	1
Two-way costless collars – natural gas	Long-term derivative liabilities	190	115
Three-way costless collars – natural gas	Long-term derivative liabilities	195	178
Three-way costless collars – oil	Long-term derivative liabilities	27	21
Basis swap – natural gas	Long-term derivative liabilities	5	22
Call options – natural gas	Long-term derivative liabilities	57	42
Total derivative liabilities		$4,972	$1,916

Net Derivative Position
	March 31, 2022	December 31, 2021
(in millions)
Net current derivative liabilities	$(3,842)	$(1,098)
Net long-term derivative liabilities	(900)	(407)
Non-performance risk adjustment	8	3
Net total derivative liabilities	$(4,734)	$(1,502)

The following tables summarize the before-tax effect of the Company’s derivative instruments on the consolidated statements of operations for the three months ended March 31, 2022 and 2021:

Unsettled Gain (Loss) on Derivatives Recognized in Earnings
	Consolidated Statement of Operations Classification of Gain (Loss) on Derivatives, Unsettled	For the three months ended March 31,
Derivative Instrument		2022	2021

		(in millions)
Fixed price swaps – natural gas	Gain (Loss) on Derivatives	$(1,853)	$(22)
Fixed price swaps – oil	Gain (Loss) on Derivatives	(53)	(40)
Fixed price swaps – ethane	Gain (Loss) on Derivatives	(21)	(2)
Fixed price swaps – propane	Gain (Loss) on Derivatives	(49)	(45)
Fixed price swaps – normal butane	Gain (Loss) on Derivatives	(20)	(15)
Fixed price swaps – natural gasoline	Gain (Loss) on Derivatives	(28)	(20)
Two-way costless collars – natural gas	Gain (Loss) on Derivatives	(342)	(12)
Two-way costless collars – oil	Gain (Loss) on Derivatives	—	(1)
Two-way costless collars – ethane	Gain (Loss) on Derivatives	1	—
Three-way costless collars – natural gas	Gain (Loss) on Derivatives	(724)	—
Three-way costless collars – oil	Gain (Loss) on Derivatives	(33)	(18)
Three-way costless collars – propane	Gain (Loss) on Derivatives	(2)	(1)
Basis swaps – natural gas	Gain (Loss) on Derivatives	36	3
Call options – natural gas	Gain (Loss) on Derivatives	(149)	3
Call options – oil	Gain (Loss) on Derivatives	—	(1)
Swaptions – natural gas	Gain (Loss) on Derivatives	—	1
Purchased fixed price swap – natural gas storage	Gain (Loss) on Derivatives	1	—
Fixed price swap – natural gas storage	Gain (Loss) on Derivatives	1	—
Interest rate swaps	Gain (Loss) on Derivatives	(2)	1
Total loss on unsettled derivatives		$(3,237)	$(169)

Settled Gain (Loss) on Derivatives Recognized in Earnings (1)
	Consolidated Statement of Operations Classification of Gain (Loss) on Derivatives, Settled	For the three months ended March 31,
Derivative Instrument		2022	2021

		(in millions)
Fixed price swaps – natural gas	Gain (Loss) on Derivatives	$(297)	$5
Fixed price swaps – oil	Gain (Loss) on Derivatives	(33)	(17)
Fixed price swaps – ethane	Gain (Loss) on Derivatives	(8)	(4)
Fixed price swaps – propane	Gain (Loss) on Derivatives	(41)	(30)
Fixed price swaps – normal butane	Gain (Loss) on Derivatives	(14)	(7)
Fixed price swaps – natural gasoline	Gain (Loss) on Derivatives	(19)	(9)
Two-way costless collars – natural gas	Gain (Loss) on Derivatives	(104)	2
Two-way costless collars – oil	Gain (Loss) on Derivatives	—	(1)
Two-way costless collars – ethane	Gain (Loss) on Derivatives	(1)	—
Three-way costless collars – natural gas	Gain (Loss) on Derivatives	(121)	1
Three-way costless collars – oil	Gain (Loss) on Derivatives	(13)	(1)
Three-way costless collars – propane	Gain (Loss) on Derivatives	(2)	—
Basis swaps – natural gas	Gain (Loss) on Derivatives	1	41
Index swaps – natural gas	Gain (Loss) on Derivatives	(1)	—
Call options – natural gas	Gain (Loss) on Derivatives	(39)	—
Put options – natural gas	Gain (Loss) on Derivatives	—	(2)	(2)
Fixed price swaps – natural gas storage	Gain (Loss) on Derivatives	(3)	—
Total loss on settled derivatives		$(695)	$(22)
(1)The Company calculates gain (loss) on derivatives, settled, as the summation of gains and losses on positions that settled within the period.
(2)Includes $2 million in amortization of premiums paid related to certain natural gas put options for the three months ended March 31, 2021, which is included in gain (loss) on derivatives on the consolidated statements of operations.

Total Gain (Loss) on Derivatives Recognized in Earnings
	For the three months ended March 31,
	2022	2021

	(in millions)
Total loss on unsettled derivatives	$(3,237)	$(169)
Total loss on settled derivatives	(695)	(22)
Non-performance risk adjustment	5	—
Total loss on derivatives	$(3,927)	$(191)
(9) RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables detail the components of accumulated other comprehensive income and the related tax effects for the three months ended March 31, 2022:

(in millions)	Pension and Other Postretirement	Foreign Currency	Total
Beginning balance December 31, 2021	$(11)	$(14)	$(25)
Other comprehensive income before reclassifications	—	—	—
Amounts reclassified from other comprehensive income (1)	—	—	—
Net current-period other comprehensive income	—	—	—
Ending balance March 31, 2022	$(11)	$(14)	$(25)
(1)For the three months ended March 31, 2022, the amounts reclassified from accumulated other comprehensive income was less than $1 million. See Note 14 for additional details regarding the Company’s pension and other postretirement benefit plans.
(10) FAIR VALUE MEASUREMENTS
Assets and liabilities measured at fair value on a recurring basis
The carrying amounts and estimated fair values of the Company’s financial instruments as of March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022		December 31, 2021
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$21	$21	$28	$28
2018 revolving credit facility due April 2024	174	174	460	460
Term Loan B due 2027	549	549	550	550
Senior notes (1)	4,209	4,318	4,430	4,745
Derivative instruments, net	(4,734)	(4,734)	(1,502)	(1,502)
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
Debt: The fair values of the Company’s senior notes are based on the market value of the Company’s publicly traded debt as determined based on the market prices of the Company’s senior notes. The fair values of the Company’s senior notes are considered to be a Level 1 measurement as these are actively traded in the market. The carrying values of the borrowings under both the Company’s 2018 credit facility (to the extent utilized) and Term Loan approximates fair value because the interest rates are variable and reflective of market rates.  The Company considers the fair values of its 2018 credit facility and Term Loan to be a Level 1 measurement on the fair value hierarchy.
Derivative Instruments: The Company measures the fair value of its derivative instruments based upon a pricing model that utilizes market-based inputs, including, but not limited to, the contractual price of the underlying position, current market prices, natural gas and liquids forward curves, discount rates for a similar duration of each outstanding position, volatility factors and non-performance risk. Non-performance risk considers the effect of the Company’s credit standing on the fair value of derivative liabilities and the effect of counterparty credit standing on the fair value of derivative assets. Both inputs to the model are based on published credit default swap rates and the duration of each outstanding derivative position. As of March 31, 2022 and December 31, 2021, the impact of non-performance risk on the fair value of the Company’s net derivative liability position was a reduction of the net liability of $8 million and $3 million, respectively.
The Company has classified its derivative instruments into levels depending upon the data utilized to determine their fair values.  The Company’s fixed price swaps (Level 2) are estimated using third-party discounted cash flow calculations using the New York Mercantile Exchange (“NYMEX”) futures index for natural gas and oil derivatives and Oil Price Information Service (“OPIS”) for ethane and propane derivatives. The Company utilizes discounted cash flow models for valuing its interest rate derivatives (Level 2). The net derivative values attributable to the Company’s interest rate derivative contracts as of March 31, 2022 and December 31, 2021 are based on (i) the contracted notional amounts, (ii) active market-quoted London Interbank Offered Rate (“LIBOR”) yield curves and (iii) the applicable credit-adjusted risk-free rate yield curve.
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
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 31, 2022
	Fair Value Measurements Using:
(in millions)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets (Liabilities) at Fair Value
Assets
Two-way costless collars	$—	$54	$—	$54
Three-way costless collars	—	23	—	23
Basis swaps	—	152	—	152
Purchased fixed price swaps – storage	—	1	—	1
Liabilities
Fixed price swaps	—	(2,906)	—	(2,906)
Two-way costless collars	—	(506)	—	(506)
Three-way costless collars	—	(1,254)	—	(1,254)
Basis swaps	—	(48)	—	(48)
Call options	—	(258)	—	(258)
Total (1)	$—	$(4,742)	$—	$(4,742)
(1)Excludes a net reduction to the liability fair value of $8 million related to estimated non-performance risk.

	December 31, 2021
	Fair Value Measurements Using:
(in millions)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets (Liabilities) at Fair Value
Assets
Fixed price swaps	$—	$148	$—	$148
Two-way costless collars	—	109	—	109
Three-way costless collars	—	53	—	53
Basis swaps	—	99	—	99
Interest rate swaps	—	2	—	2
Liabilities
Fixed price swaps	—	(1,031)	—	(1,031)
Two-way costless collars	—	(220)	—	(220)
Three-way costless collars	—	(525)	—	(525)
Basis swaps	—	(31)	—	(31)
Call options	—	(109)	—	(109)
Total (1)	$—	$(1,505)	$—	$(1,505)
(1)Excludes a net reduction to the liability fair value of $3 million related to estimated non-performance risk.
See Note 14 for a discussion of the fair value measurement of the Company’s pension plan assets.
Assets and liabilities measured at fair value on a non-recurring basis
The Company completed the Indigo Merger and the GEPH Merger on September 1, 2021 and December 31, 2021, respectively. See Note 2 for a discussion of the fair value measurement of assets acquired and liabilities assumed.

(11) DEBT
The components of debt as of March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022
(in millions)	Debt Instrument		Unamortized Issuance Expense		Unamortized Debt Premium/Discount	Total
Current portion of long-term debt:
Variable rate (3.3% at March 31, 2022) Term Loan B due June 2027	$5	(1)	$—		$—	$5
Total current portion of long-term debt	$5		$—		$—	$5

Long-term debt:
Variable rate (2.10% at March 31, 2022) 2018 revolving credit facility due April 2024	$174		$—	(2)	$—	$174
4.95% Senior Notes due January 2025 (3)	389		(1)		—	388
Variable rate (3.3% at March 31, 2022) Term Loan B due June 2027	544		(7)		(1)	536
7.75% Senior Notes due October 2027	425		(4)		—	421
8.375% Senior Notes due September 2028	345		(5)		—	340
5.375% Senior Notes due February 2029	700		(6)		24	718
5.375% Senior Notes due September 2030	1,200		(16)		—	1,184
4.75% Senior Notes due February 2032	1,150		(16)		—	1,134
Total long-term debt	$4,927		$(55)		$23	$4,895

Total debt	$4,932		$(55)		$23	$4,900

	December 31, 2021
(in millions)	Debt Instrument		Unamortized Issuance Expense		Unamortized Debt Premium/Discount	Total
Current portion of long-term debt:
4.10% Senior Notes due March 2022	$201		$—		$—	$201
Variable rate (3.0% at December 31, 2021) Term Loan B due June 2027	5	(1)	—		—	5
Total current portion of long-term debt	$206		$—		$—	$206

Long-term debt:
Variable rate (2.08% at December 31, 2021) 2018 revolving credit facility, due April 2024	$460		$—	(2)	$—	$460
4.95% Senior Notes due January 2025 (3)	389		(1)		—	388
Variable rate (3.0% at December 31, 2021) Term Loan B due June 2027	545		(7)		(1)	537
7.75% Senior Notes due October 2027	440		(4)		—	436
8.375% Senior Notes due September 2028	350		(5)		—	345
5.375% Senior Notes due September 2029	700		(6)		25	719
5.375% Senior Notes due March 2030	1,200		(17)		—	1,183
4.75% Senior Notes due February 2032	1,150		(17)		—	1,133
Total long-term debt	$5,234		$(57)		$24	$5,201

Total debt	$5,440		$(57)		$24	$5,407
(1)The Term Loan requires quarterly principal repayments of $1.375 million, subject to adjustment for voluntary prepayments, beginning in March 2022.
(2)At March 31, 2022 and December 31, 2021, unamortized issuance expense of $9 million and $10 million, respectively, associated with the 2018 credit facility (as defined below) was classified as other long-term assets on the consolidated balance sheets.
(3)Effective in July 2018, the interest rate was 6.20% for the 2025 Notes, reflecting a net downgrade in the Company’s bond ratings since the initial offering. On April 7, 2020, S&P downgraded the Company’s bond rating to BB-, which had the effect of increasing the interest rate on the 2025 Notes to 6.45% following the July 23, 2020 interest payment date. The first coupon payment to the bondholders at the higher interest rate was paid in January 2021. On

September 1, 2021, S&P upgraded the Company’s bond rating to BB, and on January 6, 2022, S&P further upgraded the Company’s bond rating to BB+, which decreased the interest rate on the 2025 Notes to 5.95% beginning with coupon payments paid after January 2022.
The following is a summary of scheduled debt maturities by year as of March 31, 2022 and includes the quarterly Term Loan principal repayments of $1.375 million, subject to adjustment for voluntary prepayments, beginning in March 2022:

(in millions)
2022	$4
2023	6
2024 (1)	179
2025	395
2026	5
Thereafter	4,343
$4,932
(1)As of March 31, 2022, the Company’s 2018 credit facility matures in 2024. In April 2022, the 2018 credit facility was amended and restated resulting in the extension of the maturity date to 2027.
Credit Facilities
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
2.Maximum total net leverage ratio of no greater than, with respect to each fiscal quarter ending on or after June 30, 2020, 4.00 to 1.00.  Total net leverage ratio is defined as total debt less cash on hand (up to the lesser of 10% of credit limit or $150 million) divided by consolidated EBITDAX for the last four consecutive quarters. For purposes of calculating consolidated EBITDAX, the Company can include the Indigo and GEPH consolidated EBITDAX prior to the respective Mergers for the same twelve-month rolling period. EBITDAX, as defined in the Company’s 2018 credit agreement, excludes the effects of interest expense, depreciation, depletion and amortization, income tax, any non-cash impacts from impairments, certain non-cash hedging activities, stock-

based compensation expense, non-cash gains or losses on asset sales, unamortized issuance cost, unamortized debt discount and certain restructuring costs.
The 2018 credit facility contains customary events of default that include, among other things, the failure to comply with the financial covenants described above, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments and cross-defaults to material indebtedness.  If an event of default occurs and is continuing, all amounts outstanding under the 2018 credit facility may become immediately due and payable. As of March 31, 2022, the Company was in compliance with all of the covenants of the credit agreement in all material respects.
Each United States domestic subsidiary of the Company for which the Company owns 100% of its equity guarantees the 2018 credit facility.  Pursuant to requirements under the indentures governing its senior notes, each subsidiary that became a guarantor of the 2018 credit facility also became a guarantor of each of the Company’s senior notes.
As of March 31, 2022, the Company had $147 million in letters of credit and $174 million in borrowings outstanding under the 2018 credit facility. The Company currently does not anticipate being required to supply a materially greater amount of letters of credit under its existing contracts.
2022 Credit Facility
On April 8, 2022, the Company entered into an Amended and Restated Credit Agreement that replaces the 2018 credit facility (the “2022 credit facility”) with a group of banks, that as amended, has a maturity date of April 2027. The 2022 credit facility has an aggregate maximum revolving credit amount and borrowing base of $3.5 billion, and elected commitments of $2.0 billion. The borrowing base is subject to redetermination at least twice a year, which typically occurs in April and October, and is secured by substantially all of the assets owned by the Company and its subsidiaries. The 2022 credit facility has a term of five years from the effective date of April 8, 2022.
The Company may utilize the 2022 credit facility in the form of loans and letters of credit. Loans under the 2022 credit facility are subject to varying rates of interest based on whether the loan is a Secured Overnight Financing Rate (“SOFR”) loan or an alternate base rate loan. Term SOFR loans bear interest at term SOFR plus an applicable rate ranging from 1.75% to 2.75% based on the Company’s utilization of the 2022 credit facility, plus a 0.10% credit spread adjustment. Base rate loans bear interest at a base rate per year equal to the greatest of: (i) the prime rate; (ii) the federal funds effective rate plus 0.50%; and (iii) the adjusted term SOFR rate for a one-month interest period plus 1.00%, plus an applicable margin ranging from 0.75% to 1.75%, depending on the percentage of the commitments utilized. Commitment fees on unused commitment amounts under the 2022 credit facility range between 0.375% to 0.50%, depending on the percentage of the commitments utilized.
The 2022 credit facility contains customary representations and warranties and covenants including, among others, the following:
•a prohibition against incurring debt, subject to permitted exceptions;
•a restriction on creating liens on assets, subject to permitted exceptions;
•restrictions on mergers and asset dispositions;
•restrictions on use of proceeds, investments, declaring dividends, repurchasing junior debt, transactions with affiliates, or change of principal business; and
•maintenance of the following financial covenants, commencing with the fiscal quarter ended March 31, 2022:
1.Minimum current ratio of not less than 1.00 to 1.00, whereby current ratio is defined as the Company’s consolidated current assets (including unused commitments under the credit agreement, but excluding non-cash derivative assets) to consolidated current liabilities (excluding non-cash derivative obligations and current maturities of long-term debt).
2.Maximum total net leverage ratio of not greater than, with respect to the prior four fiscal quarters ending on or after March 31, 2022, 4.00 to 1.00.  Total net leverage ratio is defined as total debt less cash on hand (up to the lesser of 10% of credit limit or $150 million) divided by consolidated EBITDAX for the last four consecutive quarters.  EBITDAX, as defined in the credit agreement governing the Company’s 2018 credit facility, excludes the effects of interest expense, depreciation, depletion and amortization, income tax, any non-cash impacts from impairments, certain non-cash hedging activities, stock-based compensation expense, non-cash gains or losses on asset sales, unamortized issuance cost, unamortized debt discount and certain restructuring costs.
Certain features of the facility depend on whether Southwestern has obtained any of the following ratings:
•An unsecured long-term debt credit rating rating (an “Index Debt Rating”) of BBB- or higher with S&P;
•An Index Debt Rating of Baa3 or higher with Moody’s; or
•An Index Debt Rating of BBB- or higher with Fitch (each of the foregoing an “Investment Grade Rating”).
Upon receiving one Investment Grade Rating from either S&P or Moody’s, repayment in full of the term loan obligations under Southwestern’s Term Loan Agreement dated December 22, 2021, and delivering a certification to the administrative agent (the period beginning at such time, an “Interim Investment Grade Period”), amongst other changes, the following occurs:
•The Guarantors may be released from their guarantees,
•The collateral under the facility will be released,
•The facility will no longer be subject to a borrowing base, and
•Certain title and collateral-related covenants will no longer be applicable.
During the Interim Investment Grade Period, the Company will be required to maintain compliance with the existing financial covenants as well as a PV-9 coverage ratio of the net present value, discounted at 9% per annum, of the estimated future net revenues expected in the proved reserves to the Company’s total indebtedness as of such date of not less than 1.50 to 1.00 (“PV-9 Coverage Ratio”). In addition, during an Interim Investment Grade Period or Investment Grade Period (as defined below), term SOFR loans will bear interest at term SOFR plus an applicable rate ranging from 1.25% to 1.875%, depending on the Company’s Index Debt Rating (as defined in the 2022 credit facility), plus an additional 0.10% credit spread adjustment. Base rate loans will bear interest at the base rate described above plus an applicable rate ranging from 0.25% to 0.875%, depending on the Company’s Index Debt Rating. During an Interim Investment Grade Period or Investment Grade Period (defined below), the commitment fee on unused commitment amounts under the facility will range from 0.15% to 0.275%, depending on the Company’s Index Debt Rating.
The Interim Investment Grade Period will end, and the facility will revert to its characteristics prior to the Interim Investment Grade Period, including being guaranteed by the Guarantors, being secured by collateral and being subject to a borrowing base, having applicable margins and commitment fee determined based on percentage of commitments utilized, as well as limited to compliance with the leverage ratio and current ratio financial covenants but not the PV-9 Coverage Ratio if both of the following are achieved during the Interim Investment Grade Period:
•An Index Debt Rating from Moody’s that is Ba2 or lower; and
•An Index Debt Rating from S&P that is BB or lower.
Upon receiving two Investment Grade Ratings from S&P, Moody’s, or Fitch (such period following, an “Investment Grade Period”), certain restrictive covenants fall away or become more permissive. Upon Investment Grade Period, the leverage ratio and current ratio financial covenants and PV-9 Coverage Ratio will no longer be effective, and the Company will be required to maintain compliance with a total indebtedness to capitalization ratio, which is the ratio of the Company’s total indebtedness to the sum of total indebtedness plus stockholders’ equity, not to exceed 65%.
Term Loan Credit Agreement
In December 2021, the Company entered into a term loan credit agreement with a group of lenders that provided for a $550 million secured term loan facility which matures in June 2027 (the “Term Loan”). As of March 31, 2022, the Company had borrowings under this Term Loan of $549 million. The net proceeds from the initial loans of $542 million were used to fund a portion of the GEPH Merger on December 31, 2021. Beginning on March 31, 2022, the Term Loan requires minimum quarterly payments of $1.375 million, subject to adjustment for voluntary prepayments and mandatory prepayments as applicable. The Term Loan is subject to varying rates of interest based on whether the term loan is a term benchmark loan or an alternate base rate loan. Term benchmark loans bear interest at the adjusted term SOFR (which includes a credit spread adjustment and is subject to a floor that is 0.50%) plus an applicable margin equal to 2.50%. Alternate base rate loans bear interest at the alternate base rate plus an applicable margin equal to 1.50%. The current borrowings are considered benchmark loans and are carried at an interest rate of 3.30% as of March 31, 2022 (0.80% credit spread adjustment plus 2.50% margin).
The Term Loan is subject to a quarterly collateral coverage ratio test in which the Company’s PDP PV-10 value, net of derivative mark-to-market value, must be greater than 2.0x its secured debt commitments or all secured debt becomes callable. If necessary, outstanding secured debt principal can be paid down within 45 days of the end of such fiscal quarter to come into compliance with this ratio, either by (i) prepaying the loans, (ii) prepaying the loans under the 2018 (2022 as amended) credit facility, (iii) prepaying any other secured indebtedness that is secured by a lien, or some combination thereof. As of March 31, 2022, the Company was in compliance with the quarterly coverage ratio test.
The Company’s obligations under the Term Loan are guaranteed by each of the Company’s subsidiaries that guarantee the obligations under the 2018 (2022 as amended) credit facility and are secured by liens on substantially all the assets of the Company and the Company’s subsidiaries on an equal basis with the liens securing the obligations under the 2018 (2022 as amended) credit facility.
Senior Notes
In January 2015, the Company completed a public offering of $1.0 billion aggregate principal amount of its 4.95% Senior Notes due 2025 (the “2025 Notes”).  The interest rate on the 2025 Notes is determined based upon the public bond ratings from Moody’s and S&P.  Downgrades on the 2025 Notes from either rating agency increase interest costs by 25 basis points per downgrade level and upgrades decrease interest costs by 25 basis points per upgrade level, up to the stated coupon rate, on the following semi-annual bond interest payment.  Effective in July 2018, the interest rate for the 2025 Notes was 6.20%, reflecting a net downgrade in the Company’s bond ratings since their issuance. On April 7, 2020, S&P downgraded the Company’s bond rating to BB-, which had the effect of increasing the interest rate on the 2025 Notes to 6.45% following the July 23, 2020 interest payment due date. The first coupon payment to the 2025 Notes bondholders at the higher interest rate was paid in January 2021. On September 1, 2021, S&P upgraded the Company’s bond rating to BB, and on January 6, 2022, S&P further upgraded the Company’s bond rating to BB+, which decreased the interest rate on the 2025 Notes to 5.95% beginning with coupon payments paid after January 2022.
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
Upon the close of the Indigo Merger on September 1, 2021, and pursuant to the terms of the Indigo Merger Agreement, Southwestern assumed $700 million in aggregate principal amount of Indigo’s 5.375% Senior Notes due 2029 (“Indigo Notes”). As part of purchase accounting, the assumption of the Indigo Notes resulted in a non-cash fair value adjustment of $26 million, based on the market price of 103.766% on September 1, 2021, the date that the Indigo Merger closed. Subsequent to the Indigo Merger, the Company exchanged the Indigo Notes for approximately $700 million of newly issued 5.375% Senior Notes due 2029, the offering of which was registered with the SEC in November 2021.
On December 22, 2021, Southwestern closed its public offering of $1,150 million aggregate principal amount of its 4.75% Senior Notes due 2032 (the “2032 Notes”), with net proceeds from the offering totaling $1,133 million after underwriting discounts and offering expenses. The net proceeds of this offering, along with the net proceeds from the Term Loan, were used to fund the cash consideration portion of the GEPH Merger, which closed on December 31, 2021, and to pay $332 million to fund tender offers for $300 million of the Company’s 2025 Notes for which the Company recorded an additional loss on extinguishment of debt of $33 million, which included the write-off of $1 million in related unamortized debt discounts and debt issuance costs. The remaining proceeds were used for general corporate purposes.
In the first quarter of 2022, the Company repurchased the remaining outstanding principal balance of $201 million of its 4.10% Senior Notes, $5 million of its 8.375% Senior Notes due 2028 and $15 million of its 7.75% Senior Notes due 2027 for a total of $223 million, and recognized a $2 million loss on debt extinguishment.

(12) COMMITMENTS AND CONTINGENCIES
Operating Commitments and Contingencies
As of March 31, 2022, the Company’s contractual obligations for demand and similar charges under firm transportation and gathering agreements to guarantee access capacity on natural gas and liquids pipelines and gathering systems totaled approximately $10.2 billion, $857 million of which related to access capacity on future pipeline and gathering infrastructure projects that still require the granting of regulatory approvals and additional construction efforts.  The Company also had guarantee obligations of up to $877 million of that total amount.  As of March 31, 2022, future payments under non-cancelable firm transportation and gathering agreements were as follows:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	5 to 8 Years	More than 8 Years
Infrastructure currently in service	$9,301	$1,066	$1,943	$1,729	$2,085	$2,478
Pending regulatory approval and/or construction (1)	857	3	124	161	247	322
Total transportation charges	$10,158	$1,069	$2,067	$1,890	$2,332	$2,800

(1)Based on estimated in-service dates as of March 31, 2022.
Prior to the Indigo Merger, in May 2021, Indigo closed on an agreement to divest its Cotton Valley natural gas and oil properties. Indigo retained certain contractual commitments related to volume commitments associated with natural gas gathering, for which Southwestern assumed the obligation to pay the gathering provider for any unused portion of the volume commitment under the agreement through 2027, depending on the buyer’s actual use. As of March 31, 2022, up to approximately $34 million of these contractual commitments remain (included in the table above), and the Company has recorded a $17 million liability for its portion of the estimated future payments.
Excluding the Cotton Valley gathering agreement (discussed above), the Company has recorded additional liabilities totaling $35 million as of March 31, 2022, primarily related to purchase or volume commitments associated with gathering, fresh water and sand. These amounts are reflected above and will be recognized as payments are made over the next two years.
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
Litigation
The Company is subject to various litigation, claims and proceedings, most of which have arisen in the ordinary course of business, such as for alleged breaches of contract, miscalculation of royalties, employment matters, traffic accidents, pollution, contamination, encroachment on others’ property or nuisance. The Company accrues for litigation, claims and proceedings when a liability is both probable and the amount can be reasonably estimated. As of March 31, 2022, the Company does not currently have any material amounts accrued related to litigation matters, including the cases discussed below. For any matters not accrued for, it is not possible at this time to estimate the amount of any additional loss, or range of loss, that is reasonably possible, but, based on the nature of the claims, management believes that current litigation, claims and proceedings, individually or in aggregate and after taking into account insurance, are not likely to have a material adverse impact on the Company’s financial position, results of operations or cash flows, for the period in which the effect of that outcome becomes reasonably estimable. Many of these matters are in early stages, so the allegations and the damage theories have not been fully developed, and are all subject to inherent uncertainties; therefore, management’s view may change in the future.
Bryant Litigation
As further discussed in Note 2, on September 1, 2021, the Company completed its merger with Indigo, resulting in the assumption of Indigo’s existing litigation.
On June 12, 2018, a collection of 51 individuals and entities filed a lawsuit against fifteen oil and gas company defendants, including Indigo, in Louisiana state court claiming damages arising out of current and historical development and production activity on certain acreage located in DeSoto Parish, Louisiana. The plaintiffs, who claim to own the properties at issue, assert that Indigo’s actions and the actions of other current operators conducting development and production activity, combined with the improper plugging and abandoning of legacy wells by former operators, have caused environmental contamination to their properties. Among other things, the plaintiffs contend that the defendants’ conduct resulted in the migration of natural gas, along with oilfield contaminants, into the Carrizo-Wilcox aquifer system underlying certain portions of DeSoto Parish. The plaintiffs assert claims based in tort, breach of contract and for violations of the Louisiana Civil and Mineral Codes, and they seek injunctive relief and monetary damages in an unspecified amount, including punitive damages.
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
(13) INCOME TAXES
The Company’s effective tax rate was approximately 0% for the three months ended March 31, 2022. The effective tax rate for the three months ended March 31, 2022 related to the effects of a valuation allowance against the Company’s U.S. deferred tax assets. A valuation allowance for deferred tax assets, including net operating losses, is recognized when it is more likely than not that some or all of the benefit from the deferred tax assets will not be realized.  To assess that likelihood, the Company uses estimates and judgment regarding future taxable income, and considers the tax consequences in the jurisdiction where such taxable income is generated, to determine whether a valuation allowance is required.  Such evidence can include current financial position, results of operations, both actual and forecasted, the reversal of deferred tax liabilities and tax planning strategies as well as current and forecasted business economics of the oil and gas industry.
As of the first quarter of 2022, the Company still maintains a full valuation allowance. The Company also retained a valuation allowance of $59 million related to net operating losses in jurisdictions in which it no longer operates. Management will continue to assess available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of deferred tax assets. The amount of the deferred tax asset considered realizable, however, could be adjusted based on changes in subjective estimates of future taxable income or if objective negative evidence is no longer present.
The Company intends to continue a full valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of the allowance. However, if current commodity prices are sustained and absent any additional objective negative evidence, it is reasonably possible that sufficient positive evidence will exist within the next 12 months to adjust the current valuation allowance position. Exact timing and amount of the adjustment to the valuation allowance is unknown at this time.
The Company’s effective tax rate was approximately 0% for the three months ended March 31, 2021. The effective tax rate for the three months ended March 31, 2021 related to the effects of the valuation allowance against the Company’s U.S. deferred tax assets.
Due to the issuance of common stock associated with the Indigo Merger, as discussed in Note 2, the Company incurred a cumulative ownership change and as such, the Company’s net operating losses (“NOLs”) prior to the acquisition are subject to an annual limitation under Internal Revenue Code Section 382 of approximately $48 million. The ownership changes and resulting annual limitation will result in the expiration of NOLs or other tax attributes otherwise available, with a corresponding decrease in the Company’s valuation allowance. At March 31, 2022, the Company had approximately $4 billion of federal

NOL carryovers, of which approximately $3 billion expire between 2035 and 2037 and $1 billion have an indefinite carryforward life. The Company currently estimates that approximately $2 billion of these federal NOLs will expire before they are able to be used. The non-expiring NOLs remain subject to a full valuation allowance. If a subsequent ownership change were to occur as a result of future transactions in the Company’s common stock, the Company’s use of remaining U.S. tax attributes may be further limited.
For three months ended March 31, 2022, the Company recorded current income tax expense of approximately $4 million as it expects to pay cash income taxes for the year ended December 31, 2022.
(14) PENSION PLAN AND OTHER POSTRETIREMENT BENEFITS
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
Net periodic pension costs include the following components for the three months ended March 31, 2022 and 2021:

	Consolidated Statements of Operations Classification of Net Periodic Benefit Cost	For the three months ended March 31,
(in millions)		2022	2021
Service cost	General and administrative expenses	$—	$—
Interest cost	Other Income (Loss), Net	1	1
Expected return on plan assets	Other Income (Loss), Net	—	(1)
Amortization of net loss	Other Income (Loss), Net	—	—
Settlement loss	Other Income (Loss), Net	—	—
Net periodic benefit cost		$1	$—
The Company recognized an immaterial non-cash settlement loss in the first quarter of 2022.
The Company’s other postretirement benefit plan had a net periodic benefit cost of less than $1 million for each of the three months ended March 31, 2022 and 2021.
The Company does not expect to make any additional contributions to its pension plan during 2022 or thereafter until the plan termination is completed. The Company recognized liabilities of $12 million and $13 million related to its pension and other postretirement benefits as of both March 31, 2022 and December 31, 2021.
The Company maintains a non-qualified deferred compensation supplemental retirement savings plan (“Non-Qualified Plan”) for certain key employees who may elect to defer and contribute a portion of their compensation, as permitted by the Non-Qualified Plan.  Shares of the Company’s common stock purchased under the terms of the Non-Qualified Plan are included in treasury stock and totaled 1,745 shares at March 31, 2022 and 2,035 shares at December 31, 2021.

(15) LONG-TERM INCENTIVE COMPENSATION
The Company’s long-term incentive compensation plans consist of a combination of stock-based awards that derive their value directly or indirectly from the Company’s common stock price, and cash-based awards that are fixed in amount but subject to meeting annual performance thresholds.
Stock-Based Compensation
The Company’s stock-based compensation is classified as either equity awards or liability awards in accordance with GAAP. The fair value of an equity-classified award is determined at the grant date and is amortized to general and administrative expense on a straight-line basis over the vesting period of the award. A portion of this general and administrative expense is capitalized into natural gas and oil properties, included in property and equipment. The fair value of a liability-classified award is determined on a quarterly basis beginning at the grant date until final vesting. Changes in the fair value of liability-classified awards are recorded to general and administrative expense and capitalized expense over the vesting period of the award. Generally, stock options granted to employees and directors vest ratably over three years from the grant date and expire seven years from the date of grant. However, the Company has not granted stock options since February 2017. The Company issues shares of restricted stock, restricted stock units or performance cash awards to employees and directors which generally vest over three years. Restricted stock, restricted stock units and stock options granted to participants under the 2013 Incentive Plan, as amended and restated, immediately vest upon death, disability or retirement (subject to a minimum of three years of service). The Company issues performance unit awards to employees which historically have vested at or over three years. The performance units granted in 2019, 2020 and 2021 cliff-vest at the end of three years.
In February of 2021, the Company notified employees of a workforce reduction plan as a result of strategic realignments of the Company’s organizational structure. The reduction was substantially complete by the end of the first quarter of 2021. Affected employees were offered a severance package which, if applicable, included the current value of unvested long-term incentive awards that were forfeited. Stock-based compensation costs recognized prior to the cancellation as either general and administrative expense or capitalized expense were reversed, and the severance payments were subsequently recognized as restructuring charges for the three months ended March 31, 2021.
The Company recognized the following amounts in total related to long-term incentive compensation costs for the three months ended March 31, 2022 and 2021:

	For the three months ended March 31,
(in millions)	2022	2021
Long-term incentive compensation – expensed	$11	$13
Long-term incentive compensation – capitalized	$7	$5
Equity-Classified Awards
The Company recognized the following amounts in employee equity-classified stock-based compensation costs for the three months ended March 31, 2022 and 2021:

	For the three months ended March 31,
(in millions)	2022	2021
Equity-classified awards – expensed	$1	$—
Equity-classified awards – capitalized	$—	$—

Equity-Classified Stock Options
The following table summarizes equity-classified stock option activity for the three months ended March 31, 2022 and provides information for options outstanding and options exercisable as of March 31, 2022:

	Number of Options	Weighted Average Exercise Price
	(in thousands)
Outstanding at December 31, 2021	3,006	$8.98
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(152)	$26.35
Outstanding at March 31, 2022	2,854	$8.06
Exercisable at March 31, 2022	2,854	$8.06
Equity-Classified Restricted Stock
The following table summarizes equity-classified restricted stock activity for the three months ended March 31, 2022 and provides information for unvested shares as of March 31, 2022:

	Number of Shares	Weighted Average Fair Value
	(in thousands)
Unvested shares at December 31, 2021	242	$5.12
Granted	—	$—
Vested	(43)	$4.90
Forfeited	—	$—
Unvested shares at March 31, 2022	199	$5.17
As of March 31, 2022, there was less than $1 million of total unrecognized compensation cost related to the Company’s unvested equity-classified restricted stock grants.  This cost is expected to be recognized over a weighted-average period of 1.6 years.
Equity-Classified Restricted Stock Units
As of March 31, 2022, there was $7 million of total unrecognized compensation cost related to the Company’s unvested equity-classified restricted stock units. This cost is expected to be recognized over a weighted-average period of 2.6 years. The following table summarizes equity-classified restricted stock units for the three months ended March 31, 2022 and provides information for unvested units as of March 31, 2022.

	Number of Shares	Weighted Average Fair Value
	(in thousands)
Unvested units at December 31, 2021	37	$3.05
Granted	1,699	$4.45
Vested	—	$—
Forfeited	(2)	$3.05
Unvested units at March 31, 2022	1,734	$4.42
Equity-Classified Performance Units
In each year beginning with 2018, the Company granted performance units that vest at the end of, or over, a three-year period and are payable in either cash or shares at the option of the Compensation Committee of the Company’s Board of Directors. The awards granted from 2018 through 2021 were accounted for as liability-classified awards as the intention of the awards was to settle in cash. In 2022, two types of awards were granted, one of which was accounted for as liability classified awards given the intention to settle in cash. The other awards granted during 2022 have been accounted for as equity-classified awards given the intention to settle in stock and accordingly are recognized at their fair value as of the grant date and amortized throughout the vesting period. The 2022 performance unit awards include a market condition based on relative TSR. The fair values of the market conditions were calculated by Monte Carlo models as of the grant date. As of March 31, 2022, there was

$5 million of total unrecognized compensation costs related to the Company’s unvested equity-classified performance units. This cost is expected to be recognized over a weighted-average period of 2.9 years.

	Number of Shares	Weighted Average Fair Value
	(in thousands)
Unvested units at December 31, 2021	—	$—
Granted	850	$6.04
Vested	—	$—
Forfeited	—	$—
Unvested units at March 31, 2022	850	$6.04
Liability-Classified Awards
The Company recognized the following amounts in employee liability-classified stock-based compensation costs for the three months ended March 31, 2022:

	For the three months ended March 31,
(in millions)	2022	2021
Liability-classified stock-based compensation cost – expensed	$8	$13
Liability-classified stock-based compensation cost – capitalized	$6	$5
Liability-Classified Restricted Stock Units
In the first quarter of each year beginning with 2018, the Company granted restricted stock units that vest over a period of four years and are payable in either cash or shares at the option of the Compensation Committee of the Company’s Board of Directors. The liability classified awards granted in 2021 vest over a period of three years. The Company has accounted for these as liability-classified awards, and accordingly changes in the market value of the instruments will be recorded to general and administrative expense and capitalized expense over the vesting period of the award.  As of March 31, 2022, there was $23 million of total unrecognized compensation cost related to liability-classified restricted stock units that is expected to be recognized over a weighted-average period of 1.6 years. The amount of unrecognized compensation cost for liability-classified awards will fluctuate over time as they are marked to market.

	Number of Units	Weighted Average Fair Value
	(in thousands)
Unvested units at December 31, 2021	7,937	$4.08
Granted	—	$—
Vested	(3,806)	$4.47
Forfeited	(12)	$7.01
Unvested units at March 31, 2022	4,119	$5.83
Liability-Classified Performance Units
In each year beginning with 2018, the Company granted performance units that vest at the end of, or over, a three-year period and are payable in either cash or shares at the option of the Compensation Committee of the Company’s Board of Directors.  The Company has accounted for these as liability-classified awards, and accordingly changes in the fair market value of the instruments will be recorded to general and administrative expense and capitalized expense over the vesting period of the awards. The performance unit awards granted in 2019 include performance conditions based on return on average capital employed and two market conditions based on total shareholder return (“TSR”), one based on absolute TSR and the other on relative TSR.  The performance units granted in 2020 include a performance condition based on return on average capital employed and a market condition based on relative TSR. In 2021, two types of performance unit awards were granted. One type of award includes a performance condition based on return on capital employed and a performance condition based on a reinvestment rate, and the second type of award includes one market condition based on relative TSR. In 2022, two types of performance unit awards were granted. One type of award includes a performance conditions based on return on capital employed and reinvestment rate. The other 2022 awards granted were accounted for as equity classified awards. The fair values of the market conditions are calculated by Monte Carlo models on a quarterly basis. As of March 31, 2022, there was $18 million of total unrecognized compensation cost related to liability-classified performance units.  This cost is expected to be recognized over a weighted-average period of 1.8 years.  The amount of unrecognized compensation cost for liability-classified awards will fluctuate over time as they are marked to market. The final value of the performance unit awards is contingent upon the Company’s actual performance against these performance measures.

	Number of Units	Weighted Average Fair Value
	(in thousands)
Unvested units at December 31, 2021	9,515	$2.88
Granted	3,798	$1.00
Vested (1)	(1,910)	$6.45
Forfeited	—	$—
Unvested units at March 31, 2022	11,403	$3.51
(1)The 2019 Performance Unit Awards were treated as liability classified awards given the ability to settle in cash or stock. Upon vesting in February 2022, the determination was made to settle in stock.
Cash-Based Compensation
The Company recognized the following amounts in performance cash award compensation costs for the three months ended March 31, 2022 and 2021:

	For the three months ended March 31,
(in millions)	2022	2021
Performance cash awards – expensed	$2	$—
Performance cash awards – capitalized	$1	$—
Performance Cash Awards
In 2021 and 2020, the Company granted performance cash awards that vest over a 4-year period and are payable in cash on an annual basis. The value of each unit of the award equals one dollar. The Company recognizes the cost of these awards as general and administrative expense and capitalized expense over the vesting period of the awards. The performance cash awards granted in 2021 and 2020 include a performance condition determined annually by the Company. For both years, the performance measure is a targeted discretionary cash flow amount. If the Company, in its sole discretion, determines that the threshold was not met, the amount for that vesting period will not vest and will be cancelled. As of March 31, 2022, there was $42 million of total unrecognized compensation cost related to performance cash awards. This cost is expected to be recognized over a weighted-average period of 3.2 years. The final value of the performance cash awards is contingent upon the Company’s actual performance against these performance measures.

	Number of Units	Weighted Average Fair Value
	(in thousands)
Unvested units at December 31, 2021	28,272	$1.00
Granted	24,416	$1.00
Vested	(8,483)	$1.00
Forfeited	(675)	$1.00
Unvested units at March 31, 2022	43,530	$1.00
(16) SEGMENT INFORMATION
The Company’s reportable business segments have been identified based on the differences in products or services provided. The Company’s E&P segment is comprised of gas and oil properties which are managed as a whole rather than through discrete operating segments. Operational information for the Company’s E&P segment is tracked by geographic area; however, financial performance and allocation of resources are assessed at the segment level without regard to geographic area. Revenues for the E&P segment are derived from the production and sale of natural gas and liquids.  The Marketing segment generates revenue through the marketing of both Company and third-party produced natural gas and liquids volumes.
Summarized financial information for the Company’s reportable segments is shown in the following table.  The accounting policies of the segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of the 2021 Annual Report.  Management evaluates the performance of its segments based on operating income, defined as operating revenues less operating costs.  Income before income taxes, for the purpose of reconciling the operating income amount shown below to consolidated income before income taxes, is the sum of operating income, interest expense, gain (loss) on derivatives, gain on early extinguishment of debt and other income (loss).  The “Other” column includes items not related to the Company’s reportable segments, including real estate and corporate items. Corporate general and administrative costs, depreciation expense and taxes, other than income taxes, are allocated to the segments.

	Exploration and Production		Marketing	Other	Total

Three months ended March 31, 2022	(in millions)
Revenues from external customers	$2,077		$866	$—	$2,943
Intersegment revenues	(3)		1,889	—	1,886
Depreciation, depletion and amortization expense	274		1	—	275
Impairments	—		—	—	—
Operating income	1,278	(1)	21	—	1,299
Interest expense (2)	41		—	—	41
Loss on derivatives	(3,925)		—	(2)	(3,927)
Loss on extinguishment of debt	—		—	(2)	(2)
Other income, net	—		—	—	—
Provision for income taxes (2)	4		—	—	4
Assets	10,766	(3)	969	112	11,847
Capital investments (4)	544		—	—	544

Three months ended March 31, 2021
Revenues from external customers	$719		$353	$—	$1,072
Intersegment revenues	(14)		644	—	630
Depreciation, depletion and amortization expense	94		2	—	96
Operating income	295	(1)	6	—	301
Interest expense (2)	31		—	—	31
Loss on derivatives	(191)		—	—	(191)
Other income, net	1		—	—	1
Assets	4,741	(3)	396	110	5,247
Capital investments (4)	266		—	—	266
(1)Operating income (loss) for the E&P segment includes $6 million of restructuring charges for the three months ended 2021. The E&P segment operating income (loss) also includes $25 million and $1 million of merger-related expenses for the three months ended March 31, 2022 and 2021, respectively.
(2)Interest expense and provision (benefit) for income taxes by segment is an allocation of corporate amounts as they are incurred at the corporate level.
(3)E&P assets includes office, technology, water infrastructure, drilling rigs and other ancillary equipment not directly related to natural gas and oil properties.
(4)Capital investments include increases of $43 million and $38 million for the three months ended March 31, 2022 and 2021, respectively, relating to the change in accrued expenditures between periods.
The following table presents the breakout of other assets, which represent corporate assets not allocated to segments and assets for non-reportable segments at March 31, 2022 and 2021:

	As of March 31,
(in millions)	2022	2021
Cash and cash equivalents	$21	$4
Accounts receivable	1	—
Prepayments	6	6
Property, plant and equipment	10	15
Unamortized debt expense	9	11
Right-of-use lease assets	63	70
Non-qualified retirement plan	2	4
	$112	$110
(17) NEW ACCOUNTING PRONOUNCEMENTS
New Accounting Standards Implemented in this Report
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform, as a new ASC Topic, ASC 848. The purpose of ASC 848 is to provide optional guidance to ease the potential effects on financial reporting of the market-wide migration away from Interbank Offered Rates, such as LIBOR, to alternative reference rates. ASC 848 applies only to contracts, hedging relationships, debt arrangements and other transactions that reference a benchmark reference rate expected to be discontinued because of reference rate reform. ASC 848 contains optional expedients and exceptions for applying U.S. GAAP to transactions affected by this reform. The amendments in the ASU are effective for all entities as of March 12, 2020 through December 31, 2022.
As discussed in Note 11, the Company amended and extended its credit facility which is subject to SOFR interest rates beginning in the second quarter of 2022. The change from LIBOR to SOFR rates will not have a material impact on the Company’s consolidated financial statements.
New Accounting Standards Not Yet Adopted in this Report
None that are expected to have a material impact.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following updates information as to Southwestern Energy Company’s financial condition provided in our 2021 Annual Report and analyzes the changes in the results of operations between the three month periods ended March 31, 2022 and 2021.  For definitions of commonly used natural gas and oil terms used in this Quarterly Report, please refer to the “Glossary of Certain Industry Terms” provided in our 2021 Annual Report.
The following discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in forward-looking statements for many reasons, including the risks described in “Cautionary Statement About Forward-Looking Statements” in the forepart of this Quarterly Report and in Item 1A, “Risk Factors” in Part I and elsewhere in our 2021 Annual Report.  You should read the following discussion with our consolidated financial statements and the related notes included in this Quarterly Report.
OVERVIEW
Background
We are an independent energy company engaged in natural gas, oil and NGLs development, exploration and production, which we refer to as “E&P.” We are also focused on creating and capturing additional value through our marketing business, which we call “Marketing”. We conduct most of our businesses through subsidiaries, and we currently operate exclusively in the Appalachian and Haynesville natural gas basins in the lower 48 United States.
E&P.  Our primary business is the development and production of natural gas as well as associated NGLs and oil, with our ongoing operations focused on unconventional natural gas reservoirs located in Pennsylvania, West Virginia, Ohio and Louisiana.  Our operations in Pennsylvania, West Virginia and Ohio, which we refer to as “Appalachia,” are focused on the Marcellus Shale, the Utica and the Upper Devonian unconventional natural gas and liquids reservoirs.  Our operations in Louisiana, which we refer to as “Haynesville,” are primarily focused on the Haynesville and Bossier natural gas reservoirs. We also have drilling rigs located in Appalachia and Haynesville, and we provide certain oilfield products and services, principally serving our E&P operations through vertical integration. In just over one year, we have completed three strategic acquisitions which have added scale to our operations and have laid the foundation for our future:
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
The Indigo Merger and GEPH Merger are the result of our strategy to diversify our operations by expanding our portfolio beyond Appalachia into the Haynesville and Bossier formations, giving us additional exposure to the LNG corridor and other markets on the U.S. Gulf Coast. This expansion lowered our enterprise business risk, expanded our economic inventory, opportunity set and business optionality and enabled immediate cost structure savings. See Note 2 to the consolidated financial statements for more information on the Mergers.
Marketing. Our marketing activities capture opportunities that arise through the marketing and transportation of natural gas, oil and NGLs primarily produced in our E&P operations.

Recent Financial and Operating Results
Significant first quarter 2022 operating and financial results include:
Total Company
•Net loss of $2,675 million, or ($2.40) per diluted share, decreased compared to net income of $80 million, or $0.12 per diluted share, for the same period in 2021. Net loss decreased primarily as a $998 million increase in operating income was more than offset by a $3,736 million reduction resulting from the impact of improved forward pricing on our derivatives position, $3,063 million of which was unrealized. Excluding the change in derivatives position, net income increased $981 million in the first quarter of 2022, compared to the same period in 2021, primarily as a $998 million improvement in operating income was partially offset by a $2 million loss on the early extinguishment of debt recorded in the first quarter of 2022 and a $10 million increase in interest expense from the first quarter of 2022 as compared to the same period in 2021.
•Operating income of $1,299 million increased compared to operating income of $301 million for the same period in 2021 on a consolidated basis. Operating income increased $1,871 million, as increased commodity pricing and natural gas production were only partially offset by increased operating costs of $873 million.
•Net cash provided by operating activities of $972 million increased 180% from $347 million for the same period in 2021 which was mostly attributable to higher production due to our recently acquired Haynesville assets coupled with improved commodity pricing. This increase was partially offset by an increased loss on settled derivatives combined with an increase in operating expenses associated with our recently acquired Haynesville assets.
•Total capital investment of $544 million in the first quarter of 2022 increased 105% from $266 million for the same period in 2021 due to the addition of the acquired Haynesville assets.
E&P
•E&P operating income of $1,278 million in the first quarter of 2022 increased $983 million, compared to the same period in 2021, primarily as an $1,369 million increase in E&P operating revenues resulting from a $2.26 per Mcfe increase in our realized weighted average price per Mcfe (excluding derivatives) and an 156 Bcfe increase in production volumes was only partially offset by a $386 million increase in E&P operating costs and expenses.
•Total net production of 425 Bcfe, which was comprised of 88% natural gas and 12% oil and NGLs, increased 58% from 269 Bcfe in the same period in 2021, primarily due to a 76% increase in our natural gas production which was driven by the Haynesville assets acquired from Indigo and GEPH in September 2021 and December 2021, respectively.
•Excluding the effect of derivatives, our realized natural gas price of $4.50 per Mcfe increased 113%, our realized oil price of $86.30 per barrel increased 79% and our realized NGL price of $39.33 per barrel increased 72%, as compared to the same period in 2021. Excluding the effect of derivatives, our total weighted average realized price of $4.88 per Mcfe increased 86% from the same period in 2021.
•E&P segment invested $544 million in capital; drilling 33 wells, completing 37 wells and placing 32 wells to sales.
Outlook
Our primary focus in 2022 is to maintain our production profile and improve the safety and efficiency of our operations to optimize our ability to generate free cash flow (defined below) and further strengthen our balance sheet.
As we develop our core positions in the Appalachian and Haynesville natural gas basins in the U.S., we will concentrate on:
•Creating Value. We seek to create value for our stakeholders by allocating capital that is focused on earning economic returns and optimizing the value of our assets; delivering free cash flow; upgrading the quality, depth and capital efficiency of our drilling inventory; and converting resources to proved reserves.
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
•Capturing the Tangible Benefits of Scale. We strive to create a competitive advantage through executing and integrating strategic transactions that we believe will enhance enterprise returns and deliver financial synergies and operational economies. We believe these transactions lower the risk of our business, expand our opportunity set, increase business optionality and build upon our demonstrated record of asset integration. We strive to deliver those benefits of strategic transactions to our business.
We remain committed to achieving these objectives while maintaining our commitment to being environmentally conscious. We believe that we and our industry will continue to face challenges due to evolving environmental standards by both regulators and investors, the uncertainty of natural gas, oil and NGL prices in the United States, changes in laws, regulations and investor sentiment, and other key factors described in the 2021 Annual Report. As such, we aim to monitor and seek ways to minimize the environmental impact of our operations. Additionally, we intend to protect our financial strength by reducing our debt while continuing to extend the weighted average years to maturity of our debt, and by maintaining a derivative program designed to reduce our exposure to commodity price volatility.
COVID-19
During the first quarter of 2022, we did not experience any material impact to our ability to operate or market our production due to the direct or indirect impacts of the COVID-19 pandemic, and we continue to monitor its impact on all aspects of our business. The COVID-19 outbreak resulted in state and local governments implementing measures with various levels of stringency to help control the spread of the virus. The U.S. Department of Homeland Security classifies individuals engaged in and supporting development and production of natural gas, oil and NGLs as “essential critical infrastructure workforce,” and to date, state and local governments have followed this guidance and exempted these activities from business closures. Should this situation change, our access to supplies or workers to drill, complete and operate wells could be materially and adversely affected.
Ensuring the health and welfare of our employees, and all who visit our sites, is our top priority, and we are following all U.S. Centers for Disease Control and Prevention and state and local health department guidelines. Further, we implemented infection control measures at all our sites and put in place physical distancing measures. The degree to which the COVID-19 pandemic or any other public health crisis adversely impacts our operations will depend on future developments, which are uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the effectiveness of the vaccines and the actions to contain the virus or treat its impact, its impact on the economy and market conditions, and how quickly and to what extent normal economic and operating conditions can resume. We will continually monitor our capital investment program to take into account these changed conditions and proactively adjust our activities and plans. Therefore, while this continued matter could potentially disrupt our operations, the degree of the potentially adverse financial impact cannot be reasonably estimated at this time.

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
E&P

	For the three months ended March 31,
(in millions)	2022		2021
Revenues	$2,074		$705
Operating costs and expenses	796	(1)	410	(2)
Operating income	$1,278		$295

Gain (loss) on derivatives, settled	$(695)		$(22)
(1)Includes $25 million in merger-related expenses for the three months ended March 31, 2022.
(2)Includes $6 million in restructuring charges and $1 million in merger-related expenses for the three months ended March 31, 2021.
Operating Income (Loss)
•E&P segment operating income increased $983 million for the three months ended March 31, 2022, compared to the same period in 2021. A $1,369 million increase in E&P operating revenues resulting from an 86% increase in our realized weighted average price per Mcfe (excluding derivatives) and a 58% increase in production volumes was only partially offset by a $386 million increase in E&P operating costs and expenses.
Revenues
The following illustrates the effects on sales revenues associated with changes in commodity prices and production volumes:

	Three months ended March 31,
(in millions except percentages)	Natural Gas	Oil	NGLs	Total
2021 sales revenues (1)	$451	$80	$173	$704
Changes associated with prices	897	49	114	1,060
Changes associated with production volumes	342	(19)	(15)	308
2022 sales revenues (2)	$1,690	$110	$272	$2,072
Increase from 2021	275%	38%	57%	194%
(1)Excludes $1 million in other operating revenues for the three months ended March 31, 2021 primarily related to gas balancing.
(2)Excludes $2 million in other operating revenues for the three months ended March 31, 2022 primarily related to gas balancing.

Production Volumes

	For the three months ended March 31,		Increase/(Decrease)
Production volumes:	2022	2021
Natural Gas (Bcf)
Appalachia	210	214	(2)%
Haynesville (1)	166	—	100%
Total	376	214	76%

Oil (MBbls)
Appalachia	1,263	1,658	(24)%
Haynesville (1)	4	—	100%
Other	3	4	(25)%
Total	1,270	1,662	(24)%

NGL (MBbls)
Appalachia	6,919	7,577	(9)%
Other	—	1	(100)%
Total	6,919	7,578	(9)%

Production volumes by area: (Bcfe)
Appalachia	259	269	(4)%
Haynesville (1)	166	—	100%
Total	425	269	58%

Production volumes by formation: (Bcfe)
Marcellus Shale	217	213	2%
Utica Shale	42	56	(25)%
Haynesville Shale (1)	105	—	100%
Bossier Shale (1)	61	—	100%
Total	425	269	58%

Production percentage:
Natural gas	88%	79%
Oil	2%	4%
NGL	10%	17%
(1)The Haynesville E&P assets were acquired through the Indigo Merger and the GEPH Merger in September 2021 and December 2021, respectively.
•E&P production volumes increased by 156 Bcfe for the three months ended March 31, 2022, compared to the same period in 2021, due to the recent acquisitions of producing natural gas and oil properties in Haynesville from Indigo in September 2021 and GEPH in December 2021. Production of 166 Bcfe from these properties more than offset a 10 Bcfe decrease in Appalachia production, as compared to the same period in 2021, due to a higher capital allocation to our recently acquired Haynesville assets.
•Oil and NGL production decreased 11% for the three months ended March 31, 2022, compared to the same period in 2021, primarily due to a higher capital allocation to our recently acquired Haynesville assets.
Commodity Prices
The price we expect to receive for our production is a critical factor in determining the capital investments we make to develop our properties.  Commodity prices fluctuate due to a variety of factors we can neither control nor predict, including increased supplies of natural gas, oil or NGLs due to greater development activities, weather conditions, political and economic events such as the response to the COVID-19 pandemic, and competition from other energy sources.  These factors impact supply and demand, which in turn determine the sales prices for our production.  In addition to these factors, the prices we realize for our production are affected by our derivative activities as well as locational differences in market prices, including basis differentials.  We will continue to evaluate the commodity price environments and adjust the pace of our activity in order to maintain appropriate liquidity and financial flexibility.

	For the three months ended March 31,		Increase/(Decrease)
	2022	2021
Natural Gas Price:
NYMEX Henry Hub Price ($/MMBtu) (1)	$4.95	$2.69	84%
Discount to NYMEX (2)	(0.45)	(0.58)	(22)%
Average realized gas price, excluding derivatives ($/Mcf)	$4.50	$2.11	113%
Gain on settled financial basis derivatives ($/Mcf)	0.01	0.19
Gain (loss) on settled commodity derivatives ($/Mcf)	(1.51)	0.03
Average realized gas price, including derivatives ($/Mcf)	$3.00	$2.33	29%

Oil Price:
WTI oil price ($/Bbl) (3)	$94.29	$57.84	63%
Discount to WTI (4)	(7.99)	(9.70)	(18)%
Average oil price, excluding derivatives ($/Bbl)	$86.30	$48.14	79%
Loss on settled derivatives ($/Bbl)	(36.01)	(11.17)
Average oil price, including derivatives ($/Bbl)	$50.29	$36.97	36%

NGL Price:
Average realized NGL price, excluding derivatives ($/Bbl)	$39.33	$22.86	72%
Loss on settled derivatives ($/Bbl)	(12.25)	(6.75)
Average realized NGL price, including derivatives ($/Bbl)	$27.08	$16.11	68%
Percentage of WTI, excluding derivatives	42%	40%

Total Weighted Average Realized Price:
Excluding derivatives ($/Mcfe)	$4.88	$2.62	86%
Including derivatives ($/Mcfe)	$3.24	$2.54	28%
(1)Based on last day settlement prices from monthly futures contracts.
(2)This discount includes a basis differential, a heating content adjustment, physical basis sales, third-party transportation and fuel charges, and excludes financial basis derivatives.
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
We regularly enter into various derivatives and other financial arrangements with respect to a portion of our projected natural gas, oil and NGL production in order to support certain desired levels of cash flow and to minimize the impact of price fluctuations, including fluctuations in locational market differentials.  We refer you to Item 3, Quantitative and Qualitative Disclosures About Market Risk, and Note 8 to the consolidated financial statements, included in this Quarterly Report.

The tables below present the amount of our future natural gas production in which the impact of basis volatility has been limited through derivatives and physical sales arrangements as of March 31, 2022:

	Volume (Bcf)	Basis Differential
Basis Swaps – Natural Gas
2022	277	$(0.53)
2023	250	(0.47)
2024	46	(0.71)
2025	9	(0.64)
Total	582

Physical NYMEX Sales Arrangements – Natural Gas (1)
2022	621	$(0.17)
2023	565	(0.10)
2024	391	(0.07)
2025	303	(0.04)
2026	138	—
2027	126	0.01
2028	125	0.01
2029	125	0.01
2030	47	—
Total	2,441
(1)Based on last day settlement prices from monthly futures contracts.
In addition to protecting basis, the table below presents the amount of our future production in which price is financially protected as of March 31, 2022:

	Remaining 2022	Full Year 2023	Full Year 2024
Natural gas (Bcf)	982	938	279
Oil (MBbls)	3,413	2,114	603
Ethane (MBbls)	4,142	1,308	—
Propane (MBbls)	4,873	1,066	—
Normal Butane (MBbls)	1,388	329	—
Natural Gasoline (MBbls)	1,497	359	—
Total financial protection on future production (Bcfe)	1,074	969	283
We refer you to Note 8 of the consolidated financial statements included in this Quarterly Report for additional details about our derivative instruments.
Operating Costs and Expenses

	For the three months ended March 31,		Increase/(Decrease)
(in millions except percentages)	2022	2021
Lease operating expenses	$401	$250	60%
General & administrative expenses	39	35	11%
Merger-related expenses	25	1	2,400%
Restructuring charges	—	6	(100)%
Taxes, other than income taxes	57	24	138%
Full cost pool amortization	269	90	199%
Non-full cost pool DD&A	5	4	25%
Total operating costs	$796	$410	94%

	For the three months ended March 31,				Increase/
Average unit costs per Mcfe:	2022		2021		(Decrease)
Lease operating expenses (1)	$0.94		$0.93		1%
General & administrative expenses	$0.09	(2)	$0.13	(3)	(31)%
Taxes, other than income taxes	$0.13		$0.09		44%
Full cost pool amortization	$0.63		$0.33		91%
(1)Includes post-production costs such as gathering, processing, fractionation and compression.
(2)Excludes $25 million in merger-related expenses for the three months ended March 31, 2022.
(3)Excludes $6 million in restructuring charges and $1 million in merger-related expenses three months ended March 31, 2021.
Lease Operating Expenses
•Lease operating expenses per Mcfe increased $0.01 per Mcfe for the three months ended March 31, 2022, compared to the same period in 2021, primarily due to increased costs associated with processing fees, and fuel and electricity.
General and Administrative Expenses
•General and administrative expenses increased $4 million for the three months ended March 31, 2022 compared to the same period in 2021, primarily due to increased personnel costs associated with our expanded operations in Haynesville. General and administrative expenses decreased $0.04 per Mcfe or 31% primarily due to the increased volumes associated with the 2021 Haynesville acquisitions.
Merger-Related Expenses
•Beginning with the Montage Merger in 2020, we focused on building scale and geographic diversification throughout 2021. As a result of this strategy, we merged with Indigo in September 2021 and GEPH on December 31, 2021. The table below presents the charges incurred for our merger-related activities for the three months ended March 31, 2022 and 2021:

	For the three months ended March 31,
	2022			2021
(in millions)	Indigo Merger	GEPH Merger	Total	Montage Merger
Transition services	$—	$18	$18	$—
Professional fees (advisory, bank, legal, consulting)	—	1	1	—
Contract buyouts, terminations and transfers	—	2	2	—
Due diligence and environmental	1	—	1	—
Employee-related	—	1	1	1
Other	—	2	2	—
Total merger-related expenses	$1	$24	$25	$1
We refer you to Note 2 of the consolidated financial statements included in this Quarterly Report for additional details about the Mergers.
Restructuring Charges
•In February 2021, employees were notified of a workforce reduction plan as part of an ongoing strategic effort to reposition our portfolio, optimize operational performance and improve margins. Affected employees were offered a severance package, which included a one-time cash payment depending on length of service and, if applicable, the current value of unvested long-term incentive awards that were forfeited. These costs were recognized as restructuring charges for the three months ended March 31, 2021 and were substantially completed by the end of the first quarter of 2021.
See Note 3 of the consolidated financial statements included in this Quarterly Report for additional details about our restructuring charges.
Taxes, Other than Income Taxes
•On a per Mcfe basis, taxes, other than income taxes, may vary from period to period due to changes in ad valorem and severance taxes that result from the mix of our production volumes and fluctuations in commodity prices.  Taxes, other than income taxes, per Mcfe increased $0.04 for the three months ended March 31, 2022 compared to the same period in 2021, primarily due to the impact of higher commodity pricing on our severance taxes in West Virginia, which are calculated as fixed percentage of revenue net of allowable production expenses, and the impact of incremental severance and ad valorem taxes associated with our assets in Louisiana.
Full Cost Pool Amortization
•Our full cost pool amortization rate increased $0.30 per Mcfe for the three months ended March 31, 2022, as compared to the same period in 2021, primarily as a result of our acquisitions of natural gas and oil properties in Haynesville.
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
•Unevaluated costs excluded from amortization were $2,228 million and $2,231 million at March 31, 2022 and at December 31, 2021, respectively. The unevaluated costs excluded from amortization decreased slightly as the impact of $224 million of unevaluated capital invested during the period was more than offset by the evaluation of previously unevaluated properties totaling $227 million.
Marketing

	For the three months ended March 31,		Increase/ (Decrease)
(in millions except volumes and percentages)	2022	2021
Marketing revenues	$2,755	$996	177%
Other operating revenues	—	1	(100)%
Marketing purchases	2,728	986	177%
Operating costs and expenses	6	5	20%
Operating income	$21	$6	250%

Volumes marketed (Bcfe)	538	345	56%

Percent natural gas production marketed from affiliated E&P operations	91%	93%
Affiliated E&P oil and NGL production marketed	83%	80%
Operating Income
•Operating income for our Marketing segment increased $15 million for the three months ended March 31, 2022, compared to the same period in 2021, primarily due to a $17 million increase in the marketing margin (discussed below) which was slightly offset by lower other operating revenues and slightly higher operating costs.
•The margin generated from marketing activities was $27 million and $10 million for the three months ended March 31, 2022 and 2021, respectively. The marketing margin increased in 2022, compared to the same period in 2021, primarily due to increased volumes marketed and optimization of a larger transportation portfolio due to increased volumes available for marketing.
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
Revenues
•Revenues from our marketing activities increased $1,759 million for the three months ended March 31, 2022 compared to the same period in 2021, primarily due to a 77% increase in the price received for volumes marketed and a 193 Bcfe increase in the volumes marketed.

Operating Costs and Expenses
•Operating costs and expenses for the marketing segment increased by $1 million for the three months ended March 31, 2022 compared to the same period in 2021, primarily due to increased personnel costs associated with the 2021 Haynesville acquisitions.
Consolidated
Interest Expense

	For the three months ended March 31,		Increase/(Decrease)
(in millions except percentages)	2022	2021
Gross interest expense:
Senior notes	$58	$44	32%
Credit arrangements	10	6	67%
Amortization of debt costs	3	3	—%
Total gross interest expense	71	53	34%
Less: capitalization	(30)	(22)	36%
Net interest expense	$41	$31	32%
•Interest expense related to our senior notes increased for the three months ended March 31, 2022, compared to the same period in 2021, as a result of the assumption of Indigo Notes, which were exchanged for $700 million aggregate principal amount of our 5.375% Senior Notes due 2029, the September 2021 public offering of $1,200 million aggregate principal amount of our 5.375% Senior Notes due 2030, and the December 2021 public offering of $1,150 million aggregate principal amount of our 4.75% Senior Notes due 2032.
•Capitalized interest increased for the three months ended March 31, 2022, as compared to the same period in 2021, primarily due to the incremental capitalized interest associated with the recently acquired Haynesville unevaluated properties.
•Capitalized interest as a percentage of gross interest expense remained flat for the three months ended March 31, 2022, compared to the same period in 2021.
•We refer you to Note 11 to the consolidated financial statements included in this Quarterly Report for additional details about our debt and our financing activities.
Gain (Loss) on Derivatives

	For the three months ended March 31,
(in millions)	2022	2021
Loss on unsettled derivatives	$(3,237)	$(169)
Loss on settled derivatives	(695)	(22)
Non-performance risk adjustment	5	—
Loss on derivatives	$(3,927)	$(191)
We refer you to Note 8 to the consolidated financial statements included in this Quarterly Report for additional details about our gain (loss) on derivatives.
Gain/Loss on Early Extinguishment of Debt
For the three months ended March 31, 2022, we recorded a loss on early debt extinguishment of $2 million as a result of our repurchase of $221 million in aggregate principal amount of our outstanding senior notes for $223 million. Included as part of the repurchase was the full redemption of our 4.10% Senior Notes due March 2022 with an aggregate principal amount retired of $201 million.
See Note 11 to the consolidated financial statements of this Quarterly Report for more information on our long-term debt.

Income Taxes

	For the three months ended March 31,
(in millions except percentages)	2022	2021
Income tax expense	$4	$—
Effective tax rate	0%	0%
In 2020, due to significant pricing declines and the material write-down of the carrying value of our natural gas and oil properties in addition to other negative evidence, management concluded that it was more likely than not that a portion of our deferred tax assets would not be realized and recorded a valuation allowance. As of the first quarter of 2022, we still maintain a full valuation allowance. We also retained a valuation allowance of $59 million related to net operating losses in jurisdictions in which we no longer operate. Management will continue to assess available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of deferred tax assets. The amount of the deferred tax asset considered realizable, however, could be adjusted based on changes in subjective estimates of future taxable income or if objective negative evidence is no longer present.
We expect to continue a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of the allowance. However, if current commodity prices are sustained and absent any additional objective negative evidence, it is reasonably possible that sufficient positive evidence will exist within the next 12 months to adjust the current valuation allowance position. Exact timing and amount of the adjustment to the valuation allowance is unknown at this time.
Due to the issuance of common stock associated with the Indigo Merger, as discussed in Note 2, we incurred a cumulative ownership change and as such, our net operating losses (“NOLs”) prior to the acquisition are subject to an annual limitation under Internal Revenue Code Section 382 of approximately $48 million. The ownership changes and resulting annual limitation will result in the expiration of NOLs or other tax attributes otherwise available, with a corresponding decrease in our valuation allowance. At March 31, 2022, we had approximately $4 billion of federal NOL carryovers, of which approximately $3 billion have an expiration date between 2035 and 2037 and $1 billion have an indefinite carryforward life. We currently estimate that approximately $2 billion of these federal NOLs will expire before they are able to be used. The non-expiring NOLs remain subject to a full valuation allowance. If a subsequent ownership change were to occur as a result of future transactions in our common stock, our use of remaining U.S. tax attributes may be further limited.
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
LIQUIDITY AND CAPITAL RESOURCES
On April 8, 2022 we entered into the 2022 credit facility which extends the maturity of our existing credit facility through April 2027. The 2022 credit facility has an aggregate maximum revolving credit amount and borrowing base of $3.5 billion, elected commitments of $2.0 billion and has provisions that provide the ability to convert our secured credit facility to an unsecured credit facility if we are able to achieve investment grade status as deemed by the relevant rating agencies. We refer to the 2018 credit facility throughout this Quarterly Report as it was in effect as of the quarter ended March 31, 2022.
We depend primarily on funds generated from our operations, our 2018 credit facility, our cash and cash equivalents balance and capital markets as our primary sources of liquidity. In October 2021, the banks participating in our 2018 credit facility reaffirmed our elected borrowing base and aggregate commitments to be $2.0 billion. At March 31, 2022, we had approximately $1.7 billion of total available liquidity, which exceeds our currently modeled needs as we remain committed to our strategy of capital discipline.
In November 2021 in conjunction with the GEPH Merger, we amended our 2018 credit facility agreement to permit access to additional secured debt capacity in the form of a term loan for incremental capital up to $900 million, ranking equally with our 2018 credit facility. In December 2021, we raised $550 million in term loan financing to partially fund the GEPH Merger, with no impact to our liquidity. As of March 31, 2022 we had borrowings under the term loan of $549 million. The remaining $351 million of incremental term loan capacity remains accessible through November 2022 and provides access to another secured debt capital source for liquidity purposes. The flexibility to access this term loan capacity through November 2022 is included in our 2022 credit facility.
Our flexibility to access incremental secured debt capital is derived from our excess asset collateral value above the $3.5 billion maximum revolving credit amount and borrowing base of our 2022 credit facility and the elected $2.0 billion of aggregate commitments from our bank group. Our ability to issue secured debt is governed by the limitations of our 2022 credit facility as well as our secured debt capacity (as defined by our senior note indentures) which was $6.5 billion as of March 31, 2022, based on 25% of adjusted consolidated net tangible assets. If we were to realize a return to investment grade ratings and the subsequent conversion of our secured credit facility to an unsecured credit facility, we would expect to have access to additional liquidity capital, either by increasing commitments to the 2022 credit facility up to the $3.5 billion aggregate size or otherwise on a similarly unsecured basis, given our current excess asset collateral value and credit quality.
Throughout 2022, we expect to continue to generate free cash flow, which is defined as cash flow from operations, net of changes in working capital, in excess of our expected capital investments, and we intend to utilize free cash flow to pay down our debt. We refer you to Note 11 to the consolidated financial statements included in this Quarterly Report and the section below under “Credit Arrangements and Financing Activities” for additional discussion of our 2022 credit facility and related covenant requirements.
Our cash flow from operating activities is highly dependent upon our ability to sell and the sales prices that we receive for our natural gas and liquids production. Natural gas, oil and NGL prices are subject to wide fluctuations and are driven by market supply and demand, which is impacted by many factors. See "Risk Factors" in Item 1A of our 2021 Annual Report for additional discussion about current and potential future market conditions. The sales price we receive for our production is also influenced by our commodity derivative program. Our derivative contracts allow us to support a certain level of cash flow to fund our operations. Although we are continually adding additional derivative positions for portions of our expected 2022, 2023 and 2024 production, there can be no assurance that we will be able to add derivative positions to cover the remainder of our expected production at favorable prices. We again refer you to “Risk Factors” in Item 1A of our 2021 Annual Report.
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
Credit Arrangements and Financing Activities
In April 2018, we entered into a revolving credit facility (the “2018 credit facility”) with a group of banks that, as amended, has a maturity date of April 2024.  The 2018 credit facility has an aggregate maximum revolving credit amount of $3.5 billion and, in October 2021, the banks participating in our 2018 credit facility reaffirmed the elected borrowing base to be $2.0 billion, which also reflected our aggregate commitments. The borrowing base is subject to redetermination at least twice a year, which typically occurs in April and October, and is subject to change based primarily on drilling results, commodity prices, our future derivative position, the level of capital investment and operating costs. The 2018 credit facility is secured by substantially all of our assets and our subsidiaries’ assets (taken as a whole). The permitted lien provisions in the senior note indentures currently limit liens securing indebtedness to the greater of $2.0 billion or 25% of adjusted consolidated net tangible assets. We may utilize the 2018 credit facility in the form of loans and letters of credit. As of March 31, 2022, we had $174 million of borrowings on our 2018 credit facility and $147 million in outstanding letters of credit. We currently do not anticipate being required to supply a materially greater amount of letters of credit under our existing contracts. We refer you to Note 11 to the consolidated financial statements included in this Quarterly Report for additional discussion of our 2018 credit facility.
As of March 31, 2022, we were in compliance with all of the applicable covenants contained in the credit agreement governing our 2018 credit facility. Our ability to comply with financial covenants in future periods depends, among other things, on the success of our development program and upon other factors beyond our control, such as the market demand and prices for natural gas and liquids. We refer you to Note 11 of the consolidated financial statements included in this Quarterly Report for additional discussion of the covenant requirements of our 2018 credit facility.
In April 2022, we entered into an amended and restated credit agreement that replaces the 2018 credit facility (the “2022 credit facility”) with a group of banks that, as amended, has a maturity date of April 2027. The 2022 credit facility has an aggregate maximum revolving credit amount and borrowing base of $3.5 billion and elected commitments of $2.0 billion. The borrowing base is subject to redetermination at least twice a year, which typically occurs in April and October, and is subject to change based primarily on drilling results, commodity prices, our future derivative position, the level of capital investment and operating costs. The 2022 credit facility is secured by substantially all of our assets and our subsidiaries’ assets (taken as a whole). The permitted lien provisions in the senior note indentures currently limit liens securing indebtedness to the greater of $2.0 billion or 25% of adjusted consolidated net tangible assets, which was $6.5 billion as of March 31, 2022. The 2022 credit facility utilizes the SOFR index rates for purposes of calculating interest expense.
The 2022 credit facility has certain financial covenant requirements that currently mirror those of our 2018 credit facility, but provide certain fall away features should we receive an Investment Grade Rating (defined as an index debt rating of BBB- or higher with S&P, Baa3 or higher with Moody’s, or BBB- or higher with Fitch) and meet other criteria in the future. We refer you to Note 11 to the consolidated financial statements included in this Quarterly Report for additional discussion of our 2022 credit facility.
The credit status of the financial institutions participating in our 2022 credit facility could adversely impact our ability to borrow funds under the 2022 credit facility.  Although we believe all of the lenders under the facility have the ability to provide funds, we cannot predict whether each will be able to meet their obligation to us. We refer you to Note 11 to the consolidated financial statements included in this Quarterly Report for additional discussion of our revolving credit facility.
In contemplation of the GEPH Merger, on December 22, 2021, we entered into a term loan credit agreement with a group of lenders that provided for a $550 million secured term loan facility which matures on June 22, 2027 (the “Term Loan”). As of March 31, 2022, we had borrowings under the Term Loan of $549 million.
Other key financing activities over the last 3 months are as follows:
Debt Repurchases
•In January 2022, we repurchased the remaining outstanding principal balance of $201 million on our 2022 Senior Notes using our 2018 credit facility. As a result of the focused work on refinancing and repayment of our debt in recent years, coupled with the amendment and restatement of our credit facility on April 8, 2022, the only debt balance scheduled to become due prior to 2025 is $15 million of our Term Loan principal.
•In March 2022, we repurchased $5 million of our 8.375% Senior Notes due 2028 and $15 million of our 7.75% Senior Notes due 2027, resulting in a $2 million loss on debt extinguishment.
As of April 26, 2022, we had long-term debt issuer ratings of Ba2 by Moody’s (rating and stable outlook affirmed on November 29, 2021), BB+ by S&P (rating upgraded to BB+ with stable outlook on January 6, 2022) and BB by Fitch Ratings (rating and stable outlook affirmed on November 29, 2021). Effective in July 2018, the interest rate for our 2025 Notes was 6.20%, reflecting a net downgrade in our bond ratings since their issuance. In April 2020, S&P downgraded our bond rating to BB-, which had the effect of increasing the interest rate on the 2025 Notes to 6.45% in July 2020, with the first coupon payment at the higher interest rate in January 2021. On September 1, 2021, S&P upgraded our bond rating to BB, and on January 6, 2022 S&P further upgraded our bond rating to BB+, which will have the effect of decreasing the interest rate on the 2025 Notes to 5.95%, beginning with coupon payments after January 2022. Any further upgrades or downgrades in our public debt ratings by Moody’s or S&P could decrease or increase our cost of funds, respectively, as our 2025 senior notes are subject to ratings driven changes.

Cash Flows

	For the three months ended March 31,
(in millions)	2022	2021
Net cash provided by operating activities	$972	$347
Net cash used in investing activities	(500)	(227)
Net cash used in financing activities	(479)	(129)
Cash Flow from Operations

	For the three months ended March 31,
(in millions)	2022	2021
Net cash provided by operating activities	$972	$347
Add back (subtract) changes in working capital	(136)	—
Net cash provided by operating activities, net of changes in working capital	$836	$347
•Net cash provided by operating activities increased 180%, or $625 million, for the three months ended March 31, 2022, compared to the same period in 2021, primarily due to a $1,060 million increase resulting from higher commodity prices, a $308 million increase related to increased production, a $136 million increased impact of working capital and a $17 million increase in our marketing margin and partially offset by a $673 million decrease in our settled derivatives, a $188 million increase in operating costs and expenses and a $10 million increase in interest expense.
•Net cash provided by operating activities, net of changes in working capital, exceeded our cash requirements for capital investments for the three months ended March 31, 2022 and 2021.
Cash Flow from Investing Activities
•Total E&P capital investments increased $278 million for the three months ended March 31, 2022, compared to the same period in 2021, due to an increase of $306 million related to our newly acquired Haynesville assets partially offset by a $28 million decrease in our Appalachia investment due to higher capital allocation to our recently acquired Haynesville assets.

	For the three months ended March 31,
(in millions)	2022	2021
Additions to properties and equipment	$500	$227
Adjustments for capital investments
Changes in capital accruals	43	38
Other (1)	1	1
Total capital investing	$544	$266
(1)Includes capitalized non-cash stock-based compensation and costs to retire assets, which are classified as cash used in operating activities.
Capital Investing

	For the three months ended March 31,		Increase/(Decrease)
(in millions except percentages)	2022	2021
E&P capital investing	$544	$266	105%
Other capital investing (1)	—	—	—%
Total capital investing	$544	$266	105%
(1)Other capital investing was immaterial for the three months ended March 31, 2022 and 2021.

	For the three months ended March 31,
(in millions)	2022	2021
E&P Capital Investments by Type:
Development and exploration, including workovers	$460	$215
Acquisition of properties	26	10
Other	4	4
Capitalized interest and expenses	54	37
Total E&P capital investments	$544	$266

E&P Capital Investments by Area:
Appalachia	$235	$263
Haynesville (1)	306	—
Other E&P	3	3
Total E&P capital investments	$544	$266
(1)Our Haynesville assets were acquired in part on September 1, 2021 through the Indigo Merger and additional Haynesville assets were acquired on December 31, 2021 through the GEPH Merger.

	For the three months ended March 31,
	2022	2021
Gross Operated Well Count Summary:
Drilled	33	23
Completed	37	29
Wells to sales	32	17
Actual capital expenditure levels may vary significantly from period to period due to many factors, including drilling results, natural gas, oil and NGL prices, industry conditions, the prices and availability of goods and services, and the extent to which properties are acquired or non-strategic assets are sold.
Cash Flow from Financing Activities
•For the three months ended March 31, 2022, we fully redeemed our 4.10% Senior Notes for $201 million and paid down additional aggregate principal balances on our senior notes of $20 million and paid down $286 million on our 2018 credit facility.
•In the first three months of 2021, we paid down $133 million on our 2018 credit facility.
We refer you to Note 11 of the consolidated financial statements included in this Quarterly Report for additional discussion of our outstanding debt and credit facilities.
Working Capital
We had negative working capital of $4,432 million at March 31, 2022, a $2,793 million decrease from December 31, 2021, and mostly attributable to a $2,741 million reduction in the current mark-to-market value of our derivatives position related to improved forward pricing across all commodities, a reduction in accounts receivable of $89 million, and an increase in our accounts payable of $206 million which was partially offset by the full repayment of our 4.10% Senior Notes of $201 million and decreases to various payables of $48 million, as compared to December 31, 2021. We believe that our existing cash and cash equivalents, our anticipated cash flows from operations and our available credit facility will be sufficient to meet our working capital and operational spending requirements.
Off-Balance Sheet Arrangements
We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of March 31, 2022, our material off-balance sheet arrangements and transactions include operating service arrangements and $147 million in letters of credit outstanding against our 2018 credit facility. There are no other transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of our capital resources.  For more information regarding off-balance sheet arrangements, we refer you to “Contractual Obligations and Contingent Liabilities and Commitments” below for more information.

Contractual Obligations and Contingent Liabilities and Commitments
We have various contractual obligations in the normal course of our operations and financing activities.  Other than the firm transportation and gathering agreements discussed below, there have been no material changes to our contractual obligations from those disclosed in our 2021 Annual Report.
Contingent Liabilities and Commitments
As of March 31, 2022, we had commitments for demand and similar charges under firm transportation and gathering agreements to guarantee access capacity on natural gas and liquids pipelines and gathering systems totaling approximately $10.2 billion, $857 million of which related to access capacity on future pipeline and gathering infrastructure projects that still require the granting of regulatory approvals and/or additional construction efforts.  This amount also included guarantee obligations of up to $877 million. As of March 31, 2022, future payments under non-cancelable firm transportation and gathering agreements are as follows:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	5 to 8 years	More than 8 Years
Infrastructure currently in service	$9,301	$1,066	$1,943	$1,729	$2,085	$2,478
Pending regulatory approval and/or construction (1)	857	3	124	161	247	322
Total transportation charges	$10,158	$1,069	$2,067	$1,890	$2,332	$2,800
(1)Based on the estimated in-service dates as of March 31, 2022.
Prior to the Indigo Merger, in May 2021, Indigo closed on an agreement to divest its Cotton Valley natural gas and oil properties. Indigo retained certain contractual commitments related to volume commitments associated with natural gas gathering, for which we will assume the obligation to pay the gathering provider for any unused portion of the volume commitment under the agreement through 2027, depending on the buyer’s actual use. As of March 31, 2022, up to approximately $34 million of these contractual commitments remain (included in the table above), and we have recorded a $17 million liability for the estimated future payments.
Excluding the Cotton Valley gathering agreement (discussed above), the Company has recorded additional liabilities totaling $35 million as of March 31, 2022, primarily related to purchase or volume commitments associated with gathering, fresh water and sand. These amounts are reflected above and will be recognized as payments are made over the next two years.
Substantially all of our employees who were employed prior to January 1, 2021 are covered by defined benefit and postretirement benefit plans.  As part of ongoing effort to reduce costs, we elected to freeze the pension plan effective January 1, 2021. Employees who were participants in the pension plan prior to January 1, 2021 continued to receive the interest component of the plan but no longer received the service component.
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
For the three months ended March 31, 2022, we have not made contributions to the pension and postretirement benefit plans, and we do not expect to contribute additional funds to our pension plan during the remainder of 2022.  We recognized liabilities of $25 million as of March 31, 2022 and December 31, 2021, as a result of our pension and other postretirement benefit plans. See Note 14 to the consolidated financial statements included in this Quarterly Report for additional discussion about our pension and other postretirement benefits.
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
Supplemental Guarantor Financial Information
As discussed in Note 11, in April 2018 the Company entered into the 2018 credit facility.  Pursuant to requirements under the indentures governing our senior notes, each 100% owned subsidiary that became a guarantor of the 2018 credit facility also became a guarantor of each of our senior notes (the “Guarantor Subsidiaries”) and such subsidiaries are also guarantors of our 2022 credit facility. The Guarantor Subsidiaries also granted liens and security interests to support their guarantees under the 2018 credit facility and 2022 credit facility, but not of the senior notes. These guarantees are full and unconditional and joint and several among the Guarantor Subsidiaries. Certain of our operating units are accounted for on a consolidated basis do not guarantee the 2018 credit facility, 2022 credit facility and senior notes.
Upon the closing of the Indigo Merger and the GEPH Merger, discussed further in Note 2 to the consolidated financials included in this Quarterly Report, certain acquired entities owning oil and gas properties became guarantors to the 2018 credit facility and are guarantors of our 2022 credit facility.
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
Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our 2021 Annual Report.
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
Credit Risk
Our exposure to concentrations of credit risk consists primarily of trade receivables and derivative contracts associated with commodities trading.  Concentrations of credit risk with respect to receivables are limited due to the large number of our purchasers and their dispersion across geographic areas.  At March 31, 2022, one purchaser accounted for 18% of our revenues. For the year ended December 31, 2021, one purchaser accounted for 12% of our revenues. If we had completed the Indigo Merger and GEPH Merger at the beginning of 2021, this same purchaser would have accounted for approximately 16% of our revenues. No other individual purchasers accounted for more than 10% of our revenues in either of these respective periods. A default on this account could have a material impact on the Company. See “Commodities Risk” below for discussion of credit risk associated with commodities trading.

Interest Rate Risk
As of March 31, 2022, we had approximately $4,209 million of outstanding senior notes with a weighted average interest rate of 5.74%, $549 million of borrowings under our Term Loan and $174 million of borrowings under our 2018 credit facility. As of March 31, 2022, we had long-term debt issuer ratings of BB+ by S&P, Ba2 by Moody’s and BB by Fitch Ratings.  On September 1, 2021 S&P upgraded our bond rating to BB, and on January 6, 2022, S&P further upgraded our bond rating to BB+, which decreased the interest rate on the 2025 notes to 5.95%, beginning with coupon payments paid after January 2022. Any further upgrades or downgrades in our public debt ratings by Moody’s or S&P could decrease or increase our cost of funds, respectively, as our 2025 senior notes are subject to ratings driven changes.

	Expected Maturity Date
($ in millions except percentages)	2022	2023	2024	2025	2026	Thereafter	Total
Fixed rate payments (1)	$—	$—	$—	$389	$—	$3,820	$4,209
Weighted average interest rate	—%	—%	—%	5.95%	—%	5.72%	5.74%

Variable rate payments (1)	$4	$6	$179	$6	$5	$523	$723
Weighted average interest rate	3.30%	3.30%	2.42%	3.30%	3.30%	3.30%	3.08%
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report.  Our disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, accumulate and communicate information to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and submission within the time periods specified in the SEC’s rules and forms.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those determined to be effective can provide only a level of reasonable assurance with respect to financial statement preparation and presentation.  Based on the evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2022 at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
On December 31, 2021, the Company completed its acquisition of GEP Haynesville, LLC. As part of the ongoing integration of the acquired business, we are in the process of incorporating the controls and related procedures of GEPH. Other than incorporating the GEPH controls, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Refer to “Litigation” and “Environmental Risk” in Note 12 to the consolidated financial statements included in Item 1 of Part I of this Quarterly Report for a discussion of the Company’s legal proceedings.
ITEM 1A. RISK FACTORS
There were no additions or material changes to our risk factors as disclosed in Item 1A of Part I in the Company’s 2021 Annual Report.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

(2.1)
Agreement and Plan of Merger, dated August 12, 2020, by and among Southwestern Energy Company and Montage Resources Corporation (Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K/A filed on August 12, 2020).

(2.2)
Agreement and Plan of Merger, dated June 1, 2021, by and among Southwestern Energy Company, Ikon Acquisition Company, LLC, Indigo Natural Resources LLC, and Ibis Unitholder Representative, LLC solely in its capacity as the Unitholder Representative (Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on June 2, 2021).

(2.3)
Agreement and Plan of Merger, dated November 3, 2021, by and among Southwestern Energy Company, Mustang Acquisition Company, LLC, GEP Haynesville, LLC, and GEPH Unitholder Rep, LLC solely in its capacity as the Unitholder Representative (Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on November 5, 2021).

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

(4.1)
Sixth Supplemental Indenture, dated as of January 4, 2022, among Southwestern Energy Company, the guarantors party thereto and The Bank of New York Mellon Trust, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 5, 2022).

(4.2)
Eighth Supplemental Indenture, dated as of January 4, 2022, among Southwestern Energy Company, the guarantors party thereto and Regions Bank, as trustee (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on January 5, 2022).

(4.3)
Eighth Supplemental Indenture, dated as of January 4, 2022, among Southwestern Energy Company, the guarantors party thereto and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on January 5, 2022).

(4.4)
Fifth Supplemental Indenture, dated as of January 4, 2022, among Southwestern Energy Company, the guarantors party thereto and Regions Bank, as trustee (Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on January 5, 2022).

(10.1)
Amended and Restated Credit Agreement, dated April 8, 2022 among Southwestern Energy Company, JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders from time to time party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 12, 2022).

(31.1)*	Certification of CEO filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)*	Certification of CFO filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)**	Certification of CEO furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)**	Certification of CFO furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(101.INS)	Inline Interactive Data File Instance Document
(101.SCH)	Inline Interactive Data File Schema Document
(101.CAL)	Inline Interactive Data File Calculation Linkbase Document
(101.LAB)	Inline Interactive Data File Label Linkbase Document
(101.PRE)	Inline Interactive Data File Presentation Linkbase Document
(101.DEF)	Inline Interactive Data File Definition Linkbase Document
(104.1)	Cover Page Interactive Data File – the cover page from this Quarterly Report on Form 10-Q, formatted in inline XBRL (included within the Exhibit 101 attachments)
* Filed herewith
** Furnished herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHWESTERN ENERGY COMPANY
Registrant

Dated:	April 28, 2022	/s/ CARL F. GIESLER, JR.
Carl F. Giesler, Jr. Executive Vice President and Chief Financial Officer