Form 10-Q
period 2022-06-30
SOUTHWESTERN ENERGY CO
filed 2022-08-04
CIK 7332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the quarterly period ended June 30, 2022
Or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 2, 2022
Common Stock, Par Value $0.01	1,114,306,657

SOUTHWESTERN ENERGY COMPANY
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

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
•our hedging strategy and results;
•our ability to execute our share repurchase program;
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
(in millions, except share/per share amounts)	2022	2021	2022	2021
Operating Revenues:
Gas sales	$2,485	$433	$4,177	$897
Oil sales	138	106	249	187
NGL sales	310	179	582	352
Marketing	1,207	332	2,073	684
Other	(2)	—	—	2
	4,138	1,050	7,081	2,122
Operating Costs and Expenses:
Marketing purchases	1,215	333	2,077	689
Operating expenses	402	259	783	509
General and administrative expenses	35	34	79	72
Merger-related expenses	2	3	27	4
Restructuring charges	—	1	—	7
Depreciation, depletion and amortization	288	100	563	196
Taxes, other than income taxes	65	27	122	51
	2,007	757	3,651	1,528
Operating Income	2,131	293	3,430	594
Interest Expense:
Interest on debt	73	48	141	98
Other interest charges	4	3	7	6
Interest capitalized	(29)	(21)	(59)	(43)
	48	30	89	61

Loss on Derivatives	(879)	(871)	(4,806)	(1,062)
Loss on Early Extinguishment of Debt	(4)	—	(6)	—
Other Loss, Net	(1)	(1)	(1)	—

Income (Loss) Before Income Taxes	1,199	(609)	(1,472)	(529)
Provision for Income Taxes:
Current	26	—	30	—
Deferred	—	—	—	—
	26	—	30	—
Net Income (Loss)	$1,173	$(609)	$(1,502)	$(529)

Earnings (Loss) Per Common Share:
Basic	$1.05	$(0.90)	$(1.35)	$(0.78)
Diluted	$1.05	$(0.90)	$(1.35)	$(0.78)

Weighted Average Common Shares Outstanding:
Basic	1,116,175,758	676,722,999	1,115,456,855	676,057,534
Diluted	1,118,244,778	676,722,999	1,115,456,855	676,057,534

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2022	2021	2022	2021
Net income (loss)	$1,173	$(609)	$(1,502)	$(529)

Change in value of pension and other postretirement liabilities:
Settlement adjustment (1)	—	3	—	3

Comprehensive income (loss)	$1,173	$(606)	$(1,502)	$(526)
(1)Settlement adjustment was less than $1 million for the three and six months ended June 30, 2022. Settlement adjustment reflects $1 million in tax benefits for the three and six months ended June 30, 2021.

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2022	December 31, 2021

ASSETS	(in millions)
Current assets:
Cash and cash equivalents	$50	$28
Accounts receivable, net	1,781	1,160
Derivative assets	122	183
Other current assets	51	42
Total current assets	2,004	1,413
Natural gas and oil properties, using the full cost method, including $2,256 million as of June 30, 2022 and $2,231 million as of December 31, 2021 excluded from amortization	34,772	33,631
Other	512	509
Less: Accumulated depreciation, depletion and amortization	(24,770)	(24,202)
Total property and equipment, net	10,514	9,938
Operating lease assets	190	187
Long-term derivative assets	129	226
Deferred tax assets	—	—
Other long-term assets	95	84
Total long-term assets	414	497
TOTAL ASSETS	$12,932	$11,848
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$5	$206
Accounts payable	1,801	1,282
Taxes payable	97	93
Interest payable	91	75
Derivative liabilities	3,124	1,279
Current operating lease liabilities	45	42
Other current liabilities	131	75
Total current liabilities	5,294	3,052
Long-term debt	5,081	5,201
Long-term operating lease liabilities	143	142
Long-term derivative liabilities	1,139	632
Pension and other postretirement liabilities	26	23
Other long-term liabilities	206	251
Total long-term liabilities	6,595	6,249
Commitments and contingencies (Note 12)
Equity:
Common stock, $0.01 par value; 2,500,000,000 shares authorized; issued 1,161,475,422 shares as of June 30, 2022 and 1,158,672,666 shares as of December 31, 2021	12	12
Additional paid-in capital	7,168	7,150
Accumulated deficit	(5,890)	(4,388)
Accumulated other comprehensive loss	(25)	(25)
Common stock in treasury, 47,168,765 shares as of June 30, 2022 and 44,353,224 December 31, 2021	(222)	(202)
Total equity	1,043	2,547
TOTAL LIABILITIES AND EQUITY	$12,932	$11,848

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
(in millions)	2022	2021
Cash Flows From Operating Activities:
Net loss	$(1,502)	$(529)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	563	196
Amortization of debt issuance costs	6	4
Loss on derivatives, unsettled	2,510	941
Stock-based compensation	3	2
Loss on early extinguishment of debt	6	—
Other	2	1
Change in assets and liabilities, excluding impact from acquisitions:
Accounts receivable	(621)	(40)
Accounts payable	433	75
Taxes payable	4	(12)
Interest payable	7	—
Inventories	(5)	3
Other assets and liabilities	(7)	(24)
Net cash provided by operating activities	1,399	617

Cash Flows From Investing Activities:
Capital investments	(1,050)	(493)
Proceeds from sale of property and equipment	1	2
Other	—	(1)
Net cash used in investing activities	(1,049)	(492)

Cash Flows From Financing Activities:
Payments on current portion of long-term debt	(204)	—
Payments on long-term debt	(71)	—
Payments on revolving credit facility	(5,564)	(1,782)
Borrowings under revolving credit facility	5,510	1,650
Change in bank drafts outstanding	29	—
Proceeds from exercise of common stock options	7	—
Purchase of treasury stock	(20)	—
Debt issuance/amendment costs	(11)	(1)
Cash paid for tax withholding	(4)	(3)
Net cash used in financing activities	(328)	(136)

Increase (decrease) in cash and cash equivalents	22	(11)
Cash and cash equivalents at beginning of year	28	13
Cash and cash equivalents at end of period	$50	$2

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury		Total
	Shares Issued	Amount				Shares	Amount

	(in millions, except share amounts)
Balance at December 31, 2021	1,158,672,666	$12	$7,150	$(4,388)	$(25)	44,353,224	$(202)	$2,547
Comprehensive loss:
Net loss	—	—	—	(2,675)	—	—	—	(2,675)
Other comprehensive income	—	—	—	—	—	—	—	—
Total comprehensive loss	—	—	—	—	—	—	—	(2,675)
Stock-based compensation	—	—	1	—	—	—	—	1
Performance units vested	2,499,860	—	12	—	—	—	—	12
Tax withholding – stock compensation	(721,070)	—	(4)	—	—	—	—	(4)
Balance at March 31, 2022	1,160,451,456	$12	$7,159	$(7,063)	$(25)	44,353,224	$(202)	$(119)
Comprehensive income:
Net income	—	—	—	1,173	—	—	—	1,173
Other comprehensive income	—	—	—	—	—	—	—	—
Total comprehensive income	—	—	—	—	—	—	—	1,173
Stock-based compensation	—	—	2	—	—	—	—	2
Exercise of stock options	893,312	—	7	—	—	—	—	7
Issuance of restricted stock	115,608	—	—	—	—	—	—	—
Restricted units vested	21,981	—	—	—	—	—	—	—
Treasury stock	—	—	—	—	—	2,815,541	(20)	(20)
Issuance of common stock	79	—	—	—	—	—	—	—
Tax withholding – stock compensation	(7,014)	—	—	—	—	—	—	—
Balance at June 30, 2022	1,161,475,422	$12	$7,168	$(5,890)	$(25)	47,168,765	$(222)	$1,043

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury		Total
	Shares Issued	Amount				Shares	Amount

	(in millions, except share amounts)
Balance at December 31, 2020	718,795,700	$7	$5,093	$(4,363)	$(38)	44,353,224	$(202)	$497
Comprehensive income:
Net income	—	—	—	80	—	—	—	80
Other comprehensive income	—	—	—	—	—	—	—	—
Total comprehensive income	—	—	—	—	—	—	—	80
Issuance of restricted stock	10,067	—	—	—	—	—	—	—
Cancellation of restricted stock	(405)	—	—	—	—	—	—	—
Restricted units vested	2,136,882	—	8	—	—	—	—	8
Performance units vested	1,001,505	—	4	—	—	—	—	4
Tax withholding – stock compensation	(748,627)	—	(3)	—	—	—	—	(3)
Balance at March 31, 2021	721,195,122	$7	$5,102	$(4,283)	$(38)	44,353,224	$(202)	$586
Comprehensive loss:
Net loss	—	—	—	(609)	—	—	—	(609)
Other comprehensive income	—	—	—	—	3	—	—	3
Total comprehensive loss	—	—	—	—	—	—	—	(606)
Stock-based compensation	—	—	2	—	—	—	—	2
Issuance of restricted stock	148,700	—	—	—	—	—	—	—
Restricted units granted	41,879	—	—	—	—	—	—	—
Tax withholding – stock compensation	(13,258)	—	—	—	—	—	—	—
Balance at June 30, 2021	721,372,443	$7	$5,104	$(4,892)	$(35)	44,353,224	$(202)	$(18)

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
(2) ACQUISITIONS
In September 2021, Southwestern completed the Indigo Merger, as defined and described below, to establish operations into the Haynesville and Bossier Shales. In December 2021, Southwestern completed the GEPH Merger, as defined and described below, to extend those operations in the Haynesville and Bossier Shales. For the three months ended June 30, 2022, revenues and operating income associated with the operations acquired through the Indigo and GEPH Mergers totaled $1,153 million and $867 million, respectively. For the six months ended June 30, 2022, revenues and operating income associated with the operations acquired through the Indigo and GEPH Mergers totaled $1,906 million and $1,349 million, respectively.
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

Under the terms and conditions of the GEPH Merger Agreement, the outstanding equity interests in GEPH were cancelled and converted into the right to receive $1,269 million in cash consideration ($1,259 million including post-close adjustments) and 99,337,748 shares of Southwestern common stock. These shares of Southwestern common stock had an aggregate dollar value equal to approximately $463 million, based on the closing price of $4.66 per share of Southwestern common stock on the NYSE on December 31, 2021. In addition, the Company assumed GEPH’s revolving line of credit balance of $81 million as of December 31, 2021. This balance was subsequently repaid, and the GEPH revolving line of credit was retired on December 31, 2021. See Note 11 for additional information.
The GEPH Merger constituted a business combination, and was accounted for using the acquisition method of accounting. For tax purposes, the GEPH Merger was treated as a sale of partnership interests and an acquisition of assets. The following table presents the fair value of consideration transferred to GEPH equity holders as a result of the GEPH Merger:

(in millions, except share, per share amounts)	As of December 31, 2021
Shares of Southwestern common stock issued	99,337,748
NYSE closing price per share of Southwestern common shares on December 31, 2021	$4.66
$463
Cash consideration (1)	1,259
Total consideration	$1,722
(1)Reflects $10 million of customary post-close cash consideration adjustments.
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

(in millions)	As of December 31, 2021
Consideration:
Total consideration	$1,722
Fair Value of Assets Acquired:
Cash and cash equivalents	11
Accounts receivable	171
Other current assets (2)	1
Commodity derivative assets	56
Evaluated oil and gas properties	1,783
Unevaluated oil and gas properties (1)	61
Other property, plant and equipment	2
Other long-term assets	3
Total assets acquired	2,088
Fair Value of Liabilities Assumed:
Accounts payable (2)	175
Other current liabilities	1
Derivative liabilities	75
Revolving credit facility	81
Asset retirement obligations	24
Other noncurrent liabilities (2)	10
Total liabilities assumed	366
Net Assets Acquired and Liabilities Assumed	$1,722
(1)Reflects $2 million purchase price adjustment during the six months ended June 30, 2022.
(2)Reflects purchase price adjustments consisting of a $2 million decrease to other current assets, a $5 million increase to accounts payable and a $5 million increase to other noncurrent liabilities during the six months ended June 30, 2022.
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

With the completion of the GEPH Merger, Southwestern acquired proved and unproved properties of approximately $1,783 million and $61 million (including post-closing adjustments), respectively, primarily associated with the Haynesville and Bossier formations. The remaining $2 million in Other property, plant and equipment consists of land, facilities and various equipment.
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

(in millions)	As of September 1, 2021
Consideration:
Total consideration	$1,961
Fair Value of Assets Acquired:
Cash and cash equivalents	55
Accounts receivable	192
Other current assets	2
Commodity derivative assets	2
Evaluated oil and gas properties	2,724
Unevaluated oil and gas properties (1)	697
Other property, plant and equipment	4
Other long-term assets	27
Total assets acquired	3,703
Fair Value of Liabilities Assumed:
Accounts payable (1)	287
Other current liabilities	55
Derivative liabilities	501
Revolving credit facility	95
Senior unsecured notes	726
Asset retirement obligations	8
Other noncurrent liabilities	70
Total liabilities assumed	1,742
Net Assets Acquired and Liabilities Assumed	$1,961
(1)Reflects $13 million purchase price adjustment during the six months ended June 30, 2022.
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
With the completion of the Indigo Merger, Southwestern acquired proved and unproved properties of approximately $2,724 million and $697 million (including post-closing adjustments), respectively, primarily associated with the Haynesville and Bossier formations. The remaining $4 million in Other property, plant and equipment consists of land, water facilities and various equipment.
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
The measurement of senior unsecured notes was based on unadjusted quoted prices in an active market and are Level 1. The Company considered the borrowings under the credit facility to approximate fair value as the outstanding Indigo revolving credit facility was immediately paid off after the Indigo Merger close. The value of derivative instruments was based on observable inputs, primarily forward commodity-price and interest-rate curves and is considered Level 2.
Prior to the Indigo Merger, in May 2021, Indigo closed on an agreement to divest its Cotton Valley natural gas and oil properties. Indigo retained certain contractual commitments related to volume commitments associated with natural gas gathering, for which Southwestern has assumed the obligation to pay the gathering provider for any unused portion of the volume commitment under the agreement through 2027, depending on the buyer’s actual use. As of June 30, 2022, up to approximately $33 million of these contractual commitments remain, and the Company has recorded a $17 million liability for the estimated future payments.
Excluding the Cotton Valley gathering agreement (discussed above), the Company has recorded additional liabilities totaling $33 million as of June 30, 2022, primarily related to purchase or volume commitments associated with gathering and fresh water. These amounts will be recognized as payments are made over the next 12 months.

Merger-Related Expenses
The following table summarizes the merger-related expenses incurred:

	For the three months ended June 30,
	2022			2021
(in millions)	Indigo Merger	GEPH Merger	Total	Montage Merger	Indigo Merger	Total
Professional fees (bank, legal, consulting)	$—	$—	$—	$1	$2	$3
Contract buyouts, terminations and transfers	1	—	1	—	—	—
Due diligence and environmental	—	1	1	—	—	—
Total merger-related expenses	$1	$1	$2	$1	$2	$3

	For the six months ended June 30,
	2022			2021
(in millions)	Indigo Merger	GEPH Merger	Total	Montage Merger	Indigo Merger	Total
Transition services	$—	$18	$18	$—	$—	$—
Professional fees (bank, legal, consulting)	—	1	1	1	2	$3
Contract buyouts, terminations and transfers	1	2	3	—	—	$—
Due diligence and environmental	1	1	2	—	—	$—
Employee-related	—	1	1	1	—	$1
Other	—	2	2	—	—	$—
Total merger-related expenses	$2	$25	$27	$2	$2	$4
Pro Forma Information
The following table summarizes the unaudited pro forma condensed financial information for the three and six months ended June 30, 2021 as if the Indigo Merger and the GEPH Merger each had occurred on January 1, 2020:

(in millions)	For the three months ended June 30, 2021	For the six months ended June 30, 2021
Revenues	$1,476	$2,947
Net loss attributable to common stock	$(875)	$(845)
Net loss attributable to common stock per share - basic	$(0.79)	$(0.76)
Net loss attributable to common stock per share - diluted	$(0.79)	$(0.76)
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

(3) RESTRUCTURING CHARGES
The following table presents a summary of the restructuring charges included in Operating Income for the three and six months ended June 30, 2022 and 2021:

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2022	2021	2022	2021
Severance (including payroll taxes) (1)	$—	$1	$—	$7
(1)All restructuring charges were recorded on the Company’s E&P segment for all periods presented.
On February 24, 2021, the Company notified employees of a workforce reduction plan as part of an ongoing strategic effort to reposition its portfolio, optimize operational performance and improve margins. Affected employees were offered a severance package, which included a one-time payment depending on length of service and, if applicable, the current value of unvested long-term incentive awards that were forfeited. These costs were recognized as restructuring charges for the three and six months ended June 30, 2021.
The Company had no material restructuring activities during the three and six months ended June 30, 2022, and no material liabilities associated with restructuring at June 30, 2022 and December 31, 2021.

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

Disaggregation of Revenues
The Company presents a disaggregation of E&P revenues by product on the consolidated statements of operations net of intersegment revenues. The following table reconciles operating revenues as presented on the consolidated statements of operations to the operating revenues by segment:

(in millions)	E&P	Marketing	Intersegment Revenues	Total
Three months ended June 30, 2022
Gas sales	$2,485	$—	$—	$2,485
Oil sales	136	—	2	138
NGL sales	310	—	—	310
Marketing	—	4,023	(2,816)	1,207
Other (1)	(2)	—	—	(2)
Total	$2,929	$4,023	$(2,814)	$4,138
(in millions)
Three months ended June 30, 2021
Gas sales	$421	$—	$12	$433
Oil sales	105	—	1	106
NGL sales	178	—	1	179
Marketing	—	983	(651)	332
Total	$704	$983	$(637)	$1,050

(in millions)	E&P	Marketing	Intersegment Revenues	Total
Six months ended June 30, 2022
Gas sales	$4,175	$—	$2	$4,177
Oil sales	246	—	3	249
NGL sales	582	—	—	582
Marketing	—	6,778	(4,705)	2,073
Total	$5,003	$6,778	$(4,700)	$7,081
(in millions)
Six months ended June 30, 2021
Gas sales	$872	$—	$25	$897
Oil sales	185	—	2	187
NGL sales	351	—	1	352
Marketing	—	1,979	(1,295)	684
Other (2)	1	1	—	2
Total	$1,409	$1,980	$(1,267)	$2,122
(1)For the three and six months ended June 30, 2022, other E&P revenues consists primarily of losses on purchaser imbalances associated with natural gas and certain NGLs.
(2)For the three and six ended June 30, 2021, other E&P revenues consists primarily of gains on purchaser imbalances associated with certain NGLs and other Marketing revenues consists primarily of sales of gas from storage.
Associated E&P revenues are also disaggregated for analysis on a geographic basis by the core areas in which the Company operates, which are primarily Appalachia and Haynesville.

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2022	2021	2022	2021
Appalachia	$1,776	$704	$3,097	$1,408
Haynesville	1,153	—	1,906	—
Other	—	—	—	1
Total	$2,929	$704	$5,003	$1,409

Receivables from Contracts with Customers
The following table reconciles the Company’s receivables from contracts with customers to consolidated accounts receivable as presented on the consolidated balance sheet:

(in millions)	June 30, 2022	December 31, 2021
Receivables from contracts with customers	$1,692	$1,085
Other accounts receivable	89	75
Total accounts receivable	$1,781	$1,160
Amounts recognized against the Company’s allowance for doubtful accounts related to receivables arising from contracts with customers were less than $1 million for both the six months ended June 30, 2022 and year ended December 31, 2021. The Company has no contract assets or contract liabilities associated with its revenues from contracts with customers.
(5) CASH AND CASH EQUIVALENTS
The following table presents a summary of cash and cash equivalents as of June 30, 2022 and December 31, 2021:

(in millions)	June 30, 2022	December 31, 2021
Cash	$50	$28
Marketable securities (1)	—	—
Total	$50	$28
(1)Typically consists of government stable value money market funds.
(6) NATURAL GAS AND OIL PROPERTIES
The Company utilizes the full cost method of accounting for costs related to the development, exploration and acquisition of natural gas and oil properties. Under this method, all such costs (productive and nonproductive), including salaries, benefits and other internal costs directly attributable to these activities, are capitalized on a country-by-country basis and amortized over the estimated lives of the properties using the units-of-production method. These capitalized costs are subject to a ceiling test that limits such pooled costs, net of applicable deferred taxes, to the aggregate of the present value of future net revenues attributable to proved natural gas, oil and NGL reserves discounted at 10% (standardized measure). Any costs in excess of the ceiling are written off as a non-cash expense. The expense may not be reversed in future periods, even though higher natural gas, oil and NGL prices may subsequently increase the ceiling. Companies using the full cost method are required to use the average quoted price from the first day of each month from the previous 12 months, including the impact of derivatives designated for hedge accounting, to calculate the ceiling value of their reserves. The Company had no hedge positions that were designated for hedge accounting as of June 30, 2022. Prices used to calculate the ceiling value of reserves were as follows:

	June 30, 2022	June 30, 2021
Natural gas (per MMBtu)	$5.13	$2.43
Oil (per Bbl)	$85.78	$49.78
NGLs (per Bbl)	$36.96	$17.06
Using the average quoted prices above, adjusted for market differentials, the Company’s net book value of its United States natural gas and oil properties did not exceed the ceiling amount at June 30, 2022. Decreases in market prices as well as changes in production rates, levels of reserves, evaluation of costs excluded from amortization, future development costs and production costs could result in future non-cash ceiling test impairments to the Company’s natural gas and oil properties.
The Company did not record an impairment related to its other non-full cost pool gas and oil properties during the three or six months ended June 30, 2022 and 2021.
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

In June 2022, the Company repurchased approximately 2.8 million shares of its outstanding common stock per a share repurchase program at an average price of $7.10 per share for a total cost of approximately $20 million.
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
The following table presents the computation of earnings per share for the three and six months ended June 30, 2022 and 2021:

	For the three months ended June 30,		For the six months ended June 30,
(in millions, except share/per share amounts)	2022	2021	2022	2021
Net income (loss)	$1,173	$(609)	$(1,502)	$(529)

Number of common shares:
Weighted average outstanding	1,116,175,758	676,722,999	1,115,456,855	676,057,534
Issued upon assumed exercise of outstanding stock options	—	—	—	—
Effect of issuance of non-vested restricted common stock	755,235	—	—	—
Effect of issuance of non-vested restricted units	1,226,632	—	—	—
Effect of issuance of non-vested performance units	87,153	—	—	—
Weighted average and potential dilutive outstanding	1,118,244,778	676,722,999	1,115,456,855	676,057,534

Earnings (loss) per common share
Basic	$1.05	$(0.90)	$(1.35)	$(0.78)
Diluted	$1.05	$(0.90)	$(1.35)	$(0.78)
The following table presents the common stock shares equivalent excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2022 and 2021, as they would have had an antidilutive effect:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Unexercised stock options	2,502,614	3,733,971	2,724,319	3,764,362
Unvested restricted common stock	40,971	721,633	783,729	805,791
Restricted units	786,061	2,917,427	2,127,795	4,059,473
Performance units	—	2,832,043	1,223,158	2,934,615
Total	3,329,646	10,205,074	6,859,001	11,564,241

(8) DERIVATIVES AND RISK MANAGEMENT
The Company is exposed to volatility in market prices and basis differentials for natural gas, oil and NGLs which impacts the predictability of its cash flows related to the sale of those commodities. These risks are managed by the Company’s use of certain derivative financial instruments.  As of June 30, 2022, the Company’s derivative financial instruments consisted of fixed price swaps, two-way costless collars, three-way costless collars, basis swaps, call options, swaptions and interest rate swaps. A description of the Company’s derivative financial instruments is provided below:

Fixed price swaps	If the Company sells a fixed price swap, the Company receives a fixed price for the contract, and pays a floating market price to the counterparty. If the Company purchases a fixed price swap, the Company receives a floating market price for the contract and pays a fixed price to the counterparty.

Two-way costless collars	Arrangements that contain a fixed floor price (“purchased put option”) and a fixed ceiling price (“sold call option”) based on an index price which, in aggregate, have no net cost. At the contract settlement date, (1) if the index price is higher than the ceiling price, the Company pays the counterparty the difference between the index price and ceiling price, (2) if the index price is between the floor and ceiling prices, no payments are due from either party, and (3) if the index price is below the floor price, the Company will receive the difference between the floor price and the index price.

Three-way costless collars	Arrangements that contain a purchased put option, a sold call option and a sold put option based on an index price that, in aggregate, have no net cost. At the contract settlement date, (1) if the index price is higher than the sold call strike price, the Company pays the counterparty the difference between the index price and sold call strike price, (2) if the index price is between the purchased put strike price and the sold call strike price, no payments are due from either party, (3) if the index price is between the sold put strike price and the purchased put strike price, the Company will receive the difference between the purchased put strike price and the index price, and (4) if the index price is below the sold put strike price, the Company will receive the difference between the purchased put strike price and the sold put strike price.

Basis swaps	Arrangements that guarantee a price differential for natural gas from a specified delivery point. If the Company sells a basis swap, the Company receives a payment from the counterparty if the price differential is greater than the stated terms of the contract and pays the counterparty if the price differential is less than the stated terms of the contract. If the Company purchases a basis swap, the Company pays the counterparty if the price differential is greater than the stated terms of the contract and receives a payment from the counterparty if the price differential is less than the stated terms of the contract.

Options (Calls and Puts)	The Company purchases and sells options in exchange for premiums. If the Company purchases a call option, the Company receives from the counterparty the excess (if any) of the market price over the strike price of the call option at the time of settlement, but if the market price is below the call’s strike price, no payment is due from either party. If the Company sells a call option, the Company pays the counterparty the excess (if any) of the market price over the strike price of the call option at the time of settlement, but if the market price is below the call’s strike price, no payment is due from either party. If the Company purchases a put option, the Company receives from the counterparty the excess (if any) of the strike price over the market price of the put option at the time of settlement, but if the market price is above the put’s strike price, no payment is due from either party. If the Company sells a put option, the Company pays the counterparty the excess (if any) of the strike price over the market price of the put option at the time of settlement, but if the market price is above the put’s strike price, no payment is due from either party.

Index swaps	Natural gas index swaps are used to manage the Company’s exposure to volatility in daily cash market pricing. When the Company sells an index swap, the Company pays an amount equal to the average of the daily index price for a given month at a specified location and receives a first of month index price based on the same location.

Swaptions	Instruments that refer to an option to enter into a fixed price swap. In exchange for an option premium, the purchaser gains the right but not the obligation to enter a specified swap agreement with the issuer for specified future dates. If the Company sells a swaption, the counterparty has the right to enter into a fixed price swap wherein the Company receives a fixed price for the contract and pays a floating market price to the counterparty. If the Company purchases a swaption, the Company has the right to enter into a fixed price swap wherein the Company receives a floating market price for the contract and pays a fixed price to the counterparty.

Interest rate swaps	Interest rate swaps are used to fix or float interest rates on existing or anticipated indebtedness. The purpose of these instruments is to manage the Company’s existing or anticipated exposure to unfavorable interest rate changes.
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
The following tables provide information about the Company’s financial instruments that are sensitive to changes in commodity prices and that are used to protect the Company’s exposure. None of the financial instruments below are designated for hedge accounting treatment. The tables present the notional amount, the weighted average contract prices and the fair value by expected maturity dates as of June 30, 2022:

Financial Protection on Production
		Weighted Average Price per MMBtu
	Volume (Bcf)	Swaps	Sold Puts	Purchased Puts	Sold Calls	Basis Differential	Fair Value at June 30, 2022 (in millions)
Natural Gas
2022
Fixed price swaps	417	$3.04	$—	$—	$—	$—	$(1,090)
Two-way costless collars	47	—	—	2.52	2.91	—	(132)
Three-way costless collars	184	—	2.03	2.48	2.88	—	(512)
Total	648						$(1,734)
2023
Fixed price swaps	504	$3.08	$—	$—	$—	$—	$(788)
Two-way costless collars	219	—	—	3.03	3.55	—	(269)
Three-way costless collars	215	—	2.09	2.54	3.00	—	(393)
Total	938						$(1,450)
2024
Fixed price swaps	224	$2.96	$—	$—	$—	$—	$(304)
Two-way costless collars	44	—	—	3.07	3.53	—	(42)
Three-way costless collars	11	—	2.25	2.80	3.54	—	(16)
Total	279						$(362)

Basis Swaps
2022	182	$—	$—	$—	$—	$(0.53)	$50
2023	281	—	—	—	—	(0.50)	6
2024	46	—	—	—	—	(0.71)	16
2025	9	—	—	—	—	(0.64)	4
Total	518						$76

	Volume (MBbls)	Weighted Average Strike Price per Bbl				Fair Value at June 30, 2022 (in millions)
		Swaps	Sold Puts	Purchased Puts	Sold Calls
Oil
2022
Fixed price swaps	1,622	$53.11	$—	$—	$—	$(73)
Three-way costless collars	691	—	39.80	50.13	56.99	(29)
Total	2,313					$(102)
2023
Fixed price swaps	915	$58.11	$—	$—	$—	$(25)
Three-way costless collars	1,268	—	33.97	45.51	56.12	(40)
Total	2,183					$(65)
2024
Fixed price swaps	749	$70.63	$—	$—	$—	$(5)
2025
Fixed price swaps	41	$77.66	$—	$—	$—	$—

Ethane
2022
Fixed price swaps	2,782	$11.35	$—	$—	$—	$(29)
2023
Fixed price swaps	1,308	$11.91	$—	$—	$—	$(6)

Propane
2022
Fixed price swaps	3,073	$31.22	$—	$—	$—	$(62)
Three-way costless collars	154	—	16.80	21.00	31.92	(3)
Total	3,227					$(65)
2023
Fixed price swaps	1,286	$38.04	$—	$—	$—	$(8)
2024
Fixed price swaps	73	$42.32	$—	$—	$—	$—

Normal Butane
2022
Fixed price swaps	929	$36.22	$—	$—	$—	$(23)
2023
Fixed price swaps	347	$41.24	$—	$—	$—	$(3)

Natural Gasoline
2022
Fixed price swaps	1,001	$55.78	$—	$—	$—	$(28)
2023
Fixed price swaps	359	$66.00	$—	$—	$—	$(5)

Other Derivative Contracts
	Volume (Bcf)	Weighted Average Strike Price per MMBtu	Fair Value at June 30, 2022 (in millions)
Call Options – Natural Gas (Net)
2022	42	$3.01	$(112)
2023	46	2.94	(85)
2024	9	3.00	(18)
Total	97		$(215)
At June 30, 2022, the net fair value of the Company’s financial instruments was a $4,012 million liability, which included net reduction of the liability of $12 million related to non-performance risk. See Note 10 for additional details regarding the Company’s fair value measurements of its derivatives position.
As of June 30, 2022, the Company had no positions designated for hedge accounting treatment. Gains and losses on derivatives that are not designated for hedge accounting treatment, or do not meet hedge accounting requirements, are recorded as a component of gain (loss) on derivatives on the consolidated statements of operations. Accordingly, the gain (loss) on derivatives component of the statement of operations reflects the gains and losses on both settled and unsettled derivatives. Only the settled gains and losses are included in the Company’s realized commodity price calculations.
The balance sheet classification of the assets and liabilities related to derivative financial instruments are summarized below as of June 30, 2022 and December 31, 2021:

Derivative Assets
		Fair Value
(in millions)	Balance Sheet Classification	June 30, 2022	December 31, 2021
Derivatives not designated as hedging instruments:
Fixed price swaps – natural gas	Derivative assets	$—	$79
Fixed price swaps – ethane	Derivative assets	—	2
Fixed price swaps – propane	Derivative assets	—	2
Fixed price swaps – normal butane	Derivative assets	—	1
Two-way costless collars – natural gas	Derivative assets	20	9
Three-way costless collars – natural gas	Derivative assets	11	12
Three-way costless collars – oil	Derivative assets	—	1
Basis swaps – natural gas	Derivative assets	91	77
Fixed price swaps – natural gas	Other long-term assets	—	64
Two-way costless collars – natural gas	Other long-term assets	31	100
Three-way costless collars – natural gas	Other long-term assets	10	37
Three-way costless collars – oil	Other long-term assets	1	3
Basis swaps – natural gas	Other long-term assets	88	22
Interest rate swaps	Other long-term assets	—	2
Total derivative assets		$252	$411

Derivative Liabilities
		Fair Value
(in millions)	Balance Sheet Classification	June 30, 2022	December 31, 2021
Derivatives not designated as hedging instruments:
Fixed price swaps – natural gas storage	Derivative liabilities	$—	$1
Fixed price swaps – natural gas	Derivative liabilities	1,532	565
Fixed price swaps – oil	Derivative liabilities	86	60
Fixed price swaps – ethane	Derivative liabilities	33	10
Fixed price swaps – propane	Derivative liabilities	67	78
Fixed price swaps – normal butane	Derivative liabilities	25	27
Fixed price swaps – natural gasoline	Derivative liabilities	31	33
Two-way costless collars – natural gas	Derivative liabilities	291	104
Two-way costless collars – ethane	Derivative liabilities	—	1
Three-way costless collars – natural gas	Derivative liabilities	760	298
Three-way costless collars – oil	Derivative liabilities	52	24
Three-way costless collars – propane	Derivative liabilities	3	4
Basis swaps – natural gas	Derivative liabilities	95	9
Call options – natural gas	Derivative liabilities	154	67
Fixed price swaps – natural gas	Long-term derivative liabilities	650	246
Fixed price swaps – oil	Long-term derivative liabilities	17	9
Fixed price swaps – ethane	Long-term derivative liabilities	2	—
Fixed price swaps – propane	Long-term derivative liabilities	3	1
Fixed price swaps – normal butane	Long-term derivative liabilities	1	—
Fixed price swaps – natural gasoline	Long-term derivative liabilities	2	1
Two-way costless collars – natural gas	Long-term derivative liabilities	203	115
Three-way costless collars – natural gas	Long-term derivative liabilities	182	178
Three-way costless collars – oil	Long-term derivative liabilities	18	21
Basis swap – natural gas	Long-term derivative liabilities	8	22
Call options – natural gas	Long-term derivative liabilities	61	42
Total derivative liabilities		$4,276	$1,916

Net Derivative Position
	June 30, 2022	December 31, 2021
(in millions)
Net current derivative liabilities	$(3,007)	$(1,098)
Net long-term derivative liabilities	(1,017)	(407)
Non-performance risk adjustment	12	3
Net total derivative liabilities	$(4,012)	$(1,502)

The following tables summarize the before-tax effect of the Company’s derivative instruments on the consolidated statements of operations for the three and six months ended June 30, 2022 and 2021:

Unsettled Gain (Loss) on Derivatives Recognized in Earnings

	Consolidated Statement of Operations Classification of Gain (Loss) on Derivatives, Unsettled	For the three months ended June 30,		For the six months ended June 30,
Derivative Instrument		2022	2021	2022	2021

		(in millions)
Purchased fixed price swaps – natural gas	Gain (Loss) on Derivatives	$—	$2	$—	$2
Fixed price swaps – natural gas	Gain (Loss) on Derivatives	339	(221)	(1,514)	(243)
Fixed price swaps – oil	Gain (Loss) on Derivatives	19	(41)	(34)	(81)
Fixed price swaps – ethane	Gain (Loss) on Derivatives	(6)	(11)	(27)	(13)
Fixed price swaps – propane	Gain (Loss) on Derivatives	56	(43)	7	(88)
Fixed price swaps – normal butane	Gain (Loss) on Derivatives	20	(19)	—	(34)
Fixed price swaps – natural gasoline	Gain (Loss) on Derivatives	29	(11)	1	(31)
Two-way costless collars – natural gas	Gain (Loss) on Derivatives	9	(148)	(333)	(160)
Two-way costless collars – oil	Gain (Loss) on Derivatives	—	—	—	(1)
Two-way costless collars – ethane	Gain (Loss) on Derivatives	—	(1)	1	(1)
Three-way costless collars – natural gas	Gain (Loss) on Derivatives	230	(249)	(494)	(249)
Three-way costless collars – oil	Gain (Loss) on Derivatives	5	(29)	(28)	(47)
Three-way costless collars – propane	Gain (Loss) on Derivatives	3	(1)	1	(2)
Basis swaps – natural gas	Gain (Loss) on Derivatives	(28)	44	8	47
Call options – natural gas	Gain (Loss) on Derivatives	43	(40)	(106)	(37)
Call options – oil	Gain (Loss) on Derivatives	—	—	—	(1)
Put options – natural gas	Gain (Loss) on Derivatives	—	1	—	1
Swaptions – natural gas	Gain (Loss) on Derivatives	—	(4)	—	(3)
Purchased fixed price swap – natural gas storage	Gain (Loss) on Derivatives	(1)	1	—	1
Fixed price swap – natural gas storage	Gain (Loss) on Derivatives	—	(2)	1	(2)
Interest rate swaps	Gain (Loss) on Derivatives	—	—	(2)	1
Total gain (loss) on unsettled derivatives		$718	$(772)	$(2,519)	$(941)

Settled Gain (Loss) on Derivatives Recognized in Earnings (1)

	Consolidated Statement of Operations Classification of Gain (Loss) on Derivatives, Settled	For the three months ended June 30,			For the six months ended June 30,
Derivative Instrument		2022		2021	2022		2021

		(in millions)
Purchased fixed price swaps - natural gas	Gain (Loss) on Derivatives	$1		$1	$1		1
Fixed price swaps – natural gas	Gain (Loss) on Derivatives	(870)		(6)	(1,167)		(1)
Fixed price swaps – oil	Gain (Loss) on Derivatives	(41)		(28)	(74)		(45)
Fixed price swaps – ethane	Gain (Loss) on Derivatives	(19)		(6)	(27)		(10)
Fixed price swaps – propane	Gain (Loss) on Derivatives	(34)		(30)	(75)		(60)
Fixed price swaps – normal butane	Gain (Loss) on Derivatives	(12)		(9)	(26)		(16)
Fixed price swaps – natural gasoline	Gain (Loss) on Derivatives	(17)		(13)	(36)		(22)
Two-way costless collars – natural gas	Gain (Loss) on Derivatives	(130)		(2)	(234)		—
Two-way costless collars – oil	Gain (Loss) on Derivatives	—		(1)	—		(2)
Two-way costless collars – ethane	Gain (Loss) on Derivatives	—		—	(1)		—
Three-way costless collars – natural gas	Gain (Loss) on Derivatives	(396)		(8)	(517)		(7)
Three-way costless collars – oil	Gain (Loss) on Derivatives	(18)		(5)	(31)		(6)
Three-way costless collars – propane	Gain (Loss) on Derivatives	(1)		—	(3)		—
Basis swaps – natural gas	Gain (Loss) on Derivatives	23		8	24		49
Index swaps – natural gas	Gain (Loss) on Derivatives	—		—	(1)		—
Call options – natural gas	Gain (Loss) on Derivatives	(87)		—	(126)		—
Put options – natural gas	Gain (Loss) on Derivatives	—		—	—		(2)	(2)
Fixed price swaps – natural gas storage	Gain (Loss) on Derivatives	—		—	(3)		—
Total loss on settled derivatives		$(1,601)		$(99)	$(2,296)		$(121)

Total loss on derivatives		$(879)	(1)	$(871)	$(4,806)	(1)	$(1,062)
(1)The Company calculates gain (loss) on derivatives, settled, as the summation of gains and losses on positions that settled within the period.
(2)Includes $2 million in amortization of premiums paid related to certain natural gas put options for the six months ended June 30, 2021, which is included in gain (loss) on derivatives on the consolidated statements of operations.

Total Gain (Loss) on Derivatives Recognized in Earnings
	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021

	(in millions)
Total gain (loss) on unsettled derivatives	$718	$(772)	$(2,519)	$(941)
Total loss on settled derivatives	(1,601)	(99)	(2,296)	(121)
Non-performance risk adjustment	4	—	9	—
Total loss on derivatives	$(879)	$(871)	$(4,806)	$(1,062)
(9) RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables detail the components of accumulated other comprehensive income and the related tax effects for the six months ended June 30, 2022:

(in millions)	Pension and Other Postretirement	Foreign Currency	Total
Beginning balance December 31, 2021	$(11)	$(14)	$(25)
Other comprehensive income before reclassifications	—	—	—
Amounts reclassified from other comprehensive income (1)	—	—	—
Net current-period other comprehensive income	—	—	—
Ending balance June 30, 2022	$(11)	$(14)	$(25)
(1)For the six months ended June 30, 2022, the amounts reclassified from accumulated other comprehensive income was less than $1 million. See Note 14 for additional details regarding the Company’s pension and other postretirement benefit plans.

(10) FAIR VALUE MEASUREMENTS
Assets and liabilities measured at fair value on a recurring basis
The carrying amounts and estimated fair values of the Company’s financial instruments as of June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022		December 31, 2021
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$50	$50	$28	$28
2022 revolving credit facility due April 2027 (1)	406	406	460	460
Term Loan B due 2027	547	547	550	550
Senior notes (2)	4,164	3,883	4,430	4,745
Derivative instruments, net	(4,012)	(4,012)	(1,502)	(1,502)
(1)The Company’s 2018 credit facility was amended and restated during April 2022.
(2)Excludes unamortized debt issuance costs and debt discounts.
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
Debt: The fair values of the Company’s senior notes are based on the market value of the Company’s publicly traded debt as determined based on the market prices of the Company’s senior notes. The fair values of the Company’s senior notes are considered to be a Level 1 measurement as these are actively traded in the market. The carrying values of the borrowings under both the Company’s 2022 credit facility (to the extent utilized) and Term Loan approximates fair value because the interest rates are variable and reflective of market rates. The Company considers the fair values of its 2022 credit facility and Term Loan to be a Level 1 measurement on the fair value hierarchy.
Derivative Instruments: The Company measures the fair value of its derivative instruments based upon a pricing model that utilizes market-based inputs, including, but not limited to, the contractual price of the underlying position, current market prices, natural gas and liquids forward curves, discount rates for a similar duration of each outstanding position, volatility factors and non-performance risk. Non-performance risk considers the effect of the Company’s credit standing on the fair value of derivative liabilities and the effect of counterparty credit standing on the fair value of derivative assets. Both inputs to the model are based on published credit default swap rates and the duration of each outstanding derivative position. As of June 30, 2022 and December 31, 2021, the impact of non-performance risk on the fair value of the Company’s net derivative liability position was a reduction of the net liability of $12 million and $3 million, respectively.
The Company has classified its derivative instruments into levels depending upon the data utilized to determine their fair values.  The Company’s fixed price swaps (Level 2) are estimated using third-party discounted cash flow calculations using the New York Mercantile Exchange (“NYMEX”) futures index for natural gas and oil derivatives and Oil Price Information Service (“OPIS”) for ethane and propane derivatives. The Company utilizes discounted cash flow models for valuing its interest rate derivatives (Level 2). The net derivative values attributable to the Company’s interest rate derivative contracts as of June 30, 2022 and December 31, 2021 are based on (i) the contracted notional amounts, (ii) active market-quoted London Interbank Offered Rate (“LIBOR”) yield curves and (iii) the applicable credit-adjusted risk-free rate yield curve.
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
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	June 30, 2022
	Fair Value Measurements Using:
(in millions)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets (Liabilities) at Fair Value
Assets
Two-way costless collars	$—	$51	$—	$51
Three-way costless collars	—	22	—	22
Basis swaps	—	179	—	179
Liabilities
Fixed price swaps	—	(2,449)	—	(2,449)
Two-way costless collars	—	(494)	—	(494)
Three-way costless collars	—	(1,015)	—	(1,015)
Basis swaps	—	(103)	—	(103)
Call options	—	(215)	—	(215)
Total (1)	$—	$(4,024)	$—	$(4,024)
(1)Excludes a net reduction to the liability fair value of $12 million related to estimated non-performance risk.

	December 31, 2021
	Fair Value Measurements Using:
(in millions)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets (Liabilities) at Fair Value
Assets
Fixed price swaps	$—	$148	$—	$148
Two-way costless collars	—	109	—	109
Three-way costless collars	—	53	—	53
Basis swaps	—	99	—	99
Interest rate swaps	—	2	—	2
Liabilities
Fixed price swaps	—	(1,031)	—	(1,031)
Two-way costless collars	—	(220)	—	(220)
Three-way costless collars	—	(525)	—	(525)
Basis swaps	—	(31)	—	(31)
Call options	—	(109)	—	(109)
Total (1)	$—	$(1,505)	$—	$(1,505)
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

(11) DEBT
The components of debt as of June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022
(in millions)	Debt Instrument		Unamortized Issuance Expense		Unamortized Debt Premium/Discount	Total
Current portion of long-term debt:
Variable rate (4.70% at June 30, 2022) Term Loan B due June 2027	$5	(1)	$—		$—	$5
Total current portion of long-term debt	$5		$—		$—	$5

Long-term debt:
Variable rate (3.60% at June 30, 2022) 2022 revolving credit facility due April 2027 (4)	$406		$—	(2)	$—	$406
4.95% Senior Notes due January 2025 (3)	389		(1)		—	388
Variable rate (4.70% at June 30, 2022) Term Loan B due June 2027	542		(7)		(1)	534
7.75% Senior Notes due October 2027	421		(3)		—	418
8.375% Senior Notes due September 2028	304		(4)		—	300
5.375% Senior Notes due February 2029	700		(6)		23	717
5.375% Senior Notes due September 2030	1,200		(16)		—	1,184
4.75% Senior Notes due February 2032	1,150		(16)		—	1,134
Total long-term debt	$5,112		$(53)		$22	$5,081

Total debt	$5,117		$(53)		$22	$5,086

	December 31, 2021
(in millions)	Debt Instrument		Unamortized Issuance Expense		Unamortized Debt Premium/Discount	Total
Current portion of long-term debt:
4.10% Senior Notes due March 2022	$201		$—		$—	$201
Variable rate (3.0% at December 31, 2021) Term Loan B due June 2027	5	(1)	—		—	5
Total current portion of long-term debt	$206		$—		$—	$206

Long-term debt:
Variable rate (2.08% at December 31, 2021) 2022 revolving credit facility, due April 2027 (4)	$460		$—	(2)	$—	$460
4.95% Senior Notes due January 2025 (3)	389		(1)		—	388
Variable rate (3.0% at December 31, 2021) Term Loan B due June 2027	545		(7)		(1)	537
7.75% Senior Notes due October 2027	440		(4)		—	436
8.375% Senior Notes due September 2028	350		(5)		—	345
5.375% Senior Notes due September 2029	700		(6)		25	719
5.375% Senior Notes due March 2030	1,200		(17)		—	1,183
4.75% Senior Notes due February 2032	1,150		(17)		—	1,133
Total long-term debt	$5,234		$(57)		$24	$5,201

Total debt	$5,440		$(57)		$24	$5,407
(1)The Term Loan requires quarterly principal repayments of $1.375 million, subject to adjustment for voluntary prepayments, beginning in March 2022.
(2)At June 30, 2022 and December 31, 2021, unamortized issuance expense of $19 million and $10 million, respectively, associated with the 2022 credit facility (as defined below) was classified as other long-term assets on the consolidated balance sheets.
(3)Effective in July 2018, the interest rate was 6.20% for the 2025 Notes, reflecting a net downgrade in the Company’s bond ratings since the initial offering. On April 7, 2020, S&P downgraded the Company’s bond rating to BB-, which had the effect of increasing the interest rate on the 2025 Notes to 6.45% following the July 23, 2020 interest payment date. The first coupon payment to the bondholders at the higher interest rate was paid in January 2021. On

September 1, 2021, S&P upgraded the Company’s bond rating to BB, and on January 6, 2022, S&P further upgraded the Company’s bond rating to BB+, which decreased the interest rate on the 2025 Notes to 5.95% beginning with coupon payments paid after January 2022. On May 31, 2022, Moody’s upgraded the Company’s bond rating to Ba1, which will decrease the interest rate on the 2025 Notes from 5.95% to 5.70% for coupon payments paid after July 2022.
(4)The Company’s 2018 credit facility was amended and restated in April 2022.
The following is a summary of scheduled debt maturities by year as of June 30, 2022 and includes the quarterly Term Loan principal repayments of $1.375 million, subject to adjustment for voluntary prepayments, beginning in March 2022:

(in millions)
2022	$2
2023	6
2024	5
2025	395
2026	5
Thereafter	4,704
$5,117
Credit Facilities
2022 Credit Facility
On April 8, 2022, the Company entered into an Amended and Restated Credit Agreement that replaces its previous credit facility with a group of banks, that as amended, has a maturity date of April 2027 (the “2022 credit facility”). As of June 30, 2022, the 2022 credit facility has an aggregate maximum revolving credit amount and borrowing base of $3.5 billion and elected commitments of $2.0 billion. The borrowing base is subject to redetermination at least twice a year, which typically occurs in April and October, and is secured by substantially all of the assets owned by the Company and its subsidiaries. The 2022 credit facility has a term of five years from the effective date of April 8, 2022.
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
2.Maximum total net leverage ratio of not greater than, with respect to the prior four fiscal quarters ending on or after March 31, 2022, 4.00 to 1.00.  Total net leverage ratio is defined as total debt less cash on hand (up to the lesser of 10% of credit limit or $150 million) divided by consolidated EBITDAX for the last four consecutive quarters.  EBITDAX, as defined in the credit agreement governing the Company’s 2022 credit facility, excludes the effects of interest expense, depreciation, depletion and amortization, income tax, any non-cash impacts from impairments, certain non-cash hedging activities, stock-based compensation expense, non-cash gains or losses on asset sales, unamortized issuance cost, unamortized debt discount and certain restructuring costs.
The 2022 credit facility contains customary events of default that include, among other things, the failure to comply with the financial covenants described above, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments and cross-defaults to material indebtedness. If an event of default occurs and is continuing, all amounts outstanding under the 2022 credit facility may become immediately due and payable. As of June 30, 2022, the Company was in compliance with all of the covenants of the credit agreement in all material respects.
Currently, each United States domestic subsidiary of the Company for which the Company owns 100% of its equity guarantees the 2022 credit facility. Pursuant to requirements under the indentures governing its senior notes, each subsidiary that becomes a guarantor of the 2022 credit facility also must become a guarantor of each of the Company’s senior notes.
Certain features of the facility depend on whether Southwestern has obtained any of the following ratings:
•An unsecured long-term debt credit rating (an “Index Debt Rating”) of BBB- or higher with S&P;
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
Upon receiving one Investment Grade Rating from either S&P or Moody’s, repayment in full of the term loan obligations under Southwestern’s Term Loan Agreement dated December 22, 2021, and delivering a certification to the administrative agent (the period beginning at such time, an “Interim Investment Grade Period”), amongst other changes, the following occurs:
•The Guarantors may be released from their guarantees;
•The collateral under the facility will be released;
•The facility will no longer be subject to a borrowing base; and
•Certain title and collateral-related covenants will no longer be applicable.
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
As of June 30, 2022, the Company had $109 million in letters of credit and $406 million in borrowings outstanding under the 2022 credit facility. The Company currently does not anticipate being required to supply a materially greater amount of letters of credit under its existing contracts.

Effective August 4, 2022, the Company elected to temporarily increase commitments under the 2022 credit facility by $500 million under a new tranche of short-term revolving commitments with a maturity date of April 30, 2023 as a temporary working capital liquidity resource. Any loans under the new short-term revolving commitments bear interest at term SOFR plus an applicable rate of 2.75% plus a 0.10% credit spread adjustment, and commitment fees on unused commitment amounts are 0.50%.
Term Loan Credit Agreement
In December 2021, the Company entered into a term loan credit agreement with a group of lenders that provided for a $550 million secured term loan facility which matures in June 2027 (the “Term Loan”). As of June 30, 2022, the Company had borrowings under this Term Loan of $547 million. The net proceeds from the initial loans of $542 million were used to fund a portion of the GEPH Merger on December 31, 2021. Beginning on March 31, 2022, the Term Loan requires minimum quarterly payments of $1.375 million, subject to adjustment for voluntary prepayments and mandatory prepayments as applicable. The Term Loan is subject to varying rates of interest based on whether the term loan is a term benchmark loan or an alternate base rate loan. Term benchmark loans bear interest at the adjusted term SOFR (which includes a credit spread adjustment and is subject to a floor that is 0.50%) plus an applicable margin equal to 2.50%. Alternate base rate loans bear interest at the alternate base rate plus an applicable margin equal to 1.50%. The current borrowings are considered benchmark loans and are carried at an interest rate of 4.70% as of June 30, 2022 (2.20% credit spread adjustment plus 2.50% margin).
The Term Loan is subject to a quarterly collateral coverage ratio test in which the Company’s PDP PV-10 value, net of derivative mark-to-market value, must be greater than 2.0x its secured debt commitments or all secured debt becomes callable. If necessary, outstanding secured debt principal can be paid down within 45 days of the end of such fiscal quarter to come into compliance with this ratio, either by (i) prepaying the loans, (ii) prepaying the loans under the 2022 credit facility, (iii) prepaying any other secured indebtedness that is secured by a lien, or some combination thereof. As of June 30, 2022, the Company was in compliance with the quarterly coverage ratio test.
The Company’s obligations under the Term Loan are guaranteed by each of the Company’s subsidiaries that guarantee the obligations under the 2022 credit facility and are secured by liens on substantially all the assets of the Company and the Company’s subsidiaries on an equal basis with the liens securing the obligations under the 2022 credit facility.
Senior Notes
In January 2015, the Company completed a public offering of $1.0 billion aggregate principal amount of its 4.95% Senior Notes due 2025 (the “2025 Notes”).  The interest rate on the 2025 Notes is determined based upon the public bond ratings from Moody’s and S&P. Downgrades on the 2025 Notes from either rating agency increase interest costs by 25 basis points per downgrade level and upgrades decrease interest costs by 25 basis points per upgrade level, up to the stated coupon rate, on the following semi-annual bond interest payment.  Effective in July 2018, the interest rate for the 2025 Notes was 6.20%, reflecting a net downgrade in the Company’s bond ratings since their issuance. On April 7, 2020, S&P downgraded the Company’s bond rating to BB-, which had the effect of increasing the interest rate on the 2025 Notes to 6.45% following the July 23, 2020 interest payment due date. The first coupon payment to the 2025 Notes bondholders at the higher interest rate was paid in January 2021. On September 1, 2021, S&P upgraded the Company’s bond rating to BB, and on January 6, 2022, S&P further upgraded the Company’s bond rating to BB+, which decreased the interest rate on the 2025 Notes to 5.95% beginning with coupon payments paid after January 2022. On May 31, 2022, Moody’s upgraded the Company’s bond rating to Ba1, which will decrease the interest rate on the 2025 Notes from 5.95% to 5.70% for coupon payments paid after July 2022.
On August 30, 2021, Southwestern closed its public offering of $1,200 million aggregate principal amount of its 5.375% Senior Notes due 2030 (the “2030 Notes”), with net proceeds from the offering totaling $1,183 million after underwriting discounts and offering expenses. The proceeds were used to repurchase the remaining $618 million of the Company’s 7.50% Senior Notes due 2026, $167 million of the Company’s 4.95% Senior Notes due 2025 and $6 million of the Company’s 4.10% Senior Notes due 2022 for $845 million, and the Company recognized a $60 million loss on the extinguishment of debt, which included the write-off of $6 million in related unamortized debt discounts and debt issuance costs. The remaining proceeds were used to pay borrowings under its credit facility and for general corporate purposes.
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
In the first half of 2022, the Company repurchased the remaining outstanding principal balance of $201 million of its 4.10% Senior Notes due 2022, $46 million of its 8.375% Senior Notes due 2028 and $19 million of its 7.75% Senior Notes due 2027 for a total cost of $272 million, and recognized a $6 million loss on debt extinguishment.
(12) COMMITMENTS AND CONTINGENCIES
Operating Commitments and Contingencies
As of June 30, 2022, the Company’s contractual obligations for demand and similar charges under firm transportation and gathering agreements to guarantee access capacity on natural gas and liquids pipelines and gathering systems totaled approximately $10 billion, $857 million of which related to access capacity on future pipeline and gathering infrastructure projects that still require the granting of regulatory approvals and additional construction efforts.  The Company also had guarantee obligations of up to $872 million of that total amount.  As of June 30, 2022, future payments under non-cancelable firm transportation and gathering agreements were as follows:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	5 to 8 Years	More than 8 Years
Infrastructure currently in service	$9,147	$980	$1,970	$1,736	$2,040	$2,421
Pending regulatory approval and/or construction (1)	857	12	128	162	243	312
Total transportation charges	$10,004	$992	$2,098	$1,898	$2,283	$2,733

(1)Based on estimated in-service dates as of June 30, 2022.
Prior to the Indigo Merger, in May 2021, Indigo closed on an agreement to divest its Cotton Valley natural gas and oil properties. Indigo retained certain contractual commitments related to volume commitments associated with natural gas gathering, for which Southwestern assumed the obligation to pay the gathering provider for any unused portion of the volume commitment under the agreement through 2027, depending on the buyer’s actual use. As of June 30, 2022, up to approximately $33 million of these contractual commitments remain (included in the table above), and the Company has recorded a $17 million liability for its portion of the estimated future payments.
Excluding the Cotton Valley gathering agreement (discussed above), the Company has recorded additional liabilities totaling $33 million as of June 30, 2022, primarily related to purchase or volume commitments associated with gathering and fresh water. These amounts are reflected above and will be recognized as payments are made over the next 12 months.
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
Litigation
The Company is subject to various litigation, claims and proceedings, most of which have arisen in the ordinary course of business, such as for alleged breaches of contract, miscalculation of royalties, employment matters, traffic accidents, pollution, contamination, encroachment on others’ property or nuisance. The Company accrues for litigation, claims and proceedings when a liability is both probable and the amount can be reasonably estimated. As of June 30, 2022, the Company does not currently have any material amounts accrued related to litigation matters, including the case discussed below. For any matters not accrued for, it is not possible at this time to estimate the amount of any additional loss, or range of loss, that is reasonably possible, but, based on the nature of the claims, management believes that current litigation, claims and proceedings, individually or in aggregate and after taking into account insurance, are not likely to have a material adverse impact on the Company’s financial position, results of operations or cash flows, for the period in which the effect of that outcome becomes reasonably estimable. Many of these matters are in early stages, so the allegations and the damage theories have not been fully developed, and are all subject to inherent uncertainties; therefore, management’s view may change in the future.

Bryant Litigation
As discussed in Note 2, on September 1, 2021, the Company completed its merger with Indigo, resulting in the assumption of Indigo’s existing litigation.
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
(13) INCOME TAXES
The Company’s effective tax rate was approximately 2% and (2)% for the three and six months ended June 30, 2022. The effective tax rate for the three and six months ended June 30, 2022 related to the effects of a valuation allowance against the Company’s U.S. deferred tax assets. A valuation allowance for deferred tax assets, including net operating losses, is recognized when it is more likely than not that some or all of the benefit from the deferred tax assets will not be realized. To assess that likelihood, the Company uses estimates and judgment regarding future taxable income and considers the tax consequences in the jurisdiction where such taxable income is generated, to determine whether a valuation allowance is required.  Such evidence can include current financial position, results of operations, both actual and forecasted, the reversal of deferred tax liabilities and tax planning strategies as well as current and forecasted business economics of the oil and gas industry.
As of the second quarter of 2022, the Company still maintains a full valuation allowance. The Company also retained a valuation allowance of $59 million related to net operating losses in jurisdictions in which it no longer operates. Management will continue to assess available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of deferred tax assets. The amount of the deferred tax asset considered realizable, however, could be adjusted based on changes in subjective estimates of future taxable income or if objective negative evidence is no longer present.
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
The Company’s effective tax rate was approximately 0% for the three and six months ended June 30, 2021 which related to the effects of the valuation allowance against the Company’s U.S. deferred tax assets.
Due to the issuance of common stock associated with the Indigo Merger, as discussed in Note 2, the Company incurred a cumulative ownership change and as such, the Company’s net operating losses (“NOLs”) prior to the acquisition are subject to an annual limitation under Internal Revenue Code Section 382 of approximately $48 million. The ownership changes and resulting annual limitation will result in the expiration of NOLs or other tax attributes otherwise available, with a corresponding decrease in the Company’s valuation allowance. At June 30, 2022, the Company had approximately $4 billion of federal NOL carryovers, of which approximately $3 billion expire between 2035 and 2037 and $1 billion have an indefinite carryforward life. The Company currently estimates that approximately $2 billion of these federal NOLs will expire before they are able to be used. The non-expiring NOLs remain subject to a full valuation allowance. If a subsequent ownership change were to occur as a result of future transactions in the Company’s common stock, the Company’s use of remaining U.S. tax attributes may be further limited.
For the six months ended June 30, 2022, the Company recorded current income tax expense of approximately $30 million, as it expects to pay cash income taxes for the year ended December 31, 2022.
(14) PENSION PLAN AND OTHER POSTRETIREMENT BENEFITS
Prior to January 1, 2021, substantially all of the Company’s employees were covered by the defined benefit pension, a cash balance plan that provided benefits based upon a fixed percentage of an employee’s annual compensation. As part of an ongoing effort to reduce costs, the Company elected to freeze its pension plan effective January 1, 2021. Employees that were participants in the pension plan prior to January 1, 2021 continued to receive the interest component of the plan but no longer received the service component. On September 13, 2021, the Compensation Committee of the Board of Directors approved terminating the Company’s pension plan, effective December 31, 2021. This decision, among other benefits, will provide plan participants quicker access to, and greater flexibility in, the management of participants’ respective benefits due under the plan.
The Company has commenced the pension plan termination process, and, on April 6, 2022, the Internal Revenue Service issued a favorable determination letter, concurring that the plan has met all of the qualification requirements under the Internal Revenue Code. As part of the termination process, the Company expects to distribute lump sum payments to or purchase annuities for the benefit of plan participants, which is dependent on the participants’ elections. The Company expects to complete the distribution of pension plan assets by June 2023.
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
Net periodic pension costs include the following components for the three and six months ended June 30, 2022 and 2021:

	Consolidated Statements of Operations Classification of Net Periodic Benefit Cost	For the three months ended June 30,		For the six months ended June 30,
(in millions)		2022	2021	2022	2021
Service cost	General and administrative expenses	$—	$—	$—	$—
Interest cost	Other Income (Loss), Net	1	1	2	2
Expected return on plan assets	Other Income (Loss), Net	—	(2)	—	(3)
Amortization of prior service cost	Other Income (Loss), Net	(1)	—	(1)	—
Settlement loss	Other Income (Loss), Net	—	1	—	1
Net periodic benefit cost		$—	$—	$1	$—
The Company recognized an immaterial non-cash settlement loss in the first half of 2022.
The Company’s other postretirement benefit plan had a net periodic benefit cost of less than $1 million for both the three months ended June 30, 2022 and 2021, and $1 million for both the six months ended June 30, 2022 and 2021.

The Company does not expect to make any additional contributions to its pension plan during 2022 or thereafter until the plan termination is completed. The Company recognized liabilities of $13 million and $12 million related to its pension benefits as of June 30, 2022 and December 31, 2021, respectively. The Company recognized liabilities of $13 million related to its other postretirement benefits as of both June 30, 2022 and December 31, 2021.
The Company maintains a non-qualified deferred compensation supplemental retirement savings plan (“Non-Qualified Plan”) for certain key employees who may elect to defer and contribute a portion of their compensation, as permitted by the Non-Qualified Plan. Shares of the Company’s common stock purchased under the terms of the Non-Qualified Plan are included in treasury stock and totaled 1,745 shares at June 30, 2022 and 2,035 shares at December 31, 2021.
(15) LONG-TERM INCENTIVE COMPENSATION
The Company’s long-term incentive compensation plans consist of a combination of stock-based awards that derive their value directly or indirectly from the Company’s common stock price, and cash-based awards that are fixed in amount but subject to meeting annual performance thresholds.
Stock-Based Compensation
The Company’s stock-based compensation is classified as either equity awards or liability awards in accordance with GAAP. The fair value of an equity-classified award is determined at the grant date and is amortized to general and administrative expense on a straight-line basis over the vesting period of the award. A portion of this general and administrative expense is capitalized into natural gas and oil properties, included in property and equipment. The fair value of a liability-classified award is determined on a quarterly basis beginning at the grant date until final vesting. Changes in the fair value of liability-classified awards are recorded to general and administrative expense and capitalized expense over the vesting period of the award. Generally, stock options granted to employees and directors vest ratably over three years from the grant date and expire seven years from the date of grant. However, the Company has not granted stock options since February 2017. The Company issues shares of restricted stock, restricted stock units or performance cash awards to employees and directors which generally vest over three years. Restricted stock, restricted stock units and stock options granted to participants immediately vest upon death, disability or retirement (subject to a minimum of three years of service). The Company issues performance unit awards to employees which historically have vested at or over three years. The performance units granted in 2019, 2020 and 2021 cliff-vest at the end of three years.
In February 2021, the Company notified employees of a workforce reduction plan as a result of strategic realignments of the Company’s organizational structure. The reduction was substantially complete by the end of the first quarter of 2021. Affected employees were offered a severance package which, if applicable, included the current value of unvested long-term incentive awards that were forfeited. Stock-based compensation costs recognized prior to the cancellation as either general and administrative expense or capitalized expense were reversed, and the severance payments were subsequently recognized as restructuring charges for the three and six months ended June 30, 2021.
The Company recognized the following amounts in total related to long-term incentive compensation costs for the three and six months ended June 30, 2022 and 2021:

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2022	2021	2022	2021
Long-term incentive compensation – expensed	$7	$11	$18	$24
Long-term incentive compensation – capitalized	$4	$7	$11	$12
Equity-Classified Awards
The Company recognized the following amounts in employee equity-classified stock-based compensation costs for the three and six months ended June 30, 2022 and 2021:

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2022	2021	2022	2021
Equity-classified awards – expensed	$2	$2	$3	$2
Equity-classified awards – capitalized	$—	$—	$—	$—

Equity-Classified Stock Options
The following table summarizes equity-classified stock option activity for the six months ended June 30, 2022 and provides information for options outstanding and options exercisable as of June 30, 2022:

	Number of Options	Weighted Average Exercise Price
	(in thousands)
Outstanding at December 31, 2021	3,006	$8.98
Granted	—	$—
Exercised	(893)	$7.80
Forfeited or expired	(152)	$26.35
Outstanding at June 30, 2022	1,961	$8.17
Exercisable at June 30, 2022	1,961	$8.17
Equity-Classified Restricted Stock
The following table summarizes equity-classified restricted stock activity for the six months ended June 30, 2022 and provides information for unvested shares as of June 30, 2022:

	Number of Shares	Weighted Average Fair Value
	(in thousands)
Unvested shares at December 31, 2021	242	$5.12
Granted	231	$6.92
Vested	(262)	$6.15
Forfeited	—	$—
Unvested shares at June 30, 2022	211	$5.81
As of June 30, 2022, there was less than $1 million of total unrecognized compensation cost related to the Company’s unvested equity-classified restricted stock grants. This cost is expected to be recognized over a weighted-average period of 1.2 years.
Equity-Classified Restricted Stock Units
As of June 30, 2022, there was $6 million of total unrecognized compensation cost related to the Company’s unvested equity-classified restricted stock units. This cost is expected to be recognized over a weighted-average period of 2.3 years. The following table summarizes equity-classified restricted stock units for the six months ended June 30, 2022 and provides information for unvested units as of June 30, 2022.

	Number of Shares	Weighted Average Fair Value
	(in thousands)
Unvested units at December 31, 2021	37	$3.05
Granted	1,699	$4.45
Vested	(22)	$3.05
Forfeited	(22)	$4.31
Unvested units at June 30, 2022	1,692	$4.44
Equity-Classified Performance Units
In each year beginning with 2018, the Company granted performance units that vest at the end of, or over, a three-year period and are payable in either cash or shares at the option of the Compensation Committee of the Company’s Board of Directors. The awards granted from 2018 through 2021 were accounted for as liability-classified awards as the intention of the awards was to settle in cash. In 2022, two types of awards were granted, one of which was accounted for as liability classified awards given the intention to settle in cash. The other awards granted during 2022 have been accounted for as equity-classified awards given the intention to settle in stock and accordingly are recognized at their fair value as of the grant date and amortized throughout the vesting period. The 2022 performance unit awards include a market condition based on relative TSR. The fair values of the market conditions were calculated by Monte Carlo models as of the grant date. As of June 30, 2022, there was $4 million of total unrecognized compensation costs related to the Company’s unvested equity-classified performance units. This cost is expected to be recognized over a weighted-average period of 2.7 years.

	Number of Shares	Weighted Average Fair Value
	(in thousands)
Unvested units at December 31, 2021	—	$—
Granted	850	$6.04
Vested	—	$—
Forfeited	(10)	$6.04
Unvested units at June 30, 2022	840	$6.04
Liability-Classified Awards
The Company recognized the following amounts in employee liability-classified stock-based compensation costs for the three and six months ended June 30, 2022:

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2022	2021	2022	2021
Liability-classified stock-based compensation cost – expensed	$4	$7	$12	$20
Liability-classified stock-based compensation cost – capitalized	$2	$5	$8	$10
Liability-Classified Restricted Stock Units
In the first quarter of each year beginning with 2018, the Company granted restricted stock units that vest over a period of four years and are payable in either cash or shares at the option of the Compensation Committee of the Company’s Board of Directors. The liability-classified awards granted in 2021 vest over a period of three years. The Company has accounted for these as liability-classified awards, and accordingly changes in the market value of the instruments will be recorded to general and administrative expense and capitalized expense over the vesting period of the award. As of June 30, 2022, there was $16 million of total unrecognized compensation cost related to liability-classified restricted stock units that is expected to be recognized over a weighted-average period of 1.3 years. The amount of unrecognized compensation cost for liability-classified awards will fluctuate over time as they are marked to market.

	Number of Units	Weighted Average Fair Value
	(in thousands)
Unvested units at December 31, 2021	7,937	$4.08
Granted	—	$—
Vested	(3,815)	$4.48
Forfeited	(41)	$7.58
Unvested units at June 30, 2022	4,081	$5.12
Liability-Classified Performance Units
In each year beginning with 2018, the Company granted performance units that vest at the end of, or over, a three-year period and are payable in either cash or shares at the option of the Compensation Committee of the Company’s Board of Directors. The Company has accounted for these as liability-classified awards, and accordingly changes in the fair market value of the instruments will be recorded to general and administrative expense and capitalized expense over the vesting period of the awards. The performance unit awards granted in 2019 include performance conditions based on return on average capital employed and two market conditions based on total shareholder return (“TSR”), one based on absolute TSR and the other on relative TSR. The performance units granted in 2020 include a performance condition based on return on average capital employed and a market condition based on relative TSR. In 2021, two types of performance unit awards were granted. One type of award includes a performance condition based on return on capital employed and a performance condition based on a reinvestment rate, and the second type of award includes one market condition based on relative TSR. In 2022, two types of performance unit awards were granted. One type of award includes performance conditions based on return on capital employed and reinvestment rate. The other 2022 awards granted were accounted for as equity classified awards. The fair values of the market conditions are calculated by Monte Carlo models on a quarterly basis. As of June 30, 2022, there was $14 million of total unrecognized compensation cost related to liability-classified performance units. This cost is expected to be recognized over a weighted-average period of 1.8 years. The amount of unrecognized compensation cost for liability-classified awards will fluctuate over time as they are marked to market. The final value of the performance unit awards is contingent upon the Company’s actual performance against these performance measures.

	Number of Units	Weighted Average Fair Value
	(in thousands)
Unvested units at December 31, 2021	9,515	$2.88
Granted	3,798	$1.00
Vested (1)	(1,910)	$6.45
Forfeited	(95)	$7.35
Unvested units at June 30, 2022	11,308	$2.35
(1)The 2019 Performance Unit Awards were treated as liability classified awards given the ability to settle in cash or stock. Upon vesting in February 2022, the determination was made to settle in stock.
Cash-Based Compensation
The Company recognized the following amounts in performance cash award compensation costs for the three and six months ended June 30, 2022 and 2021:

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2022	2021	2022	2021
Performance cash awards – expensed	$1	$2	$3	$2
Performance cash awards – capitalized	$2	$2	$3	$2
Performance Cash Awards
In 2021 and 2020, the Company granted performance cash awards that vest over a four-year period and are payable in cash on an annual basis. The value of each unit of the award equals one dollar. The Company recognizes the cost of these awards as general and administrative expense and capitalized expense over the vesting period of the awards. The performance cash awards granted in 2021 and 2020 include a performance condition determined annually by the Company. For both years, the performance measure is a targeted discretionary cash flow amount. If the Company, in its sole discretion, determines that the threshold was not met, the amount for that vesting period will not vest and will be cancelled. As of June 30, 2022, there was $37 million of total unrecognized compensation cost related to performance cash awards. This cost is expected to be recognized over a weighted-average period of 3 years. The final value of the performance cash awards is contingent upon the Company’s actual performance against these performance measures.

	Number of Units	Weighted Average Fair Value
	(in thousands)
Unvested units at December 31, 2021	28,272	$1.00
Granted	24,416	$1.00
Vested	(8,650)	$1.00
Forfeited	(1,942)	$1.00
Unvested units at June 30, 2022	42,096	$1.00
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

	Exploration and Production		Marketing	Other	Total

Three months ended June 30, 2022	(in millions)
Revenues from external customers	$2,931		$1,207	$—	$4,138
Intersegment revenues	(2)		2,816	—	2,814
Depreciation, depletion and amortization expense	286		2	—	288
Operating income	2,120	(1)	11	—	2,131
Interest expense (2)	48		—	—	48
Loss on derivatives	(879)		—	—	(879)
Loss on extinguishment of debt	—		—	(4)	(4)
Other loss, net	—		(1)	—	(1)
Provision for income taxes (2)	26		—	—	26
Assets	11,115	(3)	1,664	153	12,932
Capital investments (4)	585		—	—	585

Three months ended June 30, 2021
Revenues from external customers	$718		$332	$—	$1,050
Intersegment revenues	(14)		651	—	637
Depreciation, depletion and amortization expense	97		3	—	100
Operating income	286	(1)	7	—	293
Interest expense (2)	30		—	—	30
Gain (Loss) on derivatives	(872)		—	1	(871)
Other loss, net	(1)		—	—	(1)
Assets	4,870	(3)	408	116	5,394
Capital investments (4)	259		—	—	259

	Exploration and Production		Marketing	Other	Total

Six months ended June 30, 2022	(in millions)
Revenues from external customers	$5,008		$2,073	$—	$7,081
Intersegment revenues	(5)		4,705	—	4,700
Depreciation, depletion and amortization expense	560		3	—	563
Operating income	3,398	(1)	32	—	3,430
Interest expense (2)	89		—	—	89
Loss on derivatives	(4,804)		—	(2)	(4,806)
Loss on extinguishment of debt	—		—	(6)	(6)
Other income, net	—		(1)	—	(1)
Provision for income taxes (2)	30		—	—	30
Assets	11,115	(3)	1,664	153	12,932
Capital investments (4)	1,129		—	—	1,129

Six months ended June 30, 2021
Revenues from external customers	$1,437		$685	$—	$2,122
Intersegment revenues	(28)		1,295	—	1,267
Depreciation, depletion and amortization expense	191		5	—	196
Operating income	581	(1)	13	—	594
Interest expense (2)	61		—	—	61
Gain (Loss) on derivatives	(1,063)		—	1	(1,062)
Assets	4,870	(3)	408	116	5,394
Capital investments (4)	525		—	—	525

(1)Operating income for the E&P segment includes $1 million and $7 million of restructuring charges for the three and six months ended June 30, 2021, respectively. The E&P segment operating income also includes $2 million and $3 million of merger-related expenses for the three months ended June 30, 2022 and 2021, respectively, and $27 million and $4 million for the six months ended June 30, 2022 and 2021, respectively.
(2)Interest expense and provision (benefit) for income taxes by segment is an allocation of corporate amounts as they are incurred at the corporate level.
(3)E&P assets includes office, technology, water infrastructure, drilling rigs and other ancillary equipment not directly related to natural gas and oil properties.
(4)Capital investments include an increase of $34 million for the three months ended June 30, 2022 and a decrease of $9 million for the three months ended June 30, 2021 and increases of $77 million and $29 million for the six months ended June 30, 2022 and 2021, respectively, relating to the change in accrued expenditures between periods.
The following table presents the breakout of other assets, which represent corporate assets not allocated to segments and assets for non-reportable segments at June 30, 2022 and 2021:

	As of June 30,
(in millions)	2022	2021
Cash and cash equivalents	$50	$2
Accounts receivable	1	3
Prepayments	11	15
Property, plant and equipment	9	14
Unamortized debt expense	19	11
Right-of-use lease assets	60	67
Non-qualified retirement plan	3	4
	$153	$116
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
As discussed in Note 11, the Company amended and extended its credit facility which is subject to SOFR interest rates beginning in the second quarter of 2022. The change from LIBOR to SOFR rates did not have a material impact on the Company’s consolidated financial statements.
New Accounting Standards Not Yet Adopted in this Report
None that are expected to have a material impact.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following updates information as to Southwestern Energy Company’s financial condition provided in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”) and analyzes the changes in the results of operations between the three and six month periods ended June 30, 2022 and 2021.  For definitions of commonly used natural gas and oil terms used in this Quarterly Report, please refer to the “Glossary of Certain Industry Terms” provided in our 2021 Annual Report.
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
E&P.  Our primary business is the development and production of natural gas as well as associated NGLs and oil, with our ongoing operations focused on unconventional natural gas reservoirs located in Pennsylvania, West Virginia, Ohio and Louisiana.  Our operations in Pennsylvania, West Virginia and Ohio, which we refer to as “Appalachia,” are focused on the Marcellus Shale, the Utica and the Upper Devonian unconventional natural gas and liquids reservoirs. Our operations in Louisiana, which we refer to as “Haynesville,” are primarily focused on the Haynesville and Bossier natural gas reservoirs. We also have drilling rigs located in Appalachia and Haynesville, and we provide certain oilfield products and services, principally serving our E&P operations through vertical integration. Over the past two years, we have completed three strategic E&P acquisitions which have added scale to our operations:
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
Recent Financial and Operating Results
Significant second quarter 2022 operating and financial results include:
Total Company
•Net income of $1,173 million, or $1.05 per diluted share, increased compared to a net loss of $609 million, or ($0.90) per diluted share, for the same period in 2021. Net income increased primarily from higher operating income of $1,838 million associated with higher production and stronger realized pricing. The increase in operating income was partially offset by an increased income tax provision of $26 million, increased interest expense of $18 million associated with the public offering of multiple tranches of senior notes due 2029, 2030 and 2032 during the second half of 2021, a loss on debt extinguishment of $4 million and an increased loss of $8 million on our derivative positions as a result of improved forward pricing.
•Operating income of $2,131 million increased compared to operating income of $293 million for the same period in 2021 on a consolidated basis. Operating income improved as a $3,088 million increase in operating revenues more than offset increased operating costs of $1,250 million associated with increased pricing and production.
•Net cash provided by operating activities of $427 million increased 58% from $270 million for the same period in 2021 which was mostly attributable to higher production associated with the late 2021 acquisitions of the Haynesville assets coupled with improved commodity pricing. This increase was partially offset by an increased loss on settled derivatives combined with an increase in operating expenses associated with our Haynesville assets.
•Total capital investment of $585 million in the second quarter of 2022 increased 126% from $259 million for the same period in 2021 primarily due to the increased drilling and completion activity associated with our Haynesville assets.

E&P
•E&P operating income of $2,120 million in the second quarter of 2022 increased $1,834 million, compared to the same period in 2021, primarily as a $2,225 million increase in E&P operating revenues resulting from a $4.14 per Mcfe increase in our realized weighted average price per Mcfe (excluding derivatives) and a 162 Bcfe increase in production volumes was only partially offset by a $391 million increase in E&P operating costs and expenses.
•Total net production of 438 Bcfe, which was comprised of 87% natural gas and 13% oil and NGLs, increased 59% from 276 Bcfe in the same period in 2021, primarily due to a 75% increase in our natural gas production which was driven by the Haynesville assets acquired from Indigo and GEPH in September 2021 and December 2021, respectively.
•Excluding the effect of derivatives, our realized natural gas price of $6.48 per Mcfe increased 238%, our realized oil price of $100.29 per barrel increased 74% and our realized NGL price of $40.07 per barrel increased 72%, as compared to the same period in 2021. Excluding the effect of derivatives, our total weighted average realized price of $6.69 per Mcfe increased 162% from the same period in 2021.
•E&P segment invested $585 million in capital; drilling 41 wells, completing 35 wells and placing 42 wells to sales.
Outlook
Our primary focus in 2022 is to maintain our annual production profile and improve the safety and efficiency of our operations to optimize our ability to generate free cash flow (defined below) and further strengthen our balance sheet. Additionally, we plan to execute on our share repurchase program in order to return value to our shareholders (subject to market and business conditions as further discussed below).
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
•Financial Strength. We intend to protect our financial strength by working to lower our leverage ratio and total debt; extend the weighted average years to maturity of our debt; lower our cost of debt; deploy hedges to protect against downward price movement; cover our costs and meeting other financial commitments; and maintain a strong liquidity position.
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
•Capturing the Tangible Benefits of Scale. We strive to create a competitive advantage through executing and integrating strategic transactions that we believe will enhance enterprise returns and deliver financial synergies and operational economies. We believe these transactions lower the risk of our business, create logistical synergies and cost economies, expand our opportunity set, increase business optionality and build upon our demonstrated record of asset integration. We strive to deliver those benefits of strategic transactions to our business.
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

COVID-19
During the first half of 2022, we did not experience any material impact to our ability to operate or market our production due to the direct or indirect impacts of the COVID-19 pandemic, and we continue to monitor its impact on all aspects of our business. The COVID-19 outbreak resulted in state and local governments implementing measures with various levels of stringency to help control the spread of the virus. The U.S. Department of Homeland Security classifies individuals engaged in and supporting development and production of natural gas, oil and NGLs as “essential critical infrastructure workforce,” and to date, state and local governments have followed this guidance and exempted these activities from business closures. Should this situation change, our access to supplies or workers to drill, complete and operate wells could be materially and adversely affected.
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
E&P

	For the three months ended June 30,				For the six months ended June 30,
(in millions)	2022		2021		2022		2021
Revenues	$2,929		$704		$5,003		$1,409
Operating costs and expenses	809	(1)	418	(2)	1,605	(1)	828	(2)
Operating income	$2,120		$286		$3,398		$581

Loss on derivatives, settled	$(1,601)		$(99)		$(2,296)		$(121)
(1)Includes $2 million and $27 million in merger-related expenses for the three and six months ended June 30, 2022, respectively.
(2)Includes $1 million and $7 million in restructuring charges for the three and six months ended June 30, 2021, respectively, and $3 million and $4 million in merger-related expenses for the three and six months ended June 30, 2021, respectively.
Operating Income (Loss)
•E&P segment operating income increased $1,834 million for the three months ended June 30, 2022, compared to the same period in 2021. A $2,225 million increase in E&P operating revenues resulting from a 162% increase in our realized weighted average price per Mcfe (excluding derivatives) and a 59% increase in production volumes was only partially offset by a $391 million increase in E&P operating costs and expenses.
•E&P segment operating income increased $2,817 million for the six months ended June 30, 2022, compared to the same period in 2021. A $3,594 million increase in E&P operating revenues resulting from a 125% increase in our realized weighted average price per Mcfe (excluding derivatives) and a 58% increase in production volumes was only partially offset by a $777 million increase in E&P operating costs and expenses.

Revenues
The following illustrates the effects on sales revenues associated with changes in commodity prices and production volumes:

	Three months ended June 30,
(in millions except percentages)	Natural Gas	Oil	NGLs	Total
2021 sales revenues	$421	$105	$178	$704
Changes associated with prices	1,749	58	130	1,937
Changes associated with production volumes	315	(27)	2	290
2022 sales revenues (1)	$2,485	$136	$310	$2,931
Increase from 2021	490%	30%	74%	316%

	Six months ended June 30,
(in millions except percentages)	Natural Gas	Oil	NGLs	Total
2021 sales revenues (2)	$872	$185	$351	$1,408
Changes associated with prices	2,644	107	245	2,996
Changes associated with production volumes	659	(46)	(14)	599
2022 sales revenues	$4,175	$246	$582	$5,003
Increase from 2021	379%	33%	66%	255%
(1)Excludes $2 million loss in other operating revenues for the three months ended June 30, 2022, primarily related to gas balancing.
(2)Excludes $1 million in other operating revenues for the six months ended June 30, 2021, primarily related to gas balancing.

Production Volumes

	For the three months ended June 30,		Increase/(Decrease)	For the six months ended June 30,		Increase/(Decrease)
Production volumes:	2022	2021		2022	2021
Natural Gas (Bcf)
Appalachia	214	219	(2)%	424	433	(2)%
Haynesville (1)	169	—	100%	335	—	100%
Total	383	219	75%	759	433	75%

Oil (MBbls)
Appalachia	1,354	1,826	(26)%	2,617	3,484	(25)%
Haynesville (1)	7	—	100%	11	—	100%
Other	2	5	(60)%	5	9	(44)%
Total	1,363	1,831	(26)%	2,633	3,493	(25)%

NGL (MBbls)
Appalachia	7,738	7,665	1%	14,657	15,242	(4)%
Other	—	1	(100)%	—	2	(100)%
Total	7,738	7,666	1%	14,657	15,244	(4)%

Production volumes by area: (Bcfe)
Appalachia	269	276	(3)%	528	545	(3)%
Haynesville (1)	169	—	100%	335	—	100%
Total	438	276	59%	863	545	58%

Production volumes by formation: (Bcfe)
Marcellus Shale	226	242	(7)%	443	455	(3)%
Utica Shale	43	34	26%	85	90	(6)%
Haynesville Shale (1)	105	—	100%	210	—	100%
Bossier Shale (1)	64	—	100%	125	—	100%
Total	438	276	59%	863	545	58%

Production percentage:
Natural gas	87%	79%		88%	79%
Oil	2%	4%		2%	4%
NGL	11%	17%		10%	17%
(1)The Haynesville E&P assets were acquired through the Indigo Merger and the GEPH Merger in September 2021 and December 2021, respectively.
•E&P production volumes increased by 162 Bcfe for the three months ended June 30, 2022, compared to the same period in 2021, due to the acquisitions of producing natural gas and oil properties in Haynesville from Indigo in September 2021 and GEPH in December 2021. Production of 169 Bcfe from these properties more than offset a 7 Bcfe decrease in Appalachia production, as compared to the same period in 2021, due to a higher capital allocation to our Haynesville assets.
•E&P production volumes increased by 318 Bcfe for the six months ended June 30, 2022, compared to the same period in 2021, due to the acquisitions of producing natural gas and oil properties in Haynesville from Indigo in September 2021 and GEPH in December 2021. Production of 335 Bcfe from these properties more than offset a 17 Bcfe decrease in Appalachia production, as compared to the same period in 2021, due to a higher capital allocation to our Haynesville assets.
•Oil and NGL production decreased 4% and 8% for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021, primarily due to a higher capital allocation to our Haynesville assets.

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

	For the three months ended June 30,		Increase/(Decrease)	For the six months ended June 30,		Increase/(Decrease)
	2022	2021		2022	2021
Natural Gas Price:
NYMEX Henry Hub Price ($/MMBtu) (1)	$7.17	$2.83	153%	$6.06	$2.76	120%
Discount to NYMEX (2)	(0.69)	(0.91)	(24)%	(0.56)	(0.74)	(24)%
Average realized gas price, excluding derivatives ($/Mcf)	$6.48	$1.92	238%	$5.50	$2.02	172%
Gain on settled financial basis derivatives ($/Mcf)	0.06	0.03		0.04	0.11
Gain (loss) on settled commodity derivatives ($/Mcf)	(3.86)	(0.06)		(2.70)	(0.02)
Average realized gas price, including derivatives ($/Mcf)	$2.68	$1.89	42%	$2.84	$2.11	35%

Oil Price:
WTI oil price ($/Bbl) (3)	$108.41	$66.07	64%	$101.35	$61.96	64%
Discount to WTI (4)	(8.12)	(8.57)	(5)%	(7.81)	(8.92)	(12)%
Average oil price, excluding derivatives ($/Bbl)	$100.29	$57.50	74%	$93.54	$53.04	76%
Loss on settled derivatives ($/Bbl)	(43.35)	(19.13)		(39.81)	(15.34)
Average oil price, including derivatives ($/Bbl)	$56.94	$38.37	48%	$53.73	$37.70	43%

NGL Price:
Average realized NGL price, excluding derivatives ($/Bbl)	$40.07	$23.24	72%	$39.72	$23.05	72%
Loss on settled derivatives ($/Bbl)	(10.84)	(7.37)		(11.50)	(7.06)
Average realized NGL price, including derivatives ($/Bbl)	$29.23	$15.87	84%	$28.22	$15.99	76%
Percentage of WTI, excluding derivatives	37%	35%		39%	37%

Total Weighted Average Realized Price:
Excluding derivatives ($/Mcfe)	$6.69	$2.55	162%	$5.80	$2.58	125%
Including derivatives ($/Mcfe)	$3.04	$2.20	38%	$3.14	$2.36	33%
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

The tables below present the amount of our future natural gas production in which the impact of basis volatility has been limited through derivatives and physical sales arrangements as of June 30, 2022:

	Volume (Bcf)	Basis Differential
Basis Swaps – Natural Gas
2022	182	$(0.53)
2023	281	(0.50)
2024	46	(0.71)
2025	9	(0.64)
Total	518

Physical NYMEX Sales Arrangements – Natural Gas (1)
2022	439	$(0.13)
2023	645	(0.08)
2024	438	(0.08)
2025	312	(0.05)
2026	159	(0.02)
2027	146	(0.02)
2028	146	(0.02)
2029	125	0.01
2030	47	—
Total	2,457
(1)Based on last day settlement prices from monthly futures contracts.
In addition to protecting basis, the table below presents the amount of our future production in which price is financially protected as of June 30, 2022:

	Remaining 2022	Full Year 2023	Full Year 2024	Full Year 2025
Natural gas (Bcf)	648	938	279	—
Oil (MBbls)	2,313	2,183	749	41
Ethane (MBbls)	2,782	1,308	—	—
Propane (MBbls)	3,227	1,286	73	—
Normal Butane (MBbls)	929	347	—	—
Natural Gasoline (MBbls)	1,001	359	—	—
Total financial protection on future production (Bcfe)	710	971	284	—
We refer you to Note 8 of the consolidated financial statements included in this Quarterly Report for additional details about our derivative instruments.
Operating Costs and Expenses

	For the three months ended June 30,		Increase/(Decrease)	For the six months ended June 30,		Increase/(Decrease)
(in millions except percentages)	2022	2021		2022	2021
Lease operating expenses	$425	$260	63%	$826	$510	62%
General & administrative expenses	31	30	3%	70	65	8%
Merger-related expenses	2	3	(33)%	27	4	575%
Restructuring charges	—	1	(100)%	—	7	(100)%
Taxes, other than income taxes	65	27	141%	122	51	139%
Full cost pool amortization	283	94	201%	552	184	200%
Non-full cost pool DD&A	3	3	—%	8	7	14%
Total operating costs	$809	$418	94%	$1,605	$828	94%

	For the three months ended June 30,				Increase/	For the six months ended June 30,				Increase/
Average unit costs per Mcfe:	2022		2021		(Decrease)	2022		2021		(Decrease)
Lease operating expenses (1)	$0.97		$0.94		3%	$0.96		$0.94		2%
General & administrative expenses	$0.07	(2)	$0.11	(3)	(36)%	$0.08	(2)	$0.12	(3)	(33)%
Taxes, other than income taxes	$0.15		$0.10		50%	$0.14		$0.09		56%
Full cost pool amortization	$0.65		$0.34		91%	$0.64		$0.34		88%
(1)Includes post-production costs such as gathering, processing, fractionation and compression.
(2)Excludes $2 million and $27 million in merger-related expenses for the three and six months ended June 30, 2022, respectively.
(3)Excludes $3 million and $4 million in merger-related expenses for the three and six months ended June 30, 2021, respectively, and $1 million and $7 million in restructuring charges in for the three and six months ended June 30, 2021, respectively.
Lease Operating Expenses
•Lease operating expenses per Mcfe increased $0.03 and $0.02 per Mcfe for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021, primarily due to increased costs associated with gathering fees, and the impact of increased commodity pricing on fuel and electricity costs.
General and Administrative Expenses
•General and administrative expenses increased $1 million for the three months ended June 30, 2022 compared to the same period in 2021, primarily due to increased personnel costs associated with our expanded operations in Haynesville. General and administrative expenses decreased $0.04 per Mcfe or 36% primarily due to the increased volumes associated with the 2021 Haynesville acquisitions.
•General and administrative expenses increased $5 million for the six months ended June 30, 2022 compared to the same period in 2021, primarily due to increased personnel costs associated with our expanded operations in Haynesville. General and administrative expenses decreased $0.04 per Mcfe or 33% primarily due to the increased volumes associated with the 2021 Haynesville acquisitions.
Merger-Related Expenses
•Beginning with the Montage merger in 2020, we focused on building scale and geographic diversification throughout 2021. As a result of this strategy, we merged with Indigo in September 2021 and GEPH on December 31, 2021. The tables below present the charges incurred for our merger-related activities for the three and six months ended June 30, 2022 and 2021:

	For the three months ended June 30,
	2022			2021
(in millions)	Indigo Merger	GEPH Merger	Total	Montage Merger	Indigo Merger	Total
Professional fees (advisory, bank, legal, consulting)	$—	$—	$—	$1	$2	$3
Contract buyouts, terminations and transfers	1	—	1	—	—	—
Due diligence and environmental	—	1	1	—	—	—
Total merger-related expenses	$1	$1	$2	$1	$2	$3

	For the six months ended June 30,
	2022			2021
(in millions)	Indigo Merger	GEPH Merger	Total	Montage Merger	Indigo Merger	Total
Transition services	$—	$18	$18	$—	$—	$—
Professional fees (advisory, bank, legal, consulting)	—	1	1	1	2	3
Contract buyouts, terminations and transfers	1	2	3	—	—	—
Due diligence and environmental	1	1	2	—	—	—
Employee-related	—	1	1	1	—	1
Other	—	2	2	—	—	—
Total merger-related expenses	$2	$25	$27	$2	$2	$4
We refer you to Note 2 of the consolidated financial statements included in this Quarterly Report for additional details about the Mergers.

Restructuring Charges
•In February 2021, employees were notified of a workforce reduction plan as part of an ongoing strategic effort to reposition our portfolio, optimize operational performance and improve margins. Affected employees were offered a severance package, which included a one-time cash payment depending on length of service and, if applicable, the current value of unvested long-term incentive awards that were forfeited. These costs were recognized as restructuring charges for the six months ended June 30, 2021 and were substantially completed by the end of the first quarter of 2021.
See Note 3 of the consolidated financial statements included in this Quarterly Report for additional details about our restructuring charges.
Taxes, Other than Income Taxes
•On a per Mcfe basis, taxes, other than income taxes may vary from period to period due to changes in ad valorem and severance taxes that result from the mix of our production volumes and fluctuations in commodity prices. Taxes, other than income taxes, per Mcfe increased $0.05 for the three and six months ended June 30, 2022, compared to the same periods in 2021, primarily due to the impact of higher commodity pricing on our severance taxes in West Virginia, which are calculated as fixed percentage of revenue net of allowable production expenses, and the impact of incremental severance and ad valorem taxes associated with our assets in Louisiana.
Full Cost Pool Amortization
•Our full cost pool amortization rate increased $0.31 and $0.30 per Mcfe for the three and six months ended June 30, 2022, respectively, as compared to the same periods in 2021, primarily as a result of our acquisitions of natural gas and oil properties in Haynesville.
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
•Unevaluated costs excluded from amortization were $2,256 million and $2,231 million at June 30, 2022 and at December 31, 2021, respectively. The unevaluated costs excluded from amortization increased as the impact of $577 million of unevaluated capital invested during the period more than offset the evaluation of previously unevaluated properties totaling $552 million.
Marketing

	For the three months ended June 30,		Increase/ (Decrease)	For the six months ended June 30,		Increase/ (Decrease)
(in millions except volumes and percentages)	2022	2021		2022	2021
Marketing revenues	$4,023	$983	309%	$6,778	$1,979	242%
Other operating revenues	—	—	—%	—	1	(100)%
Marketing purchases	4,006	969	313%	6,734	1,955	244%
Operating costs and expenses	6	7	(14)%	12	12	—%
Operating income	$11	$7	57%	$32	$13	146%

Volumes marketed (Bcfe)	577	343	68%	1,115	688	62%

Percent natural gas production marketed from affiliated E&P operations	94%	97%		93%	95%
Affiliated E&P oil and NGL production marketed	88%	83%		86%	81%
Operating Income
•Operating income for our Marketing segment increased $4 million for the three months ended June 30, 2022, compared to the same period in 2021, primarily due to a $3 million increase in the marketing margin (discussed below) and slightly lower operating costs.

•Operating income for our Marketing segment increased $19 million for the six months ended June 30, 2022, compared to the same period in 2021, primarily due to a $20 million increase in the marketing margin (discussed below) which was slightly offset by lower other operating revenues.
•The margin generated from marketing activities was $17 million and $14 million for the three months ended June 30, 2022 and 2021, respectively and $44 million and $24 million for the six months ended June 30, 2022 and 2021, respectively. The marketing margin increased for the three and six months ended June 30, 2022, compared to the same period in 2021, primarily due to increased volumes marketed and optimization of a larger transportation portfolio due to increased volumes available for marketing.
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
Revenues
•Revenues from our marketing activities increased $3,040 million and $4,799 million for the three and six months ended June 30, 2022, respectively, as compared to the same periods in 2021. The increases were primarily due to 143% and 111% increases in the prices received for volumes marketed for the three and six months ended June 30, 2022, respectively, and 234 Bcfe and 427 Bcfe increases in the volumes marketed for the three and six months ended June 30, 2022, respectively, as compared to the same periods in 2021.
Operating Costs and Expenses
•Operating costs and expenses for the marketing segment decreased by $1 million for the three months ended June 30, 2022 due to a $1 million decrease in depreciation, depletion and amortization (“DD&A”), and remained flat for the six months ended June 30, 2022 as a $2 million increase in personnel-related costs due to the 2021 Haynesville acquisitions was offset by $2 million of decreased DD&A, as compared to the same periods in 2021.
Consolidated
Interest Expense

	For the three months ended June 30,		Increase/(Decrease)	For the six months ended June 30,		Increase/(Decrease)
(in millions except percentages)	2022	2021		2022	2021
Gross interest expense:
Senior notes	$60	$43	40%	$118	$87	36%
Credit arrangements	13	5	160%	23	11	109%
Amortization of debt costs	4	3	33%	7	6	17%
Total gross interest expense	77	51	51%	148	104	42%
Less: capitalization	(29)	(21)	38%	(59)	(43)	37%
Net interest expense	$48	$30	60%	$89	$61	46%
•Interest expense related to our senior notes increased for the three and six months ended June 30, 2022, compared to the same periods in 2021, as a result of the assumption of Indigo Notes, which were exchanged for $700 million aggregate principal amount of our 5.375% Senior Notes due 2029, the September 2021 public offering of $1,200 million aggregate principal amount of our 5.375% Senior Notes due 2030, and the December 2021 public offering of $1,150 million aggregate principal amount of our 4.75% Senior Notes due 2032.
•Capitalized interest increased for the three and six months ended June 30, 2022, as compared to the same periods in 2021, primarily due to the incremental capitalized interest associated with our Haynesville unevaluated properties.
•Capitalized interest as a percentage of gross interest expense decreased slightly for the three and six months ended June 30, 2022, compared to the same periods in 2021, primarily related to a smaller percentage change in our unevaluated natural gas and oil properties balance as compared to the larger percentage increase in our gross interest expense over the same period.
•We refer you to Note 11 to the consolidated financial statements included in this Quarterly Report for additional details about our debt and our financing activities.

Gain (Loss) on Derivatives

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2022	2021	2022	2021
Gain (loss) on unsettled derivatives	$718	$(772)	$(2,519)	$(941)
Loss on settled derivatives	(1,601)	(99)	(2,296)	(121)
Non-performance risk adjustment	4	—	9	—
Loss on derivatives	$(879)	$(871)	$(4,806)	$(1,062)
We refer you to Note 8 to the consolidated financial statements included in this Quarterly Report for additional details about our gain (loss) on derivatives.
Gain/Loss on Early Extinguishment of Debt
For the three months ended June 30, 2022, we recorded a loss on early debt extinguishment of $4 million as a result of our repurchase of $45 million in aggregate principal amount of our outstanding senior notes for $49 million. For the six months ended June 30, 2022, we recorded a loss on early debt extinguishment of $6 million as a result of our repurchase of $65 million in aggregate principal amount of our outstanding senior notes for $71 million. We also fully redeemed our 4.10% Senior Notes due March 2022 with an aggregate principal amount retired of $201 million.
See Note 11 to the consolidated financial statements of this Quarterly Report for more information on our long-term debt.
Income Taxes

	For the three months ended June 30,		For the six months ended June 30,
(in millions except percentages)	2022	2021	2022	2021
Income tax expense	$26	$—	$30	$—
Effective tax rate	2%	0%	(2)%	0%
In 2020, due to significant pricing declines and the material write-down of the carrying value of our natural gas and oil properties in addition to other negative evidence, management concluded that it was more likely than not that a portion of our deferred tax assets would not be realized and recorded a valuation allowance. As of the second quarter of 2022, we still maintain a full valuation allowance. We also retained a valuation allowance of $59 million related to net operating losses in jurisdictions in which we no longer operate. Management will continue to assess available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of deferred tax assets. The amount of the deferred tax asset considered realizable, however, could be adjusted based on changes in subjective estimates of future taxable income or if objective negative evidence is no longer present.
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
Due to the issuance of common stock associated with the Indigo Merger, as discussed in Note 2, we incurred a cumulative ownership change and as such, our net operating losses (“NOLs”) prior to the acquisition are subject to an annual limitation under Internal Revenue Code Section 382 of approximately $48 million. The ownership changes and resulting annual limitation will result in the expiration of NOLs or other tax attributes otherwise available, with a corresponding decrease in our valuation allowance. At June 30, 2022, we had approximately $4 billion of federal NOL carryovers, of which approximately $3 billion have an expiration date between 2035 and 2037 and $1 billion have an indefinite carryforward life. We currently estimate that approximately $2 billion of these federal NOLs will expire before they are able to be used. The non-expiring NOLs remain subject to a full valuation allowance. If a subsequent ownership change were to occur as a result of future transactions in our common stock, our use of remaining U.S. tax attributes may be further limited.
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
LIQUIDITY AND CAPITAL RESOURCES
We depend primarily on funds generated from our operations, our 2022 credit facility, our cash and cash equivalents balance and capital markets as our primary sources of liquidity. On April 8, 2022 we extended the maturity and restated our 2018 credit facility through April 2027 (the “2022 credit facility”). In connection with entering into our 2022 credit facility, the banks participating in our 2022 credit facility increased our borrowing base to $3.5 billion and agreed to provide aggregate commitments of $2.0 billion and agreed to updated terms that provide the ability to convert our secured credit facility to an unsecured credit facility if we are able to achieve investment grade status, as deemed by the relevant rating agencies. At June 30, 2022, we had approximately $1.5 billion of total available liquidity, which exceeds our currently modeled needs as we remain committed to our strategy of capital discipline.
Effective August 4, 2022, we elected to temporarily increase by $500 million our commitments under the 2022 credit facility in the form of an additional tranche of short-term revolving commitments. This new tranche of short-term revolving commitments, effective through April 30, 2023, provides incremental liquidity to help us manage potential temporary working capital draws related to our 2022 hedge position. Due to our level of hedged natural gas production this year and the inherent timing difference between monthly hedge settlements and the corresponding physical sales receipts, a sharp month-over-month increase in natural gas prices can cause temporary working capital draws. The capital outlays are temporary because the physical sales receipts typically more than offset the hedge settlements. This new short-term tranche of our credit facility represents a proactive measure consistent with our established risk management procedures. At current forward strip prices, we do not expect to draw upon this new tranche, with our existing $2 billion long-term revolving commitments expected to be sufficient for our liquidity needs.
In conjunction with the GEPH Merger, we amended our credit facility agreement to permit access to additional secured debt capacity in the form of a term loan for incremental capital up to $900 million, ranking equally with our credit facility. In December 2021, we raised $550 million in term loan financing to partially fund the GEPH Merger, with no impact to our liquidity. As of June 30, 2022 we had borrowings under the term loan of $547 million. The remaining $353 million of incremental term loan capacity remains accessible through November 2022 and provides access to another secured debt capital source for liquidity purposes. The flexibility to access this term loan capacity through November 2022 is included in our 2022 credit facility.
Our flexibility to access incremental secured debt capital is derived from our excess asset collateral value above the $3.5 billion maximum revolving credit amount and borrowing base of our 2022 credit facility and the elected $2.0 billion of aggregate revolving commitments and the additional tranche of $500 million short-term revolving commitments from our bank group. Our ability to issue secured debt is governed by the limitations of our 2022 credit facility as well as our secured debt capacity (as defined by our senior note indentures) which was $7.1 billion as of June 30, 2022, based on 25% of adjusted consolidated net tangible assets. If we were to realize a return to investment grade ratings and the subsequent conversion of our secured credit facility to an unsecured credit facility, we would expect to have access to additional liquidity capital beyond our $2.0 billion elected aggregate revolving commitments, either by increasing commitments to the 2022 credit facility up to the $3.5 billion aggregate size or otherwise on a similarly unsecured basis, given our current excess asset collateral value and credit quality. We refer you to Note 11 to the consolidated financial statements included in this Quarterly Report and the section below under “Credit Arrangements and Financing Activities” for additional discussion of our 2022 credit facility and related covenant requirements.
In June 2022, we announced a share repurchase program, under which we have been authorized to repurchase up to $1 billion of our outstanding common stock beginning June 21, 2022 and continuing through and including December 31, 2023. We intend to fund the stock repurchases from available working capital and cash provided by operating activities. The timing, as well as the number and value of shares repurchased under the program, will be determined at our discretion and includes a variety of factors, including our assessment of the intrinsic value of our common stock, the market price of our common stock, general market and economic conditions, available liquidity, compliance with our debt and other agreements, applicable legal requirements and other considerations. The exact number of shares to be repurchased is not guaranteed, and the program may be suspended, modified, or discontinued at any time without prior notice. As of June 30, 2022, we have repurchased approximately 2.8 million shares at an average share price of $7.10 for a total cost of approximately $20 million.

Throughout 2022, we expect to continue to generate free cash flow, which is defined as cash flow from operations, net of changes in working capital, in excess of our expected capital investments. While we expect to use a portion of this free cash flow to fund our share repurchase program as discussed above, we intend to prioritize the use of free cash flow to pay down our debt in order to achieve our debt and leverage targets.
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
Credit Arrangements and Financing Activities
In April 2022, we entered into an amended and restated credit agreement that replaces the 2018 credit facility (the “2022 credit facility”) with a group of banks that, as amended, has a maturity date of April 2027. The 2022 credit facility has an aggregate maximum revolving credit amount and borrowing base of $3.5 billion and, as of June 30, 2022, elected commitments of $2.0 billion.
Effective August 4, 2022, we elected to temporarily increase by $500 million our commitments under the 2022 credit facility in the form of an additional tranche of short-term revolving commitments. This new tranche of short-term revolving commitments, effective through April 30, 2023, provides incremental liquidity to help us manage potential temporary working capital draws related to our 2022 hedge position. Due to our level of hedged natural gas production this year and the inherent timing difference between monthly hedge settlements and the corresponding physical sales receipts, a sharp month-over-month increase in natural gas prices can cause temporary working capital draws. The capital outlays are temporary because the physical sales receipts typically more than offset the hedge settlements. This new short-term tranche of our credit facility represents a proactive measure consistent with our established risk management procedures. At current forward strip prices, we do not expect to draw upon this new tranche, with our existing $2 billion long-term revolving commitments expected to be sufficient for our liquidity needs.
The borrowing base is subject to redetermination at least twice a year, which typically occurs in April and October, and is subject to change based primarily on drilling results, commodity prices, our future derivative position, the level of capital investment and operating costs. The 2022 credit facility is secured by substantially all of our assets and our subsidiaries’ assets (taken as a whole). The permitted lien provisions in the senior note indentures currently limit liens securing indebtedness to the greater of $2.0 billion or 25% of adjusted consolidated net tangible assets, which was $7.1 billion as of June 30, 2022. The 2022 credit facility utilizes the SOFR index rates for purposes of calculating interest expense.
The 2022 credit facility has certain financial covenant requirements but provides certain fall away features should we receive an Investment Grade Rating (defined as an index debt rating of BBB- or higher with S&P, Baa3 or higher with Moody’s, or BBB- or higher with Fitch) and meet other criteria in the future. We refer you to Note 11 to the consolidated financial statements included in this Quarterly Report for additional discussion of our 2022 credit facility.

As of June 30, 2022, we were in compliance with all of the applicable covenants contained in the credit agreement governing our 2022 credit facility. Our ability to comply with financial covenants in future periods depends, among other things, on the success of our development program and upon other factors beyond our control, such as the market demand and prices for natural gas and liquids. We refer you to Note 11 of the consolidated financial statements included in this Quarterly Report for additional discussion of the covenant requirements of our 2022 credit facility.
As of June 30, 2022, we had $406 million of borrowings on our 2022 credit facility and $109 million in outstanding letters of credit. We currently do not anticipate being required to supply a materially greater amount of letters of credit under our existing contracts. We refer you to Note 11 to the consolidated financial statements included in this Quarterly Report for additional discussion of our 2022 credit facility.
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
In contemplation of the GEPH Merger, on December 22, 2021, we entered into a term loan credit agreement with a group of lenders that provided for a $550 million secured term loan facility which matures on June 22, 2027 (the “Term Loan”). As of June 30, 2022, we had borrowings under the Term Loan of $547 million.
Other key financing activities over the last six months are as follows:
Debt Repurchases
•In January 2022, we repurchased the remaining outstanding principal balance of $201 million on our 2022 Senior Notes using our credit facility. As a result of the focused work on refinancing and repayment of our debt in recent years, coupled with the amendment and restatement of our credit facility on April 8, 2022, the only debt balance scheduled to become due prior to 2025 is $13 million of our Term Loan principal.
•In March 2022, we repurchased $15 million of our 7.75% Senior Notes due 2027 and $5 million of our 8.375% Senior Notes due 2028, resulting in a $2 million loss on debt extinguishment.
•In April 2022, we repurchased $4 million of our 7.75% Senior Notes due 2027 and $23 million of our 8.375% Senior Notes due 2028, resulting in a $3 million loss on debt extinguishment.
•In May 2022, we repurchased $18 million of our 8.375% Senior Notes due 2028, resulting in a $1 million loss on debt extinguishment.
As of August 2, 2022, we had long-term debt issuer ratings of Ba1 by Moody’s (rating upgraded and stable outlook affirmed on May 31, 2022), BB+ by S&P (rating upgraded to BB+ with stable outlook on January 6, 2022) and BB by Fitch Ratings (rating and stable outlook affirmed on November 29, 2021). Effective in January 2022, the interest rate for our 4.95% senior notes due January 2025 (“2025 Notes”) was 5.95%, reflecting a net downgrade in our bond ratings since their issuance. On May 31, 2022, Moody’s upgraded our bond rating to Ba1, which will decrease the interest rate on the 2025 Notes from 5.95% to 5.70% for coupon payments paid after July 2022. Any further upgrades or downgrades in our public debt ratings by Moody’s or S&P could decrease or increase our cost of funds, respectively, as our 2025 senior notes are subject to ratings driven changes.
Cash Flows

	For the six months ended June 30,
(in millions)	2022	2021
Net cash provided by operating activities	$1,399	$617
Net cash used in investing activities	(1,049)	(492)
Net cash used in financing activities	(328)	(136)
Cash Flow from Operations

	For the six months ended June 30,
(in millions)	2022	2021
Net cash provided by operating activities	$1,399	$617
Add back (subtract) changes in working capital	189	(2)
Net cash provided by operating activities, net of changes in working capital	$1,588	$615

•Net cash provided by operating activities increased 127%, or $782 million, for the six months ended June 30, 2022, compared to the same period in 2021, primarily due to a $2,996 million increase resulting from higher commodity prices, a $599 million increase related to increased production and a $20 million increase in our marketing margin, partially offset by a $2,175 million decrease in our settled derivatives, a $191 million decreased impact of working capital, a $408 million increase in operating costs and expenses, a $28 million increase in interest expense and a $30 million increase in current taxes.
•Net cash provided by operating activities, net of changes in working capital, exceeded our cash requirements for capital investments for the six months ended June 30, 2022 and 2021.
Cash Flow from Investing Activities
•Total E&P capital investments increased $604 million for the six months ended June 30, 2022, compared to the same period in 2021, due to an increase of $641 million related to our Haynesville assets and a $1 million increase in our other capital investments, partially offset by a $38 million decrease to our Appalachia assets.

	For the six months ended June 30,
(in millions)	2022	2021
Additions to properties and equipment	$1,050	$493
Adjustments for capital investments
Changes in capital accruals	77	29
Other (1)	2	3
Total capital investing	$1,129	$525
(1)Includes capitalized non-cash stock-based compensation and costs to retire assets, which are classified as cash used in operating activities.
Capital Investing

	For the three months ended June 30,		Increase/(Decrease)	For the six months ended June 30,		Increase/(Decrease)
(in millions except percentages)	2022	2021		2022	2021
E&P capital investing	$585	$259	126%	$1,129	$525	115%
Other capital investing (1)	—	—	—%	—	—	—%
Total capital investing	$585	$259	126%	$1,129	$525	115%
(1)Other capital investing was immaterial for the three and six months ended June 30, 2022 and 2021.

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2022	2021	2022	2021
E&P Capital Investments by Type:
Development and exploration, including workovers	$515	$204	$975	$419
Acquisition of properties	18	12	44	22
Water infrastructure project	—	2	—	2
Other	5	3	9	7
Capitalized interest and expenses	47	38	101	75
Total E&P capital investments	$585	$259	$1,129	$525

E&P Capital Investments by Area:
Appalachia	$244	$254	$479	$517
Haynesville (1)	335	—	641	—
Other E&P	6	5	9	8
Total E&P capital investments	$585	$259	$1,129	$525
(1)Our Haynesville assets were acquired in part on September 1, 2021 through the Indigo Merger and additional Haynesville assets were acquired on December 31, 2021 through the GEPH Merger.

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Gross Operated Well Count Summary:
Drilled	41	23	74	46
Completed	35	19	72	48
Wells to sales	42	31	74	48
Actual capital expenditure levels may vary significantly from period to period due to many factors, including drilling results, natural gas, oil and NGL prices, industry conditions, the prices and availability of goods and services, and the extent to which properties are acquired or non-strategic assets are sold.
Cash Flow from Financing Activities
•For the six months ended June 30, 2022, we fully redeemed our 4.10% Senior Notes for $201 million and paid down additional aggregate principal balances on our senior notes of $65 million in principal and $6 million in premiums, paid down $3 million of our Term Loan B due 2027 and paid down $54 million on our 2022 credit facility.
•For the six months ended June 30, 2022, we repurchased approximately 2.8 million shares of our outstanding common stock per our previously announced share repurchase program at an average of $7.10 per share for a total cost of approximately $20 million.
•In the first six months of 2021, we paid down $132 million on our credit facility.
We refer you to Note 11 of the consolidated financial statements included in this Quarterly Report for additional discussion of our outstanding debt and credit facilities.
Working Capital
We had negative working capital of $3,290 million at June 30, 2022, a $1,651 million decrease from December 31, 2021, primarily attributable to a $1,906 million reduction in the current mark-to-market value of our derivatives position related to improved forward pricing across all commodities, an increase in our accounts payable of $519 million, and increases to other various payable accounts of $79 million, which was partially offset by an increase in accounts receivable of $621 million, increased cash and cash equivalents of $22 million, and the full repayment of our 4.10% Senior Notes of $201 million, as compared to December 31, 2021. We believe that our existing cash and cash equivalents, our anticipated cash flows from operations and our available credit facility will be sufficient to meet our working capital and operational spending requirements.
Off-Balance Sheet Arrangements
We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of June 30, 2022, our material off-balance sheet arrangements and transactions include operating service arrangements and $109 million in letters of credit outstanding against our 2022 credit facility. There are no other transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of our capital resources.  For more information regarding off-balance sheet arrangements, we refer you to “Contractual Obligations and Contingent Liabilities and Commitments” below for more information.
Contractual Obligations and Contingent Liabilities and Commitments
We have various contractual obligations in the normal course of our operations and financing activities. Other than the firm transportation and gathering agreements discussed below, there have been no material changes to our contractual obligations from those disclosed in our 2021 Annual Report.

Contingent Liabilities and Commitments
As of June 30, 2022, we had commitments for demand and similar charges under firm transportation and gathering agreements to guarantee access capacity on natural gas and liquids pipelines and gathering systems totaling approximately $10 billion, $857 million of which related to access capacity on future pipeline and gathering infrastructure projects that still require the granting of regulatory approvals and/or additional construction efforts.  This amount also included guarantee obligations of up to $872 million. As of June 30, 2022, future payments under non-cancelable firm transportation and gathering agreements are as follows:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	5 to 8 years	More than 8 Years
Infrastructure currently in service	$9,147	$980	$1,970	$1,736	$2,040	$2,421
Pending regulatory approval and/or construction (1)	857	12	128	162	243	312
Total transportation charges	$10,004	$992	$2,098	$1,898	$2,283	$2,733
(1)Based on the estimated in-service dates as of June 30, 2022.
Prior to the Indigo Merger, in May 2021, Indigo closed on an agreement to divest its Cotton Valley natural gas and oil properties. Indigo retained certain contractual commitments related to volume commitments associated with natural gas gathering, for which assumed the obligation to pay the gathering provider for any unused portion of the volume commitment under the agreement through 2027, depending on the buyer’s actual use. As of June 30, 2022, up to approximately $33 million of these contractual commitments remain (included in the table above), and we have recorded a $17 million liability for the estimated future payments.
Excluding the Cotton Valley gathering agreement (discussed above), the Company has recorded additional liabilities totaling $33 million as of June 30, 2022, primarily related to purchase or volume commitments associated with gathering and fresh water. These amounts are reflected above and will be recognized as payments are made over the next 12 months.
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
On September 13, 2021, the Compensation Committee of the Board of Directors approved terminating our pension plan, effective December 31, 2021. This decision, among other benefits, will provide plan participants quicker access to and greater flexibility in the management of participants’ respective benefits due under the plan. We have commenced the pension plan termination process, and, on April 6, 2022, the Internal Revenue Service issued a favorable determination letter, concurring that the plan met all qualification requirements under the Internal Revenue Code. As part of the termination process, we expect to distribute lump sum payments to or purchase annuities for the benefit of plan participants, which is dependent on the participants’ elections. We expect to complete the distribution of pension plan assets by June 2023.
For the six months ended June 30, 2022, we have not made contributions to the pension and postretirement benefit plans, and we do not expect to contribute additional funds to our pension plan during the remainder of 2022.  We recognized liabilities of $26 million and $25 million as of June 30, 2022 and December 31, 2021, respectively, as a result of our pension and other postretirement benefit plans. See Note 14 to the consolidated financial statements included in this Quarterly Report for additional discussion about our pension and other postretirement benefits.
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
Supplemental Guarantor Financial Information
As discussed in Note 11, in April 2022 the Company entered into the 2022 credit facility.  Pursuant to requirements under the indentures governing our senior notes, each 100% owned subsidiary that becomes a guarantor of the 2022 credit facility is also required to become a guarantor of each of our senior notes (the “Guarantor Subsidiaries”). The Guarantor Subsidiaries also granted liens and security interests to support their guarantees under the 2022 credit facility, but not of the senior notes. These guarantees are full and unconditional and joint and several among the Guarantor Subsidiaries. Certain of our operating units are accounted for on a consolidated basis do not guarantee the 2022 credit facility and senior notes.
Upon the closing of the Indigo Merger and the GEPH Merger, discussed further in Note 2 to the consolidated financial statements included in this Quarterly Report, certain acquired entities owning oil and gas properties became guarantors of our credit facility.
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
Credit Risk
Our exposure to concentrations of credit risk consists primarily of trade receivables and derivative contracts associated with commodities trading. Concentrations of credit risk with respect to receivables are limited due to the large number of our purchasers and their dispersion across geographic areas. At June 30, 2022, one purchaser accounted for 17% of our revenues. For the year ended December 31, 2021, one purchaser accounted for 12% of our revenues. If we had completed the Indigo Merger and GEPH Merger at the beginning of 2021, this same purchaser would have accounted for approximately 16% of our revenues. No other individual purchasers accounted for more than 10% of our revenues in either of these respective periods. A default on this account could have a material impact on the Company. See “Commodities Risk” below for discussion of credit risk associated with commodities trading.

Interest Rate Risk
As of June 30, 2022, we had approximately $4,164 million of outstanding senior notes with a weighted average interest rate of 5.69%, $547 million of borrowings under our Term Loan and $406 million of borrowings under our 2022 credit facility. As of June 30, 2022, we had long-term debt issuer ratings of BB+ by S&P, Ba1 by Moody’s and BB by Fitch Ratings. On September 1, 2021 S&P upgraded our bond rating to BB, and on January 6, 2022, S&P further upgraded our bond rating to BB+, which decreased the interest rate on the 2025 notes to 5.95%, beginning with coupon payments paid after January 2022. On May 31, 2022, Moody’s upgraded the Company’s bond rating to Ba1, which will decrease the interest rate on the 2025 Notes from 5.95% to 5.70% with coupon payments paid after July 2022. Any further upgrades or downgrades in our public debt ratings by Moody’s or S&P could decrease or increase our cost of funds, respectively, as our 2025 senior notes are subject to ratings driven changes.

	Expected Maturity Date
($ in millions except percentages)	2022	2023	2024	2025	2026	Thereafter	Total
Fixed rate payments (1)	$—	$—	$—	$389	$—	$3,775	$4,164
Weighted average interest rate (2)	—%	—%	—%	5.70%	—%	5.69%	5.69%

Variable rate payments (1)	$2	$6	$5	$6	$5	$929	$953
Weighted average interest rate	4.70%	4.70%	4.70%	4.70%	4.70%	4.22%	4.23%
(1)Excludes unamortized debt issuance costs and debt discounts.
(2)Outstanding 2025 senior notes interest rate includes the benefit of Moody’s upgrade from Ba2 to Ba1, resulting in an interest rate improvement from 5.95% to 5.70% beginning with coupon payments paid after July 2022.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report.  Our disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, accumulate and communicate information to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and submission within the time periods specified in the SEC’s rules and forms. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those determined to be effective can provide only a level of reasonable assurance with respect to financial statement preparation and presentation. Based on the evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2022 at a reasonable assurance level.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth our repurchases of equity securities registered under Section 12 of the Exchange Act that have occurred during the three months ended June 30, 2022.

Period	Total number of shares purchased	Average price paid per share (1)		Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
April 1, 2022 - April 30, 2022	—	$—		—	N/A
May 1, 2022 - May 31, 2022	—	$—		—	N/A
June 1, 2022 - June 30, 2022	2,815,541	$7.10		2,815,541	$980,000,006
Total	2,815,541	$7.10	(3)	2,815,541
(1)Excludes fees, commissions and other expenses associated with the share repurchases.
(2)On June 21, 2022, we announced that our Board of Directors authorized a share repurchase program that allows us to repurchase up to $1 billion of outstanding common stock, beginning on the date of such announcement and continuing through and including December 31, 2023.
(3)Represents the average purchase price per share.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
On August 4, 2022, we entered into Amendment No. 1 to the 2022 credit facility (the “Amendment”), with the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The Amendment adds an additional tranche of revolving commitments in an aggregate principal amount of $500 million (the “Short-Term Tranche”), increasing the total aggregate elected commitments under the 2022 credit facility to $2.5 billion. The Short-Term Tranche and the existing tranche of commitments with a five-year maturity (the “Five-Year Tranche”) are subject to the borrowing base under the 2022 credit facility, and the borrowing base is currently $3.5 billion. The Short-Term Tranche has a maturity date of April 30, 2023. The obligations under the Short-Term Tranche are guaranteed by our subsidiaries that guarantee the Five-Year Tranche, and the Short-Term Tranche is secured on a pari passu basis with the Five-Year Tranche by substantially all of the assets owned by us and our guarantors.

Borrowings under the Short-Term Tranche may be base rate loans or term SOFR loans. Interest is payable quarterly for base rate loans and at the end of the applicable interest period for term SOFR loans. Term SOFR loans bear interest at term SOFR plus an applicable margin of 275 basis points, plus an additional 10 basis point credit spread adjustment. Base rate loans under the Short-Term Tranche bear interest at a rate per annum equal to the greatest of: (i) the prime rate; (ii) the federal funds effective rate plus 50 basis points; and (iii) the adjusted term SOFR rate for a one-month interest period plus 100 basis points, in each case, plus an applicable margin of 175 basis points. We also pay a commitment fee on unused commitment amounts under the Short-Term Tranche of 50 basis points. We may repay any amounts borrowed prior to the maturity date without any premium or penalty. The above description of the Amendment is a summary and is not complete. A copy of the Amendment is filed as Exhibit 10.2 to this Quarterly Report, and the above summary is qualified by reference to the terms of the Amendment set forth therein.
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

(10.2)*	Amendment No. 1 to Credit Agreement, dated August 4, 2022 among Southwestern Energy Company, JPMorgan Chase Bank, N.A., as Administrative Agent, and each lender from time to time party thereto.
(31.1)*	Certification of CEO filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)*	Certification of CFO filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)**	Certification of CEO furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)**	Certification of CFO furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(101.INS)	Inline Interactive Data File Instance Document
(101.SCH)	Inline Interactive Data File Schema Document
(101.CAL)	Inline Interactive Data File Calculation Linkbase Document
(101.LAB)	Inline Interactive Data File Label Linkbase Document
(101.PRE)	Inline Interactive Data File Presentation Linkbase Document
(101.DEF)	Inline Interactive Data File Definition Linkbase Document
(104.1)	Cover Page Interactive Data File – the cover page from this Quarterly Report on Form 10-Q, formatted in inline XBRL (included within the Exhibit 101 attachments)
* Filed herewith
** Furnished herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHWESTERN ENERGY COMPANY
Registrant

Dated:	August 4, 2022	/s/ CARL F. GIESLER, JR.
Carl F. Giesler, Jr. Executive Vice President and Chief Financial Officer