Form 10-K
period 2022-12-31
SOUTHWESTERN ENERGY CO
filed 2023-02-23
CIK 7332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements ☐
Indicate by checkmark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $6,928,429,581 based on the New York Stock Exchange – Composite Transactions closing price on June 30, 2022 of $6.25. For purposes of this calculation, the registrant has assumed that its directors and executive officers are affiliates.
As of February 21, 2023, the number of outstanding shares of the registrant’s Common Stock, par value $0.01, was 1,099,930,897.
Document Incorporated by Reference
Portions of the registrant’s definitive proxy statement for the 2023 annual meeting of stockholders, to be filed no later than 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates, are incorporated by reference into Part III of this Form 10-K.

SOUTHWESTERN ENERGY COMPANY
ANNUAL REPORT ON FORM 10-K
For Fiscal Year Ended December 31, 2022

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
•a change in our credit rating or adverse changes in interest rates;
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
•our ability to achieve, reach our otherwise meet initiatives, plans, or ambitions with respect to environmental, social, and governance matters;
•the impact of the adverse outcome of any material litigation against us or judicial decisions that affect us or our industry generally;
•the effects of weather or power outages;
•increased competition;
•inflation rates;
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
“ESG” Environmental, Social and Governance matters.
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
“LIBOR” London Interbank Offered Rate
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
“SOFR” Secured Overnight Financing Rate

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
•Developments related to climate change may have a material and adverse effect on us.
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
•A pandemic, such as COVID-19, may negatively affect our business, operating results and financial condition.
Risks Related to our Indebtedness and Financing Abilities
•A downgrade in our credit rating could negatively impact our cost of and ability to access capital and our liquidity.
•Our current and future levels of indebtedness may adversely affect our results and limit our growth.
•Any significant reduction in the borrowing base under our 2022 credit facility may negatively impact our ability to fund our operations, and we may not have sufficient funds to repay borrowings under our 2022 credit facility if required as a result of a borrowing base redetermination.
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

PART I
ITEM 1. BUSINESS
Southwestern Energy Company (including its subsidiaries, collectively, “we”, “our”, “us”, “the Company” or “Southwestern”) is an independent energy company engaged in development, exploration and production activities, including the related marketing of natural gas, associated NGLs and oil produced in our operations. Southwestern is a holding company whose assets consist of direct and indirect ownership interests in, and whose business is conducted substantially through, its subsidiaries. Currently we operate exclusively in the United States. Our common stock is listed and traded on the NYSE under the ticker symbol “SWN.”
Our Business Strategy
We aim to deliver economic returns and optimize our ability to generate free cash flow (defined below) through responsible natural gas (and related liquids) development.
As we develop our core positions in the Appalachian and Haynesville natural gas basins in the U.S., we will concentrate on:
•Creating Sustainable Value. We seek to create value for our stakeholders by allocating capital that is focused on earning economic returns and optimizing the value of our assets; delivering sustainable free cash flow through the cycle; upgrading the quality, depth and capital efficiency of our drilling inventory; and converting resources to proved reserves.
•Protecting Financial Strength. We intend to protect our financial strength by lowering our leverage ratio and total debt; maintaining a strong liquidity position and attractive debt maturity profile; lowering our weighted average cost of debt; and deploying hedges to balance revenue protection with commodity upside exposure.
•Progressing Execution. We are focused on operating effectively and efficiently with HSE and ESG as core values; leveraging our data analytics, operating execution, strategic sourcing, vertical integration and large-scale asset development expertise; further enhancing well performance, optimizing well costs and reducing base production declines; and growing margins and securing flow assurance through commercial and marketing arrangements.
•Capturing the Tangible Benefits of Scale. We strive to enhance our enterprise returns by leveraging the scale gained from our past strategic transactions to deliver operating synergies, drive cost savings, expand our economic inventory, lower our enterprise risk profile, and expand our opportunity set and optionality.
We remain committed to achieving these objectives through being environmentally conscious and proactive while maintaining best practices in social stewardship and corporate governance. We believe that we and our industry will continue to face challenges due to evolving environmental standards by both regulators and investors, the uncertainty of natural gas, oil and NGL prices in the United States, changes in laws, regulations and investor sentiment, and other key factors described in this Annual Report. As such, we aim to monitor and seek ways to minimize the environmental impact of our operations.
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

During 2022 we executed on this strategy by:
•Integrating the natural gas assets acquired in our September 2021 merger with Indigo Natural Resources (the “Indigo Merger”), and our December 2021 merger with GEP Haynesville (the “GEPH Merger”), which created and subsequently expanded our operations in the Haynesville and Bossier shales;
•Using free cash flow generated to lower our debt level by over $1 billion with related improvement to our net leverage ratio to below 1.5x;
•Securing upgrades from all three credit agencies to one rating below Investment Grade;
•Improving our weighted average years to maturity of our debt through extending the maturity date of our revolving line of credit;
•Initiating a share repurchase program and repurchasing 17,261,469 shares of our outstanding common stock for approximately $125 million at an average price of $7.24 per share;
•Focusing on delivering operational results, such as improved well productivity and economics from more efficient drilling, enhanced completion techniques, optimization of surface equipment and managing reservoir drawdown as well as base production declines;
•Achieving year-end reserves of 21.6 Tcfe ($37.6B PV-10 value);
•Maintaining a multi-year hedging program to balance revenue protection with commodity upside exposure;
•Expanding our responsibly sourced gas certification to cover both of our operating areas; and
•Establishing new long-term greenhouse gas (GHG) reduction targets to reduce Scope 1 GHG emissions 50% by 2035 based on our current strategy of investing to maintain production levels consistent with the prior year and assuming no organic production growth or acquisitions.
The bulk of our operations, which we refer to as “Exploration and Production” (“E&P”), are focused on the development of natural gas and associated NGL and oil reserves. We are also focused on creating and capturing additional value through our marketing business, which we refer to as “Marketing.”
Exploration and Production
Overview
Our primary business is the development, exploration and production of natural gas as well as associated NGLs and oil in our core positions in the Appalachia and Haynesville natural gas basins in the U.S. We are currently focused on the development of unconventional natural gas reservoirs located in Louisiana, West Virginia, Pennsylvania, and Ohio. Our operations in West Virginia, Pennsylvania and Ohio (herein referred to as “Appalachia”) are primarily focused on the Marcellus Shale, the Utica and the Upper Devonian unconventional natural gas and liquids reservoirs. Our operations in Louisiana (herein referred to as “Haynesville”) are primarily focused on the Haynesville and Bossier natural gas reservoirs.
•Our E&P segment recorded operating income of $7,253 million in 2022, compared to operating income of $2,583 million in 2021. Our operating income increased $4,670 million compared to the same period in 2021 primarily due to a 63% increase in our weighted average realized commodity prices, excluding derivatives, and a 40% increase in production volumes mostly attributable to the Indigo Merger and the GEPH Merger (as defined herein).
•Our E&P segment cash flow from operations was $3,175 million in 2022, compared to $1,718 million in 2021. E&P segment cash flow from operations increased $1,457 million as a 21% increase in our net weighted average realized commodity prices, including settled derivatives, and a 40% increase in production volumes was only partially offset by a 42% increase in operating costs and expenses.

Oilfield Services Vertical Integration
We provide certain oilfield services that are strategic and economically beneficial for our E&P operations when our E&P activity levels and market pricing support these activities. Currently, our vertically integrated operations only perform services on on our operated wells. This vertical integration may lower our well costs, dampens inflationary pressures, promotes operating efficiency, enables quick reaction to rapid changes in market conditions and helps to mitigate certain operational and environmental risks. These services include drilling, completions and water management and movement. As of December 31, 2022, we operated a fleet of drilling rigs and have leased two pressure pumping spreads with a total capacity of 69,000 horsepower along with additional supporting pump down equipment with a total capacity of 36,000 horsepower. These assets provide us greater flexibility to align our operational activities with commodity prices. In 2022, we provided drilling rigs for 85 drilled wells.
Our Proved Reserves

	For the years ended December 31,
	2022	2021
Proved reserves: (Bcfe)
Appalachia	15,666	15,527
Haynesville	5,959	5,621
Total proved reserves	21,625	21,148

Prices used:
Natural gas (per Mcf)	$6.36	$3.60
Oil (per Bbl)	$93.67	$66.56
NGL (per Bbl)	$34.35	$28.65

PV-10: (in millions)
Pre-tax (1)	$46,435	$22,420
PV of taxes	(8,847)	(3,689)
After-tax	$37,588	$18,731

Percent of estimated proved reserves that are:
Natural gas	80%	82%
Proved developed	56%	54%

Percent of E&P operating revenues generated by natural gas sales	86%	72%
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
Our year-end 2022 reserve estimates totaled 21.6 Tcfe with an after-tax PV-10 of $37.6 billion. Our reserve estimates and the after-tax PV-10 measure, or standardized measure, are highly dependent upon the respective commodity price used in our reserve and after-tax PV-10 calculations.
•Our reserves increased 2% in 2022, compared to 2021, primarily related to extensions, discoveries and other additions partially offset by production.
•Our after-tax PV-10 value increased in 2022 compared to 2021 primarily due to an increase in the SEC 12-month backward-looking commodity prices.
•We are the designated operator of approximately 98% of our reserves, based on the pre-tax PV-10 value of our proved developed producing reserves, and our reserve life index was approximately 12.5 years at year-end 2022.

The difference in after-tax PV-10, or standardized measure, and pre-tax PV-10 (a non-GAAP measure which is reconciled in the 2022 Proved Reserves by Category and Summary Operating Data table below) is the discounted value of future income taxes on the estimated cash flows.
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

The following table provides an overall and categorical summary of our natural gas, oil and NGL reserves, as of year-end 2022 based on average year prices, and our well count, net acreage and PV-10 as of December 31, 2022, and sets forth 2022 annual information related to production and capital investments for each of our operating areas:

2022 PROVED RESERVES BY CATEGORY AND SUMMARY OPERATING DATA

	Appalachia	Haynesville	Other (1)		Total
Estimated proved reserves:
Natural gas (Bcf):
Developed	7,661	2,132	—		9,793
Undeveloped	3,743	3,826	—		7,569
	11,404	5,958	—		17,362
Crude oil (MMBbls):
Developed	41.1	0.1	—		41.2
Undeveloped	42.2	—	—		42.2
	83.3	0.1	—		83.4
Natural gas liquids (MMBbls):
Developed	350.7	0.1	—		350.8
Undeveloped	276.3	—	—		276.3
	627.0	0.1	—		627.1
Total proved reserves (Bcfe) (2):
Developed	10,012	2,133	—		12,145
Undeveloped	5,654	3,826	—		9,480
	15,666	5,959	—		21,625
Percent of total	72%	28%	—%		100%

Percent proved developed	64%	36%	—%		56%
Percent proved undeveloped	36%	64%	—%		44%

Production (Bcfe)	1,054	679	—		1,733
E&P capital investments (in millions)	$953	$1,229	$14	(3)	$2,196
Total gross producing wells (4)	1,810	1,124	—		2,934
Total net producing wells	1,428	722	—		2,150

Total net acreage	765,648	285,590	2,263	(5)	1,053,501
Net undeveloped acreage	461,277	42,885	—	(5)	504,162

PV-10:
Pre-tax (in millions) (6)	$31,472	$14,963	$—		$46,435
PV of taxes (in millions) (6)	(5,996)	(2,851)	—		(8,847)
After-tax (in millions) (6)	$25,476	$12,112	$—		$37,588
Percent of total	68%	32%	—%		100%
Percent operated (7)	98%	96%	—%		98%
(1)Other acreage consists primarily of properties in North Louisiana.
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
(3)Other capital investments includes $10 million related to our E&P service companies and $4 million related to other developmental activities.
(4)Excludes 975 wells in Appalachia and 1,045 wells in Haynesville in which we only have an overriding royalty interest. These wells were included in the December 31, 2022 reserves calculation.
(5)Excludes exploration licenses for 2,518,519 net acres in New Brunswick, Canada, which have been subject to a moratorium since 2015. In 2021, we were granted a further extension of the licenses through March 2026. However, we cannot assure that the licenses will be extended past that date.
(6)Pre-tax PV-10 is a non-GAAP financial measure. We believe that the presentation of pre-tax PV-10 is relevant and useful to our investors as supplemental disclosure to the standardized measure of discounted future cash flows (standardized measure), or after-tax PV-10 amount, because it presents the discounted future net cash flows attributable to our proved reserves prior to taking into account future corporate income taxes and our current tax structure. While the standardized measure is dependent on the unique tax situation of each company, pre-tax PV-10 is based on a pricing methodology and discount factors that are consistent for all companies. Because of this, pre-tax PV-10 can be used within the industry and by creditors and securities analysts to evaluate estimated net cash flows from proved reserves on a more comparable basis. The difference between the standardized measure and the pre-tax PV-10 amount is the discounted amount of estimated future income taxes. See “Supplemental Oil and Gas Disclosures (Unaudited)” to the consolidated financial statements of this Annual Report for more information about the calculation of standardized measure.
(7)Based upon pre-tax PV-10 of proved developed producing activities.
Lease Expirations
The following table summarizes the leasehold acreage expiring over the next three years, assuming successful wells are not drilled to develop the acreage and leases are not extended:

	For the years ended December 31,
Net acreage expiring:	2023	2024	2025
Appalachia (1)	24,595	14,484	13,782
Haynesville	3,467	3,456	1,900
Other
US – Other Exploration	—	—	—
Canada – New Brunswick (2)	—	—	—
(1)The leasehold acreage expiring includes 14,797 net acres in 2023, 5,564 net acres in 2024 and 4,423 net acres in 2025 can be extended for an average of three to five years.
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
Proved Undeveloped Reserves
Presented below is a summary of changes in our proved undeveloped reserves for 2021 and 2022:

CHANGES IN PROVED UNDEVELOPED RESERVES

(in Bcfe)	Appalachia	Haynesville	Total
December 31, 2020	3,787	—	3,787
Extensions, discoveries and other additions (2)	1,764	—	1,764
Performance and production revisions (1) (2)	1,719	—	1,719
Price revisions	4	—	4
Developed	(1,153)	—	(1,153)
Disposition of reserves in place	—	—	—
Acquisition of reserves in place	—	3,692	3,692
December 31, 2021	6,121	3,692	9,813
Extensions, discoveries and other additions	1,038	984	2,022
Performance and production revisions (3)	(230)	(82)	(312)
Price revisions	—	14	14
Developed	(1,275)	(782)	(2,057)
Disposition of reserves in place	—	—	—
Acquisition of reserves in place	—	—	—
December 31, 2022	5,654	3,826	9,480
(1)Primarily due to changes associated with the analysis of updated data collected in the year.
(2)Reflects 1,747 Bcfe previously presented in “Extensions, discoveries and other additions” reclassified to “Performance and production revisions” to conform to current year presentation for infill reserves.
(3)Reflects additions associated with infill development of 577 Bcfe and positive performance revisions of 435 Bcfe more than offset by 1,324 Bcfe of reserves reclassified to unproved due to changes in development plan.

Performance, production and price revisions consist of revisions to reserves associated with wells having proved reserves in existence as of the beginning of the year. Extensions, discoveries and other additions include new reserves locations added in the current year.
•As of December 31, 2022, we had 9,480 Bcfe of proved undeveloped reserves, all of which we expect will be developed within five years of the initial disclosure as the starting reference date. The downward revision to previous estimates of 312 Bcfe includes additions associated with infill development of 577 Bcfe and positive performance revisions of 435 Bcfe that were more than offset by 1,324 Bcfe of reserves reclassified to unproved due to changes in development plans, which resulted in these reserves not being scheduled for development within five years of initial disclosure. Additionally, we had extensions and discoveries of 2.0 Tcfe and positive price revisions of 14 Bcfe.
•During 2022, we invested $791 million in connection with converting 1,275 Bcfe, or 21%, of our proved undeveloped reserves as of December 31, 2021 into proved developed reserves and added 1,038 Bcfe of proved undeveloped reserves for our Appalachia operations. During 2022, we invested $1,135 million in connection with converting 782 Bcfe, or 21%, of our proved undeveloped reserves as of December 31, 2021 into proved developed reserves and added 984 Bcfe of proved undeveloped reserves for our Haynesville operations.
•As of December 31, 2021, we had 9,813 Bcfe of proved undeveloped reserves. During 2021, we invested $388 million in connection with converting 1,153 Bcfe, or 30%, of our proved undeveloped reserves as of December 31, 2020 into proved developed reserves and added 1,764 Bcfe of proved undeveloped reserves. Revisions to previous estimates of 1,719 Bcfe include infill additions of 1,747 Bcfe and negative performance revisions of 28 Bcfe. Additionally, we added 3,692 Bcfe of proved undeveloped reserves through the Indigo Merger and GEPH Merger and positive price revisions of 4 Bcfe.
•Our proved reserves as of December 31, 2022 included no proved undeveloped reserves that had a positive present value on an undiscounted basis in compliance with proved reserve requirements but did not have a positive present value when discounted at 10%.
We expect that the development costs for our proved undeveloped reserves of 9,480 Bcfe as of December 31, 2022 will require us to invest an additional $6.9 billion for those reserves to be brought to production. Our ability to make the necessary investments to generate these cash inflows is subject to factors that may be beyond our control. We refer you to the risk factors “Natural gas, oil and NGL prices greatly affect our revenues and thus profits, liquidity, growth, ability to repay our debt and the value of our assets” and “Significant capital investment is required to replace our reserves and conduct our business” in Item 1A of Part I of this Annual Report and to “Cautionary Statement about Forward-Looking Statements” in this Annual Report for a more detailed discussion of these factors and other risks.
Preparation of Reserve Estimates
Our proved reserve estimates as of December 31, 2020, 2021 and 2022 included in this Annual Report were prepared by our internal reservoir engineers under the supervision of our management, in accordance with petroleum engineering and evaluation standards published by the Society of Petroleum Evaluation Engineers and definitions and guidelines established by the SEC. These proved reserve estimates have been audited by our independent engineers, Netherland, Sewell & Associates, Inc. (“NSAI”). Reserve estimates are prepared for each of our properties annually by the reservoir engineers assigned to the asset management team for that property. The reservoir engineering and financial data included in these estimates are reviewed by senior engineers, who are not part of the asset management teams, and by our Director of Reserves, who is the technical person primarily responsible for overseeing the preparation of our reserves estimates. Our Director of Reserves has more than 28 years of experience in petroleum engineering, including the estimation of natural gas and oil reserves, and holds a Bachelor of Science in Petroleum Engineering. Prior to joining us in 2018, our Director of Reserves served in various reservoir engineering roles for EP Energy Company, El Paso Corporation, Cabot Oil & Gas Corporation, Schlumberger and H.J. Gruy & Associates, and is a member of the Society of Petroleum Engineers. He reports to our Executive Vice President and Chief Operating Officer, who has more than 34 years of experience in petroleum engineering including the estimation of natural gas, oil and NGL reserves in multiple basins in the United States, and holds a Bachelor of Science in Petroleum Engineering. Prior to joining Southwestern in 2017, our Chief Operating Officer served in various engineering and leadership roles for EP Energy Corporation, El Paso Corporation, ARCO Oil and Gas Company, Burlington Resources and Peoples Energy Production, and is a member of the Society of Petroleum Engineers.
We engage NSAI, a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies, to independently audit our proved reserves estimates as discussed in more detail below. NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-002699. Within NSAI, the two technical persons primarily responsible for auditing our proved reserves estimates (1) have over 26 years and over 21 years of practical experience in petroleum geosciences and petroleum engineering, respectively; (2) have over 15 years and over 21 years of experience in the estimation and evaluation of reserves, respectively; (3) each has a college degree; (4) each is a Licensed Professional Geoscientist in the State of Texas or a Licensed Professional Engineer in the State of Texas; (5) each meets or exceeds the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; and (6) each is proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines. The financial data included in the reserve estimates is also separately reviewed by our accounting staff. Our proved reserves estimates, as internally reviewed and audited by NSAI, are submitted for review and approval to our President and Chief Executive Officer. Finally, upon his approval, NSAI reports the results of its reserve audit to the Board of Directors, with whom final authority over the estimates of our proved reserves rests. A copy of NSAI’s report has been filed as Exhibit 99.1 to this Annual Report.

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
We replaced 127% of our production volumes in 2022 with 2,198 Bcfe of proved reserve additions and performance revisions. The following table summarizes the changes in our proved natural gas, oil and NGL reserves for the year ended December 31, 2022:

(in Bcfe)	Appalachia	Haynesville	Other	Total
December 31, 2021	15,527	5,621	—	21,148
Net revisions
Price revisions	(4)	59	—	55
Performance and production revisions (1)	(33)	(197)	—	(230)
Total net revisions	(37)	(138)	—	(175)
Extensions, discoveries and other additions
Proved developed	235	171	—	406
Proved undeveloped	1,038	984	—	2,022
Total reserve additions	1,273	1,155	—	2,428
Production	(1,054)	(679)	—	(1,733)
Acquisition of reserves in place	—	—	—	—
Disposition of reserves in place	(43)	—	—	(43)
December 31, 2022	15,666	5,959	—	21,625
(1)Reflects additions associated with infill development of 577 Bcfe and positive performance revisions of 517 Bcfe more than offset by 1,324 Bcfe of reserves reclassified to unproved due to changes in development plan.
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

Our Operations
Appalachia
Appalachia represented 61% of our total 2022 net production and 72% of our total reserves as of December 31, 2022. In 2022, our production decreased by 54 Bcfe, primarily due to a higher capital allocation to our Haynesville assets. Our reserves in Appalachia increased by 139 Bcfe as of December 31, 2022. We had production of 1,054 Bcfe, disposition of reserves in place of 43 Bcfe, net downward price revisions of 4 Bcfe, and a downward change in development plan of 991 Bcfe offset by extensions and discoveries of 1,273 Bcfe, additions associated with infill development of 577 Bcfe and positive performance revisions of 381 Bcfe. As of December 31, 2022, we had approximately 765,648 net acres in Appalachia and had a total of 1,575 wells on production that we operated. Below is a summary of Appalachia’s operating results for the latest two years:

	For the years ended December 31,
	2022	2021
Acreage
Net undeveloped acres	461,277	476,512
Net developed acres	304,371	291,538
Total net acres	765,648	768,050

Net Production
Natural gas (Bcf)	841	883
Oil (MBbls)	4,967	6,567
NGL (MBbls)	30,445	30,936
Total production (Bcfe)	1,054	1,108

Reserves
Reserves (Bcfe)	15,666	15,527
Locations:
Proved developed producing (1)	1,810	1,749
Proved developed non-producing (2)	55	41
Proved undeveloped	315	334
Total locations	2,180	2,124

Gross Operated Well Count Summary
Drilled	67	74
Completed	67	78
Wells to sales	63	78

Capital Investments (in millions)
Drilling and completions, including workovers	$758	$694
Acquisition and leasehold	64	41
Seismic and other	4	7
Capitalized interest and expense	127	140
Total capital investments (3)	$953	$882

Average completed well cost (in millions) (4)	$12.0	$9.1
Average lateral length (feet) (4)	14,587	14,332
(1)Excludes 975 and 884 wells as of December 31, 2022 and 2021, respectively, in which we have only an overriding royalty interest.
(2)Excludes 29 and 16 wells as of December 31, 2022 and 2021, respectively, in which we have only an overriding royalty interest.
(3)Excludes $5 million for the years ended December 31, 2021 related to water infrastructure.
(4)Average completed well cost and average lateral length for the years ended December 31, 2022 and 2021 include wells in the Marcellus and Utica formations. Average well cost per foot increased primarily due to higher costs associated with the impact of inflation.
Our ability to bring our Appalachia production to market depends on a number of factors including the construction of and/or the availability of capacity on gathering systems and pipelines that we do not own. We refer you to “Marketing” in Item 1 of Part I of this Annual Report for a discussion of our gathering and transportation arrangements for Appalachia production.

Haynesville
Haynesville represented 39% of our total 2022 net production and 28% of our total reserves as of December 31, 2022. In 2022, our production increased by 547 Bcfe. Our reserves in Haynesville increased 338 Bcfe as of December 31, 2022. We had production of 679 Bcfe and a downward change in development plan of 333 Bcfe more than offset by extensions and discoveries of 1,155 Bcfe, positive performance revisions of 136 Bcfe, and net positive price revisions of 59 Bcfe. As of December 31, 2022, we had approximately 285,590 net acres in Haynesville and had a total of 748 wells on production that we operated. Below is a summary of our Haynesville operating results for 2022:

	For the years ended December 31,
	2022	2021
Acreage
Net undeveloped acres	42,885	15,725	(4)
Net developed acres	242,705	241,002	(4)
Total net acres	285,590	256,727

Net Production
Natural gas (Bcf)	679	132
Oil (MBbls)	20	8
Total production (Bcfe)	679	132

Reserves
Reserves (Bcfe)	5,959	5,621
Locations:
Proved developed producing (1)	1,124	1,155
Proved developed non-producing (2)	183	111
Proved undeveloped	315	329
Total locations	1,622	1,595

Gross Operated Well Count Summary
Drilled	71	13
Completed	72	15
Wells to sales	70	15

Capital Investments (in millions)
Drilling and completions, including workovers	$1,130	$178
Acquisition and leasehold	17	1
Seismic and other	3	—
Capitalized interest and expense	79	21
Total capital investments	$1,229	$200

Average completed well cost (in millions) (3)	$15.8	$11.1
Average lateral length (feet) (3)	8,984	6,692
(1)Excludes 1,045 and 1,060 wells as of December 31, 2022 and 2021, respectively, in which we have only a royalty interest.
(2)Excludes 34 and 17 wells as of December 31, 2022 and 2021, respectively, in which we have only a royalty interest.
(3)Average completed well cost and average lateral length for the years ended December 31, 2022 and 2021 include wells in the Haynesville and Bossier formations. Average well cost per foot increased primarily due to higher costs associated with the impact of inflation.
(4)Excludes 20,187 net undeveloped acres and 10,557 net developed acres for the year ended December 31, 2021.
Our continued ability to bring our Haynesville production to market will depend on a number of factors including the construction of and/or the availability of capacity on gathering systems and pipelines that we do not own. We refer you to

“Marketing” within Item 1 of Part I of this Annual Report for a discussion of our gathering and transportation arrangements for Haynesville production.
Other
Excluding 2,518,519 acres in New Brunswick, Canada, which have been subject to a government-imposed drilling moratorium since 2015, we did not hold any net undeveloped acres for the potential development of new resources as of December 31, 2022 in areas outside of Appalachia and Haynesville as these positions were either sold or expired during 2022. This compares to 650 net undeveloped acres held at year-end 2021 in areas outside of Appalachia and Haynesville, excluding the New Brunswick acreage.
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
On December 31, 2021, we closed on our Agreement and Plan of Merger with GEP Haynesville, LLC (“GEPH”), pursuant to which we acquired GEPH for aggregate consideration of approximately $1,726 million, consisting of a combination of $1,263 million cash (including post close adjustments) and 99,337,748 shares of our common stock, with GEPH becoming our wholly owned subsidiary (the “GEPH Merger” and, together with the Montage Merger and the Indigo Merger, the “Mergers”). The shares issued as consideration had an aggregate dollar value equal to approximately $463 million based on the closing price of $4.66 per share of Southwestern common stock on the NYSE on December 31, 2021. The GEPH Merger furthered the benefits of the Indigo Merger and enhanced our scale and operating and marketing optionality in the Haynesville.
See Note 2 to the consolidated financial statements of this Annual Report for more information on the Mergers.

Capital Investments

	For the years ended December 31,
(in millions)	2022	2021
E&P Capital Investments by Type
Exploratory and development drilling, including workovers	$1,892	$886
Acquisition of properties	81	43
Water infrastructure project	—	5
Other	17	12
Capitalized interest and expenses	206	161
Total E&P capital investments (1)	$2,196	$1,107

E&P Capital Investments by Area
Appalachia	$953	$882
Haynesville	1,229	200
Other (1)	14	25
Total E&P capital investments	$2,196	$1,107
(1)Excludes $13 million and $1 million for the years ended December 31, 2022 and 2021, respectively, related to corporate capital investing.
Our E&P capital investing in 2022 totaled $2.2 billion.
•E&P capital investing in 2022 increased 98%, as compared to the prior year, due to the increased capital investment required to maintain daily production consistent with the end of the prior year, primarily related to increased scale resulting from the Indigo Merger and the GEPH Merger, along with the impacts of inflation.
•In 2022, we drilled 138 wells, completed 139 wells, placed 133 wells to sales and had 69 wells in progress at year-end.
•Of the 69 wells in progress at year-end, 33 were located in Appalachia and 36 were located in Haynesville.
We refer you to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Capital Investing” within Item 7 of Part II of this Annual Report for additional discussion of the factors that could impact our planned capital investments in 2023.
Sales, Delivery Commitments and Customers
Sales. The following tables present historical information about our production volumes for natural gas, oil and NGLs and our average realized natural gas, oil and NGL sales prices:

	For the years ended December 31,
	2022	2021
Average net daily production (MMcfe/day)	4,748	3,397
Production:
Natural gas (Bcf)	1,520	1,015
Oil (MBbls)	4,993	6,610
NGLs (MBbls)	30,446	30,940
Total production (Bcfe)	1,733	1,240
•The increase in production volumes in 2022 resulted primarily from a 547 Bcfe increase in net production in Haynesville, partially offset by a 54 Bcfe decrease in net production in Appalachia.

Average Realized Prices

	For the years ended December 31,
	2022	2021
Natural Gas Price:
NYMEX Henry Hub Price ($/MMBtu) (1)	$6.64	$3.84
Discount to NYMEX (2)	(0.66)	(0.53)
Average realized gas price, excluding derivatives ($/Mcf)	$5.98	$3.31
Gain on settled financial basis derivatives ($/Mcf)	0.08	0.09
Gain (loss) on settled commodity derivatives ($/Mcf)	(3.27)	(1.12)
Average realized gas price, including derivatives ($/Mcf)	$2.79	$2.28

Oil Price:
WTI oil price ($/Bbl) (3)	$94.23	$67.92
Discount to WTI (4)	(7.28)	(9.12)
Average realized oil price, excluding derivatives ($/Bbl)	$86.95	$58.80
Gain (loss) on settled derivatives ($/Bbl)	(36.12)	(18.32)
Average realized oil price, including derivatives ($/Bbl)	$50.83	$40.48

NGL Price:
Average realized NGL price, excluding derivatives ($/Bbl)	$34.35	$28.72
Gain (loss) on settled derivatives ($/Bbl)	(7.83)	(10.52)
Average realized NGL price, including derivatives ($/Bbl)	$26.52	$18.20
Percentage of WTI, excluding derivatives	36%	42%

Total Weighted Average Realized Price:
Excluding derivatives ($/Mcfe)	$6.10	$3.74
Including derivatives ($/Mcfe)	$3.06	$2.53
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
As of December 31, 2022, we had the following commodity price derivatives in place on our targeted future production:

	For the years ended December 31,
	2023	2024	2025
Natural gas (Bcf)	938	378	—
Oil (MBbls)	2,349	913	41
Ethane (MBbls)	3,810	420	—
Propane (MBbls)	3,100	566	—
Normal Butane (MBbls)	347	—	—
Natural Gasoline (MBbls)	359	—	—
Total financial protection on future production (Bcfe)	998	389	—

As of February 21, 2023, we had the following commodity price derivatives in place on our targeted 2022 and future production:

	For the years ended December 31,
	2023	2024	2025
Natural gas (Bcf)	938	577	—
Oil (MBbls)	2,691	913	41
Ethane (MBbls)	5,999	1,305	—
Propane (MBbls)	4,345	1,094	—
Normal Butane (MBbls)	677	329	—
Natural Gasoline (MBbls)	634	329	—
Total financial protection on future production (Bcfe)	1,024	601	—
We intend to use derivatives to limit the impact of adverse price movements on a large portion of expected future production volumes to ensure certain desired levels of cash flow. We refer you to Item 7A of Part II of this Annual Report, “Quantitative and Qualitative Disclosures about Market Risk,” for further information regarding our derivatives and risk management as of December 31, 2022.
During 2022, the average price we received for our natural gas production, excluding the impact of derivatives and including the cost of transportation, was approximately $0.66 per Mcf lower than average NYMEX prices, an increased basis differential of 25% over the prior year differential. Differences between NYMEX and price realized (basis differentials) are due primarily to locational differences and transportation cost.
The tables below present the amount of our future natural gas production in which the impact of basis volatility has been limited through derivatives and physical sales arrangements as of December 31, 2022:

	Volume (Bcf)	Basis Differential
Basis Swaps – Natural Gas
2023	281	$(0.50)
2024	46	(0.71)
2025	9	(0.64)
Total	336

Physical NYMEX Sales Arrangements – Natural Gas (1)
2023	683	$(0.05)
2024	481	(0.08)
2025	399	(0.06)
2026	335	(0.04)
2027	297	(0.03)
2028	285	(0.02)
2029	252	(0.01)
2030	105	(0.01)
Total	2,837
(1)Physical sales volumes are presented on a gross basis.
We refer you to Note 6 to the consolidated financial statements included in this Annual Report for additional discussion about our derivatives and risk management activities.
Delivery Commitments. As of December 31, 2022, we had natural gas delivery commitments of 1,273 Bcf in 2023 and 715 Bcf in 2024 under existing agreements. These amounts are well below our expected 2023 natural gas production from Appalachia and Haynesville and expected 2024 production from our available reserves, which are not subject to any priorities or curtailments that may affect quantities delivered to our customers or any priority allocations or price limitations imposed by federal or state regulatory agencies, or any other factors beyond our control that may affect our ability to meet our delivery commitments other than those discussed in Item 1A “Risk Factors” of Part I of this Annual Report. We expect to be able to fulfill all of our short-term and long-term delivery commitments to provide natural gas from our own production of available reserves; however, if we are unable to do so, we may have to purchase natural gas at market to fulfill our obligations.
Customers. Our E&P production is marketed primarily by our Marketing segment. Our customers include LNG exporters, major energy companies, utilities and industrial purchasers of natural gas. For the year ended December 31, 2022, one purchaser accounted for 17% of our revenues. A default or operational disruption on this account could have a material impact on the Company. For the year ended December 31, 2021, one purchaser accounted for 12% of our revenues. If we had completed the Indigo Merger and GEPH Merger at the beginning of 2021, this same purchaser would have accounted for approximately 16% of our revenues. No other purchasers accounted for more than 10% of consolidated revenues.
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

Marketing
We engage in marketing activities which primarily support our E&P operations and generate revenue through the marketing of natural gas, oil and NGLs.

	For the years ended December 31,
	2022	2021
Marketing revenues (in millions)	$14,521	$6,186
Other revenues (in millions)	—	3
Total operating revenues (in millions)	$14,521	$6,189
Operating income (loss) (in millions)	$101	$52

Volumes marketed (Bcfe)	2,266	1,542

Percent natural gas production marketed from affiliated E&P operations	94%	95%
Percent oil and NGL production marketed from affiliated E&P operations	88%	82%
•Marketing operating income increased $49 million for the year ended December 31, 2022, compared to 2021, primarily due to a $51 million increase in the marketing margin, as well as a $1 million reduction in operating expenses which was partially offset by a $1 million reduction in gas storage gains and a $2 million reduction in non-performance damages received, both recorded in other operating revenues.
•Marketing revenues increased in 2022, compared to 2021, primarily due to a 60% increase in the price received for volumes marketed and a 724 Bcfe increase in marketed volumes.
•The margin generated from marketing activities increased $51 million for the year ended December 31, 2022, as compared to the prior year, primarily due to a 47% increase in volumes marketed and a corresponding reduction in third-party purchases and sales, which were used in 2021 to optimize our transportation folio, due to increased affiliated volumes available for marketing.
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
Appalachia. Our transportation portfolio for all products in Appalachia is highly diversified, allows us to capitalize on strengthening markets, including city-gate markets, and provides production flow assurance. Agreements with Rover Pipeline LLC and Mountaineer Xpress / Gulf Xpress pipelines allow us to access growing high-demand markets in the U.S. Gulf Coast region while low-cost transportation on other northeast pipelines allows us to capture in-basin pricing, and our agreements with Rover Pipeline LLC and Rockies Express Pipeline LLC provide access to Midwest markets. In addition to our natural gas transportation, we have ethane take-away capacity that provides direct access to Mont Belvieu pricing. Certain of our capacity agreements contain multiple extension and reduction options that allow us to right-size our transportation portfolio as needed for our production or to capture future market opportunities. The table below details our firm transportation, firm sales and total takeaway capacity over the next three years as of February 21, 2023:

	For the year ended December 31,
(MMBtu/d)	2023	2024	2025
Firm transportation (1)	2,282,309	2,216,472	1,957,174
Firm sales	370,950	124,710	68,765
Total firm takeaway – Appalachia	2,653,259	2,341,182	2,025,939
(1)We have extension options and potential contract renewal capacity of 220,000 MMBtu per day for 2023 and 320,000 MMBtu per day for 2024 for Appalachia.
Haynesville. Our transportation portfolio for Haynesville allows for access to the U.S. Gulf Coast and LNG corridor markets. Agreements with ETC Tiger, Gulf South and Enable Line CP provide transport to the Southeast Supply Header (“SESH”) and Perryville Hub, a central trading location with high demand and amply liquidity, while Acadian, Midcoast and LEAP pipelines deliver to the growing LNG corridor, with direct access to LNG shippers at sales prices close to Henry Hub pricing. Our diversified transportation portfolio provides flow optionality and allows for advantageous pricing year-round as the Haynesville maintains stability in basis throughout the year. The table below details our natural gas firm transportation, firm sales and total takeaway capacity over the next three years as of February 21, 2023:

	For the year ended December 31,
(MMBtu/d)	2023	2024	2025
Firm transportation (1)	1,187,864	1,068,518	997,344
Firm sales	2,272,841	1,743,991	1,465,458
Total firm takeaway – Haynesville	3,460,705	2,812,509	2,462,802
(1)We have extension options and potential contract renewal capacity of 100,000 MMBtu per day for 2023 and 300,000 MMBtu per day for 2024 for Appalachia.
Demand Charges
As of December 31, 2022, our obligations for demand and similar charges under the firm transportation agreements and gathering agreements totaled approximately $10.4 billion, $1,326 million of which related to access capacity on future pipeline and gathering infrastructure projects that still require the granting of regulatory approvals and additional construction efforts. We also have guarantee obligations of up to $929 million of that amount. We regularly monitor our proved reserves to ensure sufficient availability to fully utilize our firm transportation commitments.
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
Customers
Our marketing customers include LNG exporters, major energy companies, utilities and industrial purchasers of natural gas. For the year ended December 31, 2022, one purchaser accounted for 17% of our revenues. A default or operational disruption on this account could have a material impact on the Company.  For the year ended December 31, 2021, one purchaser accounted for 12% of our revenues. If we had completed the Indigo Merger and the GEPH Merger at the beginning of 2021, this same purchaser would have accounted for approximately 16% of our revenues. No other purchasers accounted for more than 10% of consolidated revenues.
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
The Clean Water Act, as amended, or CWA, and analogous state laws, impose restrictions and strict controls regarding the discharge of produced waters and other natural gas and oil waste into waters of the United States (“WOTUS”). Permits must be obtained to discharge pollutants to, and to conduct construction activities in, WOTUS. The CWA and similar state laws provide for civil, criminal and administrative penalties for any unauthorized discharges of pollutants and unauthorized discharges of reportable quantities of oil and other hazardous substances. The U.S. Environmental Protection Agency (“EPA”) has adopted regulations requiring certain natural gas and oil exploration and production facilities to obtain permits for storm water discharges. Costs may be associated with the treatment of wastewater or developing and implementing storm water pollution prevention plans.
The scope of federal jurisdictional reach over WOTUS has been subject to substantial revision in recent years. In 2015, the EPA and the U.S. Army Corps of Engineers (“Corps”) issued a rule defining the scope of the EPA’s and the Corps’ jurisdiction over WOTUS, which never took effect before being replaced by the Navigable Waters Protection Rule (“NWPR”) in 2020. A coalition of states and cities, environmental groups, and agricultural groups challenged the NWPR, which was vacated by a federal district court in August 2021. The EPA is undergoing a rulemaking process to redefine the definition of WOTUS, which could be impacted by the U.S. Supreme Court’s upcoming decision in Sackett v. EPA, a case regarding the proper test in determining whether wetlands qualify as WOTUS. In the interim, the EPA is expected to finalize a new rule codifying the pre-2015 definition. In addition, in an April 2020 decision defining the scope of the CWA that was issued days after the NWPR was published, the U.S. Supreme Court held that, in certain cases, discharges from a point source to groundwater could fall within the scope of the CWA and require a permit. The Court rejected the EPA and the Corps’ assertion that groundwater should be totally excluded from the CWA. As a result, future implementation is uncertain at this time.
The Oil Pollution Act, as amended, or OPA, and regulations promulgated thereunder impose a variety of requirements on “responsible parties” related to the prevention of oil spills and liability for damages resulting from such spills into WOTUS. A “responsible party” includes the owner or operator of an onshore facility, pipeline or vessel, or the lessee or permittee of the area in which an offshore facility is located. OPA assigns liability to each responsible party for oil cleanup costs and a variety of public and private damages. Although liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulation. If the party fails to report a spill or to cooperate fully in the cleanup, liability limits likewise do not apply.  Few defenses exist to the liability imposed by OPA. OPA imposes ongoing requirements on a responsible party, including the preparation of oil spill response plans and proof of financial responsibility to cover environmental cleanup and restoration costs that could be incurred in connection with an oil spill. Oil accounted for 2% of our total production in 2022, 3% in 2021 and 4% in 2020.
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
Air Emissions. The Clean Air Act, as amended, restricts emissions into the atmosphere. Various activities we conduct as part of our operations, such as drilling, pumping and the use of vehicles, can result in emissions to the environment. We must obtain permits, typically from local authorities, to conduct various regulated activities. Federal and state governmental agencies are taking steps to regulate methane and other emissions from oil and natural gas activities, and further regulation could increase our costs or restrict our ability to produce. For example, on November 15, 2021, the EPA issued a proposed rule under the Clean Air Act’s New Source Performance Standards (“NSPS”), known as Subpart OOOOa, which is intended to reduce methane emissions from new and existing oil and gas sources. The proposed rule would make the existing regulations in Subpart OOOOa more stringent and create a Subpart OOOOb to expand reduction requirements for new, modified, and reconstructed oil and gas sources, including standards focusing on certain source types that have never been regulated under the Clean Air Act (including intermittent vent pneumatic controllers, associated gas, and liquids unloading facilities). In addition, the proposed rule would establish “Emissions Guidelines,” creating a Subpart OOOOc that would require states to develop plans to reduce methane emissions from existing sources that must be at least as effective as presumptive standards set by the EPA. Under the proposed rule, states would have three years to develop their compliance plan for existing sources and the regulations for new sources would take effect immediately upon issuance of a final rule. On November 11, 2022, the EPA issued a proposed rule supplementing the November 2021 proposed rule. Among other things, the November 2022 supplemental proposed rule removes an emissions monitoring exemption for small wellhead-only sites and creates a new third-party monitoring program to flag large emissions events, referred to in the proposed rule as “super emitters”. The EPA is expected to issue a final rule by May 2023. We are required to report emissions of various greenhouse gases, including methane. In addition, in August 2022, the current administration signed into law the Inflation Reduction Act of 2022. Among other things, the Inflation Reduction Act amends the Clean Air Act to include a Methane Emissions and Waste Reduction Incentive Program for petroleum and natural gas systems. This program requires the EPA to impose a “waste emissions charge” on certain oil and gas sources that are already required to report under the EPA’s Greenhouse Gas Reporting Program. The emissions fee and funding provisions of the law could increase operating costs within the oil and gas industry and accelerate the transition away from fossil fuels, which could in turn adversely affect our business and results of operations.
Threatened and Endangered Species. The Endangered Species Act and comparable state laws protect species threatened with possible extinction. Similar protections are afforded to migratory birds under the Migratory Bird Treaty Act (“MBTA”).

 Protection of threatened and endangered species may have the effect of prohibiting or delaying us from obtaining drilling and other permits and may include restrictions on road building and other activities in areas containing the affected species or their habitats. Based on the species that have been identified and listed to date, we do not believe there are any species protected under the Endangered Species Act that would materially and adversely affect our operations at this time. To the extent species that are listed under the Endangered Species Act or similar state laws, or are protected under the MBTA, live in the areas where we operate, our ability to conduct or expand operations could be limited, or we could be forced to incur material additional costs. Moreover, our drilling activities may be delayed, restricted or precluded in protected habitat areas or during certain seasons, such as breeding and nesting seasons. The designation of previously unidentified endangered or threatened species could cause our operations to become subject to operating restrictions or bans, and limit future development activity in affected areas. In addition, the U.S. Fish and Wildlife Service and similar state agencies may designate critical or suitable habitat areas that they believe are necessary for the survival of threatened or endangered species. Such a designation could materially restrict use of or access to federal, state and private lands, which may reduce the profitability of our interests to the extent they are associated with such designations.
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
Greenhouse Gas Emissions and Climate Change. In response to findings regarding the potential impact of emissions of carbon dioxide, methane and other greenhouse gases on human health and the environment, the EPA has adopted regulations under existing provisions of the federal Clean Air Act that, among other things, establish Prevention of Significant Deterioration, or PSD, construction and Title V operating permit reviews for certain large stationary sources. The Company’s operations are not currently impacted by said regulations. Facilities required to obtain PSD permits for their greenhouse gas emissions also will be required to meet “best available control technology” standards that will be established on a case-by case basis. In addition, the EPA adopted rules requiring the monitoring and reporting of greenhouse gas emissions from specified onshore and offshore oil and gas production sources in the United States on an annual basis, which includes certain of our operations. The EPA also proposed rules in November 2021 and November 2022 intended to reduce methane emissions from new and existing oil and gas sources (discussed above). EPA rulemakings related to greenhouse gas emissions could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified sources.
In recent years, the U.S. Congress has considered legislation to reduce emissions of greenhouse gases, including methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of natural gas. It presently appears unlikely that comprehensive climate legislation will be passed by either house of Congress in the near future, although energy legislation and other regulatory initiatives have been proposed that are relevant to greenhouse gas emissions issues. For example, the Inflation Reduction Act of 2022, which appropriates significant federal funding for renewable energy initiatives and, for the first time ever, imposes a fee on greenhouse gas emissions from certain facilities, was signed into law in August 2022. The emissions fee and funding provisions of the law could increase operating costs within the oil and gas industry and accelerate the transitions away from fossil fuels, which could in turn adversely affect our business and results of operations. Moreover, the current administration has highlighted addressing climate change as a priority and has issued several Executive Orders addressing climate change. In addition, a number of states, including states in which we operate, have enacted or passed measures to track and reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and regional greenhouse gas cap-and-trade programs.  Most of these cap-and-trade programs require major sources of emissions or major producers of fuels to acquire and surrender emission allowances, with the number of allowances available for purchase reduced each year until the overall greenhouse gas emission reduction goal is achieved. These reductions may cause the cost of allowances to escalate significantly over time.
Additionally, on March 21, 2022, the SEC issued a proposed rule regarding the enhancement and standardization of mandatory climate-related disclosures for investors. The proposed rule would require registrants to include certain climate-related disclosures in their registration statements and periodic reports, including, but not limited to, information about the registrant’s governance of climate-related risks and relevant risk management processes; climate-related risks that are reasonably likely to have a material impact on the registrant’s business, results of operations, or financial condition and their actual and likely climate-related impacts on the registrant’s business strategy, model, and outlook; climate-related targets, goals and transition plan (if any); certain climate-related financial statement metrics in a note to their audited financial statements; Scope 1 and Scope 2 GHG emissions; and Scope 3 GHG emissions and intensity, if material, or if the registrant has set a GHG emissions reduction target, goal or plan that includes Scope 3 GHG emissions. Although the proposed rule’s ultimate date of effectiveness and the final form and substance of these requirements is not yet known and the ultimate scope and impact on our business is uncertain, compliance with the proposed rule, if finalized, may result in increased legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place strain on our personnel, systems and resources.
The adoption and implementation of regulations that require reporting of greenhouse gases or other climate-related information, or otherwise limit emissions of greenhouse gases from our equipment and operations could require us to incur increased operating costs, including costs to monitor and report on greenhouse gas emissions, install new equipment to reduce emissions of greenhouse gases associated with our operations, acquire emissions allowances or comply with new regulatory requirements. In addition, these regulatory initiatives could drive down demand for our products, stimulating demand for alternative forms of energy that do not rely on combustion of fossil fuels that serve as a major source of greenhouse gas emissions, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. While some new laws and regulations are prompting power producers to shift from coal to natural gas, which has a positive effect on demand, regulatory incentives or requirements to conserve energy, use alternative sources or reduce greenhouse gas emissions in product supply chains could reduce demand for the products we produce.

In December 2015, over 190 countries, including the United States, reached an agreement to reduce global greenhouse gas emissions (the “Paris Agreement”). The Paris Agreement entered into effect in November 2016 after more than 70 nations, including the United States, ratified or otherwise indicated their intent to be bound by the agreement. In 2021, the United States re-joined the Paris Agreement, and publicly announced that it was setting an economy-wide target of reducing U.S. greenhouse gas emissions by 50-52 percent below 2005 levels by 2030. The United States also announced the Global Methane Pledge, a pact that aims to reduce global methane emissions at least 30% below 2020 levels by 2030, including “all feasible reductions” in the energy sector. Since its formal launch at the United Nations Climate Change Conference (“COP26”), over 150 countries have joined the pledge. Furthermore, many state and local leaders have intensified or stated their intent to intensify efforts to support the international climate commitments. Most recently, at the 27th conference of parties, the current administration announced the EPA’s supplemental proposed rule to reduce methane emissions from existing oil and gas sources, and agreed, in conjunction with the European Union and a number of other partner countries, to develop standards for monitoring and reporting methane emissions to help create a market for low methane-intensity natural gas. Various state and local governments have also publicly committed to furthering the goals of the Paris Agreement. To the extent that governmental entities in the United States or other countries implement or impose climate change regulations on the oil and gas industry, it could have an adverse effect on our business.
The Company is committed to responsible energy development, and we recognize stakeholder concerns about climate change. We also understand that regulations and practices aimed at protecting the environment, and specifically reducing greenhouse gas emissions, can affect our business. We consider addressing these issues as part of our risk management process. We have published an updated climate change scenario analysis as a part of our 2022 Corporate Responsibility Report (which covers the year 2021 and is not incorporated by reference into this filing). This report and our corporate responsibility reporting is informed by recommendations from the Task Force on Climate-Related Financial Disclosures framework.
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
Human Capital
We aim to provide a safe, healthy, respectful and fair workplace for all employees. We focus our actions to ensure our people are engaged and have the tools and skills to work safely and to be successful. Human capital management is primarily overseen by the Compensation Committee’s area of risk oversight. Further, the Board’s Health, Safety, Environmental & Corporate Responsibility Committee is tasked with overseeing and discussing workforce safety and community concerns and assessing related risks.
Workplace Culture/Respect, Diversity, and Inclusion. Southwestern is committed to respect in the workplace. We believe that sound, collaborative and respectful relationships among Company employees are essential to achieving and maintaining a high level of productivity and ethical business conduct. All employees are required to participate in a program addressing workplace behavior and respect on an annual basis. We recognize that every person should be treated fairly, and that every employment-related decision should be based on merits and qualifications for a particular job, including capability, performance and reflection of our corporate mission and values. Our policy requires that all decisions regarding recruiting, hiring, training, evaluation, assignment, advancement and termination of employment are made without unlawful discrimination on the basis of race, color, national origin, ancestry, citizenship, sex, sexual orientation, gender identity or expression, religion, age, pregnancy, disability, present military status or veteran status, genetic information, marital status or any other factor that the law protects from employment discrimination. We also seek to advance workplace respect, diversity and inclusion through actively recruiting with key diversity organizations, working to build a diverse and local talent pool by encouraging diversity in science, technology, engineering and math education. During 2022, approximately 87% of our supervisors and above, including officers and executive management, attended Diversity and Inclusiveness training, which is expected to be rolled out to our entire organization during 2023. We intend to continue to support and expand diversity initiatives within our organization.
Our Human Rights Policy, which is consistent with the International Labour Organization’s Declaration on Fundamental Principles and Rights at Work, underscores our commitment to our workforce and extends to vendors and contractors.

Employee Engagement. Our human capital management objectives include identifying, recruiting, training, retaining, incentivizing and integrating our existing and additional employees. Our employee development programs aim to provide Company employees with the right tools, training and resources to be successful. We offer a range of development solutions targeted at meeting individual employees’ needs, including technical and non-technical training programs. We also measure employee engagement and enablement through a bi-annual survey, which is administered by a third-party vendor, and then work to create and implement an action plan based on feedback from the survey.
We aim to offer and maintain market competitive compensation and benefit programs for all of our employees in order to attract and retain superior and diverse talent. Compensation is based on several primary factors, including performance, skills, years of experience, time in position and market data.
Employee Health and Safety. We are focused on minimizing the risk of workplace incidents and preparing for emergencies, and strive to comply with all applicable occupational health and safety laws and regulations. Our leaders, including senior management, are evaluated in part on and held accountable for the HSE performance of their teams. HSE considerations are important factors in our business decisions, and we work to foster a true “ONE Team” culture, where our employees and contractors work together to uphold the same high safety standards. Our safety management approach is also articulated for all employees and contractors in our HSE Handbook, and we require employee training on the handbook and signed acknowledgment of the understanding of an agreement to follow handbook content. We provide a wide range of HSE training to fortify our safety culture, including hands-on Safety Leadership Training and our Training Assurance Program, which is a required HSE training program for all our contractors and employees working in the field. We use a robust incident management system database to track, analyze, report and follow up on HSE incidents. The goal of our incident management program is to identify trends and hazards to avoid incidents before they happen. We aim to analyze recordable incidents by type so that we can determine the most common incident types and develop targeted training.
As of December 31, 2022, we had 1,118 total employees, a 19% increase compared to year-end 2021. None of our employees were covered by a collective bargaining agreement at year-end 2022. We believe that our relationships with our employees are good.
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

Executive Officers of the Registrant
The following table shows certain information as of February 21, 2023 about our executive officers, as defined in Rule 3b-7 of the Securities Exchange Act of 1934:

Name	Age	Officer Position
William J. Way	63	President and Chief Executive Officer
Carl F. Giesler, Jr.	51	Executive Vice President and Chief Financial Officer
Clayton A. Carrell	57	Executive Vice President and Chief Operating Officer
Derek W. Cutright	45	Senior Vice President – Division Head
John P. Kelly	52	Senior Vice President – Division Head
Andy Huggins	42	Senior Vice President – Haynesville
Quentin Dyson	53	Senior Vice President – Operations Services
Chris Lacy	45	Vice President, General Counsel and Secretary
Carina Gillenwater	47	Vice President – Human Resources
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
For example, in 2022 and 2021, the NYMEX settlement price for natural gas ranged from a low of $2.47 per MMBtu in January 2021 to a high of $9.35 per MMBtu in September 2022, and during these periods our production was 82% and 88% natural gas, respectively. Although we hedge a large portion of our production against changing prices, derivatives do not protect all our future volumes, may result in our forgoing profit opportunities if markets rise and, for NGLs, are not always available for substantial periods into the future. In 2022, we paid $5,283 million, net of amounts we received, in settlement of hedging arrangements due to increased commodity pricing.
Lower natural gas, oil and NGL prices directly reduce our revenues and thus our operating income and cash flow. Lower prices also reduce the projected profitability of further drilling and therefore are likely to reduce our drilling activity, which in turn means we will have fewer wells on production in the future. Lower prices also reduce the value of our assets, both by a direct reduction in what the production would be worth and by making some properties uneconomic, resulting in non-cash impairments to the recorded value of our reserves and non-cash charges to earnings. For example, in 2020, we reported non-cash impairment charges on our natural gas and oil properties totaling $2,825 million, primarily resulting from decreases in trailing 12-month average first-day-of-the-month natural gas prices throughout 2020, as compared to 2019. Although general commodity prices increased in 2022, further non-cash impairments in future periods could occur if the trailing 12-month commodity prices decrease as compared to the average used in prior periods.
As of December 31, 2022, we had $4.4 billion of debt outstanding, consisting principally of senior notes maturing in various increments from 2025 to 2032 and $250 million of borrowings under our 2022 credit facility (defined below), which matures in 2027. At current commodity price levels, our net cash flow from operations is substantially higher than our interest obligations under this debt, but significant drops in realized prices could affect our ability to pay our current obligations or refinance our debt as it becomes due.
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
Our activities require substantial capital investment, not only to expand revenues but also because production from existing wells and thus revenues decline each year. We intend to fund our future capital investing through net cash flows from operations, net of changes in working capital. Our ability to generate operating cash flow is subject to many of the risks and uncertainties that exist in our industry, some of which we may not be able to anticipate at this time. Future cash flows from operations are subject to a number of risks and variables, such as the level of production from existing wells, prices of natural gas, oil and NGLs, our success in developing and producing new reserves and the other risk factors discussed herein. If we are unable to fund capital investing, we could experience a further reduction in drilling new wells, acquiring new acreage and a loss of existing leased acreage, resulting in a decline in our cash flow from operations and natural gas, oil and NGL production and reserves.
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
We have entered into gathering agreements in producing areas and multiple long-term firm transportation agreements relating to natural gas volumes from all our producing areas. As of December 31, 2022, our aggregate demand charge commitments under these firm transportation agreements and gathering agreements were approximately $10.4 billion. If our development programs fail to produce sufficient quantities of natural gas and ethane to fill the contracted capacity within expected timeframes, we would be required to pay demand or other charges for transportation on pipelines and gathering systems for capacity that we would not be fully utilizing. In those situations, which have occurred on a small scale at various times, we endeavor to sell or transfer that capacity to others or fill the excess capacity with production purchased from third parties. There can be no assurance that these measures will recoup the full cost of the unused transportation.
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
Approximately 52,861 and 8,823 net acres of our Appalachia and Haynesville acreage, respectively, will expire in the next three years if we do not drill successful wells to develop the acreage or otherwise take action to extend the leases. Our ability to drill wells depends on a number of factors, including certain factors that are beyond our control, such as the ability to obtain permits on a timely basis or to compel landowners or lease holders on adjacent properties to cooperate. Further, we may not have sufficient capital to drill all the wells necessary to hold the acreage without increasing our debt levels, or given price projections at the time, drilling may not be projected to achieve a sufficient return or be judged to be the best use of our capital. To the extent we do not drill the wells, our rights to acreage can be lost.
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
A large portion of our producing properties currently are geographically concentrated in the Appalachian basin in Pennsylvania, West Virginia and Ohio. At December 31, 2022, approximately 72% of our total estimated proved reserves were attributable to properties located in the Appalachian basin. As a result, we may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, state and local politics, processing or transportation capacity constraints, market limitations, availability of equipment and personnel, water shortages or interruption of the processing or transportation of natural gas, oil or NGLs.
Many of our business operations depend on activities performed by third parties. Changes to availability, costs and performance of personnel, products and services provided by third parties could adversely impact our business and financial condition.
We rely on third-party service providers to provide compression related services and to perform necessary drilling and completion, and other related operations. The ability of third-party service providers to perform such operations will depend on those service providers' ability to compete for, train, and retain qualified personnel as well as their financial condition, economic performance and ability to access capital, which in turn will depend upon the supply and demand for natural gas, oil and NGLs, prevailing economic conditions, and financial, business and other factors. These third-party service providers are also subject to various laws and regulations that could impose regulatory action that limits or suspends their ability to operate. The failure of a third-party service provider to adequately perform operations or comply with applicable laws and regulations could delay drilling or completion or reduce production from the property and adversely affect our financial condition and results of operations.
Changes to the ability of our customers to receive our products or meet their financial, performance and other obligations to us could adversely impact our business and financial condition.
In addition to credit risk related to receivables from commodity derivative contracts, our principal exposures to credit risk are through receivables resulting from the sale of our natural gas, oil and NGL production that we market to energy companies, end users and refineries ($1,231 million as of December 31, 2022). We are also subject to credit risk due to concentration of receivables with several significant customers. The largest purchaser of our products during the year ended December 31, 2022 accounted for approximately 17% of our product revenues. We do not require all of our customers to post collateral. The inability or failure of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial condition.
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
At December 31, 2022, we had substantial amounts of net operating loss carryforwards (“NOLs”) and other attributes for U.S. federal and state income tax purposes. Due to the issuance of common stock in 2021 associated with the Indigo Merger, we incurred a cumulative ownership change under Sections 382 and 383 of the Internal Revenue Code (“Code”), and as such, our NOLs and other attributes prior to the acquisition are subject to an annual limitation under Section 382 of the Code of approximately $48 million. The ownership change and resulting annual limitation will result in the expiration of NOLs or other tax attributes otherwise available. At December 31, 2022, we had approximately $4 billion of federal NOL, of which approximately $3 billion have an expiration date between 2035 and 2037 and $1 billion have an indefinite carryforward life. We currently estimate that approximately $2 billion of these federal NOLs will expire before they are able to be used. If a subsequent ownership change were to occur as a result of future transactions in our common stock, our use of remaining U.S. tax attributes may be further limited.
We may experience adverse or unforeseen tax consequences due to further developments affecting our deferred tax assets which could significantly affect our results of operations.
Deferred tax assets, including NOLs, represent future savings of taxes that would otherwise be paid in cash. As discussed above, at December 31, 2022, we had substantial amounts of NOLs for U.S. federal and state income tax purposes. Our ability to utilize our deferred tax assets is dependent on the amount of future pre-tax income that we are able to generate through our operations or sale of assets and the applicable U.S. federal income tax and foreign tax laws. If management concludes that it is more likely than not that some or all of the benefit from the deferred tax assets will not be realized, a valuation allowance will be recognized in the period that this conclusion is reached.
A cyber incident could result in information theft, data corruption, operational disruption and/or financial loss.
Our business has become increasingly dependent on digital technologies to conduct day-to-day operations, including certain development, exploration and production activities as well as processing of revenues and payments. We depend on digital technology, including information systems and related infrastructure as well as cloud applications and services, to process and record financial and operating data, analyze seismic and drilling information, conduct reservoir modeling and reserves estimation, communicate with employees and business associates, perform compliance reporting and in many other activities related to our business. Our vendors, service providers, purchasers of our production and financial institutions are also dependent on digital technology.
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
The physical effects of adverse weather conditions, such as increased frequency and severity of droughts, storms, floods and other climatic events, could adversely affect or delay demand for our products or cause us to incur significant costs in preparing for, or responding to, the effects of climatic events themselves. Potential adverse effects could include disruption of our production activities, including, for example, damages to our facilities from winds or floods, increases in our costs of operation or reductions in the efficiency of our operations, reducing the availability of electrical power, road accessibility, and transportation facilities, impacts on our personnel, supply chain, distribution chain or customers, as well as potentially increased costs for insurance coverages in the aftermath of such effects. Energy demand could increase or decrease as a result of extreme weather conditions depending on the duration and magnitude of the climatic event. Increased energy demand due to weather changes may require us to invest in additional equipment to serve increased demand. A decrease in energy use due to weather changes may affect our financial condition through decreased revenues. Such impacts may be proportionately more severe given the geographical concentration of our operations. Any one of these factors has the potential to have a material adverse effect on our business, financial condition, results of operations, and cash flow. Our ability to mitigate the physical impacts of adverse weather conditions depends in part upon our disaster preparedness and response along with our business continuity planning.
Negative public perception regarding us and/or our industry and increasing scrutiny of ESG matters could have an adverse effect on our business, financial condition and results of operations and damage our reputation.
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

Further, our operations, projects and growth opportunities require us to have strong relationships with various key stakeholders, including our shareholders, employees, suppliers, customers, local communities and others. We may face pressures from stakeholders, many of whom are increasingly focused on climate change, to prioritize sustainable energy practices, reduce our carbon footprint and promote sustainability while at the same time remaining a successfully operating public company. If we do not successfully manage expectations across these varied stakeholder interests, it could erode our stakeholder trust and thereby affect our brand and reputation. Such erosion of confidence could negatively impact our business through decreased demand and growth opportunities, delays in projects, increased legal action and regulatory oversight, adverse press coverage and other adverse public statements, difficulty hiring and retaining top talent, difficulty obtaining necessary approvals and permits from governments and regulatory agencies on a timely basis and on acceptable terms and difficulty securing investors and access to capital.
Moreover, while we create and publish voluntary disclosures regarding ESG matters from time to time, some of the statements in those voluntary disclosures may be based on hypothetical expectations and assumptions that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring and reporting on many ESG matters. In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings could lead to increased negative investor sentiment toward us and our industry and to the diversion of investment to other industries, which could have a negative impact on our stock price and our access to and costs of capital. In addition, failure or a perception (whether or not valid) of failure to implement our ESG strategy or achieve sustainability goals, and targets we have to set, could damage our reputation, causing our investors or consumers to lose confidence in our Company and brands, and negatively impact our operations. Our continuing efforts to research, establish, accomplish and accurately report on the implementation of our ESG strategy, including any ESG goals, may also create additional operational risks and expenses and expose us to reputational, legal and other risks.
Developments related to climate change may have a material and adverse effect on us.
Governmental and regulatory bodies, investors, consumers, industry and other stakeholders have been increasingly focused on combatting the effects of climate change. This focus, together with changes in consumer and industrial/commercial behavior, preferences and attitudes with respect to the generation and consumption of energy, petroleum products and the use of products manufactured with, or powered by, petroleum products, may in the long-term result in (i) the enactment of climate change-related regulations, policies and initiatives (at the government, regulator, corporate and/or investor community levels), including alternative energy requirements, new fuel consumption standards, energy conservation and emissions reductions measures and responsible energy development, (ii) technological advances with respect to the generation, transmission, storage and consumption of energy (e.g., wind, solar and hydrogen power, smart grid technology and battery technology, increasing efficiency) and (iii) increased availability of, and increased consumer and industrial/commercial demand for, alternative energy sources and products manufactured with, or powered by, alternative energy sources (e.g., electric vehicles and renewable residential and commercial power supplies). These developments may in the future adversely affect the demand for products manufactured with, or powered by, petroleum products and the demand for, and in turn the prices of, the natural gas, crude oil, and NGLs that we sell. Such developments may also adversely impact, among other things, the availability to us of necessary third-party services and facilities that we rely on, which may increase our operational costs and adversely affect our ability to successfully carry out our business strategy. Climate change-related developments may impact the market prices of or our access to raw materials such as energy and water and therefore result in increased costs to our business. For further discussion regarding the impact of commodity prices (including fluctuations in commodity prices) on our financial condition, cash flows and results of operations, see the risk factor entitled “Natural gas, oil and NGL prices and basis differentials greatly affect our revenues and thus profits, liquidity, growth, ability to repay our debt and the value of our assets.”
Further, climate change-related developments may result in negative perceptions of the traditional oil and gas industry and, in turn, reputational risks, including perceptions regarding the sufficiency of our ESG program associated with exploration and production activities. Such negative perceptions and reputational risks may in the future adversely affect our ability to successfully carry out our business strategy, for example, by adversely affecting the availability and cost to us of capital. There have been efforts in recent years, for example, to influence the investment community, including investment advisors, insurance companies, and certain sovereign wealth, pension and endowment funds and other groups, by promoting divestment of fossil fuel equities and pressuring lenders to limit funding and insurance underwriters to limit coverages to companies engaged in the extraction of fossil fuel reserves. Financial institutions may elect in the future to shift some or all of their investment into non-fossil fuel related sectors. There is also a risk that financial institutions may be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. Certain investment banks and asset managers based both domestically and internationally have announced that they are adopting climate change guidelines for their banking and investing activities.

Institutional lenders who provide financing to energy companies have also become more attentive to sustainable lending practices, and some may elect not to provide traditional energy producers or companies that support such producers with funding. Ultimately, the foregoing factors could make it more difficult to secure funding for exploration and production activities or adversely impact the cost of capital for both us and our customers, and could thereby adversely affect the demand and price of our securities. Limitation of investments in and financings for energy companies could also result in the restriction, delay or cancellation of infrastructure projects and energy production activities. For further discussion of the potential impact of such risks on our financial condition, cash flows and results of operations, see the discussion below in this section and in the section below entitled “Risks Related to our Business”.
In addition, the enactment of climate change-related regulations, policies and initiatives (at the government, corporate and/or investor community levels) may in the future result in increases in our compliance costs and other operating costs and have other adverse effects (e.g., greater potential for governmental investigations or litigation). For further discussion regarding the risks to us of climate change-related regulations, policies and initiatives, see the discussion below in the section entitled “Risks Related to Governmental Regulation”.
Furthermore, claims have been made against certain energy companies alleging that greenhouse gas emissions from oil and natural gas operations constitute a public nuisance under federal and/or state common law, or alleging that the companies have been aware of the adverse effects of climate change for some time but failed to adequately disclose such impacts to their investors or customers. As a result, private individuals or public entities may seek to enforce environmental laws and regulations against us and could allege personal injury, property damages or other liabilities. While our business is not a party to any such litigation, we could be named in actions making similar allegations. An unfavorable ruling in any such case could significantly impact our operations and could have an adverse impact on our financial condition.
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
We endeavor to create value for our stockholders on a per share basis. From time to time we have issued stock to raise capital for our business or as consideration for acquisitions. We also issue restricted stock, options and performance share units to our employees and directors as part of their compensation. In addition, we may issue additional shares of common stock, additional notes or other securities or debt convertible into common stock, to extend maturities or fund capital expenditures. If we issue additional shares of our common stock in the future, it may have a dilutive effect on our current outstanding stockholders.
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

A pandemic, such as COVID-19, may negatively affect our business, operating results and financial condition.
As a result of a pandemic, such as COVID-19, we may experience in the future, among other things, a reduction in demand for natural gas, oil, NGLs and other products derived therefrom, and may experience in the future reduced availability of personnel, equipment and services critical to our ability to operate our properties, which could in the future adversely impact, our business, results of operations and overall financial performance.
Risks Related to our Indebtedness and Financing Abilities
A downgrade in our credit rating could negatively impact our cost of and ability to access capital and our liquidity.
Actual or anticipated changes or downgrades in our credit ratings, including any announcement that our ratings are under review for a downgrade, could impact our ability to access debt markets in the future to refinance existing debt or obtain additional funds, affect the market value of our senior notes and increase our borrowing costs. Such ratings are limited in scope, and do not address all material risks relating to us, but rather reflect only the view of each rating agency of the likelihood we will be able to repay our debt at the time the rating is issued. An explanation of the significance of each rating may be obtained from the applicable rating agency. As of February 21, 2023, our long-term issuer ratings were Ba1 by Moody’s, BB+ by Standard and Poor’s and BB+ by Fitch Investor Services. There can be no assurance that such credit ratings will remain in effect for any given period of time or that such ratings will not be lowered, suspended or withdrawn entirely by the rating agencies, if, in each rating agency’s judgment, circumstances so warrant.
Actual downgrades in our credit ratings may also impact our interest costs and liquidity. The interest rates under certain of our senior notes increases as credit ratings fall. Many of our existing commercial contracts contain, and future commercial contracts may contain, provisions permitting the counterparty to require increased security upon the occurrence of a downgrade in our credit rating. Providing additional security, such as posting letters of credit, could reduce our available cash or our liquidity under our 2022 credit facility for other purposes. We had $110 million of letters of credit outstanding at December 31, 2022. The amount of additional financial assurance would depend on the severity of the downgrade from the credit rating agencies, and a downgrade could result in a decrease in our liquidity.
Our current and future levels of indebtedness may adversely affect our results and limit our growth.
At December 31, 2022, we had total indebtedness of $4.4 billion. The terms of the indentures governing our outstanding senior notes, our credit facilities, and the lease agreements relating to our drilling rigs, other equipment and headquarters building, which we collectively refer to as our “financing agreements,” impose restrictions on our ability and, in some cases, the ability of our subsidiaries to take a number of actions that we may otherwise desire to take, which may include, without limitation, one or more of the following:
•incurring additional debt;
•redeeming stock or redeeming certain debt;
•making certain investments;
•creating liens on our assets; and
•selling assets.
The revolving credit facility we entered into in April 2022, as amended (our “2022 credit facility”), contains customary representations, warranties and covenants including, among others, the following covenants:
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
As of December 31, 2022, we were in compliance with all of the covenants of our 2022 credit facility. Our ability to comply with these financial covenants depends in part on the success of our development program and upon factors beyond our control, such as the market prices for natural gas, oil and NGLs.
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
Any significant reduction in the borrowing base under our 2022 credit facility may negatively impact our ability to fund our operations, and we may not have sufficient funds to repay borrowings under our 2022 credit facility if required as a result of a borrowing base redetermination.
The amount we may borrow under our 2022 credit facility is capped at the lower of the total of our bank commitments and a “borrowing base” determined from time to time by the lenders based on our reserves, market conditions and other factors. As of December 31, 2022, the borrowing base was reaffirmed at $3.5 billion in September 2022, and total aggregate commitments were comprised of elected five-year revolving commitments of $2.0 billion (the “Five-Year Tranche”) and elected short-term commitments of $500 million (the “Short-Term Tranche”). The borrowing base is subject to scheduled semiannual and other elective collateral borrowing base redeterminations based on our natural gas, oil and NGL reserves and other factors. As of December 31, 2022, we had $250 million of outstanding borrowings under the Five-Year Tranche and no borrowings under the Short-Term Tranche. We do not anticipate borrowing under the Short-Term Tranche. As of December 31, 2022, we had $110 million of letters of credit issued under the 2022 credit facility and unused borrowing capacity was approximately $2.1 billion which exceeds our currently modeled needs. Any significant reduction in our borrowing base as a result of borrowing base redeterminations or otherwise may negatively impact our liquidity and our ability to fund our operations and, as a result, may have a material adverse effect on our financial position, results of operation and cash flow. Further, if the outstanding borrowings under our 2022 credit facility were to exceed the borrowing base as a result of any such redetermination or other reasons, we would be required to repay the excess within a brief period. We may not have sufficient funds to make such repayments. If we do not have sufficient funds and we are otherwise unable to negotiate renewals of our borrowings or arrange new financing, we may have to sell significant assets. Any such sale could have a material adverse effect on our business and financial results.
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
In response to findings regarding the potential impact of emissions of carbon dioxide, methane and other greenhouse gases on human health and the environment, the EPA has adopted regulations under existing provisions of the federal Clean Air Act that, among other things, establish Prevention of Significant Deterioration, or PSD, construction and Title V operating permit reviews for certain large stationary sources. Facilities required to obtain PSD permits for their greenhouse gas emissions also will be required to meet “best available control technology” standards that will be established on a case-by-case basis. EPA rulemakings related to greenhouse gas emissions could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified sources.
The EPA also has adopted rules requiring the monitoring and reporting of greenhouse gas emissions from specified onshore and offshore natural gas and oil production sources in the United States on an annual basis, which include certain of our operations. In June 2016, the EPA finalized regulations establishing NSPS, known as Subpart OOOOa, for methane and volatile organic compounds from new and modified oil and natural gas production and natural gas processing and transmission facilities. In September 2020, the EPA finalized two sets of amendments to the 2016 Subpart OOOOa standards. The first, known as the 2020 Technical Rule, reduced the 2016 rule's fugitive emissions monitoring requirements and expanded exceptions to pneumatic pump requirements, among other changes. The second, known as the 2020 Policy Rule, rescinded the methane-specific requirements for certain oil and natural gas sources in the production and processing segments. On January 20, 2021, the current administration issued an Executive Order directing the EPA to rescind the 2020 Technical Rule by September 2021 and consider revising the 2020 Policy Rule. On June 30, 2021, the current administration signed a Congressional Review Act (“CRA”) resolution passed by Congress that revoked the 2020 Policy Rule. The CRA resolution did not address the 2020 Technical Rule.
Further, on November 15, 2021, the EPA issued a proposed rule intended to reduce methane emissions from new and existing oil and gas sources. The proposed rule would make the existing regulations in Subpart OOOOa more stringent and create a Subpart OOOOb to expand reduction requirements for new, modified, and reconstructed oil and gas sources, including standards focusing on certain source types that have never been regulated under the Clean Air Act (including intermittent vent pneumatic controllers, associated gas, and liquids unloading facilities). In addition, the proposed rule would establish “Emissions Guidelines,” creating a Subpart OOOOc that would require states to develop plans to reduce methane emissions from existing sources that must be at least as effective as presumptive standards set by the EPA. Under the proposed rule, states would have three years to develop their compliance plan for existing sources and the regulations for new sources would take effect immediately upon issuance of a final rule. On November 11, 2022, the EPA issued a proposed rule supplementing the November 2021 proposed rule. Among other things, the November 2022 supplemental rule removes an emissions monitoring exemption for small wellhead-only sites and creates a new third-party monitoring program to flag large emissions events, referred to in the proposed rule as “super emitters”. The EPA is expected to issue a final rule by May 2023. As a result of these regulatory changes, the scope of any final methane regulations or the costs for complying with federal methane regulations are uncertain.
In recent years, the U.S. Congress has considered legislation to reduce emissions of greenhouse gases, including methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of natural gas. It presently appears unlikely that comprehensive climate legislation will be passed by either house of Congress in the near future, although energy legislation and other regulatory initiatives have been proposed that are relevant to greenhouse gas emissions issues. For example, the Inflation Reduction Act of 2022, which appropriates significant funding for renewable energy initiatives and, for the first time ever, imposes a fee on greenhouse gas emissions from certain facilities, was signed into law in August 2022. Moreover, the current administration has highlighted addressing climate change as a priority of his administration and has issued several Executive Orders addressing climate change. In addition, a number of states, including states in which we operate, have enacted or passed measures to track and reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and regional greenhouse gas cap-and-trade programs. Most of these cap-and-trade programs require major sources of emissions or major producers of fuels to acquire and surrender emission allowances, with the number of allowances available for purchase reduced each year until the overall greenhouse gas emission reduction goal is achieved. These reductions may cause the cost of allowances to escalate significantly over time.
The adoption and implementation of regulations that require reporting of greenhouse gases or other climate-related information (such as the SEC’s “Proposed Rules to Enhance and Standardize Climate-Related Disclosures for Investors,” discussed below), or otherwise seek to limit emissions of greenhouse gases from our equipment and operations could require us to incur increased operating costs, including costs to monitor and report on greenhouse gas emissions, install new equipment to reduce emissions of greenhouse gases associated with our operations, acquire emissions allowances or comply with new regulatory requirements. In addition, these regulatory initiatives could drive down demand for our products, stimulating demand for alternative forms of energy that do not rely on combustion of fossil fuels that serve as a major source of greenhouse gas emissions, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. While some new laws and regulations are prompting power producers to shift from coal to natural gas, which has a positive effect on demand, regulatory incentives or requirements to conserve energy, use alternative sources or reduce greenhouse gas emissions in product supply chains could reduce demand for the products we produce.
Additionally, the SEC issued a proposed rule in March 2022 that would mandate extensive disclosure of climate-related data, risks, and opportunities, including financial impacts, physical and transition risks, related governance and strategy, and GHG emissions, for certain public companies. We cannot predict the costs of implementation or any potential adverse impacts resulting from the rulemaking. To the extent this rulemaking is finalized as proposed, we could incur increased costs relating to the assessment and disclosure of climate-related risks. We may also face increased litigation risks related to disclosures made pursuant to the rule if finalized as proposed. In addition, enhanced climate disclosure requirements could accelerate the trend of certain stakeholders and lenders restricting or seeking more stringent conditions with respect to their investments in certain carbon-intensive sectors.
In December 2015, over 190 countries, including the United States, reached an agreement to reduce global greenhouse gas emissions. The Paris Agreement was entered into in November 2016 after more than 70 nations, including the United States, ratified or otherwise indicated their intent to be bound by the agreement. In 2021, the United States rejoined the Paris Agreement and announced that it was setting an economy-wide target of reducing U.S. greenhouse gas emissions by 50-52 percent below 2005 levels by 2030. The United States also publicly announced the Global Methane Pledge, a pact that aims to reduce global methane emissions at least 30% below 2020 levels by 2030. Since its formal launch at the United Nations Climate Change Conference (COP26), over 150 countries have joined the pledge. Furthermore, many state and local leaders have intensified or stated their intent to intensify efforts to support the international climate commitments. Most recently, at the 27th conference of parties, the current administration announced the EPA’s supplemental proposed rule to reduce methane emissions from existing oil and gas sources, and agreed, in conjunction with the European Union and a number of other partner countries, to develop standards for monitoring and reporting methane emissions to help create a market for low methane-intensity natural gas. Various state and local governments have also publicly committed to furthering the goals of the Paris Agreement. To the extent that governmental entities in the United States or other countries implement or impose climate change regulations on the oil and natural gas industry, or that investors insist on compliance regardless of legal requirements, it could have an adverse effect on our business.
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
The market price of the common stock could be volatile, and holders of common stock may not be able to resell their common stock at or above the price at which they acquired such securities due to fluctuations in the market price of common stock. The stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of the common stock. Specific factors that may have a significant effect on the market price for our common stock include:
•general economic conditions within the U.S. and internationally, including inflationary pressures and changes in interest rates;
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
•future mergers and acquisitions, divestitures, joint ventures or similar strategic alliances;
•market conditions in the energy industry;
•changes in government regulation, taxes, legal proceedings or other developments;
•shortfalls in our operating results from levels forecasted by securities analysts;
•investor sentiment toward the stock of oil and gas companies;
•changes in revenue or earnings estimates, or changes in recommendations by equity research analysts;
•failure to achieve the perceived benefits of the acquisitions, including financial results and anticipated synergies, as rapidly as or to the extent anticipated by financial or industry analysts;
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
Our business may be negatively impacted by adverse economic conditions or future disruptions in global financial markets. Included among these potential negative impacts are reduced energy demand and lower commodity prices, including due to the impact of pandemics like COVID-19, increased difficulty in collecting amounts owed to us by our customers and reduced access to credit markets. Our ability to access the capital markets may be restricted at a time when we would like, or need, to raise financing. If financing is not available when needed, or is available only on unfavorable terms, we may be unable to implement our business plans or otherwise take advantage of business opportunities or respond to competitive pressures. Historically, the United States and global economies and financial systems have experienced extreme volatility in prices of equity and debt securities, periods of diminished liquidity and credit availability, inability to access capital markets, the bankruptcy, failure, collapse, or sale of financial institutions, inflation, and an unprecedented level of intervention by the United States federal government and other governments. Weakness or uncertainty in the United States economy or other large economies could materially adversely affect our business and financial condition.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2.  PROPERTIES
The summary of our oil and natural gas reserves as of fiscal year-end 2022 based on average fiscal-year prices, as required by Item 1202 of Regulation S-K, is included in the table headed “2022 Proved Reserves by Category and Summary Operating Data” in “Business – Exploration and Production – Our Proved Reserves” in Item 1 of this Annual Report and incorporated by reference into this Item 2.
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

The information regarding natural gas and oil properties, wells, operations and acreage required by Item 1208 of Regulation S-K is set forth below:
Leasehold acreage as of December 31, 2022
The following table sets forth our gross and net developed and undeveloped natural gas and oil leasehold and fee mineral acreage as of December 31, 2022. Gross acres are the total number of acres in which we own a working interest. Net acres refer to gross acres multiplied by our fractional working interest.

	Undeveloped		Developed		Total
	Gross	Net	Gross	Net	Gross	Net
Appalachia	612,684	461,277	362,842	304,371	975,526	765,648
Haynesville	56,550	42,885	320,663	242,705	377,213	285,590
Other:
US – Other Exploration	—	—	5,034	2,263	5,034	2,263
Total US	669,234	504,162	688,539	549,339	1,357,773	1,053,501
Canada – New Brunswick (1)	2,518,519	2,518,519	—	—	2,518,519	2,518,519
	3,187,753	3,022,681	688,539	549,339	3,876,292	3,572,020
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
Lease Expirations
The following table summarizes the leasehold acreage expiring over the next three years, assuming successful wells are not drilled to develop the acreage and leases are not extended:

	For the years ended December 31,
Net acreage expiring:	2023	2024	2025
Appalachia (1)	24,595	14,484	13,782
Haynesville	3,467	3,456	1,900
Other:
US – Other Exploration	—	—	—
Canada – New Brunswick (2)	—	—	—
(1)The leasehold acreage expiring includes 14,797 net acres in 2023, 5,564 net acres in 2024 and 4,423 net acres in 2025 can be extended for an average of three to five years.
(2)Exploration licenses were extended through March 2026 but have been subject to a moratorium since 2015. We fully impaired our investment in New Brunswick in 2016. Unless and until the moratorium is lifted, we will not be able to develop these assets.
Producing wells as of December 31, 2022

	Natural Gas		Oil		Total		Gross Wells Operated
	Gross	Net	Gross	Net	Gross	Net
Appalachia	1,804	1,427.6	6	0.5	1,810	1,428.1	1,575
Haynesville	1,124	721.6	—	—	1,124	721.6	748
	2,928	2,149.2	6	0.5	2,934	2,149.7	2,323

The information regarding drilling and other exploratory and development activities required by Item 1205 of Regulation S-K is set forth below:

	Development
	Productive Wells		Dry Wells		Total
Year	Gross	Net	Gross	Net	Gross	Net
2022
Appalachia	63.0	54.2	—	—	63.0	54.2
Haynesville (1)	70.0	63.5	—	—	70.0	63.5
Total	133.0	117.7	—	—	133.0	117.7
2021
Appalachia	78.0	74.8	—	—	78.0	74.8
Haynesville (1)	15.0	14.5	—	—	15.0	14.5
Total	93.0	89.3	—	—	93.0	89.3
2020
Appalachia	100.0	89.0	—	—	100.0	89.0
Haynesville (1)	—	—	—	—	—	—
Total	100.0	89.0	—	—	100.0	89.0
(1)The Haynesville E&P assets were acquired through the Indigo Merger and GEPH Merger in September 2021 and December 2021, respectively.

The Company drilled no exploratory wells (productive or dry) in any of its areas of operation during the three years ended December 31, 2022.
The following table presents the information regarding our present activities required by Item 1206 of Regulation S-K:
Wells in progress as of December 31, 2022

Drilling:	Gross	Net
Appalachia	9.0	8.3
Haynesville	8.0	7.4
Total	17.0	15.7
Completing:
Appalachia	24.0	20.3
Haynesville	28.0	25.3
Total	52.0	45.6
Drilling & Completing:
Appalachia	33.0	28.6
Haynesville	36.0	32.7
Total	69.0	61.3

The information regarding oil and gas production, production prices and production costs required by Item 1204 of Regulation S-K is set forth below:
Production, Average Sales Price and Average Production Cost

	For the years ended December 31,
	2022	2021	2020
Natural Gas
Production (Bcf):
Appalachia	841	883	694
Haynesville (1)	679	132	—
Total	1,520	1,015	694

Average realized gas price, excluding derivatives ($/Mcf):
Appalachia	$5.75	$3.03	$1.34
Haynesville (1)	$6.27	$5.18	$—
Total	$5.98	$3.31	$1.34

Average realized gas price, including derivatives ($/Mcf):	$2.79	$2.28	$1.70

Oil
Production (MBbls):
Appalachia	4,967	6,567	5,124
Haynesville (1)	20	8	—
Other	6	35	17
Total	4,993	6,610	5,141

Average realized oil price, excluding derivatives ($/Bbl):
Appalachia	$86.92	$58.82	$29.18
Haynesville (1)	$94.68	$62.54	$—
Other	$86.05	$55.29	$37.24
Total	$86.95	$58.80	$29.20

Average realized oil price, including derivatives ($/Bbl):	$50.83	$40.48	$46.91

NGL
Production (MBbls):
Appalachia	30,445	30,936	25,923
Other	1	4	4
Total	30,446	30,940	25,927

Average realized NGL price, excluding derivatives ($/Bbl):
Appalachia	$34.35	$28.72	$10.24
Other	$—	$40.98	$11.50
Total	$34.35	$28.72	$10.24

Average realized NGL price, including derivatives ($/Bbl)	$26.52	$18.20	$11.15
(1)The Haynesville E&P assets were acquired through the Indigo Merger and GEPH Merger in September 2021 and December 2021, respectively.

	For the years ended December 31,
	2022	2021	2020
Total Production by Area (Bcfe)
Appalachia	1,054	1,108	880
Haynesville (1)	679	132	—
Total	1,733	1,240	880

Total Production by Formation (Bcfe)
Marcellus Shale	891	943	858
Utica Shale	166	164	22
Haynesville Shale (1)	411	100	—
Bossier Shale (1)	262	32	—
Other	3	1	—
Total	1,733	1,240	880

Lease Operating Expense
Cost per Mcfe, excluding ad valorem and severance taxes:
Appalachia	$1.06	$0.95	$0.93
Haynesville (1)	$0.87	$0.88	$—
Total	$0.98	$0.95	$0.93
(1)The Haynesville E&P assets were acquired through the Indigo Merger and GEPH Merger in September 2021 and December 2021, respectively.
During 2022, we were required to file Form 23, “Annual Survey of Domestic Oil and Gas Reserves,” with the U.S. Department of Energy. The basis for reporting reserves on Form 23 is not comparable to the reserve data included in “Supplemental Oil and Gas Disclosures” in Item 8 of Part II of this Annual Report. The primary differences are that Form 23 reports gross reserves, including the royalty owners’ share, and includes reserves for only those properties of which we are the operator.
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
Not applicable.
PART II
ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the NYSE under the symbol “SWN.” On February 21, 2023, the closing price of our common stock was $4.83 and we had 1,865 stockholders of record.
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
Information required by Item 5 of Part II with respect to equity compensation plans will be included under the caption Equity Compensation Plans in our Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before May 1, 2023, and is incorporated herein by reference.
Issuer Purchases of Equity Securities
In 2022, we initiated a share repurchase program which authorized us to repurchase up to $1 billion of our common stock through December 31, 2023. For the year ended December 31, 2022, we repurchased 17,261,469 of our outstanding common stock for approximately $125 million at an average price of $7.24 per share.
The table below sets forth information with respect to purchases of our common stock made by us or on our behalf during the quarter ended December 31, 2022:

Period	Total number of shares purchased	Average price paid per share (1)		Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
October 1, 2022 - October 31, 2022	—	$—		—	N/A
November 1, 2022 - November 30, 2022	3,647,774	$6.85		3,647,774	$875,000,018
December 1, 2022 - December 31, 2022	—	$—		—	N/A
Total	3,647,774	$6.85	(3)	3,647,774
(1)Excludes fees, commissions and other expenses associated with the share repurchases.
(2)In June 2022, we announced that our Board of Directors authorized a share repurchase program that allows us to repurchase up to $1 billion of outstanding common stock, beginning on the date of such announcement and continuing through and including December 31, 2023.
(3)Represents the average purchase price per share for the three months ended December 31, 2022.
Recent Sales of Unregistered Equity Securities
None.

STOCK PERFORMANCE GRAPH
The following graph compares, for the last five years, the performance of our common stock to the S&P 500 Index and the S&P Oil and Gas Exploration and Production Select Industry Index. The chart assumes that the value of the investment in our common stock and each index was $100 at December 31, 2017 and that all dividends were reinvested. The stock performance shown on the graph below is not indicative of future price performance:

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN
$250
$200
$150
$100
$50
$0
2017
2018
2019
2020
2021
2022
Southwestern Energy Company
S&P 500 Index
S&P Oil & Gas Exploration & Production Select Industry Index

	2017	2018	2019	2020	2021	2022
Southwestern Energy Company	$100	$61	$43	$53	$84	$105
S&P 500 Index	100	96	126	149	192	157
S&P Oil and Gas Exploration and Production Select Industry Index	100	72	65	41	70	101
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
E&P. Our primary business is the development and production of natural gas as well as associated NGLs and oil, with our ongoing operations focused on the development of unconventional natural gas reservoirs located in Pennsylvania, West Virginia, Ohio and Louisiana. Our operations in Pennsylvania, West Virginia and Ohio, which we refer to as “Appalachia,” are focused on the Marcellus Shale, the Utica and the Upper Devonian unconventional natural gas and liquids reservoirs. Our operations in Louisiana, which we refer to as “Haynesville,” are primarily focused on the Haynesville and Bossier natural gas reservoirs. We also have drilling rigs located in Appalachia and Haynesville, and we provide certain oilfield products and services, principally serving our E&P operations through vertical integration. Over the past three years, we have completed three strategic acquisitions which have added scale to our operations:
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
The Indigo Merger and GEPH Merger extended our E&P asset portfolio beyond Appalachia into the Haynesville and Bossier formations, giving us additional exposure to the LNG corridor and other markets on the U.S. Gulf Coast. These mergers progressed our ability to lower our enterprise business risk, expand our economic inventory, opportunity set and business optionality and capture operating synergies and cost structure savings. See Note 2 to the consolidated financial statements of this Annual Report for more information on the Mergers.
Marketing. Our marketing activities capture opportunities that arise through the marketing and transportation of natural gas, oil, and NGLs primarily produced in our E&P operations.
Focus in 2022. We took several steps throughout 2022 to progress our strategic objectives by generating free cash flow, reducing our debt, and integrating our Mergers. Strong commodity prices during 2022 along with the increase in production volumes primarily associated with the Mergers, combined with our continued capital discipline, drove our free cash flow during the year. We used our free cash flow to pay down debt, strengthen our balance sheet and improve our debt leverage metrics while initiating a return of capital program to our shareholders. The Mergers are expected to continue to have a positive impact on our business and financial results by improving our capacity to generate free cash flow through the cycle.
During 2022, we reduced our debt by $1,015 million and authorized the repurchase of up to $1 billion of our common stock through December 31, 2023. Through 2022, we repurchased 17,261,469 shares at an average price of $7.24 per share for a total cost of approximately $125 million. The reduction of debt and share repurchases generated more than $1,140 million in additional value for shareholders.

Improving our ability to generate free cash flow through the cycle is an important part of our strategy to strengthen our balance sheet. Our long-term goal is to incorporate a sustainable cash return component into our overall economic return for shareholders. Our near-term strategic goal is to prioritize the use of any free cash flow to improve our financial strength by reducing our debt and, secondarily, repurchasing common stock up to our $1 billion authorization (subject to market and business conditions).
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
For a discussion of climate change matters and related regulatory matters, including potential developments related to climate change and the potential impacts and risks of such developments on us, see “Risk Factors” in Item 1A of this Annual Report, and the related discussion in “Business – Other – Environmental Regulation” in Item 1 of this Annual Report. We will continue to monitor and assess any climate change-related developments that could impact us and the oil and gas industry, to determine the impact on our business and operations, and take appropriate actions where necessary.
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
Recent Financial and Operating Results
Significant operating and financial highlights for 2022 include:
Total Company
•Net income of $1,849 million, or $1.66 per diluted share, improved from a net loss of $25 million, or $(0.03) per diluted share, in 2021. Net income improved as a $4,719 million increase in operating income was partially offset by a $2,823 million increased loss from the impact of improved forward pricing on our derivatives position. Excluding the change in derivatives position, net income increased $4,697 million for 2022, as compared to 2021, primarily as a $4,719 million improvement in operating income coupled with a $79 million improvement to losses recognized on early extinguishment of debt was only partially offset by a $48 million increase in interest expense and a $51 million increase in current tax expense.
•Operating income increased from $2,635 million for the year ended December 31, 2021 to $7,354 million for the year ended December 31, 2022. Operating income increased by $4,719 million, as the impact of increased commodity pricing and natural gas and liquids production on operating revenues was only partially offset by increased operating costs associated with increased pricing and production.
•Net cash provided by operating activities of $3,154 million increased 131% from $1,363 million in 2021, primarily due to a $4,382 million increase resulting from higher commodity prices, a $1,563 million increase related to increased production, a $333 million increased impact of working capital, and a $51 million increase in our marketing margin. The increases were partially offset by a $3,791 million increase in settled derivative losses, a $641 million increase in operating costs and expenses, a $51 million increase in current taxes, a $48 million increase in interest expense, and a $3 million decrease in other marketing revenue.
•Net cash provided by operating activities, net of changes in working capital, was $3,030 million, a $1,458 million increase compared to the same period in 2021.
•Total capital invested of $2,209 million increased 99% from $1,108 million in 2021, as our 2022 capital program included a full-year of the Haynesville properties acquired in late 2021.
E&P
•E&P segment operating income was $7,253 million in 2022, compared to operating income of $2,583 million in 2021. E&P segment operating income increased $4,670 million from 2021, as improved commodity pricing and higher production volumes more than offset increased operating costs.

•Year-end reserves of 21,625 Bcfe increased 477 Bcfe, or 2%, from 21,148 Bcfe at the end of 2021, as 2,428 Bcfe of additions were only partially offset by 1,733 Bcfe of production, 175 Bcfe of revisions and 43 Bcfe associated with properties that were sold.
•Total net production of 1,733 Bcfe, which was comprised of 88% natural gas, 10% NGLs and 2% oil, increased 40% from 1,240 Bcfe in 2021 mostly attributable to the Indigo Merger and the GEPH Merger which closed during 2021.
•Excluding the effect of derivatives, our realized natural gas price of $5.98 per Mcf, realized oil price of $86.95 per barrel and realized NGL price of $34.35 per barrel increased 81%, 48% and 20%, respectively, from 2021. Our weighted average realized price excluding the effect of derivatives of $6.10 per Mcfe increased 63% from the same period in 2021.
•The E&P segment invested $2,196 million in capital; drilling 138 wells, completing 139 wells and placing 133 wells to sales.
Outlook
Our primary focus in 2023 is to maintain our production capacity and improve the safety and efficiency of our operations to optimize our ability to generate free cash flow, further reduce debt and return capital to shareholders (subject to market and business conditions).
As we continue to develop our core positions in the Appalachian and Haynesville natural gas basins in the U.S., we will concentrate on:
•Creating Sustainable Value. We seek to create value for our stakeholders by allocating capital that is focused on earning economic returns and optimizing the value of our assets; delivering sustainable free cash flow through the cycle; upgrading the quality, depth and capital efficiency of our drilling inventory; and converting resources to proved reserves.
•Protecting Financial Strength. We intend to protect our financial strength by lowering our leverage ratio and total debt; maintaining a strong liquidity position and attractive debt maturity profile; lowering our weighted average cost of debt; and deploying hedges to balance revenue protection with commodity upside exposure.
•Progressing Execution. We are focused on operating effectively and efficiently with HSE and ESG as core values; leveraging our data analytics, operating execution, strategic sourcing, vertical integration and large-scale asset development expertise; further enhancing well performance, optimizing well costs and reducing base production declines; and growing margins and securing flow assurance through commercial and marketing arrangements.
•Capturing the Tangible Benefits of Scale. We strive to enhance our enterprise returns by leveraging the scale gained from our past strategic transactions to deliver operating synergies, drive cost savings, expand our economic inventory, lower our enterprise risk profile, and expand our opportunity set and optionality.
We remain committed to achieving these objectives while maintaining our commitment to being environmentally conscious and proactive while maintaining best practices in social stewardship and corporate governance. We believe that we and our industry will continue to face challenges due to evolving environmental standards by both regulators and investors, the uncertainty of natural gas, oil and NGL prices in the United States, changes in laws, regulations and investor sentiment, and other key factors described above under “Risk Factors.” As such, we intend to protect our financial strength by reducing our debt while continuing to extend the weighted average years to maturity of our debt, and by maintaining a derivative program designed to reduce our exposure to commodity price volatility.
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
We have applied the Securities and Exchange Commission’s FAST Act Modernization and Simplification of Regulation S-K, which limits the discussion to the two most recent fiscal years. This discussion and analysis deals with comparisons of material changes in the consolidated financial statements for fiscal year 2022 and fiscal year 2021. For the comparison of fiscal year 2021 and fiscal year 2020, see “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our 2021 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 1, 2022.

E&P

	For the years ended December 31,
(in millions)	2022		2021
Revenues	$10,577	(1)	$4,640	(1)
Operating costs and expenses	3,324	(2)	2,057	(3)
Operating income (loss)	$7,253		$2,583

Gain (loss) on derivatives, settled	$(5,283)		$(1,492)
(1)Includes a $3 million loss and $5 million gain related to gas balancing for the years ended December 31, 2022 and 2021.
(2)Includes $27 million in Merger-related expenses for the year ended December 31, 2022.
(3)Includes $76 million in Merger-related expenses, $7 million of restructuring charges and $6 million of non-cash, non-full cost pool impairments for the year ended December 31, 2021.
Operating Income
•E&P segment operating income for the year ended December 31, 2022 was $7,253 million compared to operating income of $2,583 million for the year ended December 31, 2021. E&P segment operating income increased $4,670 million for the year ended December 31, 2022, as a 63% improvement in weighted average commodity pricing, excluding derivatives, and a 40% increase in production volumes more than offset a 62% increase in E&P operating costs primarily associated with increased production.
Revenues
The following illustrate the effects on sales revenues associated with changes in commodity prices and production volumes:

	For the years ended December 31,
(in millions except percentages)	Natural Gas	Oil	NGLs	Total
2021 sales revenues (1)	$3,358	$389	$888	$4,635
Changes associated with prices	4,070	140	172	4,382
Changes associated with production volumes	1,672	(95)	(14)	1,563
2022 sales revenues (1)	$9,100	$434	$1,046	$10,580
Increase from 2021	171%	12%	18%	128%
(1)Excludes $3 million in other operating revenues for the year ended December 31, 2022 primarily related to gas balancing losses. Excludes $5 million in other operating revenues for the year ended December 31, 2021 primarily related to gas balancing gains.

Production Volumes

	For the years ended December 31,
			Increase/(Decrease)
	2022	2021
Natural Gas (Bcf)
Appalachia	841	883	(5)%
Haynesville (1)	679	132	414%
Total	1,520	1,015	50%

Oil (MBbls)
Appalachia	4,967	6,567	(24)%
Haynesville (1)	20	8	150%
Other	6	35	(83)%
Total	4,993	6,610	(24)%

NGL (MBbls)
Appalachia	30,445	30,936	(2)%
Other	1	4	(75)%
Total	30,446	30,940	(2)%

Production volumes by area (Bcfe):
Appalachia	1,054	1,108	(5)%
Haynesville (1)	679	132	414%
Total	1,733	1,240	40%

Total Production by Formation (Bcfe)
Marcellus Shale	891	943	(6)%
Utica Shale	166	164	1%
Haynesville Shale (1)	411	100	311%
Bossier Shale (1)	262	32	719%
Other	3	1	200%
Total	1,733	1,240	40%

Production percentage:
Natural gas	88%	82%
Oil	2%	3%
NGL	10%	15%
(1)The Haynesville E&P assets were acquired through the Indigo Merger and the GEPH Merger in September 2021 and December 2021, respectively.
•Production volumes for our E&P segment increased 493 Bcfe for the year ended December 31, 2022, compared to the same period in 2021, primarily due the acquisitions of producing natural gas and oil properties in Haynesville from Indigo and GEPH in September 2021 and December 2021, respectively.
•Oil and NGL production decreased 24% and 2%, respectively, for the year ended December 31, 2022, compared to 2021, primarily due to a higher capital allocation to our Haynesville assets which is mostly comprised of natural gas.
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

	For the years ended December 31,
	2022	2021	Increase/ (Decrease)
Natural Gas Price:
NYMEX Henry Hub Price ($/MMBtu) (1)	$6.64	$3.84	73%
Discount to NYMEX (2)	(0.66)	(0.53)	25%
Average realized gas price, excluding derivatives ($/Mcf)	$5.98	$3.31	81%
Gain on settled financial basis derivatives ($/Mcf)	0.08	0.09
Loss on settled commodity derivatives ($/Mcf)	(3.27)	(1.12)
Average realized gas price, including derivatives ($/Mcf)	$2.79	$2.28	22%

Oil Price:
WTI oil price ($/Bbl) (3)	$94.23	$67.92	39%
Discount to WTI (4)	(7.28)	(9.12)	(20)%
Average realized oil price, excluding derivatives ($/Bbl)	$86.95	$58.80	48%
Loss on settled derivatives ($/Bbl)	(36.12)	(18.32)
Average realized oil price, including derivatives ($/Bbl)	$50.83	$40.48	26%

NGL Price:
Average realized NGL price, excluding derivatives ($/Bbl)	$34.35	$28.72	20%
Loss on settled derivatives ($/Bbl)	(7.83)	(10.52)
Average realized NGL price, including derivatives ($/Bbl)	$26.52	$18.20	46%
Percentage of WTI, excluding derivatives	36%	42%

Total Weighted Average Realized Price:
Excluding derivatives ($/Mcfe)	$6.10	$3.74	63%
Including derivatives ($/Mcfe)	$3.06	$2.53	21%
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

The tables below present the amount of our future natural gas production in which the impact of basis volatility has been limited through derivatives and physical sales arrangements as of December 31, 2022:

	Volume (Bcf)	Basis Differential
Basis Swaps – Natural Gas
2023	281	$(0.50)
2024	46	(0.71)
2025	9	(0.64)
Total	336

Physical NYMEX Sales Arrangements – Natural Gas (1)
2023	683	$(0.05)
2024	481	(0.08)
2025	399	(0.06)
2026	335	(0.04)
2027	297	(0.03)
2028	285	(0.02)
2029	252	(0.01)
2030	105	(0.01)
Total	2,837
(1)Physical sales volumes are presented on a gross basis.
In addition to protecting basis, the table below presents the amount of our future production in which price is financially protected through derivatives as of December 31, 2022:

	2023	2024	2025
Natural gas (Bcf)	938	378	—
Oil (MBbls)	2,349	913	41
Ethane (MBbls)	3,810	420	—
Propane (MBbls)	3,100	566	—
Normal butane (MBbls)	347	—	—
Natural gasoline (MBbls)	359	—	—
Total financial protection on future production (Bcfe)	998	389	—
We refer you to Note 6 of the consolidated financial statements included in this Annual Report for additional details about our derivative instruments.
Operating Costs and Expenses

	For the years ended December 31,
(in millions except percentages)	2022	2021	Increase/(Decrease)
Lease operating expenses	$1,706	$1,175	45%
General & administrative expenses	154	124	24%
Merger-related expenses	27	76	(64)%
Restructuring charges	—	7	(100)%
Taxes, other than income taxes	268	132	103%
Full cost pool amortization	1,154	521	121%
Non-full cost pool DD&A	15	16	(6)%
Impairments	—	6	(100)%
Total operating costs	$3,324	$2,057	62%

	For the years ended December 31,
Average unit costs per Mcfe:	2022		2021		Increase/(Decrease)
Lease operating expenses (1)	$0.98		$0.95		3%
General & administrative expenses	$0.09	(2)	$0.10	(3)	(10)%
Taxes, other than income taxes	$0.15		$0.11		36%
Full cost pool amortization	$0.67		$0.42		60%
(1)Includes post-production costs such as gathering, processing, fractionation and compression.
(2)Excludes $27 million in merger-related expenses for the year ended December 31, 2022.
(3)Excludes $76 million in merger-related expenses and $7 million in restructuring charges for the year ended December 31, 2021.
Lease Operating Expenses
•Lease operating expenses per Mcfe increased $0.03 for the year ended December 31, 2022, compared to 2021, primarily due to increased costs associated with gathering fees and the impact of increased commodity pricing on fuel and electricity costs.
General and Administrative Expenses
•General and administrative expenses increased $30 million for the year ended December 31, 2022, compared to 2021, primarily due to increased personnel costs associated with our expanded operations in Haynesville.
•On a per Mcfe basis, excluding merger-related expenses, restructuring charges and legal settlement charges, general and administrative expenses per Mcfe decreased by $0.01 for the year ended December 31, 2022, compared to 2021, as a 40% increase in production volumes more than offset a 21% increase in expenses.
Merger-Related Expenses
•Beginning with the Montage Merger in November 2020, and continuing with the Indigo and GEPH Mergers in September 2021 and December 2021, respectively, we have focused on building scale and geographic diversification. The table below presents the charges incurred for our merger-related activities for the years ended December 31, 2022 and 2021:

	For the years ended December 31,
	2022			2021
(in millions)	Indigo Merger	GEPH Merger	Total	Indigo Merger	GEPH Merger	Montage Merger	Total
Transition Services	$—	$18	$18	$—	$—	$—	$—
Contract buyouts, terminations and transfers	1	2	3	7	1	—	8
Due diligence and environmental	1	1	2	3	1	—	4
Other	—	2	2	2	—	1	3
Professional fees (bank, legal, consulting)	—	1	1	27	19	1	47
Employee-related	—	1	1	2	—	1	3
Representation & warranty insurance	—	—	—	4	7	—	11
Total merger-related expenses	$2	$25	$27	$45	$28	$3	$76
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

Taxes, Other than Income Taxes
•Taxes other than income taxes per Mcfe may vary from period to period due to changes in ad valorem and severance taxes that result from the mix of our production volumes and fluctuations in commodity prices. Taxes, other than income taxes, per Mcfe increased $0.04 per Mcfe for the year ended December 31, 2022, compared to the same period in 2021, primarily due to the impact of higher commodity pricing on our severance taxes in West Virginia, which are calculated as a fixed percentage of revenue net of allowable production expenses, and the impact of incremental severance and ad valorem taxes associated with our acquired assets in Louisiana.
Full Cost Pool Amortization
•Our full cost pool amortization rate increased $0.25 per Mcfe for the year ended December 31, 2022, as compared to 2021. The amortization rate increased primarily as a result of our acquisitions of natural gas and oil properties in Haynesville and increases in development costs as a result of inflation.
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
•Unevaluated costs excluded from amortization were $2,217 million at December 31, 2022 compared to $2,231 million at December 31, 2021. The unevaluated costs excluded from amortization decreased by $14 million, as compared to 2021, as the impact of $1,203 million of unevaluated capital invested during the period was more than offset by the evaluation of previously unevaluated properties totaling $1,217 million.
See “Supplemental Oil and Gas Disclosures” in Item 8 of Part II of this Annual Report for additional information regarding our unevaluated costs excluded from amortization.
Impairments
•We recognized a $6 million impairment to non-core E&P assets for the year ended December 31, 2021.
Marketing

	For the years ended December 31,
(in millions except percentages)	2022	2021	Increase/(Decrease)
Marketing revenues	$14,521	$6,186	135%
Other operating revenues	—	3	(100)%
Marketing purchases	14,398	6,114	135%
Operating costs and expenses	22	23	(4)%
Operating income (loss)	$101	$52	94%

Volumes marketed (Bcfe)	2,266	1,542	47%

Percent natural gas production marketed from affiliated E&P operations	94%	95%
Affiliated E&P oil and NGL production marketed	88%	82%
Operating Income (Loss)
•Marketing operating income increased $49 million for the year ended December 31, 2022, compared to 2021, primarily due to a $51 million increase in the marketing margin (discussed below), as well as a $1 million reduction in operating expenses which was partially offset by a $1 million reduction in gas storage gains and a $2 million reduction in non-performance damages received, both recorded in other operating revenues.
•The margin generated from marketing activities increased $51 million for the year ended December 31, 2022, as compared to the prior year, primarily due to a 47% increase in volumes marketed largely associated with the Haynesville acquisitions.
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
Revenues
•Revenues from our marketing activities increased $8,335 million for the year ended December 31, 2022, compared to 2021, primarily due to a 60% increase in the price received for volumes marketed and a 724 Bcfe increase in the volumes marketed.
Operating Costs and Expenses
•Marketing operating costs and expenses decreased by $1 million for the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due a $4 million decrease in DD&A, partially offset by a $2 million increase in personnel-related costs attributable to the 2021 Haynesville acquisitions and $1 million of increased taxes other than income taxes.
Consolidated
Interest Expense

	For the years ended December 31,
(in millions except percentages)	2022	2021	Increase/ (Decrease)
Gross interest expense:
Senior notes	$265	$190	39%
Credit arrangements	27	30	(10)%
Amortization of debt costs	13	13	—%
Total gross interest expense	305	233	31%
Less: capitalization	(121)	(97)	25%
Net interest expense	$184	$136	35%
•Interest expense related to our senior notes increased for the year ended December 31, 2022, as compared to 2021, as a result of the assumption of Indigo Notes, which were exchanged for $700 million aggregate principal amount of our 5.375% Senior Notes due 2029, the September 2021 public offering of $1,200 million aggregate principal amount of our 5.375% Senior Notes due 2030, and the December 2021 public offering of $1,150 million aggregate principal amount of our 4.75% Senior Notes due 2032.
•We capitalize interest associated with the cost of acquiring and assessing our unevaluated natural gas and oil properties. Capitalized interest increased $24 million for the year ended December 31, 2022, compared to 2021, primarily due to the incremental capitalized interest associated with our Haynesville unevaluated properties.
•Capitalized interest decreased as a percentage of gross interest expense for the year ended December 31, 2022, as compared to 2021, primarily as a result of a 1% decrease in the change in unevaluated natural gas and oil properties balance as compared to a 31% increase in gross interest expense over the same period.
We refer you to Note 9 to the consolidated financial statements included in this Annual Report for additional details about our debt and our financing activities.
Gain (Loss) on Derivatives

	For the years ended December 31,
(in millions)	2022	2021
Gain (loss) on unsettled derivatives	$24	$(945)
Loss on settled derivatives	(5,283)	(1,492)
Non-performance risk adjustment	—	1
Total loss on derivatives	$(5,259)	$(2,436)
We refer you to Note 6 to the consolidated financial statements included in this Annual Report for additional details about our gain (loss) on derivatives.

Gain (Loss) on Early Extinguishment of Debt
•For the year ended December 31, 2022, we retired $816 million of long term debt at a cost of $822 million and recorded a loss on early extinguishment of debt of $14 million, which included $6 million of premiums and fees and the write off of $8 million in related unamortized debt discounts and issuance costs. The debt retirements included the repurchase of $46 million of our 8.375% Senior Notes due 2028, $19 million of our 7.75% Senior Notes due 2027 and the full redemption of $201 million of our 4.10% Senior Notes due 2022 and $550 million of our Term Loan.
•For the year ended December 31, 2021, we recorded a loss on early extinguishment of debt of $93 million as a result of our repurchase of $1,091 million in aggregate principal amount of our outstanding senior notes for $1,177 million in cash, including premiums and fees, and the write-off of $7 million in related unamortized debt discounts and issuance costs.
Income Taxes

	For the years ended December 31,
(in millions except percentages)	2022	2021
Income tax expense	$51	$—
Effective tax rate	3%	0%
•In 2020, due to significant pricing declines and the material write-down of the carrying value of our natural gas and oil properties in addition to other negative evidence, management concluded that it was more likely than not that a portion of our deferred tax assets would not be realized and recorded a valuation allowance. As of December 31, 2022, we still maintain a full valuation allowance. We also retained a valuation allowance of $29 million related to net operating losses in jurisdictions in which we no longer operate. Management will continue to assess available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of deferred tax assets. The amount of the deferred tax asset considered realizable, however, could be adjusted based on changes in subjective estimates of future taxable income or if objective negative evidence is no longer present.
•Due to the issuance of common stock associated with the Indigo Merger, as discussed in Note 2 to the consolidated financial statements to this Annual Report, we incurred a cumulative ownership change and as such, our net operating losses (“NOLs”) prior to the acquisition are subject to an annual limitation under Internal Revenue Code Section 382 of approximately $48 million. The ownership changes and resulting annual limitation will result in the expiration of NOLs or other tax attributes otherwise available, with a corresponding decrease in our valuation allowance. At December 31, 2022, we had approximately $4 billion of federal NOL carryovers, of which approximately $3 billion have an expiration date between 2035 and 2037 and $1 billion have an indefinite carryforward life. We currently estimate that approximately $2 billion of these federal NOLs will expire before they are able to be used. The non-expiring NOLs remain subject to a full valuation allowance. If a subsequent ownership change were to occur as a result of future transactions in our common stock, our use of remaining U.S. tax attributes may be further limited.
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
LIQUIDITY AND CAPITAL RESOURCES
We depend primarily on funds generated from our operations, our 2022 credit facility, our cash and cash equivalents balance and our access to capital markets as our primary sources of liquidity. On April 8, 2022, we restated our 2018 credit facility and extended the maturity through April 2027 (the “2022 credit facility”). In connection with entering into our 2022 credit facility, the banks participating in our 2022 credit facility increased our borrowing base to $3.5 billion and agreed to provide five-year revolving commitments of $2.0 billion (the “Five-Year Tranche”) and agreed to updated terms that provide the ability to convert our secured credit facility to an unsecured credit facility if we are able to achieve investment grade status, as deemed by the relevant rating agencies.
Effective August 4, 2022, we elected to temporarily increase by $500 million our commitments under the 2022 credit facility in the form of an additional tranche of short-term revolving commitments (the “Short-Term Tranche”). The Short-Term Tranche is effective through April 30, 2023 and provides incremental liquidity to help us manage potential temporary working capital draws related to our hedge position. Due to our level of hedged natural gas production and the timing difference between monthly hedge settlements and the corresponding physical sales receipts, a sharp month-over-month increase in natural gas prices can cause temporary working capital draws. The capital outlays are usually temporary because the physical sales receipts typically more than offset the hedge settlements. The Short-Term Tranche represents a proactive measure consistent with our established risk management procedures. At current forward strip prices, we do not expect to draw upon the Short-Term Tranche, with our pre-existing $2 billion in commitments under the Five-Year Tranche expected to be sufficient for our liquidity needs. Through December 31, 2022, we have had no borrowings under the Short-Term Tranche.
On September 29, 2022, our borrowing base was reaffirmed at $3.5 billion and the commitments under our Five-Year Tranche and Short-Term Tranche were kept at $2.0 billion and $500 million, respectively. At December 31, 2022, we had approximately $2.2 billion of total available liquidity, which exceeds our currently modeled needs as we remain committed to our strategy of capital discipline.
In conjunction with the GEPH Merger, we amended our credit facility agreement to permit access to additional secured debt capacity in the form of a term loan for incremental capital up to $900 million, ranking equally with our credit facility. In December 2021, we raised $550 million in term loan financing (the “Term Loan”) to partially fund the GEPH Merger, with no impact to our liquidity. The undrawn $350 million of incremental term loan capacity expired in November 2022.
On December 30, 2022, the Company repaid in full all outstanding indebtedness under the Term Loan. The payoff amount included term loans in the principal amount of approximately $546 million, plus accrued but unpaid interest, fees, and expenses, which satisfied all of the Company’s indebtedness obligations thereunder. In connection with the repayment of such outstanding indebtedness obligations, all security interests, mortgages, liens and encumbrances securing the obligations under the Term Loan, the Term Loan, related loan documents, and all guarantees of such indebtedness obligations were terminated. The Company funded the repayment of the obligations under the Term Loan with approximately $305 million in cash on hand and approximately $250 million of borrowings under the Company’s revolving credit facility.
Our flexibility to access incremental secured debt capital is derived from our excess asset collateral value above the elected $3.5 billion maximum revolving credit amount and borrowing base of our 2022 credit facility and the elected $2.0 billion of aggregate commitments and the additional tranche of elected $500 million short-term revolving commitments from our bank group. Our ability to issue secured debt is governed by the limitations of our 2022 credit facility as well as our secured debt capacity (as defined by our senior note indentures) which was $6.6 billion as of December 31, 2022, based on 25% of adjusted consolidated net tangible assets. If we were to realize a return to investment grade ratings and the subsequent conversion of our secured credit facility to an unsecured credit facility, we would expect to have access to additional liquidity capital beyond our $2.5 billion elected aggregate revolving commitments (including our additional short-term tranche), either by increasing commitments to the 2022 credit facility up to the $3.5 billion aggregate size or otherwise on a similarly unsecured basis, given our current asset collateral value and credit quality. We refer you to Note 9 to the consolidated financial statements included in this Annual Report and the section below under “Credit Arrangements and Financing Activities” for additional discussion of our 2022 credit facility and related covenant requirements.
In June 2022, we announced a share repurchase program, under which we have been authorized to repurchase up to $1 billion of our outstanding common stock beginning June 21, 2022 and continuing through and including December 31, 2023. The timing, as well as the number and value of shares repurchased under the program, will be determined at our discretion and includes a variety of factors, including our progress in reducing debt to our target debt range, our free cash flow generation capabilities, our assessment of the intrinsic value of our common stock, the market price of our common stock, general market and economic conditions, available liquidity, compliance with our debt and other agreements, and applicable legal requirements among other considerations. The exact number of shares to be repurchased is not guaranteed, and the program may be suspended, modified, or discontinued at any time without prior notice.
During 2022, we repurchased approximately 17.3 million shares of our outstanding common stock at an average price of $7.24 per share for a total cost of approximately $125 million.
Looking forward, we intend to prioritize the use of any free cash flow to pay down our debt in order to progress toward our debt and leverage targets.

Our cash flow from operating activities is highly dependent upon our ability to sell and the sales prices that we receive for our natural gas and liquids production. Natural gas, oil and NGL prices are subject to wide fluctuations and are driven by market supply and demand, which is impacted by many factors.  See "Market Conditions and Commodity Prices" in the Overview section of Item 7 in Part II for additional discussion about current and potential future market conditions. The sales price we receive for our production is also influenced by our commodity derivative program. Our derivative contracts allow us to ensure a certain level of cash flow to fund our operations. Although we are continually adding additional derivative positions for portions of our expected 2023, 2024 and 2025 production, there can be no assurance that we will be able to add derivative positions to cover the remainder of our expected production at favorable prices. See “Risk Factors” in Item 1A, “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A and Note 6 in the consolidated financial statements included in this Annual Report for further details.
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
Credit Arrangements and Financing Activities
In April 2022, we entered into an amended and restated credit agreement that replaced the 2018 credit facility (the "2022 credit facility") with a group of banks that, as amended, has a maturity date of April 2027. The 2022 credit facility has an aggregate maximum revolving credit amount and borrowing base of $3.5 billion and, as of December 31, 2022, the elected commitment comprised of the Five-Year Tranche and Short-Term Tranche of $2.0 billion and $500 million, respectively, which were all reaffirmed on September 29, 2022.
Effective August 4, 2022, we elected to temporarily increase by $500 million our commitments under the 2022 credit facility in the form of an additional tranche of short-term revolving commitments (the “Short-Term Tranche”). The Short-Term Tranche is effective through April 30, 2023 and provides incremental liquidity to help us manage potential temporary working capital draws related to our hedge position. Due to our level of hedged natural gas production and the inherent timing difference between monthly hedge settlements and the corresponding physical sales receipts, a sharp month-over-month increase in natural gas prices can cause temporary working capital draws. The capital outlays are temporary because the physical sales receipts typically more than offset the hedge settlements. The Short-Term Tranche represents a proactive measure consistent with our established risk management procedures. At current forward strip prices, we do not expect to draw upon the Short-Term Tranche, with our pre-existing $2.0 billion in commitments under the Five-Year Tranche expected to be sufficient for our liquidity needs. Through December 31, 2022, we have had no borrowings under the Short-Term Tranche.
The borrowing base is subject to redetermination at least twice a year, which typically occurs in April and October, and is subject to change based primarily on drilling results, commodity prices, our future derivative position, the level of capital investment and operating costs. The 2022 credit facility is secured by substantially all of our assets and our subsidiaries’ assets (taken as a whole). The permitted lien provisions in the senior note indentures currently limit liens securing indebtedness to the greater of $2.0 billion or 25% of adjusted consolidated net tangible assets, which was $6.6 billion as of December 31, 2022. The 2022 credit facility contains the ability to utilize SOFR index rates for purposes of calculating interest expense.
The 2022 credit facility has certain financial covenant requirements but provides certain fall away features should we receive an Investment Grade Rating (defined as an index debt rating of BBB- or higher with S&P, Baa3 or higher with Moody’s, or BBB- or higher with Fitch) and meet other criteria in the future. We refer you to Note 9 to the consolidated financial statements included in this Annual Report for additional discussion of our 2022 credit facility.

As of December 31, 2022, we were in compliance with all of the applicable covenants contained in the credit agreement governing our 2022 credit facility. Our ability to comply with financial covenants in future periods depends, among other things, on the success of our development program and upon other factors beyond our control, such as the market demand and prices for natural gas and liquids. We refer you to Note 9 of the consolidated financial statements included in this Annual Report for additional discussion of the covenant requirements of our 2022 credit facility.
As of December 31, 2022, we had $250 million of borrowings on our 2022 credit facility and $110 million in outstanding letters of credit. We currently do not anticipate being required to supply a materially greater amount of letters of credit under our existing contracts. We refer you to Note 9 to the consolidated financial statements included in this Annual Report for additional discussion of our 2022 credit facility.
The credit status of the financial institutions participating in our 2022 credit facility could adversely impact our ability to borrow funds under the 2022 credit facility. Although we believe all of the lenders under the facility have the ability to provide funds, we cannot predict whether each will be able to meet their obligation to us. We refer you to Note 9 to the consolidated financial statements included in this Annual Report for additional discussion of our 2022 credit facility.
In contemplation of the GEPH Merger, on December 22, 2021, we entered into a term loan credit agreement with a group of lenders that provided for a $550 million secured term loan facility. On December 30, 2022, we repaid in full the remaining principal balance of $546 million and all other outstanding indebtedness under the Term Loan using approximately $305 million of cash on hand and approximately $250 million of borrowings under our 2022 credit facility.
Key financing activities for the years ended December 31, 2022 and 2021 are as follows:
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
•In contemplation of the GEPH Merger, on December 22, 2021, we entered into a term loan credit agreement with a group of lenders that provided for a $550 million secured term loan facility with a maturity date of June 22, 2027 (the “Term Loan”). The net proceeds from the initial loans of $542 million were used to fund a portion of the GEPH Merger on December 31, 2021. As of December 31, 2022, the Term Loan was repaid in full.
•On December 31, 2021, we issued 99,337,748 shares of our common stock in conjunction with the GEPH Merger. These shares of our common stock had an aggregate dollar value equal to approximately $463 million, based on the closing price of $4.66 per share of our common stock on the NYSE on December 31, 2021. See Note 2 for additional details on the GEPH Merger.
•In August 2021, we completed a public offering of $1,200 million aggregate principal amount of our 5.375% Senior Notes due 2030 (the “2030 Notes”), with net proceeds from the offering totaling $1,183 million after underwriting discounts and offering expenses. The proceeds were used to repurchase the $791 million principal amount of certain of our outstanding senior notes. The remaining proceeds were used to pay borrowings under our credit facility and for general corporate purposes, including consideration for the Indigo Merger.
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
Debt Repurchase
•In December 2022, we repaid the remaining outstanding principal balance of our Term Loan of $546 million using approximately $305 million in cash on hand and approximately $250 million of borrowings under our credit facility, and we wrote off the related unamortized debt discounts and issuance costs resulting in a loss on early debt extinguishment of $8 million. As a result of the focused work on refinancing and repayment of our debt in recent years, coupled with the amendment and restatement of our credit facility on April 8, 2022, we have no debt balances scheduled to become due prior to 2025.
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
On January 27, 2023, we delivered a notice to holders of our 7.75% Senior Notes due October 2027 (the “2027 Notes”) to redeem all of the outstanding 2027 Notes on February 26, 2023 (the “Redemption Date”) at a redemption price equal to 103.875% of the principal amount thereof plus accrued and unpaid interest to the Redemption Date. We expect to use a combination of available cash on hand and our 2022 credit facility to complete the retirement of our 2027 Notes.
At February 21, 2023, we had long-term debt issuer ratings of Ba1 by Moody’s (rating upgraded and stable outlook affirmed on May 31, 2022), BB+ by S&P (rating affirmed BB+ and outlook upgraded to positive on January 18, 2023) and BB+ by Fitch Ratings (rating upgraded to BB+ with positive outlook on August 10, 2022). Effective in January 2022, the interest rate for our 4.95% 2025 Senior Notes (“2025 Notes”) was 5.95%, reflecting a net downgrade in our bond ratings since their issuance. On May 31, 2022, Moody’s upgraded our bond rating to Ba1, which decreased the interest rate on the 2025 Notes from 5.95% to 5.70% for coupon payments paid after July 2022. Any further upgrades or downgrades in our public debt ratings by Moody’s or S&P could decrease or increase our cost of funds, respectively, as our 2025 Notes are subject to ratings driven changes.
Cash Flows

	For the years ended December 31,
(in millions)	2022	2021
Net cash provided by operating activities	$3,154	$1,363
Net cash used in investing activities	(2,043)	(2,604)
Net cash provided by (used in) financing activities	(1,089)	1,256
Cash Flow from Operations

	For the years ended December 31,
(in millions)	2022	2021
Net cash provided by operating activities	$3,154	$1,363
Add back (subtract): changes in working capital	(124)	209
Net cash provided by operating activities, net of changes in working capital	$3,030	$1,572
•Net cash provided by operating activities increased 131% or $1,791 million for the year ended December 31, 2022, compared to the same period in 2021, primarily due to a $4,382 million increase resulting from higher commodity prices, a $1,563 million increase related to increased production, a $333 million increased impact of working capital, and a $51 million increase in our marketing margin. The increases were partially offset by a $3,791 million decrease in settled derivatives, a $641 million increase in operating costs and expenses, a $51 million increase in current taxes, a $48 million increase in interest expense, and a $3 million decrease in other marketing revenue.
•Net cash generated from operating activities, net of changes in working capital, exceeded our capital investments by $821 million and $464 million for the years ended December 31, 2022 and December 31, 2021, respectively.

Cash Flow from Investing Activities
•Total E&P capital investing increased $1,089 million for the year ended December 31, 2022, compared to the same period in 2021, due to a $1,044 million increase in direct E&P capital investing, a $21 million increase in capitalized internal costs and a $24 million increase in capitalized interest, all of which were primarily related to activity associated with the Haynesville oil and gas properties acquired in late 2021.
•Capitalized interest increased for the year ended December 31, 2022, as compared to the same period in 2021, primarily due to the incremental capitalized interest associated with our Haynesville unevaluated properties acquired in late 2021.
•Cash paid in mergers includes cash consideration of $373 million and $1,269 million paid for the Indigo Merger and GEPH Merger, respectively, during 2021.

	For the years ended December 31,
(in millions)	2022	2021
Additions to properties and equipment	$2,115	$1,032
Adjustments for capital investments:
Changes in capital accruals	88	70
Other (1)	6	6
Total capital investing	$2,209	$1,108
(1)Includes capitalized non-cash stock-based compensation and costs to retire assets, which are classified as cash used in operating activities.
Capital Investing

	For the years ended December 31,
(in millions except percentages)	2022	2021	Increase/ (Decrease)
E&P capital investing	$2,196	$1,107
Other capital investing (1)	13	1
Total capital investing	$2,209	$1,108	99%
(1)Other capital investing relates to IT purchases and other corporate spending for the year ended December 31, 2022. Other capital investing was immaterial for the year ended December 31, 2021.

	For the years ended December 31,
(in millions)	2022	2021
E&P Capital Investments by Type:
Exploratory and development, including workovers	$1,892	$886
Acquisition of properties (1)	81	43
Water infrastructure project	—	5
Other	17	12
Capitalized interest and expenses	206	161
Total E&P capital investments	$2,196	$1,107

E&P Capital Investments by Area
Appalachia	$953	$882
Haynesville	1,229	200
Other E&P	14	25
Total E&P capital investments	$2,196	$1,107
(1)Excludes the 2021 impact of $373 million and $1,269 million paid for the Indigo Merger and GEPH Merger, respectively.

	For the years ended December 31,
	2022	2021
Gross Operated Well Count Summary:
Drilled	138	87
Completed	139	93
Wells to sales	133	93

Actual capital expenditure levels may vary significantly from period to period due to many factors, including drilling results, natural gas, oil and NGL prices, industry conditions, the prices and availability of goods and services, and the extent to which properties are acquired or non-strategic assets are sold.
Cash Flow from Financing Activities
•Net cash used in financing activities for the year ended December 31, 2022 was $1,089 million, compared to net cash provided by financing activities of $1,256 million for the same period in 2021.
•In 2022, we fully redeemed our 4.10% Senior Notes for $201 million and paid down additional aggregate principal balances on our senior notes of $65 million in principal and $6 million in premiums, fully retired our Term Loan B due 2027 balance with $550 million in combined payments and paid down $210 million on our 2022 credit facility.
•In 2022, we repurchased approximately 17.3 million shares at an average price of $7.24 per share for a total cost of approximately $125 million.
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
Working Capital
•We had negative working capital of $1,817 million at December 31, 2022, a $178 million decrease from December 31, 2021, as a $241 million increase in accounts receivable, a $206 million reduction in the current portion of long-term debt, a $26 million increase in other current assets, a $22 million increase in cash, and a $10 million decrease in other current liabilities were more than offset by a $607 million increase in various payables and a $76 million increase in the current portion of our net liability hedge positions. We believe that our existing cash and cash equivalents, our anticipated cash flow from operations and our available credit facility will be sufficient to meet our working capital and operational spending requirements.
Off-Balance Sheet Arrangements
We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of December 31, 2022, our material off-balance sheet arrangements and transactions include operating service arrangements and $110 million in letters of credit outstanding against our 2022 credit facility. There are no other transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of our capital resources. For more information regarding off-balance sheet arrangements, we refer you to “Contractual Obligations and Contingent Liabilities and Commitments” below for more information on our operating leases.

Contractual Obligations and Contingent Liabilities and Commitments
We have various contractual obligations in the normal course of our operations and financing activities. Significant contractual obligations as of December 31, 2022, were as follows:
Contractual Obligations:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	5 to 8 Years	More than 8 Years
Transportation charges (1)	$10,414	$1,110	$2,098	$1,950	$2,395	$2,861
Debt	4,414	—	389	671	2,204	1,150
Interest on debt (2)	1,721	261	510	461	407	82
Operating leases (3)	179	40	67	54	17	1
Compression services (4)	32	20	12	—	—	—
Operating agreements	97	69	14	13	1	—
Purchase obligations	149	149	—	—	—	—
Other obligations (5)	27	15	9	3	—	—
	$17,033	$1,664	$3,099	$3,152	$5,024	$4,094
(1)As of December 31, 2022, we had commitments for demand and similar charges under firm transportation and gathering agreements to guarantee access capacity on natural gas and liquids pipelines and gathering systems. Of the total $10.4 billion, $1,326 million related to access capacity on future pipeline and gathering infrastructure projects that still require the granting of regulatory approvals and/or additional construction efforts.  For further information, we refer you to “Operational Commitments and Contingencies” in Note 10 to the consolidated financial statements included in this Annual Report.  This amount also included guarantee obligations of up to $929 million.
Prior to the Indigo Merger, in May 2021, Indigo closed on an agreement to divest its Cotton Valley natural gas and oil properties. Indigo retained certain contractual commitments related to volume commitments associated with natural gas gathering, for which Southwestern will assume the obligation to pay the gathering provider for any unused portion of the volume commitment under the agreement through 2027, depending on the buyer’s actual use. As of December 31, 2022, up to approximately $30 million of these contractual commitments remain (included in the table above), and the Company has recorded a $16 million liability for its portion of the estimated future payments.
(2)Interest payments on our senior notes were calculated utilizing the fixed rates associated with our fixed rate notes outstanding at December 31, 2022. Senior note interest rates were based on our credit ratings as of December 31, 2022.
(3)Operating leases include costs for compressors, drilling rigs, pressure pumping equipment, office space and other equipment under non-cancelable operating leases expiring through 2036.
(4)As of December 31, 2022, our E&P segment had commitments of approximately $32 million for compression services associated primarily with our Appalachia division.
(5)Our other significant contractual obligations include approximately $27 million for various information technology support and data subscription agreements.
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

Supplemental Guarantor Financial Information
As discussed in Note 9, in April 2022 the Company entered into the 2022 credit facility. Pursuant to requirements under the indentures governing our senior notes, each 100% owned subsidiary that became a guarantor of the 2022 credit facility is also required to become a guarantor of each of our senior notes (the “Guarantor Subsidiaries”). The Guarantor Subsidiaries also granted liens and security interests to support their guarantees under the 2022 credit facility but not of the senior notes. These guarantees are full and unconditional and joint and several among the Guarantor Subsidiaries. Certain of our operating units which are accounted for on a consolidated basis do not guarantee the 2022 credit facility and senior notes.
Upon the closing of the Mergers, discussed further in Note 2 to the consolidated financials included in this Annual Report, certain acquired entities owning oil and gas properties became guarantors to the 2022 credit facility.
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

	December 31, 2022	December 31, 2021
Natural gas (per MMBtu)	$6.36	$3.60
Oil (per Bbl)	$93.67	$66.56
NGLs (per Bbl)	$34.35	$28.65
Using the average quoted prices above, adjusted for market differentials, our net book value of our United States natural gas and oil properties did not exceed the ceiling amount at December 31, 2022 or December 31, 2021. We had no derivative positions that were designated for hedge accounting as of December 31, 2022 or December 31 2021. Future decreases in market prices, as well as changes in production rates, levels of reserves, evaluation of costs excluded from amortization, future development costs and production costs may result in future non-cash impairments to our natural gas and oil properties.

Changes in natural gas, oil and NGL prices used to calculate the discounted future net revenues of our reserves affects both the present value of cash flows and the quantity of reserves. Our reserve base as of December 31, 2022 was approximately 80% natural gas, 17% NGLs and 3% oil, and our standardized measure and reserve quantities as of December 31, 2022, were $37.6 billion and 21.6 Tcfe, respectively.
Costs associated with unevaluated properties are excluded from our amortization base until we have evaluated the properties or impairment is indicated. The costs associated with unevaluated leasehold acreage and related seismic data, wells currently drilling and related capitalized interest are initially excluded from our amortization base. Leasehold costs are either transferred to our amortization base with the costs of drilling a well on the lease or are assessed at least annually for possible impairment or reduction in value. Our decision to withhold costs from amortization and the timing of the transfer of those costs into the amortization base involves judgment and may be subject to changes over time based on several factors, including our drilling plans, availability of capital, project economics and drilling results from adjacent acreage. At December 31, 2022, we had approximately $2,217 million of costs excluded from our amortization base, all of which related to our properties in the United States. Inclusion of some or all of these costs in our properties in the United States in the future, without adding any associated reserves, could result in non-cash ceiling test impairments.
Proved natural gas, oil and NGL reserves are a major component of the full cost ceiling test. Natural gas, oil and NGL reserves cannot be measured exactly. Our estimate of natural gas, oil and NGL reserves requires extensive judgments of reservoir engineering data and projections of costs that will be incurred in developing and producing reserves and is generally less precise than other estimates made in connection with financial disclosures. Our reservoir engineers prepare our reserve estimates under the supervision of our management. Reserve estimates are prepared for each of our properties annually by the reservoir engineers assigned to the asset management team for that property. The reservoir engineering and financial data included in these estimates are reviewed by senior engineers, who are not part of the asset management teams, and by our Director of Reserves, who is the technical person primarily responsible for overseeing the preparation of our reserves estimates. Our Director of Reserves has more than 28 years of experience in petroleum engineering, including the estimation of natural gas and oil reserves, and holds a Bachelor of Science in Petroleum Engineering. Prior to joining us in 2018, our Director of Reserves served in various reservoir engineering roles for EP Energy Company, El Paso Corporation, Cabot Oil & Gas Corporation, Schlumberger and H.J. Gruy & Associates, and is a member of the Society of Petroleum Engineers. He reports to our Executive Vice President and Chief Operating Officer, who has more than 34 years of experience in petroleum engineering including the estimation of natural gas, oil and NGL reserves in multiple basins in the United States, and holds a Bachelor of Science in Petroleum Engineering. Prior to joining Southwestern in 2017, our Chief Operating Officer served in various engineering and leadership roles for EP Energy Corporation, El Paso Corporation, ARCO Oil and Gas Company, Burlington Resources and Peoples Energy Production, and is a member of the Society of Petroleum Engineers.
We engage NSAI, a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies, to independently audit our proved reserves estimates as discussed in more detail below.  NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-002699. Within NSAI, the two technical persons primarily responsible for auditing our proved reserves estimates (1) have over 26 years and over 21 years of practical experience in petroleum geosciences and petroleum engineering, respectively; (2) have over 15 years and over 21 years of experience in the estimation and evaluation of reserves, respectively; (3) each has a college degree; (4) each is a Licensed Professional Geoscientist in the State of Texas or a Licensed Professional Engineer in the State of Texas; (5) each meets or exceeds the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; and (6) each is proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines. The financial data included in the reserve estimates is also separately reviewed by our accounting staff. Our proved reserves estimates, as internally reviewed and audited by NSAI, are submitted for review and approval to our President and Chief Executive Officer. Finally, upon his approval, NSAI reports the results of its reserve audit to the Board of Directors, with whom final authority over the estimates of our proved reserves rests. A copy of NSAI’s report has been filed as Exhibit 99.1 to this Annual Report.
Proved developed reserves generally have a higher degree of accuracy in this estimation process, when compared to proved undeveloped and proved non-producing reserves, as production history and pressure data over time is available for the majority of our proved developed properties. Proved developed reserves accounted for 56% of our total reserve base as of December 31, 2022. Assigning monetary values to such estimates does not reduce the subjectivity and changing nature of such reserve estimates. The uncertainties inherent in the reserve estimates are compounded by applying additional estimates of the rates and timing of future production volumes and the costs that will be incurred in developing and producing the reserves. We cannot assure you that our internal controls sufficiently address the numerous uncertainties and risks that are inherent in estimating quantities of natural gas, oil and NGL reserves and projecting future rates of production and timing of development expenditures as many factors are beyond our control. We refer you to “Our proved natural gas, oil and NGL reserves are estimates that include uncertainties. Any material changes to these uncertainties or underlying assumptions could cause the quantities and net present value of our reserves to be overstated or understated” in Item 1A, “Risk Factors,” of Part I of this Annual Report for a more detailed discussion of these uncertainties, risks and other factors.
In conducting its audit, the engineers and geologists of NSAI study our major properties in detail and independently develop reserve estimates.  NSAI's audit consists primarily of substantive testing, which includes a detailed review of all operated proved developed properties plus all proved undeveloped locations. The proved developed properties included in the NSAI audit account for approximately 98% of the proved developed reserve volume and 98% of the proved developed present worth as of December 31, 2022. The proved undeveloped properties included in the NSAI audit account for 100% of the proved undeveloped reserve volume and 100% of the proved undeveloped present worth as of December 31, 2022. In the conduct of its audit, NSAI did not independently verify the data we provided to them with respect to ownership interests, natural gas, oil and NGL production, well test data, historical costs of operation and development, product prices, or any agreements relating to current and future operations of the properties and sales of production. NSAI has advised us that if, in the course of its audit, something came to its attention that brought into question the validity or sufficiency of any such information or data, NSAI did not rely on such information or data until it had satisfactorily resolved any questions relating thereto or had independently verified such information or data. On January 31, 2023, NSAI issued its audit opinion as to the reasonableness of our reserve estimates for the year-ended December 31, 2022 stating that our estimated proved natural gas, oil and NGL reserves are, in the aggregate, reasonable and have been prepared in accordance with Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers.
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
•We recorded the net assets acquired and liabilities assumed in the GEPH Merger at their estimated fair value on December 31, 2021 of approximately $1,726 million (as adjusted).
We consider the estimated fair values above to be representative of the prices paid by typical market participants. These measurements resulted in no goodwill or bargain purchases being recognized.
Derivatives and Risk Management
We use fixed price swap agreements and options to reduce the volatility of earnings and cash flow due to fluctuations in the prices of certain commodities and interest rates. Our policies prohibit speculation with derivatives and limit agreements to counterparties with appropriate credit standings to minimize the risk of uncollectability. We actively monitor the credit status of our counterparties based on their credit ratings and credit default swap rates where applicable, and to date have not had any credit defaults associated with our transactions. In 2022 we financially protected 82% of our total production with derivatives, compared to 83% in 2021. The primary risks related to our derivative contracts are the volatility in market prices and basis differentials for our production. However, the market price risk is generally offset by the gain or loss recognized upon the related transaction that is financially protected.
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
As of December 31, 2022, none of our derivative contracts were designated for hedge accounting treatment. Changes in the fair value of unsettled derivatives that were not designated for hedge accounting treatment are recorded in gain (loss) on derivatives. See Note 6 to the consolidated financial statements included in this Annual Report for more information on our derivative position at December 31, 2022.
Future market price volatility could create significant changes to the derivative positions recorded in our consolidated financial statements. We refer you to “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of Part II of this Annual Report for additional information regarding our hedging activities.
Pension and Other Postretirement Benefits
As part of ongoing effort to reduce costs, we elected to freeze our pension plan effective January 1, 2021. Employees that were participants in the pension plan prior to January 1, 2021 will no longer receive the service component but will continue to receive the interest component of the plan until such time as they receive a lump sum distribution payment or their balance is converted into an annuity payment agreement as elected by the plan participant. We have commenced the pension plan termination process with the distribution of the plan’s assets to participants in the form of lump sum payments in connection with a limited distribution window provided to all active and former employee participants. For those plan participants who did not elect the lump sum payment option, we expect to transfer the remaining pension obligation from the plan to a qualified insurance company by June 2023. We did not make any contributions to our pension plan during 2022 and do not currently anticipate additional funding is needed as part of the termination process.
We record our prepaid or accrued benefit cost, as well as our periodic benefit cost, for our pension and other postretirement benefit plans using measurement assumptions that we consider reasonable at the time of calculation (see Note 13 to the consolidated financial statements included in this Annual Report for further discussion and disclosures regarding these benefit plans). Two of the assumptions that affect the amounts recorded are the discount rate, which estimates the rate at which benefits could be effectively settled, and the expected return on plan assets, which reflects the average rate of earnings expected on the funds invested. For the December 31, 2022 benefit obligation, the initial discount rate assumed is 5.60%. This compares to an initial discount rate of 3.20% for the benefit obligation and periodic benefit cost recorded in 2022. For the 2023 periodic benefit cost, the expected return was increased from 0.10% at December 31, 2021 to 4.20% at December 31, 2022. Using the assumed rates discussed above, we recorded total benefit cost of $3 million in 2022 related to our pension and other postretirement benefit plans, which included a $1 million settlement gain adjustment.
As of December 31, 2022, we recognized a net asset of $6 million, compared to a net liability of $25 million at December 31, 2021, related to our pension and other postretirement benefit plans. During 2022, we made no cash contributions to fund our pension and less than $1 million to fund our other postretirement benefit plans.
Long-term Incentive Compensation
Our long-term incentive compensation plans consist of a combination of stock-based awards that derive their value directly or indirectly from our common stock price, and cash-based awards that are fixed in amount, but subject to meeting annual performance thresholds.
We account for long-term incentive compensation transactions using a fair value method and recognize an amount equal to the fair value of the stock-based awards and cash-based awards cost in either the consolidated statement of operations or capitalize the cost into natural gas and oil properties included in property and equipment. Costs are capitalized when they are directly related to the acquisition, exploration and development activities of our natural gas and oil properties. We use models to determine fair value of stock-based compensation, which requires significant judgment with respect to forfeitures, volatility and other factors. The performance cash awards granted in 2022 and 2021 include a performance condition determined annually by the Company. If we, in our sole discretion, determine that the threshold was not met, the amount for that vesting period will not vest and will be cancelled.
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
Credit Risk
Our exposure to concentrations of credit risk consists primarily of trade receivables and derivative contracts associated with commodities trading. Concentrations of credit risk with respect to receivables are limited due to the large number of our purchasers and their dispersion across geographic areas. For the year ended December 31, 2022, one purchaser accounted for 17% of our revenues. A default on this account could have a material impact on the Company. For the year ended December 31, 2021, one purchaser accounted for 12% of our revenues. See “Commodities Risk” below for discussion of credit risk associated with commodities trading.
Interest Rate Risk
As of December 31, 2022, we had approximately $4.2 billion of outstanding senior notes with a weighted average interest rate of 5.69%, and $250 million of borrowings under our 2022 credit facility. At December 31, 2022, we had long-term debt issuer ratings of Ba1 by Moody’s, BB+ by S&P and BB+ by Fitch Ratings. On September 1, 2021, S&P upgraded our bond rating to BB, and on January 6, 2022, S&P further upgraded our bond rating to BB+, which will have the effect of decreasing the interest rate on the 2025 notes to 5.95%, beginning with coupon payments paid after January 2022. On May 31, 2022, Moody’s upgraded the Company’s bond rating to Ba1, which decreased the interest rate on the 2025 Notes from 5.95% to 5.70% for coupon payments paid after July 2022. Any further upgrades or downgrades in our public debt ratings by Moody’s or S&P could decrease or increase our cost of funds, respectively, as our 2025 Notes are subject to ratings driven changes.

	Expected Maturity Date
(in millions except percentages)	2023	2024	2025	2026	2027	Thereafter	Total
Fixed rate payments (1)	$—	$—	$389	$—	$421	$3,354	$4,164
Weighted average interest rate	—%	—%	5.70%	—%	7.75%	5.43%	5.69%	(2)

Variable rate payments (1)	$—	$—	$—	$—	$250	$—	$250
Weighted average interest rate	—%	—%	—%	—%	6.15%	—%	6.15%
(1)Excludes unamortized debt issuance costs and debt discounts.
(2)Outstanding 2025 senior notes interest rate includes the benefit of Moody’s upgrade from Ba2 to Ba1, resulting in an interest rate improvement from 5.95% to 5.70% beginning with coupon payments paid after July 2022. Includes $421 million of the 7.75% senior notes due October 2027 for which the Company issued a redemption notice on January 27, 2023 and expects to fully redeem on February 26, 2023.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control Over Financial Reporting
It is the responsibility of the management of Southwestern Energy Company to establish and maintain adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, utilizing the Committee of Sponsoring Organizations of the Treadway Commission’s Internal Control – Integrated Framework (2013).
Based on this evaluation, management has concluded the Company’s internal control over financial reporting was effective as of December 31, 2022.
The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears herein.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Southwestern Energy Company
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Southwestern Energy Company and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income (loss), of changes in equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.
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
The Impact of Proved Natural Gas, Oil and NGL Reserves on Natural Gas and Oil Properties
As described in Note 1 to the consolidated financial statements, the Company’s consolidated natural gas and oil properties balance was $35,763 million as of December 31, 2022, and depreciation, depletion, and amortization expense for the year ended December 31, 2022 was $1,174 million. The Company utilizes the full cost method of accounting for its natural gas and oil properties. Under this method, all capitalized costs are amortized over the estimated lives of the properties using the unit-of-production method based on proved natural gas, oil and natural gas liquids (NGL) reserves. These capitalized costs are subject to a ceiling test that limits such pooled costs, net of applicable deferred taxes, to the aggregate of the present value of future net revenues attributable to proved natural gas, oil and NGL reserves discounted at 10%. As disclosed by management, proved natural gas, oil and NGL reserves are a major component of the full cost ceiling test. Estimates of reserves require extensive judgments of reservoir engineering data and projections of costs that will be incurred in developing and producing reserves. The uncertainties inherent in the reserve estimates are compounded by applying additional estimates of the rates and timing of future production volumes and the costs that will be incurred in developing and producing the reserves. The estimates of natural gas, oil and NGL reserves have been developed by specialists, specifically reservoir engineers, and audited by independent petroleum engineers (together referred to as “specialists”).
The principal considerations for our determination that performing procedures relating to the impact of proved natural gas, oil and NGL reserves on natural gas and oil properties is a critical audit matter are (i) the significant judgment by management, including the use of management’s specialists, when developing the estimate of proved natural gas, oil and NGL reserves, which in turn led to (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the data, methods, and assumptions used by management and its specialists in developing the estimates of proved natural gas, oil and NGL reserves and the assumption applied to the full cost ceiling test related to future production volumes.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s estimates of proved natural gas, oil and NGL reserves and the full cost ceiling test calculation. The work of management’s specialists was used in performing the procedures to evaluate the reasonableness of the estimates of proved natural gas, oil and NGL reserves and the reasonableness of future production volumes applied in the full cost ceiling test. As a basis for using this work, specialists’ qualifications were understood and the Company’s relationship with the specialists was assessed. These procedures also included evaluation of the methods and assumptions used by specialists, tests of the completeness and accuracy of the data used by the specialists, and an evaluation of specialists’ findings.

/s/ PricewaterhouseCoopers LLP
Houston, Texas
February 23, 2023
We have served as the Company’s auditor since 2002.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
(in millions, except share/per share amounts)	2022	2021	2020
Operating Revenues:
Gas sales	$9,101	$3,412	$967
Oil sales	439	394	154
NGL sales	1,046	890	265
Marketing	4,419	1,963	917
Other	(3)	8	5
	15,002	6,667	2,308
Operating Costs and Expenses:
Marketing purchases	4,392	1,957	946
Operating expenses	1,616	1,170	813
General and administrative expenses	170	138	121
Merger-related expenses	27	76	41
Restructuring charges	—	7	16
Depreciation, depletion and amortization	1,174	546	357
Impairments	—	6	2,830
Taxes, other than income taxes	269	132	55
	7,648	4,032	5,179
Operating Income (Loss)	7,354	2,635	(2,871)
Interest Expense:
Interest on debt	292	220	171
Other interest charges	13	13	11
Interest capitalized	(121)	(97)	(88)
	184	136	94

Gain (Loss) on Derivatives	(5,259)	(2,436)	224
Gain (Loss) on Early Extinguishment of Debt	(14)	(93)	35
Other Income, Net	3	5	1

Income (Loss) Before Income Taxes	1,900	(25)	(2,705)
Provision for Income Taxes
Current	51	—	(2)
Deferred	—	—	409
	51	—	407
Net Income (Loss)	$1,849	$(25)	$(3,112)

Earnings (Loss) Per Common Share
Basic	$1.67	$(0.03)	$(5.42)
Diluted	$1.66	$(0.03)	$(5.42)

Weighted Average Common Shares Outstanding:
Basic	1,110,564,839	789,657,776	573,889,502
Diluted	1,113,184,254	789,657,776	573,889,502
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the years ended December 31,
(in millions)	2022	2021	2020
Net income (loss)	$1,849	$(25)	$(3,112)

Change in value of pension and other postretirement liabilities:
Amortization of prior service cost and net (gain) loss, including (gain) loss on settlements and curtailments included in net periodic pension cost (1)	(3)	2	3
Net actuarial gain (loss) incurred in period (2)	34	11	(8)
Total change in value of pension and postretirement liabilities	31	13	(5)
Comprehensive income (loss)	$1,880	$(12)	$(3,117)
(1)Includes $0.4 million in tax effects for the year ended December 31, 2021, respectively, which was netted against a valuation allowance and therefore included in accumulated other comprehensive income. The year ended December 31, 2020 is presented net of $1 million in taxes.
(2)Includes $1.1 million and $2.7 million in tax effect gains for the years ended December 31, 2022 and 2021, respectively, which were netted against a valuation allowance and therefore included in accumulated other comprehensive income. The year ended December 31, 2020 is presented net of $(2) million in taxes.
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS	(in millions, except share amounts)
Current assets:
Cash and cash equivalents	$50	$28
Accounts receivable, net	1,401	1,160
Derivative assets	145	183
Other current assets	68	42
Total current assets	1,664	1,413
Natural gas and oil properties, using the full cost method, including $2,217 million as of December 31, 2022 and $2,231 million as of December 31, 2021 excluded from amortization	35,763	33,631
Other	527	509
Less: Accumulated depreciation, depletion and amortization	(25,387)	(24,202)
Total property and equipment, net	10,903	9,938
Operating lease assets	177	187
Long-term derivative assets	72	226
Deferred tax assets	—	—
Other long-term assets	110	84
Total long-term assets	359	497
TOTAL ASSETS	$12,926	$11,848
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$206
Accounts payable	1,835	1,282
Taxes payable	136	93
Interest payable	86	75
Derivative liabilities	1,317	1,279
Current operating lease liabilities	42	42
Other current liabilities	65	75
Total current liabilities	3,481	3,052
Long-term debt	4,392	5,201
Long-term operating lease liabilities	133	142
Long-term derivative liabilities	378	632
Pension and other postretirement liabilities	9	23
Other long-term liabilities	209	251
Total long-term liabilities	5,121	6,249
Commitments and contingencies (Note 10)
Equity:
Common stock, $0.01 par value; 2,500,000,000 shares authorized; issued 1,161,545,588 shares as of December 31, 2022 and 1,158,672,666 as of December 31, 2021	12	12
Additional paid-in capital	7,172	7,150
Accumulated deficit	(2,539)	(4,388)
Accumulated other comprehensive income (loss)	6	(25)
Common stock in treasury, 61,614,693 shares as of December 31, 2022 and 44,353,224 as of December 31, 2021	(327)	(202)
Total equity	4,324	2,547
TOTAL LIABILITIES AND EQUITY	$12,926	$11,848
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(in millions)	2022	2021	2020
Cash Flows From Operating Activities:
Net income (loss)	$1,849	$(25)	$(3,112)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	1,174	546	357
Amortization of debt issuance costs	11	9	9
Impairments	—	6	2,830
Deferred income taxes	—	—	409
(Gain) loss on derivatives, unsettled	(24)	944	138
Stock-based compensation	4	2	3
(Gain) loss on early extinguishment of debt	14	93	(35)
Other	2	(3)	6
Changes in assets and liabilities, net of effect of Mergers:
Accounts receivable	(240)	(425)	50
Accounts payable	390	261	(131)
Taxes payable	43	(4)	(7)
Interest payable	4	6	(11)
Inventories	2	(3)	2
Other assets and liabilities	(75)	(44)	20
Net cash provided by operating activities	3,154	1,363	528

Cash Flows From Investing Activities:
Capital investments	(2,115)	(1,032)	(896)
Proceeds from sale of property and equipment	72	4	12
Cash acquired in mergers	—	66	3
Cash paid in mergers	—	(1,642)	—
Net cash used in investing activities	(2,043)	(2,604)	(881)

Cash Flows From Financing Activities:
Payments on current portion of long-term debt	(210)	—	—
Payments on long-term debt	(612)	(1,177)	(72)
Payments on revolving credit facility	(12,071)	(6,628)	(1,671)
Borrowings under revolving credit facility	11,861	6,388	2,337
Change in bank drafts outstanding	79	5	1
Repayment of revolving credit facilities associated with Mergers	—	(176)	(200)
Repayment of Montage senior notes	—	—	(522)
Proceeds from exercise of common stock options	7	—	—
Proceeds from issuance of long-term debt	—	2,900	350
Debt issuance and other financing costs	(14)	(53)	(10)
Proceeds from issuance of common stock	—	—	152
Purchase of treasury stock	(125)	—	—
Cash paid for tax withholding	(4)	(3)	(4)
Net cash provided by (used in) financing activities	(1,089)	1,256	361

Increase (decrease) in cash and cash equivalents	22	15	8
Cash and cash equivalents at beginning of year	28	13	5
Cash and cash equivalents at end of year	$50	$28	$13
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury
(in millions, except share amounts)	Shares Issued	Amount				Shares	Amount	Total
Balance at December 31, 2019	585,555,923	$6	$4,726	$(1,251)	$(33)	44,353,224	$(202)	$3,246
Comprehensive loss
Net loss	—	—	—	(3,112)	—	—	—	(3,112)
Other comprehensive loss	—	—	—	—	(5)	—	—	(5)
Total comprehensive loss	—	—	—	—	—	—	—	(3,117)
Stock-based compensation	—	—	4	—	—	—	—	4
Issuance of common stock	63,250,000	—	152	—	—	—	—	152
Issuance of restricted stock	311,446	—	—	—	—	—	—	—
Cancellation of restricted stock	(1,274,802)	—	—	—	—	—	—	—
Restricted units granted	2,697,170	—	3	—	—	—	—	3
Montage merger consideration	69,740,848	1	212	—	—	—	—	213
Tax withholding – stock compensation	(1,484,885)	—	(4)	—	—	—	—	(4)
Balance at December 31, 2020	718,795,700	$7	$5,093	$(4,363)	$(38)	44,353,224	$(202)	$497
Comprehensive loss
Net loss	—	—	—	(25)	—	—	—	(25)
Other comprehensive income	—	—	—	—	13	—	—	13
Total comprehensive loss	—	—	—	—	—	—	—	(12)
Stock-based compensation	—	—	2	—	—	—	—	2
Issuance of restricted stock	289,442	—	—	—	—	—	—	—
Cancellation of restricted stock	(405)	—	—	—	—	—	—	—
Restricted units granted	2,184,681	—	8	—	—	—	—	8
Performance units vested	1,001,505	—	4	—	—	—	—	4
Merger consideration	437,164,919	5	2,046	—	—	—	—	2,051
Tax withholding – stock compensation	(763,176)	—	(3)	—	—	—	—	(3)
Balance at December 31, 2021	1,158,672,666	$12	$7,150	$(4,388)	$(25)	44,353,224	$(202)	$2,547
Comprehensive income
Net income	—	—	—	1,849	—	—	—	1,849
Other comprehensive income	—	—	—	—	31	—	—	31
Total comprehensive income	—	—	—	—	—	—	—	1,880
Stock-based compensation	—	—	7	—	—	—	—	7
Exercise of stock options	893,312	—	7	—	—	—	—	7
Issuance of common stock	79	—	—	—	—	—	—	—
Issuance of restricted stock	185,774	—	—	—	—	—	—	—
Restricted units vested	21,981	—	—	—	—	—	—	—
Performance units vested	2,499,860	—	12	—	—	—	—	12
Treasury Stock	—	—	—	—	—	17,261,469	(125)	(125)
Tax withholding – stock compensation	(728,084)	—	(4)	—	—	—	—	(4)
Balance at December 31, 2022	1,161,545,588	$12	$7,172	$(2,539)	$6	61,614,693	$(327)	$4,324

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
The comparability of certain 2022 amounts to prior periods could be impacted as a result of the Montage Merger (as defined below) completed on November 13, 2020, the Indigo Merger (as defined below) completed on September 1, 2021, and the GEPH Merger (as defined below) on December 31, 2021. The Company believes the disclosures made are adequate to make the information presented not misleading.
Principles of Consolidation
The consolidated financial statements include the accounts of Southwestern and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
In 2015, the Company purchased an 86% ownership in a limited partnership that owns and operates a gathering system in Appalachia. Because the Company owns a controlling interest in the partnership, the operating and financial results are consolidated with the Company’s E&P segment results. The minority partner’s share of the partnership activity is reported in retained earnings in the consolidated financial statements. Net income attributable to noncontrolling interest for the years ended December 31, 2022, 2021 and 2020 was insignificant.
Major Customers
The Company sells the vast majority of its E&P natural gas, oil and NGL production to third-party customers through its marketing subsidiary. Customers include major energy companies, utilities and industrial purchasers of natural gas. For the year ended December 31, 2022 one purchaser accounted for 17% of annual revenues. A default on this account could have a material impact on the Company, but the Company does not believe that there is a material risk of a default. For the year ended December 31, 2021, one purchaser accounted for 12% of annual revenues. No other purchasers accounted for more than 10% of consolidated revenues. The Company believes that the loss of any one customer would not have an adverse effect on its ability to sell its natural gas, oil and NGL production.
Cash and Cash Equivalents
Cash and cash equivalents are defined by the Company as short-term, highly liquid investments that have an original maturity of three months or less and deposits in money market mutual funds that are readily convertible into cash. Management considers cash and cash equivalents to have minimal credit and market risk as the Company monitors the credit status of the financial institutions holding its cash and marketable securities. The Company had $50 million and $28 million in cash and cash equivalents as of December 31, 2022 and 2021, respectively.
Certain of the Company’s cash accounts are zero-balance controlled disbursement accounts. The Company presents the outstanding checks written against these zero-balance accounts as a component of accounts payable in the accompanying consolidated balance sheets. Outstanding checks included as a component of accounts payable totaled $100 million and $21 million as of December 31, 2022 and 2021, respectively.
Property, Depreciation, Depletion and Amortization
Natural Gas and Oil Properties. The Company utilizes the full cost method of accounting for costs related to the exploration, development and acquisition of natural gas and oil properties. The following table shows the capitalized costs of natural gas and oil properties and the related accumulated depreciation, depletion and amortization as of December 31, 2022 and 2021:

(in millions)	2022	2021
Proved properties	$33,546	$31,400
Unproved properties	2,217	2,231
Total capitalized costs	35,763	33,631
Less: Accumulated depreciation, depletion and amortization	(25,033)	(23,884)
Net capitalized costs	$10,730	$9,747
Under the full cost method of accounting, all such costs (productive and nonproductive), including salaries, benefits and other internal costs directly attributable to these activities, are capitalized on a country-by-country basis and amortized over the estimated lives of the properties using the units-of-production method. These capitalized costs are subject to a ceiling test that limits such pooled costs, net of applicable deferred taxes, to the aggregate of the present value of future net revenues attributable to proved natural gas, oil and NGL reserves discounted at 10% (standardized measure). Any costs in excess of the ceiling are written off as a non-cash expense. The expense may not be reversed in future periods, even though higher natural gas, oil and NGL prices may subsequently increase the ceiling. Companies using the full cost method are required to use the average quoted price from the first day of each month from the previous 12 months, including the impact of derivatives designated for hedge accounting, to calculate the ceiling value of their reserves. Prices used to calculate the ceiling value of reserves were as follows:

	For the years ended December 31,
	2022	2021	2020
Natural gas (per MMBtu)	$6.36	$3.60	$1.98
Oil (per Bbl)	$93.67	$66.56	$39.57
NGLs (per Bbl)	$34.35	$28.65	$10.27
Using the average quoted prices above, adjusted for market differentials, the net book value of the Company’s United States natural gas and oil properties did not exceed the ceiling amount at December 31, 2022 or 2021. The net book value of its natural gas and oil properties exceeded the ceiling amount in each quarter of 2020 resulting in a total non-cash full cost ceiling test impairment of $2,825 million. The Company had no derivative positions that were designated for hedge accounting as of December 31, 2022, 2021 and 2020. Future decreases in market prices, as well as changes in production rates, levels of reserves, evaluation costs excluded from amortization, future development costs and production costs may result in future non-cash impairments to the Company’s natural gas and oil properties.
No impairment expense was recorded in 2022, 2021 or 2020 in relation to the Company’s natural gas and oil properties acquired from Montage. These properties were recorded at fair value as of November 13, 2020, in accordance with Accounting Standards Codification (“ASC”) Topic 820 – Fair Value Measurement. In the fourth quarter of 2020, pursuant to SEC guidance, the Company determined that the fair value of the properties acquired at the closing of the Montage Merger clearly exceeded the related full-cost ceiling limitation beyond a reasonable doubt and received a waiver from the SEC to exclude the properties acquired in the Montage Merger from the ceiling test calculation. This waiver was granted for all reporting periods through and including the quarter ending September 30, 2021, as long as the Company could continue to demonstrate that the fair value of properties acquired clearly exceeded the full cost ceiling limitation beyond a reasonable doubt in each reporting period. As part of the waiver received from the SEC, the Company was required to disclose what the full cost ceiling test impairment amounts for all periods presented in each applicable quarterly and annual filing would have been if the waiver had not been granted. The fair value of the properties acquired in the Montage Merger was based on future commodity market pricing for natural gas and oil pricing existing at the date of the Montage Merger, and management affirmed that there has not been a material decline to the fair value of these acquired assets since the Montage Merger. The properties acquired in the Montage Merger had an unamortized cost at December 31, 2020 of $1,087 million. Had management not received the waiver from the SEC, the impairment charge recorded would have been an additional $539 million for the year ended December 31, 2020. Due to the improvement in commodity prices during 2021, no impairment charge would have been recorded in 2021 even when including the Montage natural gas and oil properties in the full cost ceiling test.
Costs associated with unevaluated properties are excluded from the amortization base until the properties are evaluated or impairment is indicated. The costs associated with unevaluated leasehold acreage and related seismic data, wells currently drilling and related capitalized interest are initially excluded from the amortization base. Leasehold costs are either transferred to the amortization base with the costs of drilling a well on the lease or are assessed at least annually for possible impairment or reduction in value. The Company’s decision to withhold costs from amortization and the timing of the transfer of those costs into the amortization base involves judgment and may be subject to changes over time based on several factors, including drilling plans, availability of capital, project economics and drilling results from adjacent acreage. At December 31, 2022, the Company had a total of $2,217 million of costs excluded from the amortization base, all of which related to its properties in the United States.
Natural gas and oil properties not subject to amortization represent investments in unproved properties and major development projects in which the Company owns an interest. These unproved property costs include unevaluated costs associated with leasehold or drilling interests and unevaluated costs associated with wells in progress. The table below sets forth the composition of net unevaluated costs excluded from amortization as of December 31, 2022:

(in millions)	2022	2021	2020	Prior	Total
Property acquisition costs	$86	$764	$71	$973	$1,894
Exploration and development costs	12	11	8	14	45
Capitalized interest	118	75	48	37	278
	$216	$850	$127	$1,024	$2,217
Of the total net unevaluated costs excluded from amortization as of December 31, 2022, approximately $1.1 billion is related to undeveloped properties in Appalachia which were acquired in 2014 and 2015, $111 million is related to Montage properties acquired in November 2020 and approximately $778 million is related to the acquisition of undeveloped properties in Haynesville which were acquired in September 2021 and December 2021. Additionally, the Company has approximately $278 million of unevaluated capitalized interest. The Company has $46 million of unevaluated costs related to wells in progress (included within the Appalachia, Montage and Haynesville amounts above). The remaining costs excluded from amortization are related to properties which are not individually significant and on which the evaluation process has not been completed. The timing and amount of property acquisition and seismic costs included in the amortization computation will depend on the location and timing of drilling wells, results of drilling and other assessments. The Company is, therefore, unable to estimate when these costs will be included in the amortization computation.
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
The estimated useful lives of those assets depreciated under the straight-line method are as follows:

Water facilities	5 – 10 years
Gathering systems	15 – 25 years
Technology infrastructure	3 – 7 years
Drilling rigs and equipment	3 years
Buildings and leasehold improvements	10 – 30 years

Other property, plant and equipment is comprised of the following:

(in millions)	December 31, 2022	December 31, 2021
Water facilities	$238	$237
Gathering systems	56	56
Technology infrastructure	135	135
Drilling rigs and equipment	31	28
Land, buildings and leasehold improvements	16	16
Other	51	37
Less: Accumulated depreciation and impairment	(354)	(318)
Total	$173	$191
Impairment of Long-Lived Assets. The carrying value of non-full cost pool long-lived assets is evaluated for recoverability whenever events or changes in circumstances indicate that it may not be recoverable. Should an impairment exist, the impairment loss would be measured as the amount that the asset’s carrying value exceeds its fair value. The company did not recognize an impairment during the year ended December 31, 2022 and recognized impairments of $6 million and $5 million related to non-core assets for the years ended December 31, 2021 and 2020, respectively.
Intangible Assets. The carrying value of intangible assets are evaluated for recoverability whenever events or changes in circumstances indicate that it may not be recoverable. Intangible assets are amortized over their useful life. At December 31, 2022 and 2021, the Company had $43 million and $48 million, respectively, in marketing-related intangible assets, of which $38 million and $43 million were included in Other long-term assets on the respective consolidated balance sheets. The Company amortized $5 million of its marketing-related intangible asset in 2022, $8 million in 2021 and $9 million in 2020. The Company expects to amortize $5 million in 2023 and in each of the four years thereafter.
Leases
The Company determines if a contract contains a lease at inception or as a result of an acquisition. A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment (an identified asset) for a period of time in exchange for consideration. A right-of-use asset and corresponding lease liability are recognized on the balance sheet at commencement at an amount based on the present value of the remaining lease payments over the lease term. As the implicit rate of the lease is not always readily determinable, the Company uses the incremental borrowing rate to calculate the present value of the lease payments based on information available at commencement date, such as the initial lease term. Operating right-of-use assets and operating lease liabilities are presented separately on the consolidated balance sheet. The Company does not have any finance leases as of December 31, 2022. By policy election, leases with an initial term of twelve months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis, and variable lease payments are recognized in the period as incurred.
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

The Company accounts for uncertainty in income taxes using a recognition and measurement threshold for tax positions taken or expected to be taken in a tax return. The tax benefit from an uncertain tax position is recognized when it is more likely than not that the position will be sustained upon examination by taxing authorities based on technical merits of the position. The amount of the tax benefit recognized is the largest amount of the benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The effective tax rate and the tax basis of assets and liabilities reflect management’s estimates of the ultimate outcome of various tax uncertainties. The Company recognizes penalties and interest related to uncertain tax positions within the provision (benefit) for income taxes line in the accompanying consolidated statements of operations. Additional information regarding uncertain tax positions can be found in Note 11.
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
In 2022, in connection with our share repurchase program, we repurchased approximately 17,261,469 shares at an average price of $7.24 per share for a total cost of approximately $125 million.
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

The following table presents the computation of earnings per share for the years ended December 31, 2022, 2021 and 2020:

	For the years ended December 31,
(in millions, except share/per share amounts)	2022	2021	2020
Net income (loss)	$1,849	$(25)	$(3,112)

Number of common shares:
Weighted average outstanding	1,110,564,839	789,657,776	573,889,502
Issued upon assumed exercise of outstanding stock options	—	—	—
Effect of issuance of non-vested restricted common stock	763,067	—	—
Effect of issuance of non-vested restricted units	1,500,815	—	—
Effect of issuance of non-vested performance units	355,533	—	—
Weighted average and potential dilutive outstanding	1,113,184,254	789,657,776	573,889,502

Earnings (loss) per common share:
Basic	$1.67	$(0.03)	$(5.42)
Diluted	$1.66	$(0.03)	$(5.42)
The following table presents the common stock shares equivalent excluded from the calculation of diluted earnings per share for the years ended December 31, 2022, 2021 and 2020, as they would have had an antidilutive effect:

	For the years ended December 31,
	2022	2021	2020
Unexercised stock options	2,265,589	3,683,363	4,427,040
Unvested share-based payment	53,924	832,989	962,662
Restricted units	192,515	2,226,981	4,452,876
Performance units	—	2,194,477	2,818,653
Total	2,512,028	8,937,810	12,661,231
Supplemental Disclosures of Cash Flow Information
The following table provides additional information concerning interest and income taxes paid as well as changes in noncash investing activities for the years ended December 31, 2022, 2021 and 2020:

	For the years ended December 31,
(in millions)	2022	2021		2020
Cash paid during the year for interest, net of amounts capitalized	$161	$106		$75
Cash paid (received) during the year for income taxes	41	—	(1)	(32)
Non-cash investing activities	94	3,690	(2)	1,084	(3)
Non-cash financing activities	—	2,051	(4)	213	(5)
(1)Cash received in 2021 for income taxes was immaterial.
(2)Includes $3,045 million and $581 million in non-cash property additions related to the Indigo Merger and the GEPH Merger, respectively.
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
Liability-Classified Awards
The Company classifies certain awards that can or will be settled in cash as liability awards. The fair value of a liability-classified award is determined on a quarterly basis beginning at the grant date until final vesting. Changes in the fair value of liability-classified awards are recorded to general and administrative expense, operating expense and capitalized expense over the vesting period of the award. The Company’s liability-classified performance unit awards that were granted in 2019 include a performance condition based on the return of average capital employed, and two market conditions, one based on absolute total shareholder return (“TSR”) and the other on relative TSR as compared to a group of the Company’s peers. The liability-based performance unit awards granted in 2020 include a performance condition based on return on average capital employed and a market condition based on relative TSR. In 2021, two types of performance unit awards were granted. One type of award includes a performance condition based on return on capital employed and a performance condition based on a reinvestment rate, and the second type of award includes one market condition based on relative TSR. In 2022, two types of performance units were granted. One type of award includes performance conditions based on return on capital employed and reinvestment rate. The other 2022 awards were accounted for as equity classified awards. The fair values of the market conditions discussed above are calculated by Monte Carlo models on a quarterly basis. See Note 14 for a discussion of the Company’s stock-based compensation.
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
Treasury Stock
In 2022, the Company repurchased 17,261,469 shares of its outstanding common stock per a previously announced share repurchase program at an average price of $7.24 per share for approximately $125 million.
The Company maintains a frozen legacy non-qualified deferred compensation supplemental retirement savings plan for certain key employees whereby participants could elect to defer and contribute a portion of their compensation to a Rabbi Trust, as permitted by the plan. The Company includes the assets and liabilities of its supplemental retirement savings plan in its consolidated balance sheet. Shares of the Company’s common stock purchased under the non-qualified deferred compensation arrangement are held in the Rabbi Trust, are presented as treasury stock and are carried at cost. As of December 31, 2022 and 2021, 1,743 shares and 2,035 shares, respectively, were held in the Rabbi Trust and were accounted for as treasury stock.
Foreign Currency Translation
The Company has designated the Canadian dollar as the functional currency for its activities in Canada. The cumulative translation effects of translating the accounts from the functional currency into the U.S. dollar at current exchange rates are included as a separate component of other comprehensive income within stockholders’ equity.
New Accounting Standards Implemented in this Report
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform, as a new ASC Topic, ASC 848. The purpose of ASC 848 is to provide optional guidance to ease the potential effects on financial reporting of the market-wide migration away from Interbank Offered Rates, such as the London Interbank Offered Rate (“LIBOR”), to alternative reference rates. ASC 848 applies only to contracts, hedging relationships, debt arrangements and other transactions that reference a benchmark reference rate expected to be discontinued because of reference rate reform. ASC 848 contains optional expedients and exceptions for applying U.S. GAAP to transactions affected by this reform. The amendments in the ASU are effective for all entities as of March 12, 2020 through December 31, 2022.
As discussed in Note 9, the Company amended and extended its credit facility which is subject to the Secured Overnight Financing Rate (“SOFR”) interest rates beginning in the second quarter of 2022. The change from LIBOR to SOFR rates did not have a material impact on the Company’s consolidated financial statements.
New Accounting Standards Not Yet Adopted in this Report
None that are expected to have a material impact.
(2) ACQUISITIONS
GEP Haynesville, LLC Merger
On November 3, 2021, Southwestern entered into an Agreement and Plan of Merger with Mustang Acquisition Company, LLC (“Mustang”), GEP Haynesville, LLC (“GEPH”) and GEPH Unitholder Rep, LLC (the “GEPH Merger Agreement”).

Pursuant to the terms of the GEPH Merger Agreement, GEPH merged with and into Mustang, a subsidiary of Southwestern, and became a wholly-owned subsidiary of Southwestern (the “GEPH Merger”). The GEPH Merger closed on December 31, 2021 and expanded the Company’s operations in the Haynesville and Bossier Shales.
Under the terms and conditions of the GEPH Merger Agreement, the outstanding equity interests in GEPH were cancelled and converted into the right to receive $1,263 million in cash consideration and 99,337,748 shares of Southwestern common stock. These shares of Southwestern common stock had an aggregate dollar value equal to approximately $463 million, based on the closing price of $4.66 per share of Southwestern common stock on the NYSE on December 31, 2021. In addition, the Company assumed GEPH’s revolving line of credit balance of $81 million as of December 31, 2021. This balance was subsequently repaid, and the GEPH revolving line of credit was retired on December 31, 2021. See Note 1 and Note 9 for additional information.
The GEPH Merger constituted a business combination, and was accounted for using the acquisition method of accounting. For tax purposes, the GEPH Merger was treated as a sale of partnership interests and an acquisition of assets. The following table presents the fair value of consideration transferred to GEPH equity holders as a result of the GEPH Merger:

(in millions, except share, per share amounts)	As of December 31, 2021
Shares of Southwestern common stock issued	99,337,748
NYSE closing price per share of Southwestern common shares on December 31, 2021	$4.66
$463
Cash consideration(1)	1,263
Total consideration	$1,726
(1)Reflects $6 million of customary post-close cash consideration adjustments.
The following table sets forth the fair value of the assets acquired and liabilities assumed as of the acquisition date. The purchase price allocation was complete as of the fourth quarter of 2022.

(in millions)	As of December 31, 2021
Consideration:
Total consideration	$1,726
Fair Value of Assets Acquired:
Cash and cash equivalents	11
Accounts receivable(1)	180
Other current assets(1)	1
Commodity derivative assets	56
Evaluated oil and gas properties	1,783
Unevaluated oil and gas properties	59
Other property, plant and equipment	2
Other long-term assets	3
Total assets acquired	2,095
Fair Value of Liabilities Assumed:
Accounts payable(1)	176
Other current liabilities	1
Derivative liabilities	75
Revolving credit facility	81
Asset retirement obligations	24
Other noncurrent liabilities(1)	12
Total liabilities assumed	369
Net Assets Acquired and Liabilities Assumed	$1,726
(1)Reflects adjustments consisting of a $9 million increase to accounts receivable, a $2 million decrease to other current assets, a $6 million increase to accounts payable and a $7 million increase to other non-current liabilities during the twelve months ended December 31, 2022.
The assets acquired and liabilities assumed were recorded at their fair values at the date of the GEPH Merger. The valuation of certain assets, including property, were based on appraisals. The fair value of acquired equipment was based on both available market data and a cost approach.

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

The following table sets forth the fair value of the assets acquired and liabilities assumed as of the acquisition date. The purchase price allocation was complete as of the third quarter of 2022.

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
(1)Reflects a $6 million adjustment during 2022 due to finalization of purchase accounting.
(2)Reflects adjustments consisting of a $1 million increase to accounts receivable, an $11 million increase to accounts payable and a $4 million decrease to other non-current liabilities during 2022 due to finalization of purchase accounting.
The assets acquired and liabilities assumed were recorded at their fair values at the date of the Indigo Merger. The valuation of certain assets, including property, were based on appraisals. The fair value of acquired equipment was based on both available market data and a cost approach.
With the completion of the Indigo Merger, Southwestern acquired proved and unproved properties of approximately $2,724 million and $690 million, respectively, primarily associated with the Haynesville and Bossier formations. The remaining $4 million in Other property, plant and equipment consists of land, water facilities and various equipment.
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
Prior to the Indigo Merger, in May 2021, Indigo closed on an agreement to divest its Cotton Valley natural gas and oil properties. Indigo retained certain contractual commitments related to volume commitments associated with natural gas gathering, for which Southwestern will assume the obligation to pay the gathering provider for any unused portion of the volume commitment under the agreement through 2027, depending on the buyer’s actual use. As of the acquisition date, up to approximately $34 million of these contractual commitments remained and the Company recorded a $17 million liability. As of

December 31, 2022, up to approximately $30 million of these contractual commitments remain, and the Company has a $16 million remaining liability for the estimated future payments.
Excluding the Cotton Valley gathering agreement (discussed above), the Company has recorded additional liabilities totaling $81 million as of the acquisition close date and had $26 million remaining as of December 31, 2022, primarily related to purchase or volume commitments associated with gathering, fresh water and sand. The remaining amounts as of December 31, 2022 will be recognized as payments are made over a 7 month period.
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
In anticipation of the Montage Merger, in August 2020 Southwestern issued $350 million of new senior unsecured notes and 63,250,000 shares of common stock for $152 million after deducting underwriting discounts and offering expenses. The Company used the net proceeds from the debt and common stock offerings and borrowings under its credit facility to fund a redemption of $510 million aggregate principal amount of Montage's outstanding 8.875% senior notes due 2023 (the "Montage Notes") and related accrued interest in connection with the closing of the Montage Merger. See Note 1 and Note 9 for additional information.
The Montage Merger constituted a business combination and was accounted for using the acquisition method of accounting. Total consideration for the deal, consisted of 69,740,848 shares of Southwestern common stock valued at the closing price of $3.05 per share on the NYSE on November 13, 2020, and the total net assets acquired and liabilities assumed was $213 million.
The assets acquired and liabilities assumed were recorded at their fair values at the date of the Montage Merger. The valuation of certain assets, including property, were based on appraisals. The fair value of acquired equipment was based on both available market data and a cost approach.
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
Pro Forma Information
The following table summarizes the unaudited pro forma condensed financial information of Southwestern as if the Montage Merger had occurred on January 1, 2019, and the Indigo Merger and the GEPH Merger each had occurred on January 1, 2020:

	For the years ended December 31,
(in millions, except per share amounts)	2021 (1)	2020
Revenues	$8,301	$3,836
Net income (loss) attributable to common stock	$(354)	$(3,243)
Net income (loss) attributable to common stock per share – basic	$(0.32)	$(2.92)
Net income (loss) attributable to common stock per share – diluted	$(0.32)	$(2.92)
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
Merger-Related Expenses
The following table summarizes the merger-related expenses incurred for the years ended December 31, 2022 and 2021:

	For the years ended December 31,
	2022			2021				2020
(in millions)	Indigo Merger	GEPH Merger	Total	Indigo Merger	GEPH Merger	Montage Merger	Total	Montage Merger
Transition Services	$—	$18	$18	$—	$—	$—	$—	$—
Professional fees (bank, legal, consulting)	—	1	1	27	19	1	47	18
Representation & warranty insurance	—	—	—	4	7	—	11	—
Contract buyouts, terminations and transfers	1	2	3	7	1	—	8	5
Due diligence and environmental	1	1	2	3	1	—	4	—
Employee-related	—	1	1	2	—	1	3	17
Other	—	2	2	2	—	1	3	1
Total merger-related expenses	$2	$25	$27	$45	$28	$3	$76	$41
(3) RESTRUCTURING CHARGES
As part of a strategic effort to reposition its portfolio, optimize operational performance and improve margins, the Company incurred charges in recent years related to restructuring that include reductions in workforce and other costs. These charges are further discussed below. The following table presents a summary of the restructuring charges included in Operating Income for the years ended December 31, 2022, 2021 and 2020:

	For the years ended December 31,
(in millions)	2022	2021	2020
Severance (including payroll taxes) (1)	$—	$7	$16
(1)All restructuring charges were recorded on the Company's E&P segment for all applicable years.
In February 2021, the Company notified employees of a workforce reduction plan as part of an ongoing strategic effort to reposition its portfolio, optimize operational performance and improve margins. Affected employees were offered a severance package, which included a one-time payment depending on length of service and, if applicable, the current value of unvested long-term incentive awards that were forfeited. These costs were recognized as restructuring charges for the year ended December 31, 2021, and were substantially complete by the end of the first quarter of 2021.
In February 2020, the Company notified employees of a workforce reduction plan as a result of a strategic realignment of the Company’s organizational structure. Affected employees were offered a severance package, which included a one-time payment depending on length of service and, if applicable, the current value of unvested long-term incentive awards that were forfeited. These costs were recognized as restructuring charges for the year ended December 31, 2020. The Company also recognized additional severance costs in the fourth quarter of 2020 related to a continued organizational restructuring.
The Company had no material restructuring activities during the year ended December 31, 2022, and no material liabilities associated with restructuring at December 31, 2022 and December 31, 2021.
(4) LEASES
The Company’s variable lease costs are primarily comprised of variable operating charges incurred in connection with its headquarters lease. The variable lease costs are expected to continue throughout the lease term. There are currently no material residual value guarantees in the Company’s existing leases.

The components of lease costs are shown below:

	For the years ended December 31,
(in millions)	2022	2021	2020
Operating lease cost	$63	$54	$48
Short-term lease cost	93	15	35
Variable lease cost	3	3	3
Total lease cost	$159	$72	$86
As of December 31, 2022, the Company had operating leases of $15 million, related primarily to compressor leases, which have been executed but not yet commenced. These operating leases are planned to commence during 2023 with lease terms expiring through 2028. The Company’s existing operating leases do not contain any material restrictive covenants.
Supplemental cash flow information related to leases is set forth below:

	For the years ended December 31,
(in millions)	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$62	$53	$47

Right-of-use assets obtained in exchange for operating liabilities:
Operating leases	$43	$73	$48

Supplemental balance sheet information related to leases is as follows:

(in millions)	December 31, 2022	December 31, 2021
Right-of-use asset balance:
Operating leases	$177	$187
Lease liability balance:
Current operating leases	$42	$42
Long-term operating leases	133	142
Total operating leases	$175	$184

Weighted average remaining lease term: (years)
Operating leases	4.9	5.5

Weighted average discount rate:
Operating leases	7.32%	6.77%
Maturity analysis of operating lease liabilities:

(in millions)	December 31, 2022
2023	$53
2024	41
2025	35
2026	31
2027	27
Thereafter	20
Total undiscounted lease liability	207
Imputed interest	(32)
Total discounted lease liability	$175

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
Disaggregation of Revenues
The Company presents a disaggregation of E&P revenues by product in the consolidated statements of operations net of intersegment revenues. The following table reconciles operating revenues as presented on the consolidated statements of operations to the operating revenues by segment:

(in millions)	E&P	Marketing	Intersegment Revenues	Total
Year ended December 31, 2022
Gas sales	$9,100	$—	$1	$9,101
Oil sales	434	—	5	439
NGL sales	1,046	—	—	1,046
Marketing	—	14,521	(10,102)	4,419
Other (1)	(3)	—	—	(3)
Total	$10,577	$14,521	$(10,096)	$15,002

Year ended December 31, 2021
Gas sales	$3,358	$—	$54	$3,412
Oil sales	389	—	5	394
NGL sales	888	—	2	890
Marketing	—	6,186	(4,223)	1,963
Other (1)	5	3	—	8
Total	$4,640	$6,189	$(4,162)	$6,667

Year ended December 31, 2020
Gas sales	$928	$—	$39	$967
Oil sales	150	—	4	154
NGL sales	265	—	—	265
Marketing	—	2,145	(1,228)	917
Other (1)	5	—	—	5
Total	$1,348	$2,145	$(1,185)	$2,308
(1)Other E&P revenues consists primarily of gas balancing and water sales to third-party operators, and other marketing revenues consists primarily of sales of gas from storage.

Associated E&P revenues are also disaggregated for analysis on a geographic basis by the core areas in which the Company operates, which are primarily Appalachia and Haynesville.

	For the years ended December 31,
(in millions)	2022	2021	2020
Appalachia	$6,314	$3,955	$1,348
Haynesville	4,263	682	—
Other	—	3	—
Total	$10,577	$4,640	$1,348
Receivables from Contracts with Customers
The following table reconciles the Company’s receivables from contracts with customers to consolidated accounts receivable as presented on the consolidated balance sheet:

(in millions)	December 31, 2022	December 31, 2021
Receivables from contracts with customers	$1,313	$1,085
Other accounts receivable	88	75
Total accounts receivable	$1,401	$1,160
Amounts recognized against the Company’s allowance for doubtful accounts related to receivables arising from contracts with customers were immaterial for the years ended December 31, 2022 and 2021. The Company has no contract assets or contract liabilities associated with its revenues from contracts with customers.
(6) DERIVATIVES AND RISK MANAGEMENT
The Company is exposed to volatility in market prices and basis differentials for natural gas, oil and NGLs, which impacts the predictability of its cash flows related to the sale of those commodities. These risks are managed by the Company’s use of certain derivative financial instruments. As of December 31, 2022, the Company’s derivative financial instruments consisted of fixed price swaps, two-way costless collars, three-way costless collars, basis swaps, call options and interest rate swaps. A description of the Company’s derivative financial instruments is provided below:

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

The following tables provide information about the Company’s financial instruments that are sensitive to changes in commodity prices and that are used to protect the Company’s exposure. None of the financial instruments below are designated for hedge accounting treatment. The tables present the notional amount, the weighted average contract prices and the fair value by expected maturity dates as of December 31, 2022:
Financial Protection on Production

		Weighted Average Price per MMBtu					Fair value at December 31, 2022 ($ in millions)
	Volume (Bcf)	Swaps	Sold Puts	Purchased Puts	Sold Calls	Basis Differential
Natural Gas
2023
Fixed price swaps	504	$3.08	$—	$—	$—	$—	$(581)
Two-way costless collars	219	—	—	3.03	3.55	—	(188)
Three-way costless collars	215	—	2.09	2.54	3.00	—	(293)
Total	938						$(1,062)
2024
Fixed price swaps	318	$3.37	$—	$—	$—	$—	$(253)
Two-way costless collars	49	—	—	3.17	3.91	—	(38)
Three-way costless collars	11	—	2.25	2.80	3.54	—	(17)
Total	378						$(308)

Basis swaps
2023	281	$—	$—	$—	$—	$(0.50)	$(5)
2024	46	—	—	—	—	(0.71)	13
2025	9	—	—	—	—	(0.64)	3
Total	336						$11

		Weighted Average Price per Bbl				Fair value at December 31, 2022 ($ in millions)
	Volume (MBbls)	Swaps	Sold Puts	Purchased Puts	Sold Calls
Oil
2023
Fixed price swaps	1,081	$60.05	$—	$—	$—	$(20)
Three-way costless collars	1,268	—	33.97	45.51	56.12	(30)
Total	2,349					$(50)
2024
Fixed price swaps	913	$70.66	$—	$—	$—	$(3)
2025
Fixed price swaps	41	$77.66	$—	$—	$—	$—

		Weighted Average Price per Bbl				Fair value at December 31, 2022 ($ in millions)
	Volume (MBbls)	Swaps	Sold Puts	Purchased Puts	Sold Calls

Ethane
2023
Fixed price swaps	3,810	$12.52	$—	$—	$—	$3
2024
Fixed price swaps	420	$12.03	$—	$—	$—	$1

Propane
2023
Fixed price swaps	3,100	$35.95	$—	$—	$—	$9
2024
Fixed price swaps	566	$35.94	$—	$—	—	$1

Normal Butane
2023
Fixed price swaps	347	$41.24	$—	$—	$—	$1

Natural Gasoline
2023
Fixed price swaps	359	$66.00	$—	$—	$—	$—

Other Derivative Contracts
	Volume (Bcf)	Weighted Average Strike Price per MMBtu	Fair value at December 31, 2022 ($ in millions)
Call Options – Natural Gas (Net)
2023	46	$2.94	$(70)
2024	9	3.00	(18)
Total	55		$(88)

Put Options – Natural Gas
2024	5	$4.00	$4
At December 31, 2022, the net fair value of the Company’s financial instruments was a $1,478 million liability, including a net reduction of the liability of $3 million due to a non-performance risk adjustment. See Note 8 for additional details regarding the Company's fair value measurements of its derivative positions.
As of December 31, 2022, the Company had no positions designated for hedge accounting treatment. Gains and losses on derivatives that are not designated for hedge accounting treatment, or do not meet hedge accounting requirements, are recorded as a component of gain (loss) on derivatives on the consolidated statements of operations. Accordingly, the gain (loss) on derivatives component of the statement of operations reflects the gains and losses on both settled and unsettled derivatives. Only the settled gains and losses are included in the Company’s realized commodity price calculations.

The balance sheet classification of the assets and liabilities related to derivative financial instruments are summarized below as of December 31, 2022 and 2021:

Derivative Assets
	Balance Sheet Classification	Fair Value
(in millions)		December 31, 2022	December 31, 2021
Derivatives not designated as hedging instruments:
Fixed price swaps – natural gas	Derivative assets	—	79
Fixed price swaps – ethane	Derivative assets	4	2
Fixed price swaps – propane	Derivative assets	9	2
Fixed price swaps – normal butane	Derivative assets	1	1
Fixed price swaps – natural gasoline	Derivative assets	1	—
Two-way costless collars – natural gas	Derivative assets	47	9
Three-way costless collars – natural gas	Derivative assets	18	12
Three-way costless collars – oil	Derivative assets	1	1
Basis swaps – natural gas	Derivative assets	64	77
Fixed price swaps – natural gas	Other long-term assets	28	64
Fixed price swaps – oil	Other long-term assets	1	—
Fixed price swaps – ethane	Other long-term assets	1	—
Fixed price swaps – propane	Other long-term assets	1	—
Two-way costless collars – natural gas	Other long-term assets	18	100
Three-way costless collars – natural gas	Other long-term assets	3	37
Three-way costless collars – oil	Other long-term assets	—	3
Basis swaps – natural gas	Other long-term assets	17	22
Put options – natural gas	Other long-term assets	4	—
Interest rate swaps	Other long-term assets	—	2
Total derivative assets		$218	$411

Derivative Liabilities
	Balance Sheet Classification	Fair Value
(in millions)		December 31, 2022	December 31, 2021
Derivatives not designated as hedging instruments:
Fixed price swaps – natural gas storage	Derivative liabilities	$—	$1
Fixed price swaps – natural gas	Derivative liabilities	581	565
Fixed price swaps – oil	Derivative liabilities	20	60
Fixed price swaps – ethane	Derivative liabilities	1	10
Fixed price swaps – propane	Derivative liabilities	—	78
Fixed price swaps – normal butane	Derivative liabilities	—	27
Fixed price swaps – natural gasoline	Derivative liabilities	1	33
Two-way costless collars – natural gas	Derivative liabilities	235	104
Two-way costless collars – ethane	Derivative liabilities	—	1
Three-way costless collars – natural gas	Derivative liabilities	311	298
Three-way costless collars – oil	Derivative liabilities	31	24
Three-way costless collars – propane	Derivative liabilities	—	4
Basis swaps – natural gas	Derivative liabilities	69	9
Call options – natural gas	Derivative liabilities	70	67
Fixed price swaps – natural gas	Other long-term liabilities	281	246
Fixed price swaps – oil	Other long-term liabilities	4	9
Fixed price swaps – propane	Other long-term liabilities	—	1
Fixed price swaps – natural gasoline	Other long-term liabilities	—	1
Two-way costless collars – natural gas	Other long-term liabilities	56	115
Three-way costless collars – natural gas	Other long-term liabilities	20	178
Three-way costless collars – oil	Other long-term liabilities	—	21
Basis swaps – natural gas	Other long-term liabilities	1	22
Call options – natural gas	Other long-term liabilities	18	42
Total derivative liabilities		$1,699	$1,916

Net Derivative Position
	As of December 31,
	2022	2021
	(in millions)
Net current derivative liabilities	$(1,174)	$(1,098)
Net long-term derivative liabilities	(307)	(407)
Non-performance risk adjustment	3	3
Net total derivative liabilities	$(1,478)	$(1,502)

The following tables summarize the before-tax effect of the Company’s derivative instruments on the consolidated statements of operations for the years ended December 31, 2022 and 2021:

Unsettled Gain (Loss) on Derivatives Recognized in Earnings
	Consolidated Statement of Operations Classification of Gain (Loss) on Derivatives, Unsettled	For the years ended December 31,
Derivative Instrument		2022	2021
		(in millions)
Purchased fixed price swaps – natural gas	Gain (Loss) on Derivatives	$—	$(1)
Fixed price swaps – natural gas	Gain (Loss) on Derivatives	(166)	(237)
Fixed price swaps – oil	Gain (Loss) on Derivatives	46	(70)
Fixed price swaps – ethane	Gain (Loss) on Derivatives	12	2
Fixed price swaps – propane	Gain (Loss) on Derivatives	87	(40)
Fixed price swaps – normal butane	Gain (Loss) on Derivatives	27	(18)
Fixed price swaps – natural gasoline	Gain (Loss) on Derivatives	34	(18)
Two-way costless collars – natural gas	Gain (Loss) on Derivatives	(116)	(83)
Two-way costless collars – oil	Gain (Loss) on Derivatives	—	1
Two-way costless collars – ethane	Gain (Loss) on Derivatives	1	—
Three-way costless collars – natural gas	Gain (Loss) on Derivatives	117	(375)
Three-way costless collars – oil	Gain (Loss) on Derivatives	11	(41)
Three-way costless collars – propane	Gain (Loss) on Derivatives	4	(4)
Basis swaps – natural gas	Gain (Loss) on Derivatives	(57)	3
Call options – natural gas	Gain (Loss) on Derivatives	21	(68)
Put options – natural gas	Gain (Loss) on Derivatives	4	1
Swaptions – natural gas	Gain (Loss) on Derivatives	—	2
Fixed price swaps – natural gas storage	Gain (Loss) on Derivatives	1	(1)
Interest rate swaps	Gain (Loss) on Derivatives	(2)	2
Total gain (loss) on unsettled derivatives		$24	$(945)

Settled Gain (Loss) on Derivatives Recognized in Earnings (1)
	Consolidated Statement of Operations Classification of Gain (Loss) on Derivatives, Settled	For the years ended December 31,
Derivative Instrument		2022	2021
		(in millions)
Purchased fixed price swaps – natural gas	Gain (Loss) on Derivatives	$—	$7
Purchased fixed price swaps – oil	Gain (Loss) on Derivatives	—	1
Fixed price swaps – natural gas	Gain (Loss) on Derivatives	(2,918)	(418)
Fixed price swaps – oil	Gain (Loss) on Derivatives	(129)	(86)
Fixed price swaps – ethane	Gain (Loss) on Derivatives	(49)	(39)
Fixed price swaps – propane	Gain (Loss) on Derivatives	(100)	(173)
Fixed price swaps – normal butane	Gain (Loss) on Derivatives	(35)	(53)
Fixed price swaps – natural gasoline	Gain (Loss) on Derivatives	(49)	(59)
Two-way costless collars – natural gas	Gain (Loss) on Derivatives	(448)	(325)
Two-way costless collars – oil	Gain (Loss) on Derivatives	—	(4)
Two-way costless collars – ethane	Gain (Loss) on Derivatives	(1)	(2)
Three-way costless collars – natural gas	Gain (Loss) on Derivatives	(1,319)	(335)
Three-way costless collars – oil	Gain (Loss) on Derivatives	(51)	(29)
Three-way costless collars – propane	Gain (Loss) on Derivatives	(5)	—
Index swaps - natural gas	Gain (Loss) on Derivatives	(1)	—
Basis swaps – natural gas	Gain (Loss) on Derivatives	128	92
Call options – natural gas	Gain (Loss) on Derivatives	(304)	(66)
Call options – oil	Gain (Loss) on Derivatives	—	(2)
Put options - natural gas	Gain (Loss) on Derivatives	—	(2)	(2)
Purchased fixed price swaps – natural gas storage	Gain (Loss) on Derivatives	1	2
Fixed price swaps – natural gas storage	Gain (Loss) on Derivatives	(3)	(1)
Total loss on settled derivatives		$(5,283)	$(1,492)
(1)The Company calculates gain (loss) on derivatives, settled, as the summation of gains and losses on positions that have settled within the period.
(2)Includes $2 million amortization of premiums paid related to certain natural gas put options for the year ended December 31, 2021, which is included in gain (loss) on derivatives on the consolidated statements of operations.

Total Gain (Loss) on Derivatives Recognized in Earnings
	For the years ended December 31,
	2022	2021
	(in millions)
Total loss on unsettled derivatives	$24	$(945)
Total loss on settled derivatives	(5,283)	(1,492)
Non-performance risk adjustment	—	1
Total loss on derivatives	$(5,259)	$(2,436)

(7) RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
In 2022, changes in AOCI primarily related to settlements in the Company's pension and other postretirement benefits. The following tables detail the components of accumulated other comprehensive income (loss) and the related tax effects, for the year ended December 31, 2022:

	For the year ended December 31, 2022
(in millions)	Pension and Other Postretirement	Foreign Currency	Total
Beginning balance, December 31, 2021	$(11)	$(14)	$(25)
Other comprehensive income before reclassifications	34	—	34
Amounts reclassified from other comprehensive income (1)	(3)	—	(3)
Net current-period other comprehensive income	31	—	31
Ending balance, December 31, 2022	$20	$(14)	$6
(1)See separate table below for details about these reclassifications.

Details about Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations	Amount Reclassified from/to Accumulated Other Comprehensive Income
		For the year ended December 31, 2022
Pension and other postretirement: (1)		(in millions)
Amortization of prior service cost and net (gain) loss	Other income, net	$(2)
Settlement (gain) loss	Other income, net	(1)
	Provision for income taxes (2)	—
Total reclassifications for the period	Net income	$(3)
(1)See Note 13 for additional details regarding the Company’s pension and other postretirement benefit plans.
(2)As of December 31, 2022, there was no material tax effect on the gains recognized in net income.
(8) FAIR VALUE MEASUREMENTS
Assets and liabilities measured at fair value on a recurring basis
The carrying amounts and estimated fair values of the Company’s financial instruments as of December 31, 2022 and 2021 were as follows:

	December 31, 2022		December 31, 2021
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$50	$50	$28	$28
2022 revolving credit facility due April 2027 (1)	250	250	460	460
Term Loan B due 2027	—	—	550	550
Senior notes (2)	4,164	3,847	4,430	4,745
Derivative instruments, net	(1,478)	(1,478)	(1,502)	(1,502)
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

Debt: The fair values of the Company’s senior notes were based on the market value of the Company’s publicly traded debt as determined based on the market prices of the Company’s senior notes. Due to limited trading activity, the fair value of the Company's 4.10% Senior Notes due March 2022 was considered to be a Level 2 measurement on the fair value hierarchy as of December 31, 2021. The fair values of the Company's more actively traded remaining senior notes are considered to be a Level 1 measurement. The carrying values of the borrowings under both the Company's 2022 credit facility (to the extent utilized) and Term Loan approximates fair value because the interest rates are variable and reflective of market rates. The Company considers the fair values of its 2022 credit facility and Term Loan to be a Level 1 measurement on the fair value hierarchy.
Derivative Instruments: The Company measures the fair value of its derivative instruments based upon a pricing model that utilizes market-based inputs, including, but not limited to, the contractual price of the underlying position, current market prices, natural gas and liquids forward curves, discount rates for a similar duration of each outstanding position, volatility factors and non-performance risk. Non-performance risk considers the effect of the Company’s credit standing on the fair value of derivative liabilities and the effect of counterparty credit standing on the fair value of derivative assets. Both inputs to the model are based on published credit default swap rates and the duration of each outstanding derivative position. As of December 31, 2022, the impact of non-performance risk on the fair value of the Company’s net derivative liability position was a reduction of the liability of $3 million.
The Company has classified its derivative instruments into levels depending upon the data utilized to determine their fair values. The Company’s fixed price swaps (Level 2) are estimated using third-party discounted cash flow calculations using the New York Mercantile Exchange (“NYMEX”) futures index for natural gas and oil derivatives and Oil Price Information Service (“OPIS”) for ethane and propane derivatives. The Company utilizes discounted cash flow models for valuing its interest rate derivatives (Level 2). The net derivative values attributable to the Company’s interest rate derivative contracts are based on (i) the contracted notional amounts, (ii) active market-quoted yield curves and (iii) the applicable credit-adjusted risk-free rate yield curve. The Company had no interest rate swaps as of December 31, 2022.
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
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	December 31, 2022
	Fair Value Measurements Using:
(in millions)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets (Liabilities) at Fair Value
Assets:
Fixed price swaps	$—	$46	$—	$46
Two-way costless collars	—	65	—	65
Three-way costless collars	—	22	—	22
Basis swaps	—	81	—	81
Purchase Put - Natural Gas	—	4	—	4
Liabilities: (1)
Fixed price swaps	—	(888)	—	(888)
Two-way costless collars	—	(291)	—	(291)
Three-way costless collars	—	(362)	—	(362)
Basis swaps	—	(70)	—	(70)
Call options	—	(88)	—	(88)
Total	$—	$(1,481)	$—	$(1,481)
(1)Excludes a net reduction to the liability fair value of $3 million related to estimated non-performance risk.

	December 31, 2021
	Fair Value Measurements Using:
(in millions)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets (Liabilities) at Fair Value
Assets:
Fixed price swaps	$—	$148	$—	$148
Two-way costless collars	—	109	—	109
Three-way costless collars	—	53	—	53
Basis swaps	—	99	—	99
Interest rate swap	—	2	—	2
Liabilities: (1)
Fixed price swaps	—	(1,031)	—	(1,031)
Two-way costless collars	—	(220)	—	(220)
Three-way costless collars	—	(525)	—	(525)
Basis swaps	—	(31)	—	(31)
Call options	—	(109)	—	(109)
Total	$—	$(1,505)	$—	$(1,505)
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
(9) DEBT
The components of debt as of December 31, 2022 and 2021 consisted of the following:

	December 31, 2022
(in millions)	Debt Instrument	Unamortized Issuance Expense		Unamortized Debt Premium / Discount	Total
Long-term debt:
Variable rate (6.15% at December 31, 2022) 2022 revolving credit facility, due April 2027 (3)	$250	$—	(1)	$—	$250
4.95% Senior Notes due January 2025 (2)	389	(1)		—	388
7.75% Senior Notes due October 2027	421	(3)		—	418
8.375% Senior Notes due September 2028	304	(3)		—	301
5.375% Senior Notes due February 2029	700	(5)		22	717
5.375% Senior Notes due March 2030	1,200	(16)		—	1,184
4.75% Senior Notes due February 2032	1,150	(16)		—	1,134
Total long-term debt	$4,414	$(44)		$22	$4,392

Total debt	$4,414	$(44)		$22	$4,392

	December 31, 2021
(in millions)	Debt Instrument		Unamortized Issuance Expense		Unamortized Debt Premium / Discount	Total
Current portion of long-term debt:
4.10% Senior Notes due March 2022	$201		$—		$—	$201
Variable rate (3.0% at December 31, 2021) Term Loan B due June 2027	$5	(4)	$—		$—	$5
Total current portion of long-term debt	$206		$—		$—	$206

Long-term debt:
Variable rate (2.08% at December 31, 2021) 2022 revolving credit facility, due April 2027 (3)	$460		$—	(1)	$—	$460
4.95% Senior Notes due January 2025 (2)	389		(1)		—	388
Variable rate (3.0% at December 31, 2021) Term Loan B due June 2027	545		(7)		(1)	537
7.75% Senior Notes due October 2027	440		(4)		—	436
8.375% Senior Notes due September 2028	350		(5)		—	345
5.375% Senior Notes due February 2029	700		(6)		25	719
5.375% Senior Notes due March 2030	1,200		(17)		—	1,183
4.75% Senior Notes due February 2032	1,150		(17)		—	1,133
Total long-term debt	$5,234		$(57)		$24	$5,201

Total debt	$5,440		$(57)		$24	$5,407
(1)At December 31, 2022 and 2021, unamortized issuance expense of $19 million and $10 million, respectively, associated with the 2022 credit facility (as defined below) was classified as other long-term assets on the consolidated balance sheet.
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
(3)The Company’s credit facility was amended and restated in April 2022.
(4)The Term Loan required quarterly principal repayments of $1.375 million, subject to adjustment for voluntary prepayments, beginning in March 2022.
The following is a summary of scheduled debt maturities by year as of December 31, 2022:

(in millions)
2023	$—
2024	—
2025	389
2026	—
2027 (1)	671
Thereafter	3,354
$4,414
(1)The Company’s 2022 credit facility matures in 2027.
Credit Facility
2022 Credit Facility
On April 8, 2022, the Company entered into an Amended and Restated Credit Agreement that replaces its previous credit facility with a group of banks, that as amended, has a maturity date of April 2027 (the “2022 credit facility”). As of December 31, 2022, the 2022 credit facility has an aggregate maximum revolving credit amount and borrowing base of $3.5 billion and elected five-year revolving commitments of $2.0 billion (the “Five-Year Tranche”) and elected short-term commitments of $500 million (the Short-Term Tranche”). The borrowing base is subject to redetermination at least twice a year, which typically occurs in April and October, and is secured by substantially all of the assets owned by the Company and its subsidiaries. On September 29, 2022, the Company’s borrowing base was reaffirmed $3.5 billion and the Five-Year Tranche and Short-Term Tranche were reaffirmed at $2.0 billion and $500 million, respectively. The Five-Year Tranche and Short-Term Tranche have maturity dates of April 8, 2027 and April 30, 2023, respectively.
Effective August 4, 2022, the Company elected to temporarily increase commitments under the 2022 credit facility by $500 million under the Short-Term Tranche as a temporary working capital liquidity resource. Any loans under the Short-Term Tranche bear interest at either (i) term SOFR plus an applicable rate of 2.75% plus a 0.10% credit spread adjustment or (ii) the base rate described below plus an applicable rate of 1.75%, and unused commitments thereunder incur commitment fees at a rate of 0.50% per annum. Through December 31, 2022, the Company has had no borrowings under the Short-Term Tranche.
The Company may utilize the 2022 credit facility in the form of loans and letters of credit. Loans under the Five-Year Tranche of the 2022 credit facility are subject to varying rates of interest based on whether the loan is a SOFR loan or an alternate base rate loan. Term SOFR loans bear interest at term SOFR plus an applicable rate ranging from 1.75% to 2.75% based on the Company’s utilization of the Five-Year Tranche of the 2022 credit facility, plus a 0.10% credit spread adjustment. Base rate loans bear interest at a base rate per year equal to the greatest of: (i) the prime rate; (ii) the federal funds effective rate plus 0.50%; and (iii) the adjusted term SOFR rate for a one-month interest period plus 1.00%, plus an applicable margin ranging from 0.75% to 1.75%, depending on the percentage of the commitments utilized. Commitment fees on unused commitment amounts under the Five-Year Tranche of the 2022 credit facility range between 0.375% to 0.50%, depending on the percentage of the commitments utilized.
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
(2)Maximum total net leverage ratio of no greater than, with respect to the prior four fiscal quarters ending on or after March 31, 2022, 4.00 to 1.00. Total net leverage ratio is defined as total debt less cash on hand (up to the lesser of 10% of credit limit or $150 million) divided by consolidated EBITDAX for the last four consecutive quarters. EBITDAX, as defined in the credit agreement governing the Company’s 2022 credit facility, excludes the effects of interest expense, depreciation, depletion and amortization, income tax, any non-cash impacts from impairments, certain non-cash hedging activities, stock-based compensation expense, non-cash gains or losses on asset sales, unamortized issuance cost, unamortized debt discount and certain restructuring costs.
The 2022 credit facility contains customary events of default that include, among other things, the failure to comply with the financial covenants described above, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments and cross-defaults to material indebtedness. If an event of default occurs and is continuing, all amounts outstanding under the 2022 credit facility may become immediately due and payable. As of December 31, 2022, the Company was in compliance with all of the covenants of the credit agreement in all material respects.
Currently, each United States domestic subsidiary of the Company for which the Company owns 100% of its equity guarantees the 2022 credit facility. Pursuant to requirements under the indentures governing its senior notes, each subsidiary that became a guarantor of the 2022 credit facility also became a guarantor of each of the Company’s senior notes.
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
As of December 31, 2022, the Company had $110 million in letters of credit and $250 million in borrowings outstanding under the 2022 credit facility. The Company currently does not anticipate being required to supply a materially greater amount of letters of credit under its existing contracts.
Term Loan Credit Agreement
On December 22, 2021, the Company entered into a term loan credit agreement with a group of lenders that provided for a $550 million secured term loan facility which matures in June 2027 (the “Term Loan”). The net proceeds from the initial loans of $542 million were used to fund a portion of the GEPH Merger on December 31, 2021. Beginning on March 31, 2022, the Term Loan required minimum quarterly payments of $1.375 million, subject to adjustment for voluntary prepayments.
On December 30, 2022, the Company repaid in full all outstanding indebtedness under the Term Loan. The payoff amount included the principal amount of approximately $546 million, plus accrued but unpaid interest, fees, and expenses, which satisfied all of the Company’s indebtedness obligations thereunder. In connection with the repayment of such outstanding indebtedness obligations, all security interests, mortgages, liens and encumbrances securing the obligations under the Term Loan, the Term Loan, related loan documents, and all guarantees of such indebtedness obligations were terminated. The Company funded the repayment of the obligations under the Term Loan with approximately $305 million in cash on hand and approximately $250 million of borrowings under the Company’s revolving credit facility.
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
In August 2020, the Company completed a public offering of $350 million aggregate principal amount of its 2028 Notes, with net proceeds from the offering totaling approximately $345 million after underwriting discounts and offering expenses. The 2028 Notes were sold to the public at 100% of their face value. The net proceeds from the notes, in conjunction with the net proceeds from the August 2020 common stock offering and borrowings under the credit facility, were utilized to fund a redemption of $510 million of Montage's Notes in connection with the closing of the Montage Merger.
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
For the year ended December 31, 2022, the Company retired $816 million of long term debt at a cost of $822 million and recorded a loss on early debt extinguishment of $14 million, which included $6 million of premiums and fees and the write off of $8 million in related unamortized debt discounts and issuance costs. The debt retirements included the repurchase of $46 million of its 8.375% Senior Notes due September 2028, $19 million of its 7.75% Senior Notes due October 2027, and the full redemption of $201 million of its outstanding 4.10% Senior Notes due March 2022, and its $550 million Term Loan.
On January 27, 2023, the Company delivered a notice to holders of its 7.75% Senior Notes due October 2027 (the “2027 Notes”) to redeem all of the outstanding 2027 Notes on February 26, 2023 (the “Redemption Date”) at a redemption price equal to 103.875% of the principal amount thereof plus accrued and unpaid interest to the Redemption Date. The Company expects to use a combination of available cash on hand and its 2022 credit facility to complete the retirement of its 2027 Notes.
(10) COMMITMENTS AND CONTINGENCIES
Operating Commitments and Contingencies
As of December 31, 2022, the Company’s contractual obligations for demand and similar charges under firm transportation and gathering agreements to guarantee access capacity on natural gas and liquids pipelines and gathering systems totaled approximately $10.4 billion, $1,326 million of which related to access capacity on future pipeline and gathering infrastructure projects that still require the granting of regulatory approvals and additional construction efforts. The Company also had guarantee obligations of up to $929 million of that amount. As of December 31, 2022, future payments under non-cancelable firm transportation and gathering agreements are as follows:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	5 to 8 Years	More than 8 Years
Infrastructure currently in service	$9,088	$1,080	$1,898	$1,700	$2,024	$2,386
Pending regulatory approval and/or construction (1)	1,326	30	200	250	371	475
Total transportation charges	$10,414	$1,110	$2,098	$1,950	$2,395	$2,861
(1)Based on the estimated in-service dates as of December 31, 2022.
Prior to the Indigo Merger, in May 2021, Indigo closed on an agreement to divest its Cotton Valley natural gas and oil properties. Indigo retained certain contractual commitments related to volume commitments associated with natural gas gathering, for which Southwestern assumed the obligation to pay the gathering provider for any unused portion of the volume commitment under the agreement through 2027, depending on the buyer’s actual use. As of December 31, 2022, up to approximately $30 million of these contractual commitments remain (included in the table above), and the Company has recorded a $16 million liability for its portion of the estimated future payments.
Excluding the Cotton Valley gathering agreement (discussed above), the Company has recorded additional liabilities totaling $26 million as of December 31, 2022, primarily related to purchase or volume commitments associated with gathering and fresh water. These amounts are reflected above and will be recognized as payments are made over a 7 month period.
The Company leases pressure pumping equipment for its E&P operations under three leases that expire in 2027 and 2028. The current aggregate annual payment under these leases is approximately $9 million. The Company has seven leases for drilling rigs for its E&P operations that expire through 2028 with a current aggregate annual payment of approximately $12 million. The lease payments for the pressure pumping equipment, as well as other operating expenses for the Company’s drilling operations, are capitalized to natural gas and oil properties and are partially offset by billings to third-party working interest owners.
The Company leases office space, vehicles and equipment under non-cancelable operating leases expiring through 2036. As of December 31, 2022, future minimum payments under these non-cancelable leases accounted for as operating leases (including short-term) are approximately $40 million in 2023, $35 million in 2024, $32 million in 2025, $29 million in 2026, $25 million in 2027 and $18 million thereafter.
The Company also has commitments for compression services and compression rentals related to its E&P segment. As of December 31, 2022, future minimum payments under these non-cancelable agreements (including short-term obligations) are approximately $20 million in 2023, $10 million in 2024, $2 million in 2025 and less than $1 million in 2026.
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
Litigation
The Company is subject to various litigation, claims and proceedings, most of which have arisen in the ordinary course of business such as for alleged breaches of contract, miscalculation of royalties, employment matters, traffic accidents, pollution, contamination, encroachment on others’ property or nuisance. The Company accrues for litigation, claims and proceedings when a liability is both probable and the amount can be reasonably estimated. As of December 31, 2022, the Company does not currently have any material amounts accrued related to litigation matters, including the case discussed below. For any matters not accrued for, it is not possible at this time to estimate the amount of any additional loss, or range of loss, that is reasonably possible, but, based on the nature of the claims, management believes that current litigation, claims and proceedings, individually or in aggregate and after taking into account insurance, are not likely to have a material adverse impact on the Company’s financial position, results of operations or cash flows, for the period in which the effect of that outcome becomes reasonably estimable. Many of these matters are in early stages, so the allegations and the damage theories have not been fully developed, and are all subject to inherent uncertainties; therefore, management’s view may change in the future.

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
On September 13, 2018, Indigo and other defendants filed a variety of exceptions in response to the plaintiffs’ petition in this matter. Since the initial filing, supplemental petitions have been filed joining additional individuals and entities as plaintiffs in the matter. On September 29, 2020, plaintiffs filed their fourth supplemental and amending petition in response to the court’s order ruling that plaintiffs’ claims were improperly vague and failed to identify with reasonable specificity the defendants’ allegedly wrongful conduct. Indigo and the majority of the other defendants filed several exceptions to plaintiffs’ fourth amended petition challenging the sufficiency of plaintiffs’ allegations and seeking dismissal of certain claims. On February 18, 2021, plaintiffs filed a fifth supplemental and amending petition, which seeks to augment the claims of select plaintiffs. On October 11, 2021, a sixth supplemental petition was filed which seeks to add the Company as a party to the litigation which the Company has opposed. Plaintiffs later filed seventh and eighth supplemental petitions naming additional defendants. Fact discovery for the case is ongoing.
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
(11) INCOME TAXES
The provision (benefit) for income taxes included the following components:

(in millions)	2022	2021	2020
Current:
Federal	$47	$—	$(2)
State	4	—	—
	51	—	(2)
Deferred:
Federal	—	—	371
State	—	—	38
	—	—	409
Provision for income taxes	$51	$—	$407
The provision for income taxes was an effective rate of 3% in 2022, 0% in 2021 and (15)% in 2020. The Company’s effective tax rate increased in 2022, as compared with 2021, primarily due to the effects of the valuation allowance against the Company’s deferred tax assets and limitations on net operating loss utilization resulting under IRC Section 382. The following reconciles the provision for income taxes included in the consolidated statements of operations with the provision which would result from application of the statutory federal tax rate to pre-tax financial income:

(in millions)	2022	2021	2020
Expected provision (benefit) at federal statutory rate	$400	$(5)	$(568)
Increase (decrease) resulting from:
State income taxes, net of federal income tax effect	39	—	(55)
Change in valuation allowance	(392)	2	1,034
Other	4	3	(4)
Provision for income taxes	$51	$—	$407
The components of the Company’s deferred tax balances as of December 31, 2022 and 2021 were as follows:

(in millions)	2022	2021
Deferred tax liabilities:
Differences between book and tax basis of property	$379	$—
Right of use lease asset	$41	$45
Accrued pension costs	1	—
Other	3	3
	424	48
Deferred tax assets:
Accrued compensation	50	44
Accrued pension costs	—	6
Asset retirement obligations	24	25
Net operating loss carryforward	469	585
Future lease payments	41	46
Derivative activity	340	362
Capital loss carryover	27	28
Interest carryover	41	11
Other	21	20
	1,013	1,127
Valuation allowance	(589)	(1,079)
Net deferred tax asset	$—	$—
In 2022, the Company made federal and state income tax payments of $35.7 million and $5.3 million, respectively. In 2021, there were no material tax payments or refunds. In 2020, the Company received refunds related to federal income tax of $32 million.
Due to the issuance of common stock associated with the Indigo Merger, as discussed in Note 2 to the consolidated financial statements to this Annual Report, the Company incurred a cumulative ownership change and as such, the Company’s net operating losses (“NOLs”) prior to the acquisition are subject to an annual limitation under Internal Revenue Code Section 382 of approximately $48 million. The ownership changes and resulting annual limitation will result in the expiration of NOLs or other tax attributes otherwise available, with a corresponding decrease in the Company’s valuation allowance. At December 31, 2022, the Company had approximately $4 billion of federal NOL carryovers, of which approximately $3 billion have an expiration date between 2035 and 2037 and $1 billion have an indefinite carryforward life. The Company currently estimates that approximately $2 billion of these federal NOLs will expire before they are able to be used. The non-expiring NOLs remain subject to a full valuation allowance. If a subsequent ownership change were to occur as a result of future transactions in the Company’s common stock, the Company’s use of remaining U.S. tax attributes may be further limited. Included in the Company’s net operating loss carryforward are the net operating loss carryforwards acquired in the Montage acquisition of $858 million. A portion of the Montage-related net operating loss carryovers is subject to an annual section 382 limitation of $1.7 million, and the Company has appropriately accounted for this limitation in purchase accounting in 2020. Additionally, the Company has an income tax net operating loss carryforward related to its Canadian operations of $29 million, with expiration dates of 2030 through 2040. The Company also had a statutory depletion carryforward of $13 million and $177 million related to interest deduction carryforward as of December 31, 2022.
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
In 2020, due to significant pricing declines and the material write-down of the carrying value of the Company’s natural gas and oil properties in addition to other negative evidence, the Company concluded that it was more likely than not that its deferred tax assets would not be realized and recorded a valuation allowance. As of December 31, 2022, the Company still maintains a full valuation allowance. The Company also retained a valuation allowance of $29 million related to net operating losses in jurisdictions in which it no longer operates. Management will continue to assess available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of deferred tax assets. The Company intends to continue a full valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of the allowance. However, if current commodity prices are sustained and absent any additional objective negative evidence, the Company anticipates adjusting the current valuation allowance position in 2023.
A reconciliation of the changes to the valuation allowance is as follows:

(in millions)	2022	2021
Valuation allowance at beginning of year	$1,079	$1,539
Establishment of valuation allowance on opening deferred balance	—	—
Return to accrual adjustments	(36)	(16)
State rate and apportionment changes	(66)	(15)
Current period deferred activity	(388)	(1)
Reduction due to 382 limitations on NOLs	—	(428)
Purchase accounting	—	—
Valuation allowance at end of year	$589	$1,079
A tax position must meet certain thresholds for any of the benefit of the uncertain tax position to be recognized in the financial statements. As of December 31, 2022, there were no unrecognized tax positions identified that would have a material effect on the effective tax rate.
The Internal Revenue Service closed the 2016 and 2017 audits of the Company’s federal returns in 2021 with no change. The 2018 income tax year expired and the income tax years 2019 to 2021 remain open to examination by the major taxing jurisdictions to which the Company is subject.
(12) ASSET RETIREMENT OBLIGATIONS
The following table summarizes the Company’s 2022 and 2021 activity related to asset retirement obligations:

(in millions)	2022	2021
Asset retirement obligation at January 1	$109	$85
Accretion of discount	6	6
Obligations incurred	1	1
Obligations assumed through mergers	—	36
Obligations settled/removed	(10)	(20)
Revisions of estimates	(1)	1
Asset retirement obligation at December 31	$105	$109

Current liability	$6	$4
Long-term liability	99	105
Asset retirement obligation at December 31	$105	$109

(13) RETIREMENT AND EMPLOYEE BENEFIT PLANS
401(k) Defined Contribution Plan
The Company has a 401(k) defined contribution plan covering eligible employees. The Company expensed $2 million of contribution expense in each of 2022, 2021 and 2020, respectively. Additionally, the Company capitalized $2 million of contributions in both 2022 and 2021 and $1 million in 2020 directly related to the acquisition, exploration and development activities of the Company’s natural gas and oil properties.
Defined Benefit Pension and Other Postretirement Plans
Prior to January 1, 2021, substantially all of the Company’s employees were covered by the defined benefit pension plan, a cash balance plan that provided benefits based upon a fixed percentage of an employee’s annual compensation. As part of an ongoing effort to reduce costs, the Company elected to freeze its pension plan effective January 1, 2021. Employees that were participants in the pension plan prior to January 1, 2021 will no longer receive an increased benefit based on service after December 31, 2020 but will continue to receive an increased benefit based on the interest component of the plan until such time as they receive a lump sum distribution payment or their balance is converted into an annuity payment agreement as elected by the plan participant. On September 13, 2021, the Compensation Committee of the Board of Directors approved terminating the Company’s pension plan, effective December 31, 2021. This decision, among other benefits, will provide plan participants quicker access to, and greater flexibility in, the management of participants’ respective benefits due under the plan.
The Company has commenced the pension plan termination process, and, on April 6, 2022, the Internal Revenue Service issued a favorable determination letter, concurring that the plan has met all of the qualification requirements under the Internal Revenue Code. In December 2022, the Company distributed approximately 40% of the plan’s assets to participants in the form of lump sum payments in connection with a limited distribution window provided to all active and former employee participants as part of the plan termination process. For those plan participants who did not elect the lump sum payment option, the Company expects to transfer the remaining pension obligation from the plan to a qualified insurance company by June 2023. As of December 31, 2022, the assets held by the pension plan exceeded the plan’s benefit payment obligation by $15 million, as determined after the lump sum distributions were made.
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
The following provides a reconciliation of the changes in the plans’ benefit obligations, fair value of assets and funded status as of December 31, 2022 and 2021:

	Pension Benefits		Other Postretirement Benefits
(in millions)	2022	2021	2022	2021
Change in benefit obligations:
Benefit obligation at January 1	$126	$139	$13	$13
Service cost	—	—	2	2
Interest cost	3	4	—	—
Actuarial gain	(29)	(4)	(5)	(2)
Benefits paid	(2)	(2)	(1)	—
Plan amendments	(2)	—	—	—
Settlements	(39)	(11)	—	—
Benefit obligation at December 31	$57	$126	$9	$13

	Pension Benefits		Other Postretirement Benefits
(in millions)	2022	2021	2022	2021
Change in plan assets:
Fair value of plan assets at January 1	$114	$106	$—	$—
Actual return on plan assets	—	6	—	—
Employer contributions	—	12	1	1
Benefits paid	(2)	(2)	(1)	(1)
Settlements	(40)	(8)	—	—
Fair value of plan assets at December 31	$72	$114	$—	$—

Funded status of plans at December 31 (1)	$15	$(12)	$(9)	$(13)
(1)The funded status of the pension plan includes a $1 million liability related to a supplemental employee retirement plan as of December 31, 2022 and 2021.
The Company uses a December 31 measurement date for all of its plans and had assets recorded for the overfunded status and liabilities recorded for the underfunded status for each period as presented above.
The pension plans’ projected benefit obligation, accumulated benefit obligation and fair value of plan assets as of December 31, 2022 and 2021 are as follows:

(in millions)	2022	2021
Projected benefit obligation	$57	$126
Accumulated benefit obligation	57	126
Fair value of plan assets	72	114
Pension and other postretirement benefit costs include the following components for 2022, 2021 and 2020:

	Pension Benefits			Other Postretirement Benefits
(in millions)	2022	2021	2020	2022	2021	2020
Service cost (1)	$—	$—	$7	$2	$2	$2
Interest cost	3	4	5	—	—	—
Expected return on plan assets	—	(4)	(6)	—	—	—
Amortization of prior service cost	(1)	—	—	—	—	—
Amortization of net loss	—	—	1	—	—	—
Net periodic benefit cost	2	—	7	2	2	2
Settlement (gain) loss	(1)	2	—	—	—	—
Total benefit cost	$1	$2	$7	$2	$2	$2
(1)The Company froze its pension plan effective January 1, 2021, resulting in no service cost for the years ended December 31, 2022 and December 31, 2021.
Service cost is classified as general and administrative expenses on the consolidated statements of operations. All other components of total benefit cost (benefit) are classified as other income (loss), net on the consolidated statements of operations. The Company froze its pension plan effective January 1, 2021, resulting in no service cost for the years ended December 31, 2022 and December 31, 2021. The weighted average interest crediting rate for the pension plan is 6.0%.
The Company valued its pension assets and pension liabilities prior to settlement activity resulting in a $17 million net pension asset as of December 31, 2022. As a result of settlement accounting, the Company recorded a $2 million reduction to its net pension asset with a corresponding adjustment to accumulated other comprehensive income related to the lump sum distributions to plan participants.
The Company recognized a $2 million non-cash settlement loss related to $8 million of lump sum payments from the pension plan for the year ended December 31, 2021. As a result of settlement accounting requirements, the Company recorded a $4 million reduction to its net pension liability as of December 31, 2021, with a corresponding reduction to accumulated other comprehensive loss.
The Company had no material settlement gains or losses in 2020.

Amounts recognized in other comprehensive income for the years ended December 31, 2022 and 2021 were as follows:

	Pension Benefits		Other Postretirement Benefits
(in millions)	2022	2021	2022	2021
Net actuarial gain arising during the year	$30	$5	$4	$2
Amortization of prior service cost	(2)	—	—	—
Amortization of net loss	—	1	—	—
Settlements	(1)	5	—	—
Less: Tax effect (1)	—	—	—	—
Amounts recognized in other comprehensive income	$27	$11	$4	$2
(1)Other postretirement benefit tax effects of $1.1 million for the year ended December 31, 2022 and pension and other postretirement benefit tax effects of $2.7 million and $0.4 million, respectively, for the year ended December 31, 2021, were netted against a valuation allowance and therefore included in accumulated other comprehensive income.
Included in accumulated other comprehensive income as of December 31, 2022 and 2021 was an $8 million gain ($7 million net of tax) and a $23 million loss ($18 million net of tax), respectively, related to the Company’s pension and other postretirement benefit plans. For the year ended December 31, 2022, $31 million was classified from accumulated other comprehensive income, primarily driven by actuarial gains and settlements.
The assumptions used in the measurement of the Company’s benefit obligations as of December 31, 2022 and 2021 are as follows:

	Pension Benefits		Other Postretirement Benefits
	2022	2021	2022	2021
Discount rate	5.60%	3.20%	5.50%	3.10%
Rate of compensation increase (1)	n/a	3.50%	n/a	n/a
(1)Rate of compensation increase for other postretirement benefits is disclosed as “n/a” as the benefit is the same for all employees and not based on compensation.
The assumptions used in the measurement of the Company’s net periodic benefit cost for 2022, 2021 and 2020 are as follows:

	Pension Benefits			Other Postretirement Benefits
	2022	2021	2020	2022	2021	2020
Discount rate	5.60%	3.20%	3.70%	3.10%	2.80%	3.50%
Expected return on plan assets	0.10%	0.10%	6.50%	n/a	n/a	n/a
Rate of compensation increase (1)	n/a	3.50%	3.50%	n/a	n/a	n/a
(1)Rate of compensation increase for other postretirement benefits is disclosed as “n/a” as the benefit is the same for all employees and not based on compensation.
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
For measurement purposes, the following trend rates were assumed for 2022 and 2021:

	2022	2021
Health care cost trend assumed for next year	7.0%	6.5%
Rate to which the cost trend is assumed to decline	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2040	2038
Pension Payments and Asset Management
In 2022, the Company made no contributions to its pension plan and less than $1 million to its other postretirement benefit plan and does not expect to make any additional contributions to its pension plan through the completion of the plan termination.
The Company has adjusted actuarial expectations based on an estimated timeline of approvals and completion. Through December 31, 2022, the Company distributed $38 million of the plan’s assets in the form of lump sum payments in connection with a limited distribution window provided to all active and former employee participants as part of the plan termination process. For those plan participants who did not elect the lump sum payment option, the Company expects to transfer the remaining pension obligation from the plan to a qualified insurance company by June 2023. The following timeline reflects the Company’s current estimate of benefit payments to be made and the timing thereof, including projected future interest costs:

Pension Benefits		Other Postretirement Benefits
(in millions)		(in millions)
2023	$58	2023	$—
2024	—	2024	—
2025	—	2025	1
2026	—	2026	1
2027	—	2027	1
Years 2028-2032	—	Years 2028-2032	4
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
The table below presents the allocation ranges targeted by the BAC and the actual weighted-average asset allocation of the Company’s pension plan as of December 31, 2022, by asset category. The asset allocation targets are subject to change and the BAC allows for its actual allocations to deviate from target as a result of current and anticipated market conditions. Plan assets are periodically balanced whenever the allocation to any asset class falls outside of the specified range.

	Pension Plan Asset Allocations
Asset category:	Target Range	Actual
Fixed income (1)	70 - 100%	97%
Cash (2)	0 - 30%	3%
Total	100%	100%
(1)Includes fixed income pension plan assets in the table below.
(2)Includes Cash and cash equivalent pension plan assets in the table below.
Utilizing the fair value hierarchy described in Note 8, the Company’s fair value measurement of pension plan assets as of December 31, 2022 is as follows:

(in millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured within fair value hierarchy
Fixed income (1)	69	69	—	—
Cash and cash equivalents	2	2	—	—
Total plan assets at fair value	$71	$71	$—	$—
(1)U.S. Treasury Notes.
Utilizing the fair value hierarchy described in Note 8, the Company’s fair value measurement of pension plan assets at December 31, 2021 was as follows:

(in millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured within fair value hierarchy
Fixed income (1)	90	90	—	—
Cash and cash equivalents	24	24	—	—
Total plan assets at fair value	$114	$114	$—	$—
(1)U.S. Treasury Notes
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

(14) LONG-TERM INCENTIVE COMPENSATION
The Southwestern Energy Company 2022 Incentive Plan (the “2022 Plan”) was approved by stockholders on May 19, 2022 and replaced the Southwestern Energy Company 2013 Incentive Plan, as amended (the “2013 Plan”). The 2013 Plan terminated on May 20, 2022, and no new awards will be granted under the 2013 Plan. The 2022 Plan provides for the compensation of officers, key employees and eligible non-employee directors of the Company and its subsidiaries.
The 2022 Plan provides for grants of options, stock appreciation rights, shares of restricted stock, restricted stock units, cash-based awards and other equity-based or equity-related awards to employees, officers and non-employee directors that, in the aggregate, do not exceed 40,000,000 shares, minus any shares awarded under the 2013 Plan after March 21, 2022 through May 20, 2022. The types of incentives that may be awarded are comprehensive and are intended to enable the Company’s Board of Directors to structure the most appropriate incentives and to address changes in income tax laws which may be enacted over the term of the 2022 Plan.
The Company’s current long-term incentive compensation plans consist of a combination of stock-based awards that derive their value directly or indirectly from the Company’s common stock price, and cash-based awards that are fixed in amount but are subject to meeting annual performance thresholds.
The Company recorded the following costs related to long-term incentive compensation for the years ended December 31, 2022, 2021 and 2020:

(in millions)	2022	2021	2020
Long-term incentive compensation – expensed	$30	$30	$17
Long-term incentive compensation – capitalized	20	18	7
Stock-Based Compensation
The Company’s stock-based compensation is classified as either equity or liability awards in accordance with GAAP. The fair value of an equity-classified award is determined at the grant date and is amortized to general and administrative expense and capitalized expense on a straight-line basis over the vesting period of the award. The fair value of a liability-classified award is determined on a quarterly basis beginning at the grant date until final vesting. Changes in the fair value of liability-classified awards are recorded to general and administrative expense over the vesting period of the award. A portion of this general and administrative expense is capitalized into natural gas and oil properties, included in property and equipment. Generally, stock options granted to employees and directors vest ratably over three years from the grant date and expire 10 years from the date of grant. The Company issues shares of restricted stock or restricted stock units to employees and directors which generally vest over three years.
Restricted stock, restricted stock units and stock options granted to participants under the 2022 Plan immediately vest upon death, disability or retirement (subject to a minimum of three years of service). To the extent no provision is made in connection with a “change in control” (as defined in the 2022 Plan) for the assumption of awards previously granted under the 2022 Plan substitution of such awards for new awards, then (i) outstanding time-based awards will become fully vested, and (ii) each outstanding performance-based award will vest with respect to the number of shares of common stock underlying such award or the amount of cash underlying the award eligible to vest based on performance during the performance period that includes the date of the change in control, prorated for the number of days which have elapsed during the performance period prior to the change in control. To the extent an award is assumed or substituted in connection with the change in control, if a participant is terminated by the Company without “cause” or the participant resigns for “good reason” (each as defined in the 2022 Plan) within 12 months following a change in control, then (i) each time-based award will become fully vested, and (ii) each outstanding performance-based award will vest based on performance during the performance period that includes the date of the change in control, prorated for the number of days which have elapsed during the performance period prior to such termination.
The Company issues performance units which have historically vested over three years to employees. The performance units granted in 2020, 2021 and 2022 cliff-vest at the end of three years.
As further discussed in Note 3, in February of 2021 and 2020, the Company notified employees of workforce reduction plans as a result of strategic realignments of the Company’s organizational structure. Employees affected by these events were offered a severance package, which included a one-time payment depending on length of service and, if applicable, the current value of unvested long-term incentive awards that were forfeited. Stock-based compensation costs recognized prior to the cancellation as either general and administrative expense or capitalized expense were reversed and the severance payments were subsequently recognized as restructuring charges for the years ended December 31, 2021, and 2020 on the consolidated statements of operations.

Equity-Classified Awards
The Company recognized the following amounts in employee equity-classified stock-based compensation costs for the years ended December 31, 2022, 2021 and 2020:

(in millions)	2022	2021	2020
Equity-classified awards – expensed	$4	$2	$3
Equity-classified awards – capitalized	$3	$—	$1
Equity-Classified Stock Options
The Company recorded no compensation costs related to equity-classified stock options for the years ended December 31, 2022, 2021 and 2020.
The Company recorded a $1 million deferred tax liability related to stock options for the year ended December 31, 2022 and less than $1 million in deferred tax assets in 2021, and no deferred tax assets or liabilities for the year ended December 31, 2020. Additionally, the Company had no unrecognized compensation cost related to unvested stock options at December 31, 2022.
The following tables summarize stock option activity for the years 2022, 2021 and 2020, and provide information for options outstanding at December 31 of each year:

	2022		2021		2020
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
	(in thousands)		(in thousands)		(in thousands)
Options outstanding at January 1	3,006	$8.98	3,850	$13.39	4,635	$15.26
Granted	—	$—	—	$—	—	$—
Exercised	(893)	$7.80	—	$—	—	$—
Forfeited or expired	(1,116)	$10.26	(844)	$29.10	(785)	$24.46
Options outstanding at December 31	997	$8.59	3,006	$8.98	3,850	$13.39

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding at December 31, 2022	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options Exercisable at December 31, 2022	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
	(in thousands)		(years)	(in thousands)		(years)
$8.59 - $8.60	997	$8.59	1.0	997	$8.59	1.0
Equity-Classified Restricted Stock
The Company recorded the following compensation costs related to equity-classified restricted stock grants for the years ended December 31, 2022, 2021 and 2020:

(in millions)	2022	2021	2020
Restricted stock grants – general and administrative expense	$1	$2	$3
Restricted stock grants – capitalized expense	$—	$—	$1
The Company also recorded deferred tax asset of $1 million related to restricted stock for the years ended December 31, 2022 and 2021, compared to a deferred tax asset of $2 million for the year ended December 31, 2020. As of December 31, 2022, there was less than $1 million of total unrecognized compensation cost related to unvested shares of restricted stock that is expected to be recognized over a weighted-average period of 0.8 years.

The following table summarizes the restricted stock activity for the years 2022, 2021 and 2020, and provides information for restricted stock outstanding at December 31 of each year:

	2022		2021		2020
	Number of Shares	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value	Number of Shares		Weighted Average Fair Value
	(in thousands)		(in thousands)		(in thousands)
Unvested shares at January 1	242	$5.12	697	$5.97	1,480		$7.00
Granted	231	$6.92	438	$5.18	584		$2.86
Vested	(262)	$6.15	(893)	$5.81	(1,098)		$5.26
Forfeited	—	$—	—	$8.59	(269)	(1)	$7.79
Unvested shares at December 31	211	$5.81	242	$5.12	697		$5.97
(1)Includes 171,813 shares forfeited as a result of the reduction in workforce for the year ended December 31, 2020.
The fair values of the grants were $2 million for each of 2022, 2021 and 2020. The total fair value of shares vested were $2 million for 2022, $5 million for 2021 and $6 million for 2020.
Equity-Classified Restricted Stock Units
The Company recorded the following compensation costs related to equity-classified restricted stock units for the years ended December 31, 2022, 2021 and 2020:

(in millions)	2022	2021	2020
Restricted stock units – general and administrative expense	$2	$—	$—
Restricted stock units – capitalized expense	$2	$—	$—
As of December 31, 2022, there was $5 million of total unrecognized compensation cost related to unvested equity-classified restricted stock units that is expected to be recognized over a weighted-average period of approximately 1.8 years.
The following table summarizes equity-classified restricted stock unit activity to be paid out in Company stock for the years ended December 31, 2022, 2021 and 2020.

	2022		2021		2020
	Number of Units	Weighted Average Fair Value	Number of Units	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value
	(in thousands)		(in thousands)		(in thousands)
Unvested Units at January 1	37	$3.05	134	$3.05	—	$—
Granted	1,699	$4.45	—	$—	186	$3.05
Vested	(22)	$3.05	(92)	$3.05	(42)	$3.05
Forfeited	(69)	$4.37	(5)	$3.05	(10)	$3.05
Unvested Units at December 31	1,645	$4.44	37	$3.05	134	$3.05
Equity-Classified Performance Units
In each year beginning with 2018, the Company granted performance units that vest at the end of, or over, a three-year period and are payable in either cash or shares. The performance units granted from 2019 through 2021 were accounted for as liability-classified awards as further described below. In 2022, two types of performance units were granted. The first type was liability-classified given the awards are payable in cash as prescribed under the compensation agreements. The second type of awards granted during 2022 have been accounted for as equity-classified awards given the intention to settle in stock and accordingly are recognized at their fair value as of the grant date and amortized throughout the vesting period. The 2022 performance units include a market condition based on relative TSR (as defined below). The fair values of the market conditions were calculated by Monte Carlo models as of the grant date. As of December 31, 2022, there was $4 million of total unrecognized compensation costs related to the Company’s unvested equity-classified performance units. This cost is expected to be recognized over a weighted-average of 2.1 years. There were no costs recognized for the year ended December 31, 2021 associated with equity-classified performance units, and the amounts recognized in 2020 were immaterial.

(in millions)	2022	2021	2020
Performance units – general and administrative expense	$1	$—	$—
Performance units – capitalized expense	$1	$—	$—
The Company recorded $3 million deferred tax assets related to equity-classified performance units for the year ended December 31, 2022. The Company recorded a deferred tax asset of $2 million and less than $1 million for the years ended December 31, 2021 and 2020, respectively.
The following table summarizes equity-classified performance unit activity to be paid out in Company stock for the years ended December 31, 2022, 2021 and 2020, and provides information for unvested units as of December 31, 2022, 2021 and 2020:

	2022		2021		2020
	Number of Units (1)	Weighted Average Fair Value	Number of Units (1)	Weighted Average Fair Value	Number of Units (1)	Weighted Average Fair Value
	(in thousands)		(in thousands)		(in thousands)
Unvested units at January 1	—	$—	—	$—	178	$10.47
Granted	850	$6.04	—	$—	—	$—
Vested	—	$—	—	$—	(178)	$10.47
Forfeited	(33)	$6.04	—	$—	—	$—
Unvested shares at December 31	817	$6.04	—	$—	—	$—
(1)These amounts reflect the number of performance units granted in thousands. The actual payout of shares ranged from a minimum of zero shares to a maximum of two shares per unit contingent upon TSR. The performance units had a three-year vesting term and the actual disbursement of shares, if any, was determined during the first quarter following the end of the three-year vesting period.
Liability-Classified Awards
The Company recognized the following amounts in employee liability-classified stock-based compensation costs for the years ended December 31, 2022, 2021 and 2020:

(in millions)	2022	2021	2020
Liability-classified stock-based compensation – expensed	$20	$24	$12
Liability-classified stock-based compensation awards – capitalized	$11	$14	$4
Liability-Classified Restricted Stock Units
In the first quarter of each year beginning with 2018, the Company granted restricted stock units that vest over a period of four years and are payable in either cash or shares at the option of the Compensation Committee of the Company’s Board of Directors. The liability-classified awards granted in 2021 vest over a period of three years. The Company has accounted for these as liability-classified awards, and accordingly changes in the market value of the instruments will be recorded to general and administrative expense and capitalized expense over the vesting period of the award. The restricted stock units granted in 2022 were classified as equity awards.
The Company recorded the following compensation costs related to liability-classified restricted stock unit grants for the years ended December 31, 2022, 2021 and 2020:

(in millions)	2022	2021	2020
Restricted stock units – general and administrative expense	$9	$12	$5
Restricted stock units – capitalized expense	$6	$8	$2
The Company also recorded deferred tax liabilities of $1 million related to liability-classified restricted stock units for the year ended December 31, 2022, compared to deferred tax assets of $1 million for the years ended December 31, 2021 and 2020. As of December 31, 2022, there was $8 million of total unrecognized compensation cost related to liability-classified restricted stock units that is expected to be recognized over a weighted-average period of 1.0 year. The amount of unrecognized compensation cost for liability-classified awards will fluctuate over time as they are marked to market.

The following table summarizes restricted stock unit activity to be paid out in cash or Company stock for the years ended December 31, 2022, 2021 and 2020 and provides information for unvested units as of December 31, 2022, 2021 and 2020:

	2022		2021			2020
	Number of Units	Weighted Average Fair Value	Number of Units		Weighted Average Fair Value	Number of Units		Weighted Average Fair Value
	(in thousands)		(in thousands)			(in thousands)
Unvested units at January 1	7,937	$4.08	11,613		$2.67	12,992		$2.42
Granted	—	$—	1,486		$4.23	6,172		$1.41
Vested	(3,817)	$4.48	(4,522)		$3.40	(3,960)		$1.43
Forfeited	(170)	$6.83	(640)	(1)	$4.56	(3,591)	(2)	$2.67
Unvested units at December 31	3,950	$4.81	7,937		$4.08	11,613		$2.67
(1)Includes 360,253 units related to the reduction in workforce for the year ended December 31, 2021.
(2)Includes 2,010,196 units related to the reduction in workforce for the year ended December 31, 2020.
Liability-Classified Performance Units
In each year beginning with 2018, the Company granted performance units that vest at the end of, or over a three-year period and are payable in either cash or shares. The performance units granted in 2019 and 2020 vest over a three-year period and are payable in cash as prescribed under the compensation agreements and have been accounted for as liability-classified awards. The Company granted two types of performance units in 2021 that vest over a three-year period. One type is payable in cash as prescribed under the compensation agreements and the other type is payable in either cash or stock at the option of the Compensation Committee of the Company’s Board of Directors. Both award types have been accounted for as liability-classified awards. The Company granted two types of performance units in 2022 that vest over a three-year period. One type is payable in cash as prescribed under the compensation agreements and has been liability-classified while the other type is equity-classified as further discussed above. Changes in the fair market value of the instruments for liability-classified awards will be recorded to general and administrative expense and capitalized expense over the vesting period of the awards.
The performance units granted in 2019 include performance conditions based on return on average capital employed and two market conditions, one based on absolute TSR and the other on relative TSR. The performance units granted in 2020 include a performance condition based on return on average capital employed and a market condition based on relative TSR. In 2021, of the two types of performance units that were granted, the first type of award includes a performance condition based on return on capital employed and a performance condition based on a reinvestment rate, and the second type of award includes one market condition based on relative TSR. The liability classified performance units granted in 2022 include performance conditions based on return of capital employed and reinvestment rate. The fair values of all market conditions discussed above are calculated by Monte Carlo models on a quarterly basis.
The Company recorded the following compensation costs related to liability-classified performance unit grants for the years ended December 31, 2022, 2021 and 2020:

(in millions)	2022	2021	2020
Liability-classified performance units – general and administrative expense	$11	$12	$7
Liability-classified performance units – capitalized expense	$5	$6	$2
The Company also recorded deferred tax assets of $4 million related to liability-classified performance units for the years ended December 31, 2022 and 2021, compared to a deferred tax asset of $2 million for the year ended December 31, 2020. As of December 31, 2022, there was $7 million of total unrecognized compensation cost related to liability-classified performance units. This cost is expected to be recognized over a weighted-average period of 1.5 years. The amount of unrecognized compensation cost for liability-classified awards will fluctuate over time as they are marked to market. The final value of the performance unit awards is contingent upon the Company’s actual performance against the Performance Measures.

The following table summarizes liability-classified performance unit activity to be paid out in cash or stock for the years ended December 31, 2022, 2021 and 2020 and provides information for unvested units as of December 31, 2022, 2021 and 2020:

	2022		2021		2020
	Number of Units	Weighted Average Fair Value	Number of Units	Weighted Average Fair Value	Number of Units		Weighted Average Fair Value
	(in thousands)		(in thousands)		(in thousands)
Unvested units at January 1	9,515	$2.88	8,699	$2.57	5,142		$2.42
Granted	3,798	$1.00	3,580	$4.14	6,172		$1.41
Vested	(1,910)	$6.45	(2,020)	$4.05	—		$—
Forfeited	(421)	$6.70	(744)	$3.40	(2,615)	(1)	$3.05
Unvested units at December 31	10,982	$2.25	9,515	$2.88	8,699		$2.57
(1)Includes 518,450 units related to the reduction in workforce for the year ended December 31, 2020.
Cash-Based Compensation
Performance Cash Awards
In 2022, 2021 and 2020, the Company granted performance cash awards that vest over a four-year period and are payable in cash on an annual basis. The value of each unit of the award equal one dollar. The Company recognizes the cost of these awards as general and administrative expense, operating expense and capitalized expense over the vesting period of the awards. The performance cash awards granted in 2022, 2021 and 2020 include a performance condition determined annually by the Company. For all years, the performance measure is a targeted discretionary cash flow amount. If the Company, in its sole discretion, determines that the threshold was not met, the amount for that vesting period will not vest and will be cancelled.
The Company recorded the following compensation costs related to performance cash awards for the years ended December 31, 2022 and 2021:

(in millions)	2022	2021	2020
Performance cash awards – general and administrative expense	$6	$4	$2
Performance cash awards – capitalized expense	$6	$4	$2
The Company also recorded deferred tax assets of $1 million related to performance cash awards for each of the years ended December 31, 2022, 2021 and 2020. As of December 31, 2022, there was $29 million of total unrecognized compensation cost related to performance cash awards. This cost is expected to be recognized over a weighted average 2.8 years. The final value of the performance cash awards is contingent upon the Company's actual performance against these performance measures.
The following table summarizes performance cash award activity to be paid out in cash for the years ended December 31, 2022 and 2021 and provides information for unvested units as of December 31, 2022 and 2021:

	2022		2021			2020
	Number of Units	Weighted Average Fair Value	Number of Units		Weighted Average Fair Value	Number of Shares		Weighted Average Fair Value
	(in thousands)		(in thousands)
Unvested units at January 1	28,272	$1.00	18,353		$1.00	—		$—
Granted	24,416	$1.00	18,546		$1.00	20,044		$1.00
Vested	(8,786)	$1.00	(4,955)		$1.00	(100)		$1.00
Forfeited	(3,908)	$1.00	(3,672)	(1)	$1.00	(1,591)	(2)	$1.00
Unvested Units at December 31	39,994	$1.00	28,272		$1.00	18,353		$1.00
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

(in millions)	Exploration and Production		Marketing	Other	Total
2022
Revenues from external customers	$10,583		$4,419	$—	$15,002
Intersegment revenues	(6)		10,102	—	10,096
Depreciation, depletion and amortization expense	1,169		5	—	1,174
Operating income	7,253	(1)	101	—	7,354
Interest expense (2)	184		—	—	184
Loss on derivatives	(5,257)		—	(2)	(5,259)
Loss on early extinguishment of debt	—		—	(14)	(14)
Other income, net	3		—	—	3
Provision for income taxes (2)	51		—	—	51
Assets	11,473	(3)	1,274	179	12,926
Capital investments (4)	2,196		—	13	2,209

2021
Revenues from external customers	$4,701		$1,966	$—	$6,667
Intersegment revenues	(61)		4,223	—	4,162
Depreciation, depletion and amortization expense	537		9	—	546
Impairments	6		—	—	6
Operating income	2,583	(5)	52	—	2,635
Interest expense (2)	136		—	—	136
Gain (loss) on derivatives	(2,437)		—	1	(2,436)
Loss on early extinguishment of debt	—		—	(93)	(93)
Other income, net	5		—	—	5
Assets	10,767	(3)	956	125	11,848
Capital investments (4)	1,107		—	1	1,108

2020
Revenues from external customers	$1,391		$917	$—	$2,308
Intersegment revenues	(43)		1,228	—	1,185
Depreciation, depletion and amortization expense	348		9	—	357
Impairments	2,830		—	—	2,830
Operating loss	(2,864)	(6)	(7)	—	(2,871)
Interest expense (2)	94		—	—	94
Gain on derivatives	224		—	—	224
Gain on early extinguishment of debt	—		—	35	35
Other income, net	—		—	1	1
Provision for income taxes (2)	407		—	—	407
Assets	4,654	(3)	381	125	5,160
Capital investments (4)	899		—	—	899
(1)Operating income for the E&P segment includes $27 million of acquisition-related charges for the year ended December 31, 2022.
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
(4)Capital investments include an increase of $88 million for 2022, an increase of $70 million for 2021 and a decrease of $3 million for 2020 related to the change in accrued expenditures between years.
(5)Operating income for the E&P segment includes $7 million of restructuring charges and $76 million of acquisition-related charges for the year ended December 31, 2021.

(6)Operating loss for the E&P segment includes $16 million of restructuring charges and $41 million of acquisition-related charges for the year ended December 31, 2020.
The following table presents the breakout of other assets, which represent corporate assets not allocated to segments and assets for non-reportable segments for the years ended December 31, 2022, 2021 and 2020:

	For the years ended December 31,
(in millions)	2022	2021	2020
Cash and cash equivalents	$50	$28	$13
Accounts receivable	1	—	1
Prepayments	14	6	6
Property, plant and equipment	19	12	16
Unamortized debt expense	19	10	11
Right-of-use lease assets	57	65	72
Non-qualified retirement plan	3	4	6
Long term assets	16	—	—
	$179	$125	$125
Included in intersegment revenues of the Marketing segment are $10.1 billion, $4.2 billion and $1.2 billion for 2022, 2021 and 2020, respectively, for marketing of the Company’s E&P sales. Corporate assets include cash and cash equivalents, furniture and fixtures and other costs. Corporate general and administrative costs, depreciation expense and taxes other than income are allocated to the segments.
SUPPLEMENTAL OIL AND GAS DISCLOSURES (UNAUDITED)
The Company’s operating natural gas and oil properties are located solely in the United States. The Company also has licenses to properties in Canada, the development of which is subject to an indefinite moratorium. See “Our Operations – Other – New Brunswick, Canada” in Item 1 of Part 1 of this Annual Report.
Costs Incurred in Natural Gas and Oil Exploration and Development
The table below sets forth capitalized costs incurred in natural gas and oil property acquisition, exploration and development activities:

(in millions, except per Mcfe amounts)	2022	2021	2020
Unproved property acquisition costs	$202	$139	$124	(1)
Exploration costs	—	—	—
Development costs	2,021	984	784
Capitalized costs incurred	$2,223	$1,123	$908
Full cost pool amortization per Mcfe	$0.67	$0.42	$0.38
(1)Excluded $90 million of unevaluated property acquisition costs associated with the non-cash Montage Merger.
Capitalized interest is included as part of the cost of natural gas and oil properties. The Company capitalized $121 million, $97 million and $88 million during 2022, 2021 and 2020, respectively, based on the Company’s weighted average cost of borrowings used to finance expenditures.
In addition to capitalized interest, the Company capitalized internal costs totaling $85 million, $64 million and $56 million during 2022, 2021 and 2020, respectively, which were directly related to the acquisition, exploration and development of the Company’s natural gas and oil properties.

Results of Operations from Natural Gas and Oil Producing Activities
The table below sets forth the results of operations from natural gas and oil producing activities:

(in millions)	2022	2021	2020
Sales	$10,577	$4,640	$1,348
Production (lifting) costs	(1,969)	(1,304)	(866)
Depreciation, depletion and amortization	(1,169)	(537)	(348)
Impairment of natural gas and oil properties	—	—	(2,825)
	7,439	2,799	(2,691)
Provision for income taxes (1)	—	—	—
Results of operations (2)	$7,439	$2,799	$(2,691)
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
Natural Gas and Oil Reserve Quantities
The Company engaged the services of Netherland, Sewell & Associates, Inc., or NSAI, an independent petroleum engineering firm, to audit the reserves estimated by the Company’s reservoir engineers. In conducting its audit, the engineers and geologists of NSAI studied the Company’s major properties in detail and independently developed reserve estimates. NSAI’s audit consists primarily of substantive testing, which includes a detailed review of the Company’s major properties, and accounted for approximately 99% of the present worth of the Company’s total proved reserves as of December 31, 2022. For 2021 and 2020, NSAI’s audit accounted for 99% and 97%, respectively, of the then-present worth of the Company’s total proved properties. A reserve audit is not the same as a financial audit, and a reserve audit is less rigorous in nature than a reserve report prepared by an independent petroleum engineering firm containing its own estimate of reserves. Reserve estimates are inherently imprecise, and the Company’s reserve estimates are generally based upon extrapolation of historical production trends, historical prices of natural gas and crude oil and analogy to similar properties and volumetric calculations. Accordingly, the Company’s estimates are expected to change, and such changes could be material and occur in the near term as future information becomes available.

The following table summarizes the changes in the Company’s proved natural gas, oil and NGL reserves for 2020, 2021 and 2022, all of which were located in the United States:

	Natural Gas (Bcf)	Oil (MBbls)	NGL (MBbls)	Total (Bcfe)
December 31, 2019	8,630	72,925	608,761	12,721
Revisions of previous estimates due to price	(2,143)	(32,507)	(338,639)	(4,370)
Revisions of previous estimates other than price	763	3,816	106,444	1,424
Extensions, discoveries and other additions	714	135	4,371	741
Production	(694)	(5,141)	(25,927)	(880)
Acquisition of reserves in place (1)	1,911	18,796	55,141	2,354
Disposition of reserves in place	—	—	—	—
December 31, 2020	9,181	58,024	410,151	11,990
Revisions of previous estimates due to price (2)	501	1,414	(15,525)	415
Revisions of previous estimates other than price (3)	1,402	17,384	127,197	2,270
Extensions, discoveries and other additions (3)	1,389	9,381	85,901	1,961
Production	(1,015)	(6,610)	(30,940)	(1,240)
Acquisition of reserves in place (4)	5,750	247	180	5,753
Disposition of reserves in place	(1)	(61)	—	(1)
December 31, 2021	17,207	79,779	576,964	21,148
Revisions of previous estimates due to price	61	(107)	(828)	55
Revisions of previous estimates other than price (5)	(458)	(2,149)	40,138	(230)
Extensions, discoveries and other additions	2,106	10,877	42,719	2,428
Production	(1,520)	(4,993)	(30,446)	(1,733)
Acquisition of reserves in place	—	—	—	—
Disposition of reserves in place	(34)	(21)	(1,411)	(43)
December 31, 2022	17,362	83,386	627,136	21,625
(1)The 2020 acquisition amounts are primarily associated with the Montage Merger.
(2)The 15,525 MBbl reduction in NGL volumes for 2021 is the result of changes to the Company’s five-year development plan and elections to retain ethane in the natural gas stream in line with ethane transportation contracts. This election is driven by commodity pricing, whereby higher natural gas pricing relative to ethane pricing creates a more economically favorable position.
(3)Includes 1,155 Bcf, 15 MBbls and 126 MBbls of natural gas, oil and NGL proved reserves, respectively, that were previously presented as “Extensions, discoveries and other additions” which have been reclassified to “Revisions of previous estimate other than price” to conform with current year presentation for infill reserves.
(4)The 2021 acquisition amounts are primarily associated with the Indigo Merger and the GEPH Merger.
(5)Includes performance revisions of a positive 272 Bcf, negative 681 MBbls and positive 41,490 MBbls of natural gas, oil and NGL proved reserves, respectively. Includes additions associated with infill development of 303 Bcf, 5,254 MBbls, and 40,423 MBbls of natural gas, oil and NGL proved reserves, respectively. Includes downward revisions from change in development plans of 1,033 Bcf, 6,722 MBbls, and 41,775 MBbls of natural gas, oil and NGL proved reserves, respectively.

	Natural Gas (Bcf)	Oil (MBbls)	NGL (MBbls)	Total (Bcfe)
Proved developed reserves as of:
December 31, 2020	6,342	33,563	276,548	8,203
December 31, 2021	9,308	40,930	296,832	11,335
December 31, 2022	9,793	41,138	350,821	12,145
Proved undeveloped reserves as of:
December 31, 2020	2,839	24,461	133,603	3,787
December 31, 2021	7,899	38,849	280,132	9,813
December 31, 2022	7,569	42,248	276,315	9,480
The Company’s estimated proved natural gas, oil and NGL reserves were 21,625 Bcfe at December 31, 2022, compared to 21,148 Bcfe at December 31, 2021. The Company’s reserves increased in 2022, compared to 2021, as extensions and discoveries, positive performance revisions, and positive price revisions were only partially offset by production, changes in the development plan, and dispositions.
The Company’s reserves increased in 2021, as compared to 2020, as acquisitions, additions and positive price and performance revisions were only partially offset by production and disposition.

The following table summarizes the changes in reserves for 2020, 2021 and 2022:

(in Bcfe)	Appalachia	Haynesville	Other (1)	Total
December 31, 2019	12,720	—	1	12,721
Net revisions
Price revisions	(4,370)	—	—	(4,370)
Performance and production revisions	1,424	—	—	1,424
Total net revisions	(2,946)	—	—	(2,946)
Extensions, discoveries and other additions
Proved developed	267	—	—	267
Proved undeveloped	474	—	—	474
Total reserve additions	741	—	—	741
Production	(880)	—	—	(880)
Acquisition of reserves in place	2,354	—	—	2,354
Disposition of reserves in place	—	—	—	—
December 31, 2020	11,989	—	1	11,990
Net revisions
Price revisions	415	—	—	415
Performance and production revisions (2)	2,271	—	(1)	2,270
Total net revisions	2,686	—	(1)	2,685
Extensions, discoveries and other additions
Proved developed (2)	197	—	—	197
Proved undeveloped (2)	1,764	—	—	1,764
Total reserve additions	1,961	—	—	1,961
Production	(1,108)	(132)	—	(1,240)
Acquisition of reserves in place	—	5,753	—	5,753
Disposition of reserves in place	(1)	—	—	(1)
December 31, 2021	15,527	5,621	—	21,148
Net revisions
Price revisions	(4)	59	—	55
Performance and production revisions (3)	(33)	(197)	—	(230)
Total net revisions	(37)	(138)	—	(175)
Extensions, discoveries and other additions
Proved developed	235	171	—	406
Proved undeveloped	1,038	984	—	2,022
Total reserve additions	1,273	1,155	—	2,428
Production	(1,054)	(679)	—	(1,733)
Acquisition of reserves in place	—	—	—	—
Disposition of reserves in place	(43)	—	—	(43)
December 31, 2022	15,666	5,959	—	21,625
(1)Other includes properties outside of Appalachia and Haynesville.
(2)Includes 158 Bcf, 2 MBbls and 14 MBbls of natural gas, oil and NGL proved developed reserves, respectively, that were previously presented as “Extensions, discoveries and other additions” which have been reclassified to “Performance and production revisions” to conform with current year presentation for infill reserves. Includes 997 Bcf, 13 MBbls and 112 MBbls of natural gas, oil and NGL proved undeveloped reserves, respectively, that were previously presented as “Extensions, discoveries and other additions” which have been reclassified to “Performance and production revisions” to conform with current year presentation for infill reserves.
(3)Includes Appalachia reserves with positive performance revisions of 381 Bcf, additions associated with infill development of 577 Bcf, and downward revisions from changes in development plans of 991 Bcf. Includes Haynesville reserves with positive performance revisions of 136 Bcf and downward revisions from changes in development plans of 333 Bcf.
As of December 31, 2022, the Company had no proved undeveloped reserves that had a negative present value on a 10% discounted basis.
The Company’s December 31, 2021 reserves included no proved undeveloped reserves that had a negative present value on a 10% discounted basis. The Company’s December 31, 2020 proved reserves included 2,437 Bcfe of proved undeveloped reserves from 138 locations that had a positive present value on an undiscounted basis in compliance with proved reserve requirements, but that have a negative $207 million present value when discounted at 10%.
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
Standardized Measure of Discounted Future Net Cash Flows
The following standardized measure of discounted future net cash flows relating to proved natural gas, oil and NGL reserves as of December 31, 2022, 2021 and 2020 are calculated after income taxes, discounted using a 10% annual discount rate and do not purport to present the fair market value of the Company’s proved gas, oil and NGL reserves:

(in millions)	2022	2021	2020
Future cash inflows	$132,037	$75,314	$17,997
Future production costs	(29,632)	(23,235)	(11,969)
Future development costs (1)	(7,458)	(6,032)	(1,924)
Future income tax expense	(19,323)	(8,135)	—
Future net cash flows	75,624	37,912	4,104
10% annual discount for estimated timing of cash flows	(38,036)	(19,181)	(2,257)
Standardized measure of discounted future net cash flows	$37,588	$18,731	$1,847
(1)Includes abandonment costs.
Under the standardized measure, future cash inflows were estimated by applying an average price from the first day of each month from the previous 12 months, adjusted for known contractual changes, to the estimated future production of year-end proved reserves. Prices used for the standardized measure above were as follows:

	2022	2021	2020
Natural gas (per MMBtu)	$6.36	$3.60	$1.98
Oil (per Bbl)	93.67	66.56	39.57
NGLs (per Bbl)	34.35	28.65	10.27
Future cash inflows were reduced by estimated future production and development costs based on year-end costs to determine pre-tax cash inflows. Future income taxes were computed by applying the year-end statutory rate to the excess of pre-tax cash inflows over the Company’s tax basis in the associated proved gas and oil properties after giving effect to permanent differences and tax credits.
Following is an analysis of changes in the standardized measure during 2022, 2021 and 2020:

(in millions)	2022	2021	2020
Standardized measure, beginning of year	$18,731	$1,847	$3,700
Sales and transfers of natural gas and oil produced, net of production costs	(8,611)	(3,332)	(478)
Net changes in prices and production costs	23,198	10,417	(2,720)
Extensions, discoveries, and other additions, net of future production and development costs	4,976	3,183	81
Acquisition of reserves in place	1	6,499	443
Sales of reserves in place	(49)	(1)	—
Revisions of previous quantity estimates	(400)	596	(987)
Net change in income taxes	(5,158)	(3,689)	35
Changes in estimated future development costs	(709)	137	1,241
Previously estimated development costs incurred during the year	1,208	419	624
Changes in production rates (timing) and other	2,159	2,470	(466)
Accretion of discount	2,242	185	374
Standardized measure, end of year	$37,588	$18,731	$1,847

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report. Our disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, accumulate and communicate information to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and submission within the time periods specified in the SEC’s rules and forms. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those determined to be effective can provide only a level of reasonable assurance with respect to financial statement preparation and presentation. Based on the evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2022 at a reasonable assurance level.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting is included on page 82 of this Annual Report.
PricewaterhouseCoopers LLP’s report on Southwestern Energy’s internal control over financial reporting is included in its Report of Independent Registered Public Accounting Firm on page 82 of this Annual Report.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The definitive proxy statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A on or before May 1, 2023 (the “Proxy Statement”), is hereby incorporated by reference for the purpose of providing information about the Company’s directors, and for discussion of its audit committee and its audit committee financial expert. Refer to the sections “Proposal No. 1: Election of Directors” and “Share Ownership of Management, Directors and Nominees” in the Proxy Statement for information concerning our directors. Refer to the section “Corporate Governance – Committees of the Board of Directors” in the 2023 Proxy Statement for discussion of its audit committee and its audit committee financial expert. Information concerning the Company’s executive officers is presented in Part I of this Annual Report. The Company refers you to the section “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for information relating to compliance with Section 16(a) of the Exchange Act.
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

ITEM 11. EXECUTIVE COMPENSATION
Information required by Item 11 of Part III will be included in our Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before May 1, 2023, and is incorporated herein by reference.*
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by Item 12 of Part III will be included in our Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before May 1, 2023, and is incorporated herein by reference.*
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by Item 13 of Part III will be included in our Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before May 1, 2023, and is incorporated herein by reference.*
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by Item 14 of Part III will be included in our Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before May 1, 2023, and is incorporated herein by reference.*
*Except for information or data specifically incorporated by reference under Items 10 through 14, all other information in our 2023 Proxy Statement is not deemed to be a part of this Annual Report or deemed to be filed with the Commission as part of this report.
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

SOUTHWESTERN ENERGY COMPANY
Dated: February 23, 2023	By: /s/ CARL F. GIESLER, JR.
Carl F. Giesler, Jr.
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed, as of February 23, 2023, on behalf of the Registrant below by the following officers and by a majority of the directors.

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
4.3
Policy on Confidential Voting of Southwestern Energy Company. (Incorporated by reference to the Appendix of the Registrant’s Definitive Proxy Statement (Commission File No. 1-08246) for the 2006 Annual Meeting of Stockholders)

4.4
Registration Rights Agreement, dated September 1, 2021, by and among Southwestern Energy Company, the other parties thereto, and Ibis Unitholder Representative, LLC (Incorporated by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021)

4.5
Registration Rights Agreement, dated December 31, 2021, by and among Southwestern Energy Company, the other parties thereto, and GEPH Unitholder Rep, LL (Incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021)

4.6
Exchange and Registration Rights Agreement, dated as of September 3, 2021, among Southwestern Energy Company, the guarantor parties thereto, J.P. Morgan Securities LLC and Credit Agricole Securities (USA) Inc. (Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on September 3, 2021)

4.70
Indenture, dated as of January 23, 2015 between Southwestern Energy Company and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 23, 2015)

4.8
First Supplemental Indenture, dated as of January 23, 2015 between Southwestern Energy Company and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on January 23, 2015)

4.9
Second Supplemental Indenture, dated as of September 25, 2017 between Southwestern Energy Company and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed on September 25, 2017)

4.10
Third Supplemental Indenture, dated as of November 29, 2017 between Southwestern Energy Company and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on December 1, 2017)

4.11
Fourth Supplemental Indenture, dated as of April 26, 2018 between Southwestern Energy Company, the guarantors named therein and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on April 26, 2018)

4.12
Fifth Supplemental Indenture, dated as of December 3, 2018 between Southwestern Energy Company, the guarantors named therein and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.15 to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-08246) for the year ended December 31, 2020)

4.13
Sixth Supplemental Indenture, dated as of December 10, 2020 between Southwestern Energy Company, the guarantors named therein and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.16 to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-08246) for the year ended December 31, 2020)

4.14
Seventh Supplemental Indenture, dated as of September 10, 2021 between Southwestern Energy Company, the guarantors named therein and Regions Bank, as trustee (Incorporated by reference to Exhibit 4.14 to the Registrant’s Amendment No. 1 to Form S-4 filed on October 12, 2021)

4.15
Eighth Supplemental Indenture, dated as of January 4, 2022 between Southwestern Energy Company, the guarantors named therein and Regions Bank, as trustee (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on January 5, 2022)

4.16
Indenture, dated as of September 25, 2017 between Southwestern Energy Company and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on September 25, 2017)

4.17
First Supplemental Indenture, dated as of September 25, 2017 between Southwestern Energy Company and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on September 25, 2017)

4.18
Second Supplemental Indenture, dated as of April 26, 2018 between Southwestern Energy Company, the guarantors named therein and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on April 26, 2018)

4.19
Third Supplemental Indenture, dated as of December 3, 2018 between Southwestern Energy Company, the guarantors named therein and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.21 to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-08246) for the year ended December 31, 2020)

4.20
Fourth Supplemental Indenture, dated as of August 27, 2020 between Southwestern Energy Company, the guarantors named therein and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on August 27, 2020)

4.21
Fifth Supplemental Indenture, dated as of December 10, 2020 between Southwestern Energy Company, the guarantors named therein and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.23 to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-08246) for the year ended December 31, 2020)

4.22
Sixth Supplemental Indenture, dated as of August 30, 2021, among Southwestern Energy Company, the guarantors party thereto and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on August 30, 2021)

4.23
Seventh Supplemental Indenture, dated as of September 10, 2021 between Southwestern Energy Company, the guarantors named therein and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.23 to the Registrant’s Amendment No. 1 to Form S-4 filed on October 12, 2021)

4.24
Eighth Supplemental Indenture, dated as of January 4, 2022 between Southwestern Energy Company, the guarantors named therein and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on January 5, 2022)

4.25
Indenture, dated as of August 30, 2021, between Southwestern Energy Company and Regions Bank, as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 30, 2021)

4.26
First Supplemental Indenture, dated as of August 30, 2021, among Southwestern Energy Company, the guarantors party thereto and Regions Bank, as trustee (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 30, 2021)

4.27
Second Supplemental Indenture, dated as of September 3, 2021, among Southwestern Energy Company, the guarantors party thereto and Regions Bank, as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on September 3, 2021)

4.28
Third Supplemental Indenture, dated as of September 10, 2021 among Southwestern Energy Company, the guarantors named therein and Regions Bank, as trustee (Incorporated by reference to Exhibit 4.31 to Post-Effective Amendment No. 1 on Form S-4 filed on October 12, 2021)

4.29
Fourth Supplemental Indenture, dated as of December 22, 2021, among Southwestern Energy Company, the guarantors party thereto and Regions Bank, as trustee (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on December 22, 2021)

4.30
Fifth Supplemental Indenture, dated as of January 4, 2022 between Southwestern Energy Company, the guarantors named therein and Regions Bank, as trustee (Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on January 5, 2022)

4.31	Form of 4.95% Notes due 2025. (Incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed on January 23, 2015)

4.32	Form of 7.50% Notes due 2026. (Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on September 25, 2017)
4.33	Form of 7.75% Notes due 2027. (Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on September 25, 2017)
4.34	Form of 8.375% Notes due 2028. (Incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K filed on August 27, 2020)
4.35	Form of 5.375% Notes due 2029. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on September 3, 2021)
4.36	Form of 5.375% Notes due 2030. (Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on August 30, 2021)
4.37	Form of 4.750% Notes due 2032. (Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on December 22, 2021)
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
10.7†
Amendment One to the Southwestern Energy Company Non-Qualified Retirement Plan (Incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K (Commission File No. 1-08246) for the year ended December 31, 2009)

10.8*†
Southwestern Energy Company 2022 Incentive Plan. (Incorporated by reference to Exhibit 4.8 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-8 filed August 10, 2022)

10.9†
Southwestern Energy Company Non-Employee Director Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019)

10.10†
Form of Deferral Agreement under the Non-Employee Director Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019)

10.11†	Form of Incentive Stock Option for awards granted on or after December 8, 2005. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 13, 2005)
10.12†
Form of Non-Qualified Stock Option Agreement for awards granted on or after December 8, 2011.  (Incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K (Commission File No. 1-08426) for the year ended December 31, 2011)

10.13
Guaranty by and between Southwestern Energy Company and Texas Gas Transmission, LLC, dated as of October 27, 2008. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 1-08246) for the period ended September 30, 2008)

10.14
Guaranty by and between Southwestern Energy Company and Fayetteville Express Pipeline, LLC dated September 30, 2008 (Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K (Commission File No. 1-08246) for the year ended December 31, 2009)

10.15
Amended and Restated Credit Agreement, dated April 8, 2022 among Southwestern Energy Company, JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders from time to time party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 12, 2022).

10.16
Amendment No. 1 to Credit Agreement, dated August 4, 2022 among Southwestern Energy Company, JPMorgan Chase Bank, N.A., as Administrative Agent, and each lender from time to time party thereto (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022)

10.17
Support Agreement, dated as of August 12, 2020, by and among certain stockholders affiliated with EnCap Investments L.P. and Southwestern Energy Company (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 12, 2020)

21.1*	List of Subsidiaries
23.1*	Consent of PricewaterhouseCoopers LLP
23.2*	Consent of Netherland, Sewell & Associates, Inc.
31.1*	Certification of CEO filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of CFO filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Reserve Audit Report of Netherland, Sewell & Associates, Inc., dated January 31, 2023
101.1*	Interactive Data Files Pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) Consolidated Statements of Operations for the three years ended December 31, 2022, (ii) Consolidated Statements of Comprehensive Income for the three years ended December 31, 2022, (iii) Consolidated Balance Sheets as of December 31, 2022 and 2021, (iv) Consolidated Statements of Cash Flows for the three years ended December 31, 2022, (v) Consolidated Statements of Changes in Equity for the three years ended December 31, 2022 and (vi) Notes to Consolidated Financial Statements
104.1*	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (included in Exhibit 101)
______________
* Filed herewith
† Management contract or compensatory plan or arrangement