Form 10-Q
period 2023-03-31
SOUTHWESTERN ENERGY CO
filed 2023-04-27
CIK 7332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the quarterly period ended March 31, 2023
Or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of April 25, 2023
Common Stock, Par Value $0.01	1,101,267,771

SOUTHWESTERN ENERGY COMPANY
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

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
•our ability to realize the expected benefits from acquisitions, including the Indigo and GEPH Mergers (each as defined below);
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
•our ability to achieve, reach or otherwise meet initiatives, plans, or ambitions with respect to environmental, social and governance matters;
•the impact of the adverse outcome of any material litigation against us or judicial decisions that affect us or our industry generally;
•the effects of weather or power outages;
•increased competition;
•inflation rates;
•the financial impact of accounting regulations and critical accounting policies;

•the comparative cost of alternative fuels;
•credit risk relating to the risk of loss as a result of non-performance by our counterparties, including as a result of financial or banking failures;
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended March 31,
(in millions, except share/per share amounts)	2023	2022
Operating Revenues:
Gas sales	$1,145	$1,692
Oil sales	95	111
NGL sales	201	272
Marketing	679	866
Other	(2)	2
	2,118	2,943
Operating Costs and Expenses:
Marketing purchases	667	862
Operating expenses	418	381
General and administrative expenses	46	44
Merger-related expenses	—	25
Depreciation, depletion and amortization	313	275
Taxes, other than income taxes	68	57
	1,512	1,644
Operating Income	606	1,299
Interest Expense:
Interest on debt	63	68
Other interest charges	3	3
Interest capitalized	(30)	(30)
	36	41

Gain (Loss) on Derivatives	1,401	(3,927)
Loss on Early Extinguishment of Debt	(19)	(2)
Other Loss, Net	(1)	—

Income (Loss) Before Income Taxes	1,951	(2,671)
Provision for Income Taxes:
Current	—	4
Deferred	12	—
	12	4
Net Income (Loss)	$1,939	$(2,675)

Earnings (Loss) Per Common Share:
Basic	$1.76	$(2.40)
Diluted	$1.76	$(2.40)

Weighted Average Common Shares Outstanding:
Basic	1,100,278,261	1,114,610,964
Diluted	1,102,396,636	1,114,610,964

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the three months ended March 31,
(in millions)	2023	2022
Net income (loss)	$1,939	$(2,675)

Change in value of pension and other postretirement liabilities:
Amortization of prior service cost and net gain, including gain on settlements and curtailments included in net periodic pension cost (1)	1	—
Net actuarial loss incurred in period	(2)	—
Net tax loss attributable to pension termination	(14)	—
Total change in value of pension and postretirement liabilities	(15)	—
Comprehensive income (loss)	$1,924	$(2,675)
(1)Settlement adjustment was less than $1 million for the three months ended March 31, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2023	December 31, 2022

ASSETS	(in millions)
Current assets:
Cash and cash equivalents	$3	$50
Accounts receivable, net	667	1,401
Derivative assets	463	145
Other current assets	66	68
Total current assets	1,199	1,664
Natural gas and oil properties, using the full cost method, including $2,185 million as of March 31, 2023 and $2,217 million as of December 31, 2022 excluded from amortization	36,430	35,763
Other	532	527
Less: Accumulated depreciation, depletion and amortization	(25,704)	(25,387)
Total property and equipment, net	11,258	10,903
Operating lease assets	175	177
Long-term derivative assets	201	72
Deferred tax assets	—	—
Other long-term assets	104	110
Total long-term assets	480	359
TOTAL ASSETS	$12,937	$12,926
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,549	$1,835
Taxes payable	109	136
Interest payable	27	86
Derivative liabilities	409	1,317
Current operating lease liabilities	43	42
Other current liabilities	29	65
Total current liabilities	2,166	3,481
Long-term debt	3,935	4,392
Long-term operating lease liabilities	128	133
Long-term derivative liabilities	208	378
Other long-term liabilities	246	218
Total long-term liabilities	4,517	5,121
Commitments and contingencies (Note 11)
Equity:
Common stock, $0.01 par value; 2,500,000,000 shares authorized; issued 1,162,882,464 shares as of March 31, 2023 and 1,161,545,588 shares as of December 31, 2022	12	12
Additional paid-in capital	7,178	7,172
Accumulated deficit	(600)	(2,539)
Accumulated other comprehensive income (loss)	(9)	6
Common stock in treasury, 61,614,693 shares as of March 31, 2023 and December 31, 2022	(327)	(327)
Total equity	6,254	4,324
TOTAL LIABILITIES AND EQUITY	$12,937	$12,926

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
(in millions)	2023	2022
Cash Flows From Operating Activities:
Net income (loss)	$1,939	$(2,675)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	313	275
Amortization of debt issuance costs	2	2
Deferred income taxes	12	—
(Gain) loss on derivatives, unsettled	(1,524)	3,232
Stock-based compensation	1	1
Loss on early extinguishment of debt	19	2
Other	2	(1)
Change in assets and liabilities, excluding impact from acquisitions:
Accounts receivable	734	89
Accounts payable	(257)	126
Taxes payable	(27)	(13)
Interest payable	(33)	(16)
Inventories	(14)	4
Other assets and liabilities	(30)	(54)
Net cash provided by operating activities	1,137	972

Cash Flows From Investing Activities:
Capital investments	(670)	(500)
Net cash used in investing activities	(670)	(500)

Cash Flows From Financing Activities:
Payments on current portion of long-term debt	—	(202)
Payments on long-term debt	(437)	(21)
Payments on revolving credit facility	(1,357)	(2,803)
Borrowings under revolving credit facility	1,317	2,517
Change in bank drafts outstanding	(33)	34
Cash paid for tax withholding	(4)	(4)
Net cash used in financing activities	(514)	(479)

Decrease in cash and cash equivalents	(47)	(7)
Cash and cash equivalents at beginning of year	50	28
Cash and cash equivalents at end of period	$3	$21

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury		Total
	Shares Issued	Amount				Shares	Amount

	(in millions, except share amounts)
Balance at December 31, 2022	1,161,545,588	$12	$7,172	$(2,539)	$6	61,614,693	$(327)	$4,324
Comprehensive income:
Net income	—	—	—	1,939	—	—	—	1,939
Other comprehensive loss	—	—	—	—	(15)	—	—	(15)
Total comprehensive income	—	—	—	—	—	—	—	1,924
Stock-based compensation	—	—	2	—	—	—	—	2
Restricted units vested	1,999,039	—	8	—	—	—	—	8
Tax withholding – stock compensation	(662,163)	—	(4)	—	—	—	—	(4)
Balance at March 31, 2023	1,162,882,464	$12	$7,178	$(600)	$(9)	61,614,693	$(327)	$6,254

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury		Total
	Shares Issued	Amount				Shares	Amount

	(in millions, except share amounts)
Balance at December 31, 2021	1,158,672,666	$12	$7,150	$(4,388)	$(25)	44,353,224	$(202)	$2,547
Comprehensive income:
Net loss	—	—	—	(2,675)	—	—	—	(2,675)
Other comprehensive income	—	—	—	—	—	—	—	—
Total comprehensive loss	—	—	—	—	—	—	—	(2,675)
Stock-based compensation	—	—	1	—	—	—	—	1
Performance units vested	2,499,860	—	12	—	—	—	—	12
Tax withholding – stock compensation	(721,070)	—	(4)	—	—	—	—	(4)
Balance at March 31, 2022	1,160,451,456	$12	$7,159	$(7,063)	$(25)	44,353,224	$(202)	$(119)

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
Principles of Consolidation
The consolidated financial statements contained in this report include all normal and recurring material adjustments that, in the opinion of management, are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented herein. It is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Annual Report”).
The Company’s significant accounting policies, which have been reviewed and approved by the Audit Committee of the Company’s board of directors (the “Board”), are summarized in Note 1 in the Notes to the Consolidated Financial Statements included in the Company’s 2022 Annual Report.
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

Merger-Related Expenses
The Company did not incur merger-related expenses during 2023. The following table summarizes the merger-related expenses incurred during the three months ended March 31, 2022:

	For the three months ended March 31, 2022
(in millions)	Indigo Merger	GEPH Merger	Total
Transition services	$—	$18	$18
Professional fees (bank, legal, consulting)	—	1	1
Contract buyouts, terminations and transfers	—	2	2
Due diligence and environmental	1	—	1
Employee-related	—	1	1
Other	—	2	2
Total merger-related expenses	$1	$24	$25

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

Disaggregation of Revenues
The Company presents a disaggregation of E&P revenues by product on the consolidated statements of operations net of intersegment revenues. The following table reconciles operating revenues as presented on the consolidated statements of operations to the operating revenues by segment:

(in millions)	E&P	Marketing	Intersegment Revenues	Total
Three months ended March 31, 2023
Gas sales	$1,136	$—	$9	$1,145
Oil sales	94	—	1	95
NGL sales	201	—	—	201
Marketing	—	2,041	(1,362)	679
Other (1)	(2)	—	—	(2)
Total	$1,429	$2,041	$(1,352)	$2,118
(in millions)
Three months ended March 31, 2022
Gas sales	$1,690	$—	$2	$1,692
Oil sales	110	—	1	111
NGL sales	272	—	—	272
Marketing	—	2,755	(1,889)	866
Other (2)	2	—	—	2
Total	$2,074	$2,755	$(1,886)	$2,943
(1)For the three months ended March 31, 2023, other E&P revenues consists primarily of losses on purchaser imbalances associated with natural gas and certain NGLs.
(2)For the three months ended March 31, 2022, other E&P revenues consists primarily of gains on purchaser imbalances associated with natural gas and certain NGLs.
Associated E&P revenues are also disaggregated for analysis on a geographic basis by the core areas in which the Company operates, which are primarily Appalachia and Haynesville.

	For the three months ended March 31,
(in millions)	2023	2022
Appalachia	$923	$1,321
Haynesville	506	753
Total	$1,429	$2,074
Receivables from Contracts with Customers
The following table reconciles the Company’s receivables from contracts with customers to consolidated accounts receivable as presented on the consolidated balance sheet:

(in millions)	March 31, 2023	December 31, 2022
Receivables from contracts with customers	$567	$1,313
Other accounts receivable	100	88
Total accounts receivable	$667	$1,401
Amounts recognized against the Company’s allowance for doubtful accounts related to receivables arising from contracts with customers were immaterial for both the three months ended March 31, 2023 and year ended December 31, 2022. The Company has no contract assets or contract liabilities associated with its revenues from contracts with customers.
(4) CASH AND CASH EQUIVALENTS
The following table presents a summary of cash and cash equivalents as of March 31, 2023 and December 31, 2022:

(in millions)	March 31, 2023	December 31, 2022
Cash	$2	$49
Marketable securities (1)	1	1
Total	$3	$50
(1)Typically consists of government stable value money market funds.

(5) NATURAL GAS AND OIL PROPERTIES
The Company utilizes the full cost method of accounting for costs related to the development, exploration and acquisition of natural gas and oil properties. Under this method, all such costs (productive and nonproductive), including salaries, benefits and other internal costs directly attributable to these activities, are capitalized on a country-by-country basis and amortized over the estimated lives of the properties using the units-of-production method. These capitalized costs are subject to a ceiling test that limits such pooled costs, net of applicable deferred taxes, to the aggregate of the present value of future net revenues attributable to proved natural gas, oil and NGL reserves discounted at 10% (standardized measure). Any costs in excess of the ceiling are written off as a non-cash expense. The expense may not be reversed in future periods, even though higher natural gas, oil and NGL prices may subsequently increase the ceiling. Companies using the full cost method are required to use the average quoted price from the first day of each month from the previous 12 months, including the impact of derivatives designated for hedge accounting, to calculate the ceiling value of their reserves. The Company had no hedge positions that were designated for hedge accounting as of March 31, 2023. Prices used to calculate the ceiling value of reserves were as follows:

	March 31, 2023	March 31, 2022
Natural gas (per MMBtu)	$5.96	$4.09
Oil (per Bbl)	$90.97	$75.39
NGLs (per Bbl)	$30.69	$32.75
Using the average quoted prices above, adjusted for market differentials, the Company’s net book value of its United States natural gas and oil properties did not exceed the ceiling amount at March 31, 2023. Decreases in market prices as well as changes in production rates, levels of reserves, evaluation of costs excluded from amortization, future development costs and production costs could result in future non-cash ceiling test impairments to the Company’s natural gas and oil properties.
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
The following table presents the computation of earnings per share for the three months ended March 31, 2023 and 2022:

	For the three months ended March 31,
(in millions, except share/per share amounts)	2023	2022
Net income (loss)	$1,939	$(2,675)

Number of common shares:
Weighted average outstanding	1,100,278,261	1,114,610,964
Issued upon assumed exercise of outstanding stock options	—	—
Effect of issuance of non-vested restricted common stock	790,131	—
Effect of issuance of non-vested restricted units	1,328,244	—
Effect of issuance of non-vested performance units	—	—
Weighted average and potential dilutive outstanding	1,102,396,636	1,114,610,964

Earnings (loss) per common share
Basic	$1.76	$(2.40)
Diluted	$1.76	$(2.40)

The following table presents the common stock shares equivalent excluded from the calculation of diluted earnings per share for the three months ended March 31, 2023 and 2022, as they would have had an antidilutive effect:

	For the three months ended March 31,
	2023	2022
Unexercised stock options	866,318	2,948,488
Unvested restricted common stock	—	1,436,920
Restricted units	1,914,812	2,528,005
Performance units	326,088	1,917,579
Total	3,107,218	8,830,992

(7) DERIVATIVES AND RISK MANAGEMENT
The Company is exposed to volatility in market prices and basis differentials for natural gas, oil and NGLs which impacts the predictability of its cash flows related to the sale of those commodities. These risks are managed by the Company’s use of certain derivative financial instruments. As of March 31, 2023 and March 31, 2022, the Company’s derivative financial instruments consisted of fixed price swaps, two-way costless collars, three-way costless collars, basis swaps, options (calls and puts), index swaps and interest rate swaps. A description of the Company’s derivative financial instruments is provided below:

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
The following tables provide information about the Company’s financial instruments that are sensitive to changes in commodity prices and that are used to protect the Company’s exposure. None of the financial instruments below are designated for hedge accounting treatment. The tables present the notional amount, the weighted average contract prices and the fair value by expected maturity dates as of March 31, 2023:

Financial Protection on Production
		Weighted Average Price per MMBtu
	Volume (Bcf)	Swaps	Sold Puts	Purchased Puts	Sold Calls	Basis Differential	Fair Value at March 31, 2023 (in millions)
Natural Gas
2023
Fixed price swaps	453	$3.15	$—	$—	$—	$—	$169
Two-way costless collars	116	—	—	2.86	3.21	—	30
Three-way costless collars	145	—	2.07	2.49	2.91	—	(31)
Total	714						$168
2024
Fixed price swaps	528	$3.54	$—	$—	$—	$—	$(42)
Two-way costless collars	44	—	—	3.07	3.53	—	(15)
Three-way costless collars	11	—	2.25	2.80	3.54	—	(8)
Total	583						$(65)
2025
Three-way costless collars	99	$—	$2.50	$3.75	$5.69	$—	$(8)

Basis Swaps
2023	220	$—	$—	$—	$—	$(0.63)	$(26)
2024	46	—	—	—	—	(0.71)	5
2025	9	—	—	—	—	(0.64)	2
Total	275						$(19)

	Volume (MBbls)	Weighted Average Strike Price per Bbl				Fair Value at March 31, 2023 (in millions)
		Swaps	Sold Puts	Purchased Puts	Sold Calls
Oil
2023
Fixed price swaps	999	$62.61	$—	$—	$—	$(11)
Two-way costless collars	294	—	—	70.00	80.58	—
Three-way costless collars	926	—	34.09	45.68	56.07	(18)
Total	2,219					$(29)
2024
Fixed price swaps	1,571	$71.06	$—	$—	$—	$—
Two-way costless collars	146	—	—	70.00	78.25	—
Total	1,717					$—
2025
Fixed price swaps	41	$77.66	$—	$—	$—	$—

Ethane
2023
Fixed price swaps	5,570	$11.51	$—	$—	$—	$12
2024
Fixed price swaps	1,305	$10.81	$—	$—	$—	$1

Propane
2023
Fixed price swaps	3,592	$36.31	$—	$—	$—	$9
2024
Fixed price swaps	1,094	$35.70	$—	$—	$—	$2

Normal Butane
2023
Fixed price swaps	591	$40.96	$—	$—	$—	$1
2024
Fixed price swaps	329	$40.74	$—	$—	$—	$1

Natural Gasoline
2023
Fixed price swaps	512	$63.74	$—	$—	$—	$—
2024
Fixed price swaps	329	$64.37	$—	$—	$—	$1

Other Derivative Contracts
	Volume (Bcf)	Weighted Average Strike Price per MMBtu	Fair Value at March 31, 2023 (in millions)
Call Options – Natural Gas (Net)
2023	36	$2.95	$(16)
2024	9	3.00	(11)
Total	45		$(27)

	Volume (MBbls)	Weighted Average Strike Price per Bbl	Fair Value at March 31, 2023 (in millions)
Put Options – Oil (Net)
2023	127	$73.50	$—
At March 31, 2023, the net fair value of the Company’s financial instruments was a $46 million asset, which included net reduction of the asset of $1 million related to non-performance risk. See Note 9 for additional details regarding the Company’s fair value measurements of its derivatives position.
As of March 31, 2023, the Company had no positions designated for hedge accounting treatment. Gains and losses on derivatives that are not designated for hedge accounting treatment, or do not meet hedge accounting requirements, are recorded as a component of gain (loss) on derivatives on the consolidated statements of operations. Accordingly, the gain (loss) on derivatives component of the statement of operations reflects the gains and losses on both settled and unsettled derivatives. Only the settled gains and losses are included in the Company’s realized commodity price calculations.
The balance sheet classification of the assets and liabilities related to derivative financial instruments are summarized below as of March 31, 2023 and December 31, 2022:

Derivative Assets
		Fair Value
(in millions)	Balance Sheet Classification	March 31, 2023	December 31, 2022
Derivatives not designated as hedging instruments:
Fixed price swaps – natural gas	Derivative assets	$227	$—
Fixed price swaps – oil	Derivative assets	1	—
Fixed price swaps – ethane	Derivative assets	12	4
Fixed price swaps – propane	Derivative assets	11	9
Fixed price swaps – normal butane	Derivative assets	1	1
Fixed price swaps – natural gasoline	Derivative assets	1	1
Two-way costless collars – natural gas	Derivative assets	137	47
Two-way costless collars – oil	Derivative assets	2	—
Three-way costless collars – natural gas	Derivative assets	51	18
Three-way costless collars – oil	Derivative assets	—	1
Basis swaps – natural gas	Derivative assets	15	64
Put options – natural gas	Derivative assets	6	—
Fixed price swaps – natural gas	Other long-term assets	105	28
Fixed price swaps – oil	Other long-term assets	2	1
Fixed price swaps – ethane	Other long-term assets	1	1
Fixed price swaps – propane	Other long-term assets	1	1
Fixed price swaps – normal butane	Other long-term assets	1	—
Fixed price swaps – natural gasoline	Other long-term assets	1	—
Two-way costless collars – natural gas	Other long-term assets	16	18
Two-way costless collars – oil	Other long-term assets	1	—
Three-way costless collars – natural gas	Other long-term assets	66	3
Basis swaps – natural gas	Other long-term assets	9	17
Put options – natural gas	Other long-term assets	—	4
Total derivative assets		$667	$218

Derivative Liabilities
		Fair Value
(in millions)	Balance Sheet Classification	March 31, 2023	December 31, 2022
Derivatives not designated as hedging instruments:
Fixed price swaps – natural gas	Derivative liabilities	$97	$581
Fixed price swaps – oil	Derivative liabilities	14	20
Fixed price swaps – ethane	Derivative liabilities	—	1
Fixed price swaps – propane	Derivative liabilities	1	—
Fixed price swaps – natural gasoline	Derivative liabilities	1	1
Two-way costless collars – natural gas	Derivative liabilities	112	235
Two-way costless collars – oil	Derivative liabilities	2	—
Three-way costless collars – natural gas	Derivative liabilities	91	311
Three-way costless collars – oil	Derivative liabilities	18	31
Basis swaps – natural gas	Derivative liabilities	41	69
Call options – natural gas	Derivative liabilities	27	70
Put options – natural gas	Derivative liabilities	6	—
Fixed price swaps – natural gas	Long-term derivative liabilities	108	281
Fixed price swaps – oil	Long-term derivative liabilities	—	4
Two-way costless collars – natural gas	Long-term derivative liabilities	26	56
Two-way costless collars – oil	Long-term derivative liabilities	1	—
Three-way costless collars – natural gas	Long-term derivative liabilities	73	20
Basis swap – natural gas	Long-term derivative liabilities	2	1
Call options – natural gas	Long-term derivative liabilities	—	18
Total derivative liabilities		$620	$1,699

Net Derivative Position
	March 31, 2023	December 31, 2022
(in millions)
Net current derivative asset (liability)	$54	$(1,174)
Net long-term derivative liabilities	(7)	(307)
Non-performance risk adjustment	(1)	3
Net total derivative asset (liability)	$46	$(1,478)

The following tables summarize the before-tax effect of the Company’s derivative instruments on the consolidated statements of operations for the three months ended March 31, 2023 and 2022:

Unsettled Gain (Loss) on Derivatives Recognized in Earnings

	Consolidated Statement of Operations Classification of Gain (Loss) on Derivatives, Unsettled	For the three months ended March 31,
Derivative Instrument		2023		2022

		(in millions)
Fixed price swaps – natural gas	Gain (Loss) on Derivatives	$961		$(1,853)
Fixed price swaps – oil	Gain (Loss) on Derivatives	12		(53)
Fixed price swaps – ethane	Gain (Loss) on Derivatives	9		(21)
Fixed price swaps – propane	Gain (Loss) on Derivatives	1		(49)
Fixed price swaps – normal butane	Gain (Loss) on Derivatives	1		(20)
Fixed price swaps – natural gasoline	Gain (Loss) on Derivatives	1		(28)
Two-way costless collars – natural gas	Gain (Loss) on Derivatives	241		(342)
Two-way costless collars – ethane	Gain (Loss) on Derivatives	—		1
Three-way costless collars – natural gas	Gain (Loss) on Derivatives	263		(724)
Three-way costless collars – oil	Gain (Loss) on Derivatives	12		(33)
Three-way costless collars – propane	Gain (Loss) on Derivatives	—		(2)
Basis swaps – natural gas	Gain (Loss) on Derivatives	(30)		36
Call options – natural gas	Gain (Loss) on Derivatives	61		(149)
Put options – natural gas	Gain (Loss) on Derivatives	(4)		—
Purchased fixed price swap – natural gas storage	Gain (Loss) on Derivatives	—		1
Fixed price swap – natural gas storage	Gain (Loss) on Derivatives	—		1
Interest rate swaps	Gain (Loss) on Derivatives	—		(2)
Total gain (loss) on unsettled derivatives		$1,528		$(3,237)

Settled Gain (Loss) on Derivatives Recognized in Earnings (1)

	Consolidated Statement of Operations Classification of Gain (Loss) on Derivatives, Settled	For the three months ended March 31,
Derivative Instrument		2023		2022

		(in millions)
Fixed price swaps – natural gas	Gain (Loss) on Derivatives	$(45)		$(297)
Fixed price swaps – oil	Gain (Loss) on Derivatives	(4)		(33)
Fixed price swaps – ethane	Gain (Loss) on Derivatives	1		(8)
Fixed price swaps – propane	Gain (Loss) on Derivatives	1		(41)
Fixed price swaps – normal butane	Gain (Loss) on Derivatives	—		(14)
Fixed price swaps – natural gasoline	Gain (Loss) on Derivatives	—		(19)
Two-way costless collars – natural gas	Gain (Loss) on Derivatives	—		(104)
Two-way costless collars – ethane	Gain (Loss) on Derivatives	—		(1)
Three-way costless collars – natural gas	Gain (Loss) on Derivatives	(33)		(121)
Three-way costless collars – oil	Gain (Loss) on Derivatives	(7)		(13)
Three-way costless collars – propane	Gain (Loss) on Derivatives	—		(2)
Basis swaps – natural gas	Gain (Loss) on Derivatives	(29)		1
Index swaps – natural gas	Gain (Loss) on Derivatives	—		(1)
Call options – natural gas	Gain (Loss) on Derivatives	(7)		(39)
Fixed price swaps – natural gas storage	Gain (Loss) on Derivatives	—		(3)
Total loss on settled derivatives		$(123)		$(695)

Total gain (loss) on derivatives		$1,401	(1)	$(3,927)
(1)The Company calculates gain (loss) on derivatives, settled, as the summation of gains and losses on positions that settled within the period. Total gain (loss) on derivatives includes non-performance risk adjustments of $4 million in losses and $5 million in gains for three months ended March 31, 2023 and March 31, 2022, respectively.

Total Gain (Loss) on Derivatives Recognized in Earnings
	For the three months ended March 31,
	2023	2022

	(in millions)
Total gain (loss) on unsettled derivatives	$1,528	$(3,237)
Total loss on settled derivatives	(123)	(695)
Non-performance risk adjustment	(4)	5
Total gain (loss) on derivatives	$1,401	$(3,927)
(8) RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables detail the components of accumulated other comprehensive income for the three months ended March 31, 2023:

(in millions)	Pension and Other Postretirement	Foreign Currency	Total
Beginning balance December 31, 2022	$20	$(14)	$6
Other comprehensive income before reclassifications	1	—	1
Amounts reclassified from other comprehensive income (1)	(16)	—	(16)
Net current-period other comprehensive loss	(15)	—	(15)
Ending balance March 31, 2023	$5	$(14)	$(9)
(1)Includes a $2 million actuarial loss and a $14 million net tax loss attributable to the pension plan termination.
(9) FAIR VALUE MEASUREMENTS
Assets and liabilities measured at fair value on a recurring basis
The carrying amounts and estimated fair values of the Company’s financial instruments as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023		December 31, 2022
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$3	$3	$50	$50
2022 revolving credit facility due April 2027	210	210	250	250
Senior notes (1)	3,743	3,524	4,164	3,847
Derivative instruments, net	46	46	(1,478)	(1,478)
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
Debt: The fair values of the Company’s senior notes are based on the market value of the Company’s publicly traded debt as determined based on the market prices of the Company’s senior notes. The fair values of the Company’s senior notes are considered to be a Level 1 measurement as these are actively traded in the market. The carrying value of the borrowings under the Company’s 2022 credit facility (as defined in Note 10 below), to the extent utilized, approximates fair value because the interest rates are variable and reflective of market rates. The Company considers the fair value of its 2022 credit facility to be a Level 1 measurement on the fair value hierarchy.

Derivative Instruments: The Company measures the fair value of its derivative instruments based upon a pricing model that utilizes market-based inputs, including, but not limited to, the contractual price of the underlying position, current market prices, natural gas and liquids forward curves, discount rates for a similar duration of each outstanding position, volatility factors and non-performance risk. Non-performance risk considers the effect of the Company’s credit standing on the fair value of derivative liabilities and the effect of counterparty credit standing on the fair value of derivative assets. Both inputs to the model are based on published credit default swap rates and the duration of each outstanding derivative position. The Company’s net derivative position was a net asset as of March 31, 2023 and a net liability as of December 31, 2022. As of March 31, 2023 and December 31, 2022, the impact of the non-performance risk on the fair value of the Company’s net derivative position resulted in a reduction to the net asset of $1 million and a reduction to the net liability of $3 million, respectively.
The Company has classified its derivative instruments into levels depending upon the data utilized to determine their fair values.  The Company’s fixed price swaps (Level 2) are estimated using third-party discounted cash flow calculations using the New York Mercantile Exchange (“NYMEX”) futures index for natural gas and oil derivatives and Oil Price Information Service (“OPIS”) for ethane and propane derivatives. The Company utilizes discounted cash flow models for valuing its interest rate derivatives (Level 2). The net derivative values attributable to the Company’s interest rate derivative contracts as of March 31, 2023 and December 31, 2022 are based on (i) the contracted notional amounts, (ii) active market-quoted yield curves and (iii) the applicable credit-adjusted risk-free rate yield curve. The Company had no interest rate swaps as of March 31, 2023 or December 31, 2022.
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
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 31, 2023
	Fair Value Measurements Using:
(in millions)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets (Liabilities) at Fair Value
Assets
Fixed price swaps	$—	$364	$—	$364
Two-way costless collars	—	156	—	156
Three-way costless collars	—	117	—	117
Basis swaps	—	24	—	24
Put options	—	6	—	6
Liabilities
Fixed price swaps	—	(221)	—	(221)
Two-way costless collars	—	(141)	—	(141)
Three-way costless collars	—	(182)	—	(182)
Basis swaps	—	(43)	—	(43)
Call options	—	(27)	—	(27)
Put options	—	(6)	—	(6)
Total (1)	$—	$47	$—	$47
(1)Excludes a net reduction to the asset fair value of $1 million related to estimated non-performance risk.

	December 31, 2022
	Fair Value Measurements Using:
(in millions)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets (Liabilities) at Fair Value
Assets
Fixed price swaps	$—	$46	$—	$46
Two-way costless collars	—	65	—	65
Three-way costless collars	—	22	—	22
Basis swaps	—	81	—	81
Purchase Put - Natural Gas	—	4	—	4
Liabilities
Fixed price swaps	—	(888)	—	(888)
Two-way costless collars	—	(291)	—	(291)
Three-way costless collars	—	(362)	—	(362)
Basis swaps	—	(70)	—	(70)
Call options	—	(88)	—	(88)
Total (1)	$—	$(1,481)	$—	$(1,481)
(1)Excludes a net reduction to the liability fair value of $3 million related to estimated non-performance risk.
See Note 13 for a discussion of the fair value measurement of the Company’s pension plan assets.

(10) DEBT
The components of debt as of March 31, 2023 and December 31, 2022 consisted of the following:

	March 31, 2023
(in millions)	Debt Instrument	Unamortized Issuance Expense		Unamortized Debt Premium/Discount	Total
Long-term debt:
Variable rate (6.69% at March 31, 2023) 2022 revolving credit facility due April 2027	$210	$—	(1)	$—	$210
4.95% Senior Notes due January 2025 (2)	389	(1)		—	388
8.375% Senior Notes due September 2028	304	(3)		—	301
5.375% Senior Notes due February 2029	700	(5)		21	716
5.375% Senior Notes due March 2030	1,200	(15)		—	1,185
4.75% Senior Notes due February 2032	1,150	(15)		—	1,135
Total long-term debt	$3,953	$(39)		$21	$3,935

Total debt	$3,953	$(39)		$21	$3,935

	December 31, 2022
(in millions)	Debt Instrument	Unamortized Issuance Expense		Unamortized Debt Premium/Discount	Total
Long-term debt:
Variable rate (6.15% at December 31, 2022) 2022 revolving credit facility, due April 2027	$250	$—	(1)	$—	$250
4.95% Senior Notes due January 2025 (2)	389	(1)		—	388
7.75% Senior Notes due October 2027	421	(3)		—	418
8.375% Senior Notes due September 2028	304	(3)		—	301
5.375% Senior Notes due February 2029	700	(5)		22	717
5.375% Senior Notes due March 2030	1,200	(16)		—	1,184
4.75% Senior Notes due February 2032	1,150	(16)		—	1,134
Total long-term debt	$4,414	$(44)		$22	$4,392

Total debt	$4,414	$(44)		$22	$4,392
(1)At March 31, 2023 and December 31, 2022, unamortized issuance expense of $18 million and $19 million, respectively, associated with the 2022 credit facility (as defined below) was classified as other long-term assets on the consolidated balance sheets.
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
The following is a summary of scheduled debt maturities by year as of March 31, 2023:

(in millions)
2023	$—
2024	—
2025	389
2026	—
2027	210
Thereafter	3,354
$3,953

Credit Facilities
2022 Credit Facility
On April 8, 2022, the Company entered into an Amended and Restated Credit Agreement that replaces its previous credit facility with a group of banks, that as amended, has a maturity date of April 2027 (the “2022 credit facility”). As of March 31, 2023, the 2022 credit facility has an aggregate maximum revolving credit amount and borrowing base of $3.5 billion and elected five-year revolving commitments of $2.0 billion (the “Five-Year Tranche”) and elected short-term commitments of $500 million (the “Short-Term Tranche”). The borrowing base is subject to redetermination at least twice a year, which typically occurs in April and October, and is secured by substantially all of the assets owned by the Company and its subsidiaries. On April 5, 2023, the Company’s borrowing base was reaffirmed at $3.5 billion and both the Five-Year Tranche and Short-Term Tranche were reaffirmed at $2.0 billion and $500 million, respectively. The Five-Year Tranche and Short-Term Tranche have maturity dates of April 8, 2027 and April 30, 2023, respectively.
Effective August 4, 2022, the Company elected to temporarily increase commitments under the 2022 credit facility by $500 million under the Short-Term Tranche as a temporary working capital liquidity resource. As of March 31, 2023, the Company had no borrowings under the Short-Term Tranche and the short-term commitments will expire on April 30, 2023.
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
The 2022 credit facility contains customary events of default that include, among other things, the failure to comply with the financial covenants described above, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments and cross-defaults to material indebtedness. If an event of default occurs and is continuing, all amounts outstanding under the 2022 credit facility may become immediately due and payable. As of March 31, 2023, the Company was in compliance with all of the covenants of the credit agreement in all material respects.
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
Upon receiving one Investment Grade Rating from either S&P or Moody’s and delivering a certification to the administrative agent (the period beginning at such time, an “Interim Investment Grade Period”), amongst other changes, the following occurs:
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
As of March 31, 2023, the Company had $89 million in letters of credit and $210 million in borrowings outstanding under the 2022 credit facility. The Company currently does not anticipate being required to supply a materially greater amount of letters of credit under its existing contracts.
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
In the first quarter of 2022, the Company redeemed the remaining outstanding principal balance of $201 million of its 4.10% Senior Notes due 2022, $5 million of its 8.375% Senior Notes due 2028 and $15 million of its 7.75% Senior Notes due 2027 for a total of $223 million, and recognized a $2 million loss on debt extinguishment.
On February 26, 2023, the Company redeemed all of its outstanding 7.75% Senior Notes due 2027 (the “2027 Notes”) at a redemption price equal to 103.875% of the outstanding principal amount plus accrued interest of $13 million for a total payment of $450 million. The Company recognized a $19 million loss on the extinguishment of debt, which included the write-off of $3 million in related unamortized debt discounts and debt issuance costs. The Company funded the redemption of the 2027 Notes using approximately $316 million of cash on hand and approximately $134 million of borrowings under the 2022 credit facility.
(11) COMMITMENTS AND CONTINGENCIES
Operating Commitments and Contingencies
As of March 31, 2023, the Company’s contractual obligations for demand and similar charges under firm transportation and gathering agreements to guarantee access capacity on natural gas and liquids pipelines and gathering systems totaled approximately $10 billion, $1.3 billion of which related to access capacity on future pipeline and gathering infrastructure projects that still require the granting of regulatory approvals and additional construction efforts. The Company also had guarantee obligations of up to $853 million of that total amount. As of March 31, 2023, future payments under non-cancelable firm transportation and gathering agreements were as follows:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	5 to 8 Years	More than 8 Years
Infrastructure currently in service	$8,703	$1,045	$1,892	$1,692	$1,833	$2,241
Pending regulatory approval and/or construction (1)	1,302	38	218	262	368	416
Total transportation charges	$10,005	$1,083	$2,110	$1,954	$2,201	$2,657

(1)Based on estimated in-service dates as of March 31, 2023.
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
Litigation
The Company is subject to various litigation, claims and proceedings, most of which have arisen in the ordinary course of business, such as for alleged breaches of contract, miscalculation of royalties, employment matters, traffic accidents, pollution, contamination, encroachment on others’ property or nuisance. The Company accrues for litigation, claims and proceedings when a liability is both probable and the amount can be reasonably estimated. As of March 31, 2023, the Company does not currently have any material amounts accrued related to litigation matters, including the case discussed below. For any matters not accrued for, it is not possible at this time to estimate the amount of any additional loss, or range of loss, that is reasonably possible, but, based on the nature of the claims, management believes that current litigation, claims and proceedings, individually or in aggregate and after taking into account insurance, are not likely to have a material adverse impact on the Company’s financial position, results of operations or cash flows, for the period in which the effect of that outcome becomes reasonably estimable. Many of these matters are in early stages, so the allegations and the damage theories have not been fully developed, and are all subject to inherent uncertainties; therefore, management’s view may change in the future.
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
(12) INCOME TAXES
The Company’s effective tax rate was approximately 1% and 0% for the three months ended March 31, 2023 and 2022, respectively, primarily as a result of the partial release of valuation allowances against the Company’s U.S. deferred tax assets in the first quarter of 2023. A valuation allowance for deferred tax assets, including net operating losses (“NOLs”), is recognized when it is more likely than not that some or all of the benefit from the deferred tax assets will not be realized. To assess that likelihood, the Company uses estimates and judgment regarding future taxable income and considers the tax consequences in the jurisdiction where such taxable income is generated, to determine whether a valuation allowance is required. Such evidence can include current financial position, results of operations, both actual and forecasted, the reversal of deferred tax liabilities and tax planning strategies as well as the current and forecasted business economics of the oil and gas industry.
For the year ended December 31, 2022, the Company maintained a full valuation allowance against its deferred tax assets based on its conclusion, considering all available evidence (both positive and negative), that it was more likely than not that the deferred tax assets would not be realized. A significant item of objective negative evidence considered was the cumulative pre-tax loss incurred over the three-year period ended December 31, 2022, primarily due to impairments of proved oil and gas properties recognized in 2020. As of the first quarter of 2023, the Company has sustained a three-year cumulative level of profitability. Based on this factor and other positive evidence such as forecasted income, the Company concluded that $523 million of its federal and state deferred tax assets were more likely than not to be realized and plan to release this portion of the valuation allowance in 2023. Accordingly, during the three months ended March 31, 2023, the Company recognized $451 million of deferred income tax expense related to recording its tax provision which was partially offset by $439 million of tax benefit attributable to the release of the valuation allowance. The remaining valuation allowance will be released during subsequent quarters during 2023. The Company expects to keep a valuation allowance of $66 million related to NOLs in jurisdictions in which it no longer operates and against the portion of its federal and state deferred tax assets such as capital losses and interest carryovers, which may expire before being fully utilized due to the application of the limitations under Section 382 and the ordering in which such attributes may be applied.
Due to the issuance of common stock associated with the Indigo Merger, the Company incurred a cumulative ownership change and as such, the Company’s NOLs prior to the acquisition are subject to an annual limitation under Internal Revenue Code Section 382 of approximately $48 million. The ownership changes and resulting annual limitation will result in the expiration of NOLs or other tax attributes otherwise available. At March 31, 2023, the Company had approximately $4 billion of federal NOL carryovers, of which approximately $3 billion expire between 2035 and 2037 and $1 billion have an indefinite carryforward life. The Company currently estimates that approximately $2 billion of these federal NOLs will expire before they are able to be used and accordingly, no value has been ascribed to these NOLs on the Company’s balance sheet. If a subsequent ownership change were to occur as a result of future transactions in the Company’s common stock, the Company’s use of remaining U.S. tax attributes may be further limited.
The Inflation Reduction Act of 2022 (the “IRA”) was enacted on August 16, 2022 and may impact how the U.S. taxes certain large corporations. The IRA imposes a 15% alternative minimum tax on the “adjusted financial statement income” of certain large corporations (generally, corporations reporting at least $1 billion average adjusted pre-tax net income on their consolidated financial statements) for tax years beginning after December 31, 2022. The Company does not expect to be impacted by this alternative minimum tax during 2023. The Company will continue to monitor updates to the IRA and the impact it will have on the Company’s consolidated financial statements.
(13) PENSION PLAN AND OTHER POSTRETIREMENT BENEFITS
Prior to January 1, 2021, substantially all of the Company’s employees were covered by the defined benefit pension plan, a cash balance plan that provided benefits based upon a fixed percentage of an employee’s annual compensation (the “Plan”). As part of an ongoing effort to reduce costs, the Company elected to freeze the Plan effective January 1, 2021. Employees that were participants in the Plan prior to January 1, 2021 continued to receive the interest component of the Plan but no longer received the service component. On September 13, 2021, the Compensation Committee of the Board approved terminating the Plan, effective December 31, 2021. This decision, among other benefits, will provide Plan participants quicker access to, and greater flexibility in, the management of participants’ respective benefits due under the Plan.
The Company commenced the Plan termination process, and, on April 6, 2022, the Internal Revenue Service issued a favorable determination letter, concurring that the Plan met all of the qualification requirements under the Internal Revenue Code. In December 2022, the Company distributed approximately 40% of the Plan’s assets to participants in the form of lump sum payments in connection with a limited distribution window provided to all active and former employee participants as part of the Plan termination process.
In March 2023, the Company entered into a group annuity contract with a qualified insurance company relating to the Plan. Under the group annuity contract, the Company purchased an irrevocable nonparticipating single premium group annuity contract from the insurer and transferred to the insurer the future benefit obligations and annuity administration for remaining retirees and beneficiaries under the Plan.
Upon issuance of the group annuity contract, the pension benefit obligations and annuity administration for the remaining participants was irrevocably transferred from the Plan to the insurer. By transferring these obligations through the payment to the insurer in March 2023, the Company has no remaining obligations under the Plan or any other U.S. tax-qualified defined benefit pension plan. The purchase of the group annuity contract was funded directly by the assets of the Plan. The Company recognized a pre-tax non-cash pension settlement charge of approximately $2 million during the three months ended March 31, 2023 as a result of the settlement of the Plan.
As of March 31, 2023, the Company had residual Plan assets of $13 million. The Company has not transferred the residual Plan assets to a qualified replacement plan as of March 31, 2023 as the reconciliation process with the insurance company is ongoing.
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

Net periodic pension costs include the following components for the three months ended March 31, 2023 and 2022:

	Consolidated Statements of Operations Classification of Net Periodic Benefit Cost	For the three months ended March 31,
(in millions)		2023	2022
Service cost	General and administrative expenses	$—	$—
Interest cost	Other Income (Loss), Net	—	1
Expected return on plan assets	Other Income (Loss), Net	(1)	—
Amortization of prior service cost	Other Income (Loss), Net	—	—
Settlement loss	Other Income (Loss), Net	2	—
Net periodic benefit cost		$1	$1
The Company’s other postretirement benefit plan had a net periodic benefit cost of less than $1 million for both the three months ended March 31, 2023 and 2022.
The Company did not make any contributions to the Plan during 2023 and does not expect to do so throughout the completion of the Plan termination process. The Company recognized residual pension assets of $13 million and net pension assets of $15 million related to its pension benefits as of March 31, 2023 and December 31, 2022, respectively. The Company recognized liabilities of $10 million and $9 million related to its other postretirement benefits as of March 31, 2023 and December 31, 2022, respectively.
The Company maintains a non-qualified deferred compensation supplemental retirement savings plan (“Non-Qualified Plan”) for certain key employees who may elect to defer and contribute a portion of their compensation, as permitted by the Non-Qualified Plan. Shares of the Company’s common stock purchased under the terms of the Non-Qualified Plan are included in treasury stock and totaled 1,455 shares at March 31, 2023 and 1,743 shares at December 31, 2022.
(14) LONG-TERM INCENTIVE COMPENSATION
The Company’s long-term incentive compensation plans consist of a combination of stock-based awards that derive their value directly or indirectly from the Company’s common stock price, and cash-based awards that are fixed in amount but subject to meeting annual performance thresholds.
Stock-Based Compensation
The Company’s stock-based compensation is classified as either equity awards or liability awards in accordance with GAAP. The fair value of an equity-classified award is determined at the grant date and is amortized to general and administrative expense on a straight-line basis over the vesting period of the award. A portion of this general and administrative expense is capitalized into natural gas and oil properties, included in property and equipment. The fair value of a liability-classified award is determined on a quarterly basis beginning at the grant date until final vesting. Changes in the fair value of liability-classified awards are recorded to general and administrative expense and capitalized expense over the vesting period of the award. Generally, stock options granted to employees and directors vest ratably over three years from the grant date and expire 10 years from the date of grant. However, the Company has not granted stock options since 2017. The Company issues shares of restricted stock and restricted stock units to employees and directors which generally vest over three years.
Restricted stock, restricted stock units and stock options granted under the Southwestern Energy Company 2022 Incentive Plan (the “2022 Plan”) immediately vest upon death, disability or retirement (subject to a minimum of three years of service). To the extent no provision is made in connection with a “change in control” (as defined in the 2022 Plan) for the assumption of awards previously granted under the 2022 Plan or there is no substitution of such awards for new awards, then (i) outstanding time-based awards will become fully vested, and (ii) each outstanding performance-based award will vest with respect to the number of shares of common stock underlying such award or the amount of cash underlying the award eligible to vest based on performance during the performance period that includes the date of the change in control, prorated for the number of days which have elapsed during the performance period prior to the change in control. To the extent an award is assumed or substituted in connection with the change in control, if a participant is terminated by the Company without “cause” or the participant resigns for “good reason” (each as defined in the 2022 Plan) within 12 months following a change in control, then (i) each time-based award will become fully vested, and (ii) each outstanding performance-based award will vest based on performance during the performance period that includes the date of the change in control, prorated for the number of days which have elapsed during the performance period prior to such termination.
The Company issues performance unit awards to employees which historically have vested at or over three years. The performance units granted in 2021, 2022 and 2023 cliff-vest at the end of three years.

The Company recognized the following amounts in total related to long-term incentive compensation costs for the three months ended March 31, 2023 and 2022:

	For the three months ended March 31,
(in millions)	2023	2022
Long-term incentive compensation – expensed	$4	$11
Long-term incentive compensation – capitalized	$3	$7
Equity-Classified Awards
The Company recognized the following amounts in employee equity-classified stock-based compensation costs for the three months ended March 31, 2023 and 2022:

	For the three months ended March 31,
(in millions)	2023	2022
Equity-classified awards – expensed	$1	$1
Equity-classified awards – capitalized	$1	$—
Equity-Classified Stock Options
The following table summarizes equity-classified stock option activity for the three months ended March 31, 2023 and provides information for options outstanding and options exercisable as of March 31, 2023:

	Number of Options	Weighted Average Exercise Price
	(in thousands)
Outstanding at December 31, 2022	997	$8.59
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(177)	$8.60
Outstanding at March 31, 2023	820	$8.59
Exercisable at March 31, 2023	820	$8.59
Equity-Classified Restricted Stock
As of March 31, 2023, there was less than $1 million of total unrecognized compensation cost related to the Company’s unvested equity-classified restricted stock grants. This cost is expected to be recognized over a weighted-average period of 0.7 years. The following table summarizes equity-classified restricted stock activity for the three months ended March 31, 2023 and provides information for unvested shares as of March 31, 2023:

	Number of Shares	Weighted Average Fair Value
	(in thousands)
Unvested shares at December 31, 2022	211	$5.81
Granted	—	$—
Vested	(70)	$5.15
Forfeited	—	$—
Unvested shares at March 31, 2023	141	$6.14

Equity-Classified Restricted Stock Units
As of March 31, 2023, there was $11 million of total unrecognized compensation cost related to the Company’s unvested equity-classified restricted stock units. This cost is expected to be recognized over a weighted-average period of 1.9 years. The following table summarizes equity-classified restricted stock units for the three months ended March 31, 2023 and provides information for unvested units as of March 31, 2023.

	Number of Shares	Weighted Average Fair Value
	(in thousands)
Unvested units at December 31, 2022	1,645	$4.44
Granted	1,539	$4.83
Vested	(545)	$4.45
Forfeited	—	$—
Unvested units at March 31, 2023	2,639	$4.67
Equity-Classified Performance Units
In each year beginning with 2018, the Company granted performance units that vest at the end of, or over, a three-year period and are payable in either cash or shares. The performance units granted from 2020 through 2021 were accounted for as liability-classified awards as further described below. In 2022 and 2023, two types of performance units were granted. The first type of awards were liability-classified given the awards are payable only in cash as prescribed under the compensation agreements. The second type of awards granted during 2022 and 2023 have been accounted for as equity-classified awards given the intention to settle these awards in stock. The equity-classified awards were recognized at their fair value as of the grant date and are amortized throughout the vesting period. The 2022 and 2023 performance unit awards include a market condition based on relative TSR (as defined below). The fair values of the market conditions were calculated by Monte Carlo models as of the grant date. As of March 31, 2023, there was $8 million of total unrecognized compensation costs related to the Company’s unvested equity-classified performance units. This cost is expected to be recognized over a weighted-average period of 2.5 years.

	Number of Shares	Weighted Average Fair Value
	(in thousands)
Unvested units at December 31, 2022	817	$6.04
Granted	940	$6.12
Vested	—	$—
Forfeited	—	$—
Unvested units at March 31, 2023	1,757	$6.08
Liability-Classified Awards
The Company recognized the following amounts in employee liability-classified stock-based compensation costs for the three months ended March 31, 2023:

	For the three months ended March 31,
(in millions)	2023	2022
Liability-classified stock-based compensation cost – expensed	$1	$8
Liability-classified stock-based compensation cost – capitalized	$—	$6

Liability-Classified Restricted Stock Units
In the first quarter of each year beginning with 2018, the Company granted restricted stock units that vest over a period of four years and are payable in either cash or shares at the option of the Compensation Committee of the Company’s Board. The liability-classified awards granted in 2021 vest over a period of three years. The Company has accounted for these as liability-classified awards, and accordingly changes in the market value of the instruments will be recorded to general and administrative expense and capitalized expense over the vesting period of the award. As of March 31, 2023, there was $5 million of total unrecognized compensation cost related to liability-classified restricted stock units that is expected to be recognized over a weighted-average period of 0.9 years. The amount of unrecognized compensation cost for liability-classified awards will fluctuate over time as they are marked to market.

	Number of Units	Weighted Average Fair Value
	(in thousands)
Unvested units at December 31, 2022	3,950	$4.81
Granted	—	$—
Vested	(2,206)	$4.84
Forfeited	(3)	$5.57
Unvested units at March 31, 2023	1,741	$3.69
Liability-Classified Performance Units
In each year beginning with 2018, the Company granted performance units that vest at the end of, or over, a three-year period and are payable in either cash or shares. The performance units granted in 2020 vest over a three-year period and are payable in cash as prescribed under the compensation agreements and have been accounted for as liability-classified awards. The Company granted two types of performance units in 2021 that vest over a three-year period. One type is payable in cash as prescribed under the compensation agreements and the other type is payable in either cash or stock at the option of the Compensation Committee of the Company’s Board. Both award types have been accounted for as liability-classified awards. The Company granted two types of performance units in 2022 and 2023 that vest over a three-year period. For both 2022 and 2023, one type of award is payable in cash as prescribed under the compensation agreements and has been liability-classified while the other type is equity-classified as further discussed above. Changes in the fair market value of the instruments for liability-classified awards will be recorded to general and administrative expense and capitalized expense over the vesting period of the awards.
The performance units granted in 2020 include a performance condition based on return on average capital employed and a market condition based on relative total shareholder return (“TSR”). In 2021, of the two types of performance units granted, the first type of award includes a performance condition based on return on capital employed and a performance condition based on reinvestment rate, and the second type of award includes one market condition based on relative TSR. The liability-classified performance units granted in 2022 and 2023 include performance conditions based on return on capital employed and reinvestment rate. The fair values of all market conditions discussed above are calculated by Monte Carlo models on a quarterly basis.
As of March 31, 2023, there was $9 million of total unrecognized compensation cost related to liability-classified performance units. This cost is expected to be recognized over a weighted-average period of 2.4 years. The amount of unrecognized compensation cost for liability-classified awards will fluctuate over time as they are marked to market. The final value of the performance unit awards is contingent upon the Company’s actual performance against these performance measures.

	Number of Units	Weighted Average Fair Value
	(in thousands)
Unvested units at December 31, 2022	10,982	$2.25
Granted	5,136	$4.83
Vested (1)	(3,966)	$6.13
Forfeited	—	$—
Unvested units at March 31, 2023	12,152	$1.09

Cash-Based Compensation
The Company recognized the following amounts in performance cash award compensation costs for the three months ended March 31, 2023 and 2022:

	For the three months ended March 31,
(in millions)	2023	2022
Performance cash awards – expensed	$2	$2
Performance cash awards – capitalized	$2	$1
Performance Cash Awards
From 2020 through 2022 the Company granted performance cash awards that vest over a four-year period and are payable in cash on an annual basis. In 2023, the Company granted performance cash awards that vest over a three-year period and are payable in cash on an annual basis. The value of each unit of the award equals one dollar. The Company recognizes the cost of these awards as general and administrative expense and capitalized expense over the vesting period of the awards. The performance cash awards granted from 2020 through 2023 include a performance condition determined annually by the Company. For all years, the performance measure is a targeted discretionary cash flow amount. If the Company, in its sole discretion, determines that the threshold was not met, the amount for that vesting period will not vest and will be cancelled. As of March 31, 2023, there was $52 million of total unrecognized compensation cost related to performance cash awards. This cost is expected to be recognized over a weighted-average period of 2.6 years. The final value of the performance cash awards is contingent upon the Company’s actual performance against these performance measures.

	Number of Units	Weighted Average Fair Value
	(in thousands)
Unvested units at December 31, 2022	39,994	$1.00
Granted	27,493	$1.00
Vested	(12,896)	$1.00
Forfeited	(577)	$1.00
Unvested units at March 31, 2023	54,014	$1.00
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
Summarized financial information for the Company’s reportable segments is shown in the following table.  The accounting policies of the segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of the 2022 Annual Report.  Management evaluates the performance of its segments based on operating income, defined as operating revenues less operating costs.  Income before income taxes, for the purpose of reconciling the operating income amount shown below to consolidated income before income taxes, is the sum of operating income, interest expense, gain (loss) on derivatives, gain on early extinguishment of debt and other income (loss). The “Other” column includes items not related to the Company’s reportable segments, including real estate and corporate items. Corporate general and administrative costs, depreciation expense and taxes, other than income taxes, are allocated to the segments.

	Exploration and Production		Marketing	Other	Total

Three months ended March 31, 2023	(in millions)
Revenues from external customers	$1,439		$679	$—	$2,118
Intersegment revenues	(10)		1,362	—	1,352
Depreciation, depletion and amortization expense	312		1	—	313
Operating income	578		28	—	606
Interest expense (1)	36		—	—	36
Gain on derivatives	1,401		—	—	1,401
Loss on extinguishment of debt	—		—	(19)	(19)
Other loss, net	(1)		—	—	(1)
Provision for income taxes (1)	12		—	—	12
Assets	12,260	(2)	552	125	12,937
Capital investments (3)	664		—	1	665

Three months ended March 31, 2022
Revenues from external customers	$2,077		$866	$—	$2,943
Intersegment revenues	(3)		1,889	—	1,886
Depreciation, depletion and amortization expense	274		1	—	275
Operating income	1,278	(4)	21	—	1,299
Interest expense (1)	41		—	—	41
Loss on derivatives	(3,925)		—	(2)	(3,927)
Loss on early extinguishment of debt	—		—	(2)	(2)
Other income, net	—		—	—	—
Provision from income taxes (1)	4		—	—	4
Assets	10,766	(2)	969	112	11,847
Capital investments (3)	544		—	—	544
(1)Interest expense and provision (benefit) for income taxes by segment is an allocation of corporate amounts as they are incurred at the corporate level.
(2)E&P assets includes office, technology, water infrastructure, drilling rigs and other ancillary equipment not directly related to natural gas and oil properties. This also includes deferred tax assets which are an allocation of corporate amounts as they are incurred at the corporate level.
(3)Capital investments include a decrease of $6 million and an increase of $43 million for the three months ended March 31, 2023 and March 31, 2022, respectively, relating to the change in accrued expenditures between periods.
(4)The E&P segment operating income includes $25 million of merger-related expenses related to the Indigo and GEPH Mergers for the three months ended March 31, 2022.
The following table presents the breakout of other assets, which represent corporate assets not allocated to segments and assets for non-reportable segments at March 31, 2023 and 2022:

	As of March 31,
(in millions)	2023		2022
Cash and cash equivalents	$3		$21
Accounts receivable	1		1
Prepayments	12		6
Property, plant and equipment	19		10
Unamortized debt expense	18		9
Right-of-use lease assets	55		63
Non-qualified retirement plan	2		2
Long-term assets	15	(1)	—
	$125		$112
(1)Consists primarily of residual assets associated with the Company’s pension plan. See Note 13 for discussion on the Company’s pension plan.
(16) NEW ACCOUNTING PRONOUNCEMENTS
New Accounting Standards Implemented in this Report
None.

New Accounting Standards Not Yet Adopted in this Report
None that are expected to have a material impact.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following updates information as to Southwestern Energy Company’s financial condition provided in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”) and analyzes the changes in the results of operations between the three month periods ended March 31, 2023 and 2022. For definitions of commonly used natural gas and oil terms used in this Quarterly Report, please refer to the “Glossary of Certain Industry Terms” provided in our 2022 Annual Report.
The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in forward-looking statements for many reasons, including the risks described in “Cautionary Statement About Forward-Looking Statements” in the forepart of this Quarterly Report and in Item 1A, “Risk Factors” in Part I and elsewhere in our 2022 Annual Report. You should read the following discussion with our consolidated financial statements and the related notes included in this Quarterly Report.
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
Recent Financial and Operating Results
Significant first quarter 2023 operating and financial results include:
Total Company
•Net income of $1,939 million, or $1.76 per diluted share, increased compared to a net loss of $2,675 million, or ($2.40) per diluted share, for the same period in 2022. Net income increased primarily from a positive change in our net derivative position of $5.3 billion due to an increase in the mark to market position on our unsettled hedges of approximately $4.8 billion coupled with lower derivative losses on our settled hedges of approximately $572 million as a result of lower commodity pricing in 2023 as compared to 2022. The increase in net income from 2022 to 2023 was partially offset by lower operating income of $693 million associated with slightly lower production and lower realized pricing, higher depreciation, depletion and amortization (“DD&A”) expense of $38 million, higher losses on debt extinguishments of $17 million and an increase in the income tax provision of $8 million.
•Operating income of $606 million decreased compared to operating income of $1,299 million for the same period in 2022 on a consolidated basis. Operating income decreased as an $825 million decrease in operating revenues was only partially offset by decreased operating costs of $132 million associated with lower pricing and slightly lower production.
•Net cash provided by operating activities of $1,137 million increased 17% from $972 million for the same period in 2022 which was mostly attributable to changes in working capital balances period over period.
•Total capital investment of $665 million in the first quarter of 2023 increased 22% from $544 million for the same period in 2022 primarily due to increases in costs attributable to inflation.
E&P
•E&P operating income of $578 million in the first quarter of 2023 decreased $700 million, compared to the same period in 2022, primarily due to a $645 million decrease in E&P operating revenues resulting from a $1.40 per Mcfe decrease in our realized weighted average price per Mcfe (excluding derivatives) and a 14 Bcfe decrease in production volumes combined with a $55 million increase in E&P operating costs and expenses attributable to inflation.
•Total net production of 411 Bcfe, which was comprised of 86% natural gas and 14% oil and NGLs, decreased 3% from 425 Bcfe in the same period in 2022, primarily due to a 6% decrease in our natural gas production.
•Excluding the effect of derivatives, our realized natural gas price of $3.22 per Mcfe decreased 28%, our realized oil price of $65.92 per barrel decreased 24% and our realized NGL price of $24.39 per barrel decreased 38%, as compared to the same period in 2022. Excluding the effect of derivatives, our total weighted average realized price of $3.48 per Mcfe decreased 29% from the same period in 2022.
•E&P segment invested $664 million in capital; drilling 31 wells, completing 36 wells and placing 36 wells to sales.
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
•Protecting Financial Strength. We intend to protect our financial strength by lowering our leverage ratio and total debt; maintaining a strong liquidity position and debt maturity profile; lowering our weighted average cost of debt; and deploying hedges to balance revenue protection with commodity upside exposure.
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
We remain committed to achieving these objectives while maintaining our commitment to being environmentally conscious and proactive and to using best practices in social stewardship and corporate governance. We believe that we and our industry will continue to face challenges due to evolving environmental standards by both regulators and investors, the uncertainty of natural gas, oil and NGL prices in the United States, changes in laws, regulations and investor sentiment, and other key factors described in the 2022 Annual Report. As such, we intend to protect our financial strength by reducing our debt while continuing to extend the weighted average years to maturity of our debt, and by maintaining a derivative program designed to reduce our exposure to commodity price volatility.

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
E&P

	For the three months ended March 31,
(in millions)	2023	2022
Revenues	$1,429	$2,074
Operating costs and expenses	851	796	(1)
Operating income	$578	$1,278

Loss on derivatives, settled	$(123)	$(695)
(1)Includes $25 million in merger-related expenses related to our Indigo and GEPH Mergers for the three months ended March 31, 2022.
Operating Income (Loss)
•E&P segment operating income decreased $700 million for the three months ended March 31, 2023, compared to the same period in 2022. This was primarily due to a $645 million decrease in E&P operating revenues resulting from a 29% decrease in our realized weighted average price per Mcfe (excluding derivatives) and a 3% decrease in production volumes combined with a $55 million increase in E&P operating costs and expenses.
Revenues
The following illustrates the effects on sales revenues associated with changes in commodity prices and production volumes:

	Three months ended March 31,
(in millions except percentages)	Natural Gas	Oil	NGLs	Total
2022 sales revenues (1)	$1,690	$110	$272	$2,072
Changes associated with prices	(450)	(29)	(123)	(602)
Changes associated with production volumes	(104)	13	52	(39)
2023 sales revenues (2)	$1,136	$94	$201	$1,431
Decrease from 2022	(33%)	(15%)	(26%)	(31%)
(1)Excludes $2 million in other operating revenues for the three months ended March 31, 2022 primarily related to gas balancing gains.
(2)Excludes $2 million in other operating revenues for the three months ended March 31, 2023 primarily related to gas balancing losses.

Production Volumes

	For the three months ended March 31,		Increase/(Decrease)
Production volumes:	2023	2022
Natural Gas (Bcf)
Appalachia	193	210	(8)%
Haynesville	160	166	(4)%
Total	353	376	(6)%

Oil (MBbls)
Appalachia	1,409	1,263	12%
Haynesville	8	4	100%
Other	1	3	(67)%
Total	1,418	1,270	12%

NGL (MBbls)
Appalachia	8,240	6,919	19%

Production volumes by area: (Bcfe)
Appalachia	251	259	(3)%
Haynesville	160	166	(4)%
Total	411	425	(3)%

Production volumes by formation: (Bcfe)
Marcellus Shale	220	217	1%
Utica Shale	31	42	(26)%
Haynesville Shale	98	105	(7)%
Bossier Shale	62	61	2%
Total	411	425	(3)%

Production percentage:
Natural gas	86%	88%
Oil	2%	2%
NGL	12%	10%
•E&P production volumes decreased by 14 Bcfe for the three months ended March 31, 2023, compared to the same period in 2022, primarily due to lower natural gas production attributable to our moderation of activity related to the decrease in near-term natural gas prices and inflation costs.
•Oil and NGL production increased 18% for the three months ended March 31, 2023, compared to the same period in 2022, primarily due to management of our capital program to capture more favorable liquids pricing.
Commodity Prices
The price we expect to receive for our production is a critical factor in determining the capital investments we make to develop our properties. Commodity prices fluctuate due to a variety of factors we can neither control nor predict, including increased supplies of natural gas, oil or NGLs due to greater development activities, weather conditions, political and economic events, and competition from other energy sources. These factors impact supply and demand, which in turn determine the sales prices for our production. In addition to these factors, the prices we realize for our production are affected by our derivative activities as well as locational differences in market prices, including basis differentials. We will continue to evaluate the commodity price environments and adjust the pace of our activity in order to maintain appropriate liquidity and financial flexibility.

	For the three months ended March 31,		Increase/(Decrease)
	2023	2022
Natural Gas Price:
NYMEX Henry Hub Price ($/MMBtu) (1)	$3.42	$4.95	(31)%
Discount to NYMEX (2)	(0.20)	(0.45)	56%
Average realized gas price, excluding derivatives ($/Mcf)	$3.22	$4.50	(28)%
Gain (loss) on settled financial basis derivatives ($/Mcf)	(0.08)	0.01
Loss on settled commodity derivatives ($/Mcf)	(0.24)	(1.51)
Average realized gas price, including derivatives ($/Mcf)	$2.90	$3.00	(3)%

Oil Price:
WTI oil price ($/Bbl) (3)	$76.13	$94.29	(19)%
Discount to WTI (4)	(10.21)	(7.99)	(28)%
Average oil price, excluding derivatives ($/Bbl)	$65.92	$86.30	(24)%
Loss on settled derivatives ($/Bbl)	(7.75)	(36.01)
Average oil price, including derivatives ($/Bbl)	$58.17	$50.29	16%

NGL Price:
Average realized NGL price, excluding derivatives ($/Bbl)	$24.39	$39.33	(38)%
Gain (loss) on settled derivatives ($/Bbl)	0.19	(12.25)
Average realized NGL price, including derivatives ($/Bbl)	$24.58	$27.08	(9)%
Percentage of WTI, excluding derivatives	32%	42%

Total Weighted Average Realized Price:
Excluding derivatives ($/Mcfe)	$3.48	$4.88	(29)%
Including derivatives ($/Mcfe)	$3.18	$3.24	(2)%
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
We regularly enter into various derivatives and other financial arrangements with respect to a portion of our projected natural gas, oil and NGL production in order to support certain desired levels of cash flow and to minimize the impact of price fluctuations, including fluctuations in locational market differentials. We refer you to Item 3, Quantitative and Qualitative Disclosures About Market Risk, and Note 7 to the consolidated financial statements, included in this Quarterly Report.

The tables below present the amount of our future natural gas production in which the impact of basis volatility has been limited through derivatives and physical sales arrangements as of March 31, 2023:

	Volume (Bcf)	Basis Differential
Basis Swaps – Natural Gas
2023	220	$(0.63)
2024	46	(0.71)
2025	9	(0.64)
Total	275

Physical NYMEX Sales Arrangements – Natural Gas (1)
2023	543	$(0.13)
2024	504	(0.07)
2025	421	(0.05)
2026	345	(0.04)
2027	307	(0.03)
2028	285	(0.02)
2029	252	(0.01)
2030	105	(0.01)
Total	2,762
(1)Based on last day settlement prices from monthly futures contracts.
In addition to protecting basis, the table below presents the amount of our future production in which price is financially protected as of March 31, 2023:

	Remaining 2023	Full Year 2024	Full Year 2025
Natural gas (Bcf)	714	583	99
Oil (MBbls)	2,219	1,717	41
Ethane (MBbls)	5,570	1,305	—
Propane (MBbls)	3,592	1,094	—
Normal Butane (MBbls)	591	329	—
Natural Gasoline (MBbls)	512	329	—
Total financial protection on future production (Bcfe)	789	612	99
We refer you to Note 7 of the consolidated financial statements included in this Quarterly Report for additional details about our derivative instruments.
Operating Costs and Expenses

	For the three months ended March 31,		Increase/(Decrease)
(in millions except percentages)	2023	2022
Lease operating expenses	$430	$401	7%
General & administrative expenses	42	39	8%
Merger-related expenses	—	25	(100)%
Taxes, other than income taxes	67	57	18%
Full cost pool amortization	308	269	14%
Non-full cost pool DD&A	4	5	(20)%
Total operating costs	$851	$796	7%

	For the three months ended March 31,			Increase/
Average unit costs per Mcfe:	2023	2022		(Decrease)
Lease operating expenses (1)	$1.05	$0.94		12%
General & administrative expenses	$0.10	$0.09	(2)	11%
Taxes, other than income taxes	$0.16	$0.13		23%
Full cost pool amortization	$0.75	$0.63		19%
(1)Includes post-production costs such as gathering, processing, fractionation and compression.
(2)Excludes $25 million in merger-related expenses related to the Indigo and GEPH Mergers for the three months ended March 31, 2022.
Lease Operating Expenses
•Lease operating expenses per Mcfe increased $0.11 per Mcfe for the three months ended March 31, 2023 compared to the same period in 2022, primarily due to increased operating costs associated with the impact of inflation.
General and Administrative Expenses
•General and administrative expenses increased $3 million or $0.01 per Mcfe for the three months ended March 31, 2023 compared to the same period in 2022, primarily due to increased personnel costs period over period.
Merger-Related Expenses
•We focused on building scale and geographic diversification throughout 2021. As a result of this strategy, we merged with Indigo in September 2021 and GEPH on December 31, 2021 which resulted in merger-related expenses during 2022. The tables below present the charges incurred for our merger-related activities for the three months ended March 31, 2022:

	For the three months ended March 31, 2022
(in millions)	Indigo Merger	GEPH Merger	Total
Transition services	$—	$18	$18
Professional fees (advisory, bank, legal, consulting)	—	1	1
Contract buyouts, terminations and transfers	—	2	2
Due diligence and environmental	1	—	1
Employee-related	—	1	1
Other	—	2	2
Total merger-related expenses	$1	$24	$25
We refer you to Note 2 of the consolidated financial statements included in this Quarterly Report for additional details about the Indigo and GEPH Mergers. We had no merger-related expenses for the three months ended March 31, 2023.
Taxes, Other than Income Taxes
•On a per Mcfe basis, taxes, other than income taxes may vary from period to period due to changes in ad valorem and severance taxes that result from the mix of our production volumes, fluctuations in commodity prices and changes in the tax rates enacted by the respective states we operate in. Taxes, other than income taxes, per Mcfe increased $0.03 for the three months ended March 31, 2023, compared to the same period in 2022, primarily due to higher ad valorem taxes period over period.
Full Cost Pool Amortization
•Our full cost pool amortization rate increased $0.12 per Mcfe for the three months ended March 31, 2023, as compared to the same period in 2022, primarily as a result of increases in development costs as a result of inflation.
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
•Unevaluated costs excluded from amortization were $2,185 million and $2,217 million at March 31, 2023 and December 31, 2022, respectively. The unevaluated costs excluded from amortization decreased as the impact of $56 million of unevaluated capital invested during the period was more than offset by the evaluation of previously unevaluated properties totaling $88 million.
Marketing

	For the three months ended March 31,		Increase/ (Decrease)
(in millions except volumes and percentages)	2023	2022
Marketing revenues	$2,041	$2,755	(26)%
Other operating revenues	—	—	—%
Marketing purchases	2,007	2,728	(26)%
Operating costs and expenses	6	6	—%
Operating income	$28	$21	33%

Volumes marketed (Bcfe)	551	538	2%

Percent natural gas production marketed from affiliated E&P operations	93%	91%
Affiliated E&P oil and NGL production marketed	90%	83%
Operating Income
•Operating income for our Marketing segment increased $7 million for the three months ended March 31, 2023, compared to the same period in 2022, primarily due to a $7 million increase in the marketing margin (discussed below).
•The margin generated from marketing activities was $34 million and $27 million for the three months ended March 31, 2023 and 2022, respectively. The marketing margin increased for the three months ended March 31, 2023, compared to the same period in 2022, primarily from utilizing existing transportation capacity to take advantage of low in-basin pricing on the purchase and sale of third-party natural gas.
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
Revenues
•Revenues from our marketing activities decreased $714 million for the three months ended March 31, 2023, respectively, as compared to the same period in 2022. The decrease was primarily due to a 28% decrease in the price received for volumes marketed for the three months ended March 31, 2023, partially offset by a 13 Bcfe increase in the volumes marketed for the three months ended March 31, 2023, as compared to the same period in 2022.
Operating Costs and Expenses
•Operating costs and expenses for the marketing segment remained flat for the three months ended March 31, 2023 compared to the same period in 2022.
Consolidated
Interest Expense

	For the three months ended March 31,		Increase/(Decrease)
(in millions except percentages)	2023	2022
Gross interest expense:
Senior notes	$56	$58	(3)%
Credit arrangements	7	10	(30)%
Amortization of debt costs	3	3	—%
Total gross interest expense	66	71	(7)%
Less: capitalization	(30)	(30)	—%
Net interest expense	$36	$41	(12)%

•Interest expense decreased for the three months ended March 31, 2023, compared to the same period in 2022, due to lower revolver borrowings and the effects of our debt repurchase activity in 2022 and the full redemption of our 7.75% Senior Notes due 2027 during the first quarter of 2023.
•Capitalized interest remained flat for the three months ended March 31, 2023, as compared to the same period in 2022.
•Capitalized interest as a percentage of gross interest expense increased for the three months ended March 31, 2023, compared to the same period in 2022, primarily related to a smaller percentage change in our unevaluated natural gas and oil properties balance as compared to the larger percentage decrease in our gross interest expense over the same period.
•We refer you to Note 10 to the consolidated financial statements included in this Quarterly Report for additional details about our debt and our financing activities.
Gain (Loss) on Derivatives

	For the three months ended March 31,
(in millions)	2023	2022
Gain (loss) on unsettled derivatives	$1,528	$(3,237)
Loss on settled derivatives	(123)	(695)
Non-performance risk adjustment	(4)	5
Gain (loss) on derivatives	$1,401	$(3,927)
We refer you to Note 7 to the consolidated financial statements included in this Quarterly Report for additional details about our gain (loss) on derivatives.
Gain/Loss on Early Extinguishment of Debt
During the three months ended March 31, 2023, we redeemed all of the outstanding 7.75% Senior Notes due 2027 at a redemption price equal to 103.875% of the principal amount thereof plus accrued and unpaid interest of $13 million for a total payment of $450 million. We recognized a $19 million loss on the extinguishment of debt, which included the write off of $3 million in related unamortized debt discounts and debt issuance costs.
For the three months ended March 31, 2022, we recorded a loss on early debt extinguishment of $2 million as a result of our repurchase of $221 million in aggregate principal amount of our outstanding senior notes for $223 million. Included as part of the repurchase was the full redemption of our 4.10% Senior Notes due March 2022 with an aggregate principal amount retired of $201 million.
See Note 10 to the consolidated financial statements of this Quarterly Report for more information on our long-term debt.
Income Taxes

	For the three months ended March 31,
(in millions except percentages)	2023	2022
Income tax expense	$12	$4
Effective tax rate	1%	0%
Our effective tax rate was approximately 1% and 0% for the three months ended March 31, 2023 and 2022, respectively, primarily as a result of the release of the valuation allowances against our U.S. deferred tax assets. A valuation allowance for deferred tax assets, including NOLs, is recognized when it is more likely than not that some or all of the benefit from the deferred tax assets will not be realized. To assess that likelihood, we used estimates and judgment regarding future taxable income and considered the tax consequences in the jurisdiction where such taxable income is generated, to determine whether a valuation allowance is required. Such evidence can include current financial position, results of operations, both actual and forecasted, the reversal of deferred tax liabilities and tax planning strategies as well as the current and forecasted business economics of the oil and gas industry.
For the year ended December 31, 2022, the Company maintained a full valuation allowance against its deferred tax assets based on its conclusion, considering all available evidence (both positive and negative), that it was more likely than not that the deferred tax assets would not be realized. A significant item of objective negative evidence considered was the cumulative pre-tax loss incurred over the three-year period ended December 31, 2022, primarily due to impairments of proved oil and gas properties recognized in 2020. As of the first quarter of 2023, the Company has sustained a three-year cumulative level of profitability. Based on this factor and other positive evidence such as forecasted income, the Company concluded that $523 million of its federal and state deferred tax assets were more likely than not to be realized and plan to release this portion of the valuation allowance in 2023. Accordingly, during the three months ended March 31, 2023, the Company recognized $451 million of deferred income tax expense related to recording its tax provision which was partially offset by $439 million of tax benefit attributable to the release of the valuation allowance. The remaining valuation allowance will be released during subsequent quarters during 2023. The Company expects to keep a valuation allowance of $66 million related to NOLs in jurisdictions in which it no longer operates and against the portion of our federal and state deferred tax assets such as capital losses and interest carryovers, which may expire before being fully utilized due to the application of the limitations under Section 382 and the ordering in which such attributes may be applied.
Due to the issuance of common stock associated with the Indigo Merger, we incurred a cumulative ownership change and as such, our NOLs prior to the acquisition are subject to an annual limitation under Internal Revenue Code Section 382 of approximately $48 million. The ownership changes and resulting annual limitation will result in the expiration of NOLs or other tax attributes otherwise available. At March 31, 2023, we had approximately $4 billion of federal NOL carryovers, of which approximately $3 billion have an expiration date between 2035 and 2037 and $1 billion have an indefinite carryforward life. We currently estimate that approximately $2 billion of these federal NOLs will expire before they are able to be used and accordingly, no value has been ascribed to these NOLs on our balance sheet. If a subsequent ownership change were to occur as a result of future transactions in our common stock, our use of remaining U.S. tax attributes may be further limited.
The Inflation Reduction Act of 2022 (the “IRA”) was enacted on August 16, 2022 and may impact how the U.S. taxes certain large corporations. The IRA imposes a 15% alternative minimum tax on the “adjusted financial statement income” of certain large corporations (generally, corporations reporting at least $1 billion average adjusted pre-tax net income on their consolidated financial statements) for tax years beginning after December 31, 2022. This alternative minimum tax requires complex computations to be performed that were not previously required in U.S. tax law, significant judgments to be made in interpretation of the provisions of the IRA, significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the Internal Revenue Service, and other standard-setting bodies are expected to issue guidance on how the alternative minimum tax provisions of the IRA will be applied or otherwise administered that may differ from our interpretations. As we complete our analysis of the IRA, collect and prepare necessary data, and interpret any additional guidance, we may make adjustments to provisional amounts that we have recorded that may materially impact our provision for income taxes in the period in which adjustments are made. We do not expect to be impacted by the alternative minimum tax during 2023 and will continue to monitor updates to the IRA and the impact it will have on our consolidated financial statements.
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
LIQUIDITY AND CAPITAL RESOURCES
We depend primarily on funds generated from our operations, our 2022 credit facility, our cash and cash equivalents balance and our access to capital markets as our primary sources of liquidity. On April 8, 2022, we amended and restated our 2018 credit facility and extended the maturity through April 2027 (the “2022 credit facility”). In connection with entering into our 2022 credit facility, the banks participating in our 2022 credit facility increased our borrowing base to $3.5 billion and agreed to provide five-year revolving commitments of $2.0 billion (the “Five-Year Tranche”) and agreed to updated terms that provide the ability to convert our secured credit facility to an unsecured credit facility if we are able to achieve investment grade status, as deemed by the relevant credit rating agencies.
Effective August 4, 2022, we elected to temporarily increase by $500 million our commitments under the 2022 credit facility in the form of an additional tranche of short-term revolving commitments (the “Short-Term Tranche”). Through March 31, 2023, we have had no borrowings under the Short-Term Tranche and the short-term commitments will expire on April 30, 2023.
On April 5, 2023, our borrowing base was reaffirmed at $3.5 billion and both our Five-Year Tranche and Short-Term Tranche were reaffirmed at $2.0 billion and $500 million, respectively. At March 31, 2023, we had approximately $2.2 billion of total available liquidity, which exceeds our currently modeled needs as we remain committed to our strategy of capital discipline.

Our flexibility to access incremental secured debt capital is derived from our excess asset collateral value above the elected $3.5 billion maximum revolving credit amount and borrowing base of our 2022 credit facility and the elected aggregate revolving commitments from our bank group. Our ability to issue secured debt is governed by the limitations of our 2022 credit facility as well as our secured debt capacity (as defined by our senior note indentures) which was $5.6 billion as of March 31, 2023, based on 25% of adjusted consolidated net tangible assets. If we were to realize a return to investment grade ratings and the subsequent conversion of our secured credit facility to an unsecured credit facility, we would expect to have access to additional liquidity capital beyond our elected aggregate revolving commitments, either by increasing commitments to the 2022 credit facility up to the $3.5 billion aggregate size or otherwise on a similarly unsecured basis, given our current asset collateral value and credit quality. We refer you to Note 10 to the consolidated financial statements included in this Quarterly Report and the section below under “Credit Arrangements and Financing Activities” for additional discussion of our 2022 credit facility and related covenant requirements.
In June 2022, we announced a share repurchase program, under which we have been authorized to repurchase up to $1 billion of our outstanding common stock beginning June 21, 2022 and continuing through and including December 31, 2023. The timing, as well as the number and value of shares repurchased under the program, will be determined at our discretion and includes a variety of factors, including our progress in reducing debt to our target debt range, our free cash flow generation capabilities, our assessment of the intrinsic value of our common stock, the market price of our common stock, general market and economic conditions, available liquidity, compliance with our debt and other agreements, and applicable legal requirements among other considerations. The exact number of shares to be repurchased is not guaranteed, and the program may be suspended, modified, or discontinued at any time without prior notice. During 2022, we repurchased approximately 17.3 million shares of our outstanding common stock at an average price of $7.24 per share for a total cost of approximately $125 million. We did not repurchase any shares during the three months ended March 31, 2023.
Looking forward, we intend to prioritize the use of any free cash flow to pay down our debt in order to progress toward our debt and leverage targets.
Our cash flow from operating activities is highly dependent upon our ability to sell and the sales prices that we receive for our natural gas and liquids production. Natural gas, oil and NGL prices are subject to wide fluctuations and are driven by market supply and demand, which is impacted by many factors. See "Risk Factors" in Item 1A of our 2022 Annual Report for additional discussion about current and potential future market conditions. The sales price we receive for our production is also influenced by our commodity derivative program. Our derivative contracts allow us to support a certain level of cash flow to fund our operations. Although we are continually assessing adding derivative positions for portions of our expected 2023, 2024, and 2025 production, there can be no assurance that we will be able to add derivative positions to cover the remainder of our expected production at favorable prices. We again refer you to “Risk Factors” in Item 1A of our 2022 Annual Report.
Our commodity hedging activities are subject to the credit risk of our counterparties being financially unable to settle the transaction. We actively monitor the credit status of our counterparties, performing both quantitative and qualitative assessments based on their credit ratings and credit default swap rates where applicable, and to date have not had any credit defaults associated with our transactions. However, any future failures by one or more counterparties could negatively impact our cash flow from operating activities. Additionally, we do not expect recent developments within the banking industry to have a material impact on our expected results of operations, financial performance, or liquidity. However, if there are issues in the wider financial system and if other financial institutions fail, our business, liquidity and financial condition could be materially affected, including as a result of impacts of any such issues or failures on our counterparties.
Our short-term cash flows are also dependent on the timely collection of receivables from our customers, hedging counterparties and joint interest owners. We actively manage this risk through credit management activities and, through the date of this filing, have not experienced any significant write-offs for non-collectable amounts. However, any sustained inaccessibility of credit by our customers, hedging counterparties and joint interest owners could adversely impact our cash flows.
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
Credit Arrangements and Financing Activities
In April 2022, we entered into an amended and restated credit agreement that replaced the 2018 credit facility (the “2022 credit facility”) with a group of banks that, as amended, has a maturity date of April 2027. The 2022 credit facility has an aggregate maximum revolving credit amount and borrowing base of $3.5 billion and, as of March 31, 2023, elected commitments comprised of the Five-Year Tranche and Short-Term Tranche of $2.0 billion and $500 million, respectively. On April 5, 2023, our borrowing base was reaffirmed at $3.5 billion and both the Five-Year Tranche and Short-Term Tranche were reaffirmed at $2.0 billion and $500 million, respectively. The Short-Term Tranche will expire on April 30, 2023.
The borrowing base is subject to redetermination at least twice a year, which typically occurs in April and October, and is subject to change based primarily on drilling results, commodity prices, our future derivative position, the level of capital investment and operating costs. The 2022 credit facility is secured by substantially all of our assets and our subsidiaries’ assets (taken as a whole). The permitted lien provisions in the senior note indentures currently limit liens securing indebtedness to the greater of $2.0 billion or 25% of adjusted consolidated net tangible assets, which was $5.6 billion as of March 31, 2023. The 2022 credit facility contains the ability to utilize SOFR index rates for purposes of calculating interest expense.
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
As of March 31, 2023, we were in compliance with all of the applicable covenants contained in the credit agreement governing our 2022 credit facility. Our ability to comply with financial covenants in future periods depends, among other things, on the success of our development program and upon other factors beyond our control, such as the market demand and prices for natural gas, oil and NGLs. We refer you to Note 10 of the consolidated financial statements included in this Quarterly Report for additional discussion of the covenant requirements of our 2022 credit facility.
As of March 31, 2023, we had $210 million of borrowings on our 2022 credit facility and $89 million in outstanding letters of credit. We currently do not anticipate being required to supply a materially greater amount of letters of credit under our existing contracts. We refer you to Note 10 to the consolidated financial statements included in this Quarterly Report for additional discussion of our 2022 credit facility.
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
Other key financing activities over the last three months are as follows:
Debt Repurchases
•On February 26, 2023, we redeemed all of the outstanding 7.750% Senior Notes due 2027 at a redemption price equal to 103.875% of the principal amount thereof plus accrued and unpaid interest of $13 million for a total payment of $450 million. We recognized a $19 million loss on the extinguishment of debt, which included the write off of $3 million in related unamortized debt discounts and debt issuance costs. We funded the redemption using approximately $316 million of cash on hand and approximately $134 million of borrowings under our 2022 credit facility.
•In January 2022, we repurchased the remaining outstanding principal balance of $201 million on our 2022 senior notes using our credit facility. As a result of the focused work on refinancing and repayment of our debt in recent years, coupled with the amendment and restatement of our credit facility on April 8, 2022, none of our outstanding debt balance is scheduled to become due prior to 2025.
•In March 2022, we repurchased $5 million of our 8.375% Senior Notes due 2028 and $15 million of our 7.75% Senior Notes due 2027, resulting in a $2 million loss on debt extinguishment.

As of April 25, 2023, we had long-term debt issuer ratings of Ba1 by Moody’s (rating upgraded and stable outlook affirmed on May 31, 2022), BB+ by S&P (rating upgraded to BB+ and outlook upgraded to positive on January 18, 2023) and BB+ by Fitch Ratings (rating upgraded to BB+ with positive outlook on August 10, 2022). Effective in January 2022, the interest rate for our 4.95% senior notes due January 2025 (“2025 Notes”) was 5.95%, reflecting a net downgrade in our bond ratings since their issuance. On May 31, 2022, Moody’s upgraded our bond rating to Ba1, which decreased the interest rate on the 2025 Notes from 5.95% to 5.70% for coupon payments paid after July 2022. Any further upgrades or downgrades in our public debt ratings by Moody’s or S&P could decrease or increase our cost of funds, respectively, as our 2025 Notes are subject to ratings driven changes.

Cash Flows

	For the three months ended March 31,
(in millions)	2023	2022
Net cash provided by operating activities	$1,137	$972
Net cash used in investing activities	(670)	(500)
Net cash used in financing activities	(514)	(479)
Cash Flow from Operations

	For the three months ended March 31,
(in millions)	2023	2022
Net cash provided by operating activities	$1,137	$972
Add back (subtract) changes in working capital	(373)	(136)
Net cash provided by operating activities, net of changes in working capital	$764	$836
•Net cash provided by operating activities increased 17%, or $165 million, for the three months ended March 31, 2023, compared to the same period in 2022, primarily due to a $572 million improvement in our settled derivative losses, $237 million increase in working capital, a $7 million increase in our marketing margin, and a $5 million decrease in interest expense partially offset by a $602 million decrease resulting from lower commodity prices, a $39 million decrease related to decreased production, and a $17 million increase in operating costs and expenses.
•Net cash provided by operating activities, net of changes in working capital, exceeded our cash requirements for capital investments for the three months ended March 31, 2023 and 2022.
Cash Flow from Investing Activities
•Total E&P capital investments increased $120 million for the three months ended March 31, 2023, compared to the same period in 2022, primarily attributable to higher costs due to inflation.

	For the three months ended March 31,
(in millions)	2023	2022
Additions to properties and equipment	$670	$500
Adjustments for capital investments
Changes in capital accruals	(6)	43
Other (1)	1	1
Total capital investing	$665	$544
(1)Includes capitalized non-cash stock-based compensation and costs to retire assets, which are classified as cash used in operating activities.
Capital Investing

	For the three months ended March 31,		Increase/(Decrease)
(in millions except percentages)	2023	2022
E&P capital investing	$664	$544	22%
Other capital investing (1)	1	—	100%
Total capital investing	$665	$544	22%
(1)Other capital investing relates to information technology purchases for the three months ended March 31, 2023.

	For the three months ended March 31,
(in millions)	2023	2022
E&P Capital Investments by Type:
Development and exploration, including workovers	$584	$460
Acquisition of properties	24	26
Other	5	4
Capitalized interest and expenses	51	54
Total E&P capital investments	$664	$544

E&P Capital Investments by Area:
Appalachia	$276	$235
Haynesville	381	306
Other E&P	7	3
Total E&P capital investments	$664	$544

	For the three months ended March 31,
	2023	2022
Gross Operated Well Count Summary:
Drilled	31	33
Completed	36	37
Wells to sales	36	32
Actual capital expenditure levels may vary significantly from period to period due to many factors, including drilling results, natural gas, oil and NGL prices, industry conditions, the prices and availability of goods and services, and the extent to which properties are acquired or non-strategic assets are sold.
Cash Flow from Financing Activities
•On February 26, 2023, we redeemed all of the outstanding 7.750% Senior Notes due 2027 at a redemption price equal to 103.875% of the principal amount thereof plus accrued and unpaid interest of $13 million for a total payment of $450 million. We recognized a $19 million loss on the extinguishment of debt, which included the write off of $3 million in related unamortized debt discounts and debt issuance costs. We funded the redemption using approximately $316 million of cash on hand and approximately $134 million of borrowings under our 2022 credit facility.
•For the three months ended March 31, 2022, we fully redeemed our 4.10% Senior Notes due 2022 for $201 million and paid down additional aggregate principal balances on our senior notes of $20 million and paid down $286 million on our 2022 credit facility.
We refer you to Note 10 of the consolidated financial statements included in this Quarterly Report for additional discussion of our outstanding debt and credit facilities.
Working Capital
We had negative working capital of $967 million at March 31, 2023, an $850 million increase from December 31, 2022, primarily attributable to a $1,226 million increase in the current mark-to-market value of our derivatives position related to commodity pricing declines, a decrease in our accounts payable of $286 million, a decrease of interest payables of $59 million, a decrease in other current liabilities of $36 million and a decrease in taxes payable of $27 million, which was partially offset by a decrease in accounts receivable of $734 million, and cash and cash equivalents of $47 million as compared to December 31, 2022. We believe that our existing cash and cash equivalents, our anticipated cash flows from operations and our available 2022 credit facility will be sufficient to meet our working capital and operational spending requirements.
Off-Balance Sheet Arrangements
We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of March 31, 2023, our material off-balance sheet arrangements and transactions include operating service arrangements and $89 million in letters of credit outstanding against our 2022 credit facility. There are no other transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of our capital resources. For more information regarding off-balance sheet arrangements, we refer you to “Contractual Obligations and Contingent Liabilities and Commitments” below for more information.

Contractual Obligations and Contingent Liabilities and Commitments
We have various contractual obligations in the normal course of our operations and financing activities. Other than the firm transportation and gathering agreements discussed below, there have been no material changes to our contractual obligations from those disclosed in our 2022 Annual Report.
Contingent Liabilities and Commitments
As of March 31, 2023, we had commitments for demand and similar charges under firm transportation and gathering agreements to guarantee access capacity on natural gas and liquids pipelines and gathering systems totaling approximately $10 billion, $1.3 billion of which related to access capacity on future pipeline and gathering infrastructure projects that still require the granting of regulatory approvals and/or additional construction efforts. This amount also included guarantee obligations of up to $853 million. As of March 31, 2023, future payments under non-cancelable firm transportation and gathering agreements are as follows:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	5 to 8 years	More than 8 Years
Infrastructure currently in service	$8,703	$1,045	$1,892	$1,692	$1,833	$2,241
Pending regulatory approval and/or construction (1)	1,302	38	218	262	368	416
Total transportation charges	$10,005	$1,083	$2,110	$1,954	$2,201	$2,657
(1)Based on the estimated in-service dates as of March 31, 2023.
Prior to January 1, 2021, substantially all of our employees were covered by the defined benefit pension plan, a cash balance plan that provided benefits based upon a fixed percentage of an employee’s annual compensation (the “Plan”). As part of an ongoing effort to reduce costs, we elected to freeze the Plan effective January 1, 2021. Employees that were participants in the Plan prior to January 1, 2021 continued to receive the interest component of the Plan but no longer received the service component. On September 13, 2021, the Compensation Committee of the Board approved terminating the Plan, effective December 31, 2021. This decision, among other benefits, will provide Plan participants quicker access to, and greater flexibility in, the management of participants’ respective benefits due under the Plan.
We have commenced the Plan termination process, and, on April 6, 2022, the Internal Revenue Service issued a favorable determination letter, concurring that the Plan met all of the qualification requirements under the Internal Revenue Code. In December 2022, we distributed approximately 40% of the Plan’s assets to participants in the form of lump sum payments in connection with a limited distribution window provided to all active and former employee participants as part of the Plan termination process.
In March 2023, we entered into a group annuity contract with a qualified insurance company relating to the Plan. Under the group annuity contract, we purchased an irrevocable nonparticipating single premium group annuity contract from the insurer and transferred to the insurer the future benefit obligations and annuity administration for certain retirees and beneficiaries under the Plan.
Upon issuance of the group annuity contract, the pension benefit obligations and annuity administration for the remaining participants was irrevocably transferred from the Plan to the insurer. By transferring these obligations through the payment to the insurer in March 2023, we have no remaining obligations under the Plan or any other U.S. tax-qualified defined benefit pension plan. The purchase of the group annuity contract was funded directly by the assets of the Plan. We recognized a pre-tax non-cash pension settlement charge of approximately $2 million during the first quarter of 2023 as a result of the settlement of the Plan.
For the three months ended March 31, 2023, we have not made contributions to the pension plan or postretirement benefit plans, and we do not expect to contribute additional funds to our pension plan during the remainder of 2023. We recognized assets of $13 million and $15 million related to our pension plan benefits and liabilities of $10 million and $9 million related to our other postretirement benefits as of March 31, 2023 and December 31, 2022, respectively. See Note 13 to the consolidated financial statements included in this Quarterly Report for additional discussion about our pension and other postretirement benefits.
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
Supplemental Guarantor Financial Information
As discussed in Note 10, in April 2022 the Company entered into the 2022 credit facility. Pursuant to requirements under the indentures governing our senior notes, each 100% owned subsidiary that becomes a guarantor of the 2022 credit facility is also required to become a guarantor of each of our senior notes (the “Guarantor Subsidiaries”). The Guarantor Subsidiaries also granted liens and security interests to support their guarantees under the 2022 credit facility, but not of the senior notes. These guarantees are full and unconditional and joint and several among the Guarantor Subsidiaries. Certain of our operating units are accounted for on a consolidated basis do not guarantee the 2022 credit facility and senior notes.
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
Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our 2022 Annual Report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risks relating to our operations result primarily from the volatility in commodity prices, basis differentials and interest rates, as well as service costs and credit risk concentrations. We use fixed price swaps, two-way costless collars, three-way costless collars, options (calls and puts), basis swaps, index swaps and interest rate swaps to reduce the volatility of earnings and cash flow due to fluctuations in the prices of natural gas, oil and certain NGLs along with interest rates. Our Board has approved risk management policies and procedures to utilize financial products for the reduction of defined commodity price risk. Utilization of financial products for the reduction of interest rate risks is also overseen by our Board. These policies prohibit speculation with derivatives and limit swap agreements to counterparties with appropriate credit standings.
Credit Risk
Our exposure to concentrations of credit risk consists primarily of trade receivables and derivative contracts associated with commodities trading. Concentrations of credit risk with respect to receivables are limited due to the large number of our purchasers and their dispersion across geographic areas. For the three months ended March 31, 2023, one purchaser accounted for 14% of our revenues. For the year ended December 31, 2022, one purchaser accounted for 17% of our revenues. No other individual purchasers accounted for more than 10% of our revenues in either of these respective periods. A default on this account could have a material impact on the Company. See “Commodities Risk” below for discussion of credit risk associated with commodities trading.

Interest Rate Risk
As of March 31, 2023, we had approximately $3,743 million of outstanding senior notes with a weighted average interest rate of 5.46%, and $210 million of borrowings under our 2022 credit facility. As of March 31, 2023, we had long-term debt issuer ratings of BB+ by S&P, Ba1 by Moody’s and BB+ by Fitch Ratings. On September 1, 2021 S&P upgraded our bond rating to BB, and on January 6, 2022, S&P further upgraded our bond rating to BB+, which decreased the interest rate on the 2025 notes to 5.95%, beginning with coupon payments paid after January 2022. On May 31, 2022, Moody’s upgraded the Company’s bond rating to Ba1, which decreased the interest rate on the 2025 Notes from 5.95% to 5.70% with coupon payments paid after July 2022. Any further upgrades or downgrades in our public debt ratings by Moody’s or S&P could decrease or increase our cost of funds, respectively, as our 2025 Notes are subject to ratings driven changes.

	Expected Maturity Date
($ in millions except percentages)	2023	2024	2025	2026	2027	Thereafter	Total
Fixed rate payments (1)	$—	$—	$389	$—	$—	$3,354	$3,743
Weighted average interest rate	—%	—%	5.70%	—%	—%	5.43%	5.46%

Variable rate payments (1)	$—	$—	$—	$—	$210	$—	$210
Weighted average interest rate	—%	—%	—%	—%	6.69%	—%	6.69%
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, accumulate and communicate information to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and submission within the time periods specified in the SEC’s rules and forms. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those determined to be effective can provide only a level of reasonable assurance with respect to financial statement preparation and presentation. Based on the evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2023 at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Refer to “Litigation” and “Environmental Risk” in Note 11 to the consolidated financial statements included in Item 1 of Part I of this Quarterly Report for a discussion of the Company’s legal proceedings.
ITEM 1A. RISK FACTORS
There were no additions or material changes to our risk factors as disclosed in Item 1A of Part I in the Company’s 2022 Annual Report.
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
(3.2)
Certificate of Amendment and Restated Certificate of Incorporation, dated September 1, 2021 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed September 1, 2021).

(3.3)
Amended and Restated Bylaws of Southwestern Energy Company, as amended through March 21, 2023 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 22, 2023).

(10.1)*	Southwestern Energy Company 2022 Incentive Plan Form of Performance Cash Unit Award Agreement, for awards granted on or after February 21, 2023.
(10.2)*	Southwestern Energy Company 2022 Incentive Plan Form of Performance Unit Award Agreement, for awards granted on or after February 21, 2023.
(10.3)*	Southwestern Energy Company 2022 Incentive Plan Form of Restricted Stock Unit Award Agreement, for awards granted on or after February 21, 2023.
(31.1)*	Certification of CEO filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)*	Certification of CFO filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)**	Certification of CEO furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)**	Certification of CFO furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(101.INS)	Inline Interactive Data File Instance Document
(101.SCH)	Inline Interactive Data File Schema Document
(101.CAL)	Inline Interactive Data File Calculation Linkbase Document
(101.LAB)	Inline Interactive Data File Label Linkbase Document
(101.PRE)	Inline Interactive Data File Presentation Linkbase Document
(101.DEF)	Inline Interactive Data File Definition Linkbase Document
(104.1)	Cover Page Interactive Data File – the cover page from this Quarterly Report on Form 10-Q, formatted in inline XBRL (included within the Exhibit 101 attachments)
* Filed herewith
** Furnished herewith
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHWESTERN ENERGY COMPANY
Registrant

Dated:	April 27, 2023	/s/ CARL F. GIESLER, JR.
Carl F. Giesler, Jr. Executive Vice President and Chief Financial Officer