Form 10-Q
period 2023-09-30
SOUTHWESTERN ENERGY CO
filed 2023-11-02
CIK 7332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the quarterly period ended September 30, 2023
Or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of October 31, 2023
Common Stock, Par Value $0.01	1,101,463,052

SOUTHWESTERN ENERGY COMPANY
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

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
You should not place undue reliance on forward-looking statements.  They are subject to known and unknown risks, uncertainties and other factors that may affect our operations, markets, products, services and prices and cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These forward-looking statements are based on management’s current beliefs, based on currently available information, as to the outcome and timing of future events. In addition to any assumptions and other factors referred to specifically in connection with forward-looking statements, risks, uncertainties and factors that could cause our actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:
•the timing and extent of changes in market conditions and prices for natural gas, oil and natural gas liquids (“NGLs”) (including regional basis differentials) and the impact of reduced demand for our production and products in which our production is a component due to governmental and societal actions taken in response to a pandemic or other world health event;
•our ability to fund our planned capital investments;
•a change in our credit rating or adverse changes in interest rates;
•the extent to which lower commodity prices impact our ability to service or refinance our existing debt;
•the impact of volatility in the financial markets or other global economic factors, including any future development of the LNG market and the impact of a world health event or other disease outbreak;
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
(in millions, except share/per share amounts)	2023	2022	2023	2022
Operating Revenues:
Gas sales	$627	$2,884	$2,323	$7,061
Oil sales	94	100	281	349
NGL sales	169	260	523	842
Marketing	553	1,298	1,707	3,371
Other	—	(1)	(4)	(1)
	1,443	4,541	4,830	11,622
Operating Costs and Expenses:
Marketing purchases	545	1,289	1,693	3,366
Operating expenses	444	423	1,280	1,206
General and administrative expenses	46	41	133	120
Merger-related expenses	—	—	—	27
Depreciation, depletion and amortization	338	298	979	861
Taxes, other than income taxes	63	76	189	198
	1,436	2,127	4,274	5,778
Operating Income	7	2,414	556	5,844
Interest Expense:
Interest on debt	61	77	184	218
Other interest charges	3	3	9	10
Interest capitalized	(28)	(30)	(87)	(89)
	36	50	106	139

Gain (Loss) on Derivatives	93	(1,903)	1,811	(6,709)
Loss on Early Extinguishment of Debt	—	—	(19)	(6)
Other Income (Loss), Net	2	—	1	(1)

Income (Loss) Before Income Taxes	66	461	2,243	(1,011)
Provision for Income Taxes:
Current	—	11	—	41
Deferred	21	—	28	—
	21	11	28	41
Net Income (Loss)	$45	$450	$2,215	$(1,052)

Earnings (Loss) Per Common Share:
Basic	$0.04	$0.41	$2.01	$(0.94)
Diluted	$0.04	$0.40	$2.01	$(0.94)

Weighted Average Common Shares Outstanding:
Basic	1,101,231,113	1,110,259,907	1,100,895,642	1,113,705,502
Diluted	1,104,027,634	1,112,522,861	1,102,867,675	1,113,705,502

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2023	2022	2023	2022
Net income (loss)	$45	$450	$2,215	$(1,052)
Change in value of pension and other postretirement liabilities:
Amortization of prior service cost and net gain, including gain on settlements and curtailments included in net periodic pension cost (1)	—	—	1	—
Net actuarial loss incurred in period	—	—	(2)	—
Net tax loss attributable to pension termination	—	—	(14)	—
Total change in value of pension and postretirement liabilities	—	—	(15)	—
Comprehensive income (loss)	$45	$450	$2,200	$(1,052)
(1)Settlement adjustment was less than $1 million for the three and nine months ended September 30, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2023	December 31, 2022

ASSETS	(in millions)
Current assets:
Cash and cash equivalents	$26	$50
Accounts receivable, net	602	1,401
Derivative assets	336	145
Other current assets	78	68
Total current assets	1,042	1,664
Natural gas and oil properties, using the full cost method, including $2,140 million as of September 30, 2023 and $2,217 million as of December 31, 2022 excluded from amortization	37,349	35,763
Other	555	527
Less: Accumulated depreciation, depletion and amortization	(26,381)	(25,387)
Total property and equipment, net	11,523	10,903
Operating lease assets	163	177
Long-term derivative assets	153	72
Deferred tax assets	—	—
Other long-term assets	92	110
Total long-term assets	408	359
TOTAL ASSETS	$12,973	$12,926
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,317	$1,835
Taxes payable	135	136
Interest payable	26	86
Derivative liabilities	219	1,317
Current operating lease liabilities	44	42
Other current liabilities	17	65
Total current liabilities	1,758	3,481
Long-term debt	4,114	4,392
Long-term operating lease liabilities	116	133
Long-term derivative liabilities	186	378
Other long-term liabilities	262	218
Total long-term liabilities	4,678	5,121
Commitments and contingencies (Note 11)
Equity:
Common stock, $0.01 par value; 2,500,000,000 shares authorized; issued 1,163,077,745 shares as of September 30, 2023 and 1,161,545,588 shares as of December 31, 2022	12	12
Additional paid-in capital	7,185	7,172
Accumulated deficit	(324)	(2,539)
Accumulated other comprehensive income (loss)	(9)	6
Common stock in treasury, 61,614,693 shares as of September 30, 2023 and December 31, 2022	(327)	(327)
Total equity	6,537	4,324
TOTAL LIABILITIES AND EQUITY	$12,973	$12,926

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
(in millions)	2023	2022
Cash Flows From Operating Activities:
Net income (loss)	$2,215	$(1,052)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	979	861
Amortization of debt issuance costs	5	8
Deferred income taxes	28	—
(Gain) loss on derivatives, unsettled	(1,562)	2,524
Stock-based compensation	7	4
Loss on early extinguishment of debt	19	6
Other	3	2
Change in assets and liabilities:
Accounts receivable	799	(602)
Accounts payable	(362)	506
Taxes payable	(2)	28
Interest payable	(33)	(22)
Inventories	(15)	(8)
Other assets and liabilities	(42)	(59)
Net cash provided by operating activities	2,039	2,196

Cash Flows From Investing Activities:
Capital investments	(1,833)	(1,623)
Proceeds from sale of property and equipment	123	15
Net cash used in investing activities	(1,710)	(1,608)

Cash Flows From Financing Activities:
Payments on current portion of long-term debt	—	(205)
Payments on long-term debt	(437)	(71)
Payments on revolving credit facility	(3,044)	(10,341)
Borrowings under revolving credit facility	3,182	10,061
Change in bank drafts outstanding	(50)	62
Proceeds from exercise of common stock options	—	7
Purchase of treasury stock	—	(100)
Debt issuance/amendment costs	—	(14)
Cash paid for tax withholding	(4)	(4)
Net cash used in financing activities	(353)	(605)

Decrease in cash and cash equivalents	(24)	(17)
Cash and cash equivalents at beginning of year	50	28
Cash and cash equivalents at end of period	$26	$11

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury		Total
	Shares Issued	Amount				Shares	Amount

	(in millions, except share amounts)
Balance at December 31, 2022	1,161,545,588	$12	$7,172	$(2,539)	$6	61,614,693	$(327)	$4,324
Comprehensive income:
Net income	—	—	—	1,939	—	—	—	1,939
Other comprehensive loss	—	—	—	—	(15)	—	—	(15)
Total comprehensive income	—	—	—	—	—	—	—	1,924
Stock-based compensation	—	—	2	—	—	—	—	2
Restricted units vested	1,999,039	—	8	—	—	—	—	8
Tax withholding – stock compensation	(662,163)	—	(4)	—	—	—	—	(4)
Balance at March 31, 2023	1,162,882,464	$12	$7,178	$(600)	$(9)	61,614,693	$(327)	$6,254
Comprehensive income:
Net income	—	—	—	231	—	—	—	231
Other comprehensive income	—	—	—	—	—	—	—	—
Total comprehensive income	—	—	—	—	—	—	—	231
Stock-based compensation	—	—	4	—	—	—	—	4
Issuance of restricted stock	188,382	—	—	—	—	—	—	—
Restricted units vested	9,968	—	—	—	—	—	—	—
Tax withholding – stock compensation	(3,069)	—	—	—	—	—	—	—
Balance at June 30, 2023	1,163,077,745	$12	$7,182	$(369)	$(9)	61,614,693	$(327)	$6,489
Comprehensive income:
Net income	—	—	—	45	—	—	—	45
Other comprehensive income	—	—	—	—	—	—	—	—
Total comprehensive income	—	—	—	—	—	—	—	45
Stock-based compensation	—	—	3	—	—	—	—	3
Balance at September 30, 2023	1,163,077,745	$12	$7,185	$(324)	$(9)	61,614,693	$(327)	$6,537

The accompanying notes are an integral part of these consolidated financial statements.

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury		Total
	Shares Issued	Amount				Shares	Amount

	(in millions, except share amounts)
Balance at December 31, 2021	1,158,672,666	$12	$7,150	$(4,388)	$(25)	44,353,224	$(202)	$2,547
Comprehensive loss:
Net loss	—	—	—	(2,675)	—	—	—	(2,675)
Other comprehensive income	—	—	—	—	—	—	—	—
Total comprehensive loss	—	—	—	—	—	—	—	(2,675)
Stock-based compensation	—	—	1	—	—	—	—	1
Performance units vested	2,499,860	—	12	—	—	—	—	12
Tax withholding – stock compensation	(721,070)	—	(4)	—	—	—	—	(4)
Balance at March 31, 2022	1,160,451,456	$12	$7,159	$(7,063)	$(25)	44,353,224	$(202)	$(119)
Comprehensive income:
Net income	—	—	—	1,173	—	—	—	1,173
Other comprehensive income	—	—	—	—	—	—	—	—
Total comprehensive income	—	—	—	—	—	—	—	1,173
Stock-based compensation	—	—	2	—	—	—	—	2
Exercise of stock options	893,312	—	7	—	—	—	—	7
Issuance of restricted stock	115,608	—	—	—	—	—	—	—
Restricted stock units vested	21,981	—	—	—	—	—	—	—
Treasury stock	—	—	—	—	—	2,815,541	(20)	(20)
Issuance of common stock	79	—	—	—	—	—	—	—
Tax withholding – stock compensation	(7,014)	—	—	—	—	—	—	—
Balance at June 30, 2022	1,161,475,422	$12	$7,168	$(5,890)	$(25)	47,168,765	$(222)	$1,043
Comprehensive income:
Net income	—	—	—	450	—	—	—	450
Other comprehensive income	—	—	—	—	—	—	—	—
Total comprehensive income	—	—	—	—	—	—	—	450
Stock-based compensation	—	—	1	—	—	—	—	1
Treasury stock	—	—	—	—	—	10,798,154	(80)	(80)
Balance at September 30, 2022	1,161,475,422	$12	$7,169	$(5,440)	$(25)	57,966,919	$(302)	$1,414

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

Merger-Related Expenses
The Company did not incur merger-related expenses during the three and nine months ended September 30, 2023 or during the three months ended September 30, 2022. The following table summarizes the merger-related expenses incurred during the nine months ended September 30, 2022:

	For the nine months ended September 30, 2022
(in millions)	Indigo Merger	GEPH Merger	Total
Transition services	$—	$18	$18
Professional fees (bank, legal, consulting)	—	1	1
Contract buyouts, terminations and transfers	1	2	3
Due diligence and environmental	1	1	2
Employee-related	—	1	1
Other	—	2	2
Total merger-related expenses	$2	$25	$27

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

Disaggregation of Revenues
The Company presents a disaggregation of E&P revenues by product on the consolidated statements of operations net of intersegment revenues. The following table reconciles operating revenues as presented on the consolidated statements of operations to the operating revenues by segment:

(in millions)	E&P	Marketing	Intersegment Revenues	Total
Three months ended September 30, 2023
Gas sales	$610	$—	$17	$627
Oil sales	93	—	1	94
NGL sales	170	—	(1)	169
Marketing	—	1,379	(826)	553
Total	$873	$1,379	$(809)	$1,443
(in millions)
Three months ended September 30, 2022
Gas sales	$2,889	$—	$(5)	$2,884
Oil sales	99	—	1	100
NGL sales	260	—	—	260
Marketing	—	4,436	(3,138)	1,298
Other (1)	(1)	—	—	(1)
Total	$3,247	$4,436	$(3,142)	$4,541

(in millions)	E&P	Marketing	Intersegment Revenues	Total
Nine months ended September 30, 2023
Gas sales	$2,281	$—	$42	$2,323
Oil sales	278	—	3	281
NGL sales	524	—	(1)	523
Marketing	—	4,651	(2,944)	1,707
Other (1)	(4)	—	—	(4)
Total	$3,079	$4,651	$(2,900)	$4,830
(in millions)
Nine months ended September 30, 2022
Gas sales	$7,064	$—	$(3)	$7,061
Oil sales	345	—	4	349
NGL sales	842	—	—	842
Marketing	—	11,214	(7,843)	3,371
Other (1)	(1)	—	—	(1)
Total	$8,250	$11,214	$(7,842)	$11,622
(1)For the nine months ended September 30, 2023 and the three and nine months ended September 30, 2022, other E&P revenues consists primarily of losses on purchaser imbalances associated with natural gas and certain NGLs.
Associated E&P revenues are also disaggregated for analysis on a geographic basis by the core areas in which the Company operates, which are Appalachia and Haynesville.

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2023	2022	2023	2022
Appalachia	$500	$1,874	$1,891	$4,971
Haynesville	373	1,373	1,188	3,279
Total	$873	$3,247	$3,079	$8,250

Receivables from Contracts with Customers
The following table reconciles the Company’s receivables from contracts with customers to consolidated accounts receivable as presented on the consolidated balance sheet:

(in millions)	September 30, 2023	December 31, 2022
Receivables from contracts with customers	$512	$1,313
Other accounts receivable	90	88
Total accounts receivable	$602	$1,401
Amounts recognized against the Company’s allowance for doubtful accounts related to receivables arising from contracts with customers were not significant for both the nine months ended September 30, 2023 and year ended December 31, 2022. The Company has no contract assets or contract liabilities associated with its revenues from contracts with customers.
(4) CASH AND CASH EQUIVALENTS
The following table presents a summary of cash and cash equivalents as of September 30, 2023 and December 31, 2022:

(in millions)	September 30, 2023	December 31, 2022
Cash	$2	$49
Marketable securities (1)	24	1
Total	$26	$50
(1)Typically consists of government stable value money market funds.
(5) NATURAL GAS AND OIL PROPERTIES
The Company utilizes the full cost method of accounting for costs related to the development, exploration and acquisition of natural gas and oil properties. Under this method, all such costs (productive and nonproductive), including salaries, benefits and other internal costs directly attributable to these activities, are capitalized on a country-by-country basis and amortized over the estimated lives of the properties using the units-of-production method. These capitalized costs are subject to a ceiling test that limits such pooled costs, net of applicable deferred taxes, to the aggregate of the present value of future net revenues attributable to proved natural gas, oil and NGL reserves discounted at 10% (standardized measure). Any costs in excess of the ceiling are written off as a non-cash expense. The expense may not be reversed in future periods, even though higher natural gas, oil and NGL prices may subsequently increase the ceiling. Companies using the full cost method are required to use the average quoted price from the first day of each month from the previous 12 months, including the impact of derivatives designated for hedge accounting, to calculate the ceiling value of their reserves. The Company had no hedge positions that were designated for hedge accounting as of September 30, 2023. Prices used to calculate the ceiling value of reserves were as follows:

	September 30, 2023	September 30, 2022
Natural gas (per MMBtu)	$3.42	$6.13
Oil (per Bbl)	$78.54	$91.71
NGLs (per Bbl)	$22.24	$37.33
Using the average quoted prices above, adjusted for market differentials, the Company’s net book value of its United States natural gas and oil properties did not exceed the ceiling amount at September 30, 2023. Decreases in market prices as well as changes in production rates, levels of reserves, evaluation of costs excluded from amortization, future development costs and production costs could result in future non-cash ceiling test impairments to the Company’s natural gas and oil properties. Given the fall in commodity prices during 2023, the Company expects some non-cash impairment of its assets will likely occur as early as the fourth quarter of 2023.
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
During the three months ended September 30, 2022, the Company repurchased approximately 10.8 million shares of its outstanding common stock pursuant to a previously announced share repurchase program at an average price of $7.41 per share for a total cost of approximately $80 million. During the nine months ended September 30, 2022, the Company repurchased approximately 13.6 million shares at an average price of $7.35 per share for a total cost of approximately $100 million. We did not repurchase any shares during the three or nine months ended September 30, 2023.
The following table presents the computation of earnings per share for the three and nine months ended September 30, 2023 and 2022:

	For the three months ended September 30,		For the nine months ended September 30,
(in millions, except share/per share amounts)	2023	2022	2023	2022
Net income (loss)	$45	$450	$2,215	$(1,052)

Number of common shares:
Weighted average outstanding	1,101,231,113	1,110,259,907	1,100,895,642	1,113,705,502
Issued upon assumed exercise of outstanding stock options	—	—	—	—
Effect of issuance of non-vested restricted common stock	932,868	796,253	839,031	—
Effect of issuance of non-vested restricted units	1,689,617	1,466,701	1,133,002	—
Effect of issuance of non-vested performance units	174,036	—	—	—
Weighted average and dilutive outstanding	1,104,027,634	1,112,522,861	1,102,867,675	1,113,705,502

Earnings (loss) per common share
Basic	$0.04	$0.41	$2.01	$(0.94)
Diluted	$0.04	$0.40	$2.01	$(0.94)
The following table presents the common stock shares equivalent excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2023 and 2022, as they would have had an antidilutive effect:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Unexercised stock options	820,138	1,961,128	835,362	2,467,127
Unvested restricted common stock	—	—	54,989	810,025
Restricted units	224,726	790,182	652,089	1,503,049
Performance units	—	—	764,916	474,093
Total	1,044,864	2,751,310	2,307,356	5,254,294

(7) DERIVATIVES AND RISK MANAGEMENT
The Company is exposed to volatility in market prices and basis differentials for natural gas, oil and NGLs which impacts the predictability of its cash flows related to the sale of those commodities. These risks are managed by the Company’s use of certain derivative financial instruments. As of September 30, 2023 and September 30, 2022, the Company’s derivative financial instruments consisted of fixed price swaps, two-way costless collars, three-way costless collars, basis swaps, options (calls and puts), index swaps and interest rate swaps. A description of the Company’s derivative financial instruments is provided below:

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
The following tables provide information about the Company’s financial instruments that are sensitive to changes in commodity prices and that are used to protect the Company’s exposure. None of the financial instruments below are designated for hedge accounting treatment. The tables present the notional amount, the weighted average contract prices and the fair value by expected maturity dates as of September 30, 2023:

Financial Protection on Production
		Weighted Average Price per MMBtu
	Volume (Bcf)	Swaps	Sold Puts	Purchased Puts	Sold Calls	Basis Differential	Fair Value at September 30, 2023 (in millions)
Natural Gas
2023
Fixed price swaps	179	$3.28	$—	$—	$—	$—	$49
Two-way costless collars	32	—	—	2.88	3.29	—	1
Three-way costless collars	47	—	2.08	2.50	2.91	—	(11)
Total	258						$39
2024
Fixed price swaps	528	$3.54	$—	$—	$—	$—	$82
Two-way costless collars	44	—	—	3.07	3.53	—	(5)
Three-way costless collars	77	—	2.46	3.19	3.99	—	(5)
Total	649						$72
2025
Two-way costless collars	73	$—	$—	$3.50	$5.40	$—	$11
Three-way costless collars	106	—	2.50	3.75	5.69	—	16
Total	179						$27

Basis Swaps
2023	71	$—	$—	$—	$—	$(0.57)	$24
2024	46	—	—	—	—	(0.71)	9
2025	9	—	—	—	—	(0.64)	3
Total	126						$36

	Volume (MBbls)	Weighted Average Strike Price per Bbl				Fair Value at September 30, 2023 (in millions)
		Swaps	Sold Puts	Purchased Puts	Sold Calls
Oil
2023
Fixed price swaps	733	$67.34	$—	$—	$—	$(15)
Two-way costless collars	147	—	—	70.00	80.58	(1)
Three-way costless collars	291	—	34.36	46.05	55.96	(10)
Total	1,171					$(26)
2024
Fixed price swaps	1,571	$71.06	$—	$—	$—	$(15)
Two-way costless collars	512	—	—	70.00	85.63	(2)
Total	2,083					$(17)
2025
Fixed price swaps	41	$77.66	$—	$—	$—	$—

Ethane
2023
Fixed price swaps	2,254	$10.99	$—	$—	$—	$(1)
2024
Fixed price swaps	3,429	$10.84	$—	$—	$—	$—

Propane
2023
Fixed price swaps	1,782	$30.44	$—	$—	$—	$(1)
2024
Fixed price swaps	3,254	$31.78	$—	$—	$—	$3
2025
Fixed price swaps	63	$26.46	$—	$—	$—	$—

Normal Butane
2023
Fixed price swaps	198	$40.96	$—	$—	$—	$1
2024
Fixed price swaps	329	$40.74	$—	$—	$—	$1

Natural Gasoline
2023
Fixed price swaps	171	$63.74	$—	$—	$—	$(1)
2024
Fixed price swaps	329	$64.37	$—	$—	$—	$(1)

Other Derivative Contracts
	Volume (Bcf)	Weighted Average Strike Price per MMBtu	Fair Value at September 30, 2023 (in millions)
Call Options – Natural Gas (Net)
2023	15	$2.97	$(4)
2024	82	6.56	(9)
2025	73	7.00	(14)
2026	73	7.00	(20)
Total	243		$(47)
At September 30, 2023, the net fair value of the Company’s financial instruments was an $84 million asset, which included net reduction of the asset of $1 million related to non-performance risk. See Note 9 for additional details regarding the Company’s fair value measurements of its derivatives position.
As of September 30, 2023, the Company had no positions designated for hedge accounting treatment. Gains and losses on derivatives that are not designated for hedge accounting treatment, or do not meet hedge accounting requirements, are recorded as a component of gain (loss) on derivatives on the consolidated statements of operations. Accordingly, the gain (loss) on derivatives component of the statement of operations reflects the gains and losses on both settled and unsettled derivatives. Only the settled gains and losses are included in the Company’s realized commodity price calculations.
The balance sheet classification of the assets and liabilities related to derivative financial instruments are summarized below as of September 30, 2023 and December 31, 2022:

Derivative Assets
		Fair Value
(in millions)	Balance Sheet Classification	September 30, 2023	December 31, 2022
Derivatives not designated as hedging instruments:
Fixed price swaps – natural gas	Derivative assets	$224	$—
Fixed price swaps – ethane	Derivative assets	2	4
Fixed price swaps – propane	Derivative assets	10	9
Fixed price swaps – normal butane	Derivative assets	2	1
Fixed price swaps – natural gasoline	Derivative assets	—	1
Two-way costless collars – natural gas	Derivative assets	32	47
Two-way costless collars – oil	Derivative assets	1	—
Three-way costless collars – natural gas	Derivative assets	28	18
Three-way costless collars – oil	Derivative assets	—	1
Basis swaps – natural gas	Derivative assets	33	64
Put options – natural gas	Derivative assets	5	—
Fixed price swaps – natural gas	Other long-term assets	25	28
Fixed price swaps – oil	Other long-term assets	—	1
Fixed price swaps – ethane	Other long-term assets	—	1
Fixed price swaps – propane	Other long-term assets	—	1
Two-way costless collars – natural gas	Other long-term assets	43	18
Two-way costless collars – oil	Other long-term assets	1	—
Three-way costless collars – natural gas	Other long-term assets	77	3
Basis swaps – natural gas	Other long-term assets	8	17
Put options – natural gas	Other long-term assets	—	4
Total derivative assets		$491	$218

Derivative Liabilities
		Fair Value
(in millions)	Balance Sheet Classification	September 30, 2023	December 31, 2022
Derivatives not designated as hedging instruments:
Fixed price swaps – natural gas	Derivative liabilities	$73	$581
Fixed price swaps – oil	Derivative liabilities	29	20
Fixed price swaps – ethane	Derivative liabilities	3	1
Fixed price swaps – propane	Derivative liabilities	7	—
Fixed price swaps – natural gasoline	Derivative liabilities	2	1
Two-way costless collars – natural gas	Derivative liabilities	31	235
Two-way costless collars – oil	Derivative liabilities	4	—
Three-way costless collars – natural gas	Derivative liabilities	39	311
Three-way costless collars – oil	Derivative liabilities	10	31
Basis swaps – natural gas	Derivative liabilities	5	69
Call options – natural gas	Derivative liabilities	11	70
Put options – natural gas	Derivative liabilities	5	—
Fixed price swaps – natural gas	Long-term derivative liabilities	45	281
Fixed price swaps – oil	Long-term derivative liabilities	1	4
Fixed price swaps – propane	Long-term derivative liabilities	1	—
Two-way costless collars – natural gas	Long-term derivative liabilities	37	56
Two-way costless collars – oil	Long-term derivative liabilities	1	—
Three-way costless collars – natural gas	Long-term derivative liabilities	66	20
Basis swap – natural gas	Long-term derivative liabilities	—	1
Call options – natural gas	Long-term derivative liabilities	36	18
Total derivative liabilities		$406	$1,699

Net Derivative Position
	September 30, 2023	December 31, 2022
(in millions)
Net current derivative asset (liability)	$118	$(1,174)
Net long-term derivative asset (liability)	(33)	(307)
Non-performance risk adjustment	(1)	3
Net total derivative asset (liability)	$84	$(1,478)

The following tables summarize the before-tax effect of the Company’s derivative instruments on the consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022:

Unsettled Gain (Loss) on Derivatives Recognized in Earnings

	Consolidated Statement of Operations Classification of Gain (Loss) on Derivatives, Unsettled	For the three months ended September 30,		For the nine months ended September 30,
Derivative Instrument		2023	2022	2023	2022

		(in millions)
Fixed price swaps – natural gas	Gain (Loss) on Derivatives	$28	$(140)	$965	$(1,654)
Fixed price swaps – oil	Gain (Loss) on Derivatives	(29)	73	(7)	39
Fixed price swaps – ethane	Gain (Loss) on Derivatives	(5)	24	(5)	(3)
Fixed price swaps – propane	Gain (Loss) on Derivatives	(37)	67	(8)	74
Fixed price swaps – normal butane	Gain (Loss) on Derivatives	(6)	24	1	24
Fixed price swaps – natural gasoline	Gain (Loss) on Derivatives	(9)	28	(2)	29
Two-way costless collars – natural gas	Gain (Loss) on Derivatives	3	(99)	233	(432)
Two-way costless collars – oil	Gain (Loss) on Derivatives	(4)	—	(3)	—
Two-way costless collars – ethane	Gain (Loss) on Derivatives	—	—	—	1
Three-way costless collars – natural gas	Gain (Loss) on Derivatives	20	(26)	310	(520)
Three-way costless collars – oil	Gain (Loss) on Derivatives	(1)	38	20	10
Three-way costless collars – propane	Gain (Loss) on Derivatives	—	3	—	4
Basis swaps – natural gas	Gain (Loss) on Derivatives	(43)	4	25	12
Call options – natural gas	Gain (Loss) on Derivatives	14	(8)	41	(114)
Put options – natural gas	Gain (Loss) on Derivatives	—	—	(4)	—
Fixed price swap – natural gas storage	Gain (Loss) on Derivatives	—	—	—	1
Interest rate swaps	Gain (Loss) on Derivatives	—	—	—	(2)
Total gain (loss) on unsettled derivatives		$(69)	$(12)	$1,566	$(2,531)

Settled Gain (Loss) on Derivatives Recognized in Earnings (1)

	Consolidated Statement of Operations Classification of Gain (Loss) on Derivatives, Settled	For the three months ended September 30,		For the nine months ended September 30,
Derivative Instrument		2023	2022	2023	2022

		(in millions)
Fixed price swaps – natural gas	Gain (Loss) on Derivatives	$112	$(1,082)	$227	$(2,249)
Fixed price swaps – oil	Gain (Loss) on Derivatives	(11)	(30)	(18)	(104)
Fixed price swaps – ethane	Gain (Loss) on Derivatives	(3)	(15)	3	(42)
Fixed price swaps – propane	Gain (Loss) on Derivatives	9	(21)	21	(96)
Fixed price swaps – normal butane	Gain (Loss) on Derivatives	1	(7)	2	(33)
Fixed price swaps – natural gasoline	Gain (Loss) on Derivatives	—	(9)	1	(45)
Two-way costless collars – natural gas	Gain (Loss) on Derivatives	13	(152)	44	(386)
Two-way costless collars – ethane	Gain (Loss) on Derivatives	—	—	—	(1)
Three-way costless collars – natural gas	Gain (Loss) on Derivatives	1	(491)	(15)	(1,008)
Three-way costless collars – oil	Gain (Loss) on Derivatives	(7)	(12)	(20)	(43)
Three-way costless collars – propane	Gain (Loss) on Derivatives	—	(1)	—	(4)
Basis swaps – natural gas	Gain (Loss) on Derivatives	47	40	11	64
Index swaps – natural gas	Gain (Loss) on Derivatives	—	—	—	(1)
Call options – natural gas	Gain (Loss) on Derivatives	—	(109)	(7)	(235)
Purchased fixed price swaps – natural gas	Gain (Loss) on Derivatives	—	—	—	1
Fixed price swaps – natural gas storage	Gain (Loss) on Derivatives	—	—	—	(3)
Total gain (loss) on settled derivatives		$162	$(1,889)	$249	$(4,185)

Total gain (loss) on derivatives (2)		$93	$(1,903)	$1,811	$(6,709)
(1)The Company calculates gain (loss) on derivatives, settled, as the summation of gains and losses on positions that settled within the period.
(2)Total gain (loss) on derivatives includes non-performance risk adjustments of $2 million in losses for the three months ended September 30, 2022 and $4 million in losses and $7 million in gains for the nine months ended September 30, 2023 and September 30, 2022, respectively.

Total Gain (Loss) on Derivatives Recognized in Earnings
	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022

	(in millions)
Total gain (loss) on unsettled derivatives	$(69)	$(12)	$1,566	$(2,531)
Total gain (loss) on settled derivatives	162	(1,889)	249	(4,185)
Non-performance risk adjustment	—	(2)	(4)	7
Total gain (loss) on derivatives	$93	$(1,903)	$1,811	$(6,709)
(8) RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables detail the components of accumulated other comprehensive income (loss) for the nine months ended September 30, 2023:

(in millions)	Pension and Other Postretirement	Foreign Currency	Total
Beginning balance December 31, 2022	$20	$(14)	$6
Other comprehensive income before reclassifications	1	—	1
Amounts reclassified from other comprehensive income (1)	(16)	—	(16)
Net current-period other comprehensive loss	(15)	—	(15)
Ending balance September 30, 2023	$5	$(14)	$(9)
(1)Includes a $2 million actuarial loss and a $14 million net tax loss attributable to the pension plan termination.
(9) FAIR VALUE MEASUREMENTS
The carrying amounts and estimated fair values of the Company’s financial instruments as of September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023		December 31, 2022
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$26	$26	$50	$50
2022 revolving credit facility due April 2027	388	388	250	250
Senior notes (1)	3,743	3,424	4,164	3,847
Derivative instruments, net	84	84	(1,478)	(1,478)
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
Derivative Instruments: The Company measures the fair value of its derivative instruments based upon a pricing model that utilizes market-based inputs, including, but not limited to, the contractual price of the underlying position, current market prices, natural gas and liquids forward curves, discount rates for a similar duration of each outstanding position, volatility factors and non-performance risk. Non-performance risk considers the effect of the Company’s credit standing on the fair value of derivative liabilities and the effect of counterparty credit standing on the fair value of derivative assets. Both inputs to the model are based on published credit default swap rates and the duration of each outstanding derivative position. The Company’s net derivative position was a net asset as of September 30, 2023 and a net liability as of December 31, 2022. As of September 30, 2023 and December 31, 2022, the impact of the non-performance risk on the fair value of the Company’s net derivative position resulted in a reduction to the net asset of $1 million and a reduction to the net liability of $3 million, respectively.
The Company has classified its derivative instruments into levels depending upon the data utilized to determine their fair values. The Company’s fixed price swaps (Level 2) are estimated using third-party discounted cash flow calculations using the New York Mercantile Exchange (“NYMEX”) futures index for natural gas and oil derivatives and Oil Price Information Service (“OPIS”) for ethane and propane derivatives. The Company utilizes discounted cash flow models for valuing its interest rate derivatives (Level 2). The net derivative values attributable to the Company’s interest rate derivative contracts as of September 30, 2023 and December 31, 2022 are based on (i) the contracted notional amounts, (ii) active market-quoted yield curves and (iii) the applicable credit-adjusted risk-free rate yield curve. The Company had no interest rate swaps as of September 30, 2023 or December 31, 2022.
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
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 30, 2023
	Fair Value Measurements Using:
(in millions)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets (Liabilities) at Fair Value
Assets
Fixed price swaps	$—	$263	$—	$263
Two-way costless collars	—	77	—	77
Three-way costless collars	—	105	—	105
Basis swaps	—	41	—	41
Put options	—	5	—	5
Liabilities
Fixed price swaps	—	(161)	—	(161)
Two-way costless collars	—	(73)	—	(73)
Three-way costless collars	—	(115)	—	(115)
Basis swaps	—	(5)	—	(5)
Call options	—	(47)	—	(47)
Put options	—	(5)	—	(5)
Total (1)	$—	$85	$—	$85
(1)Excludes a net reduction to the asset fair value of $1 million related to estimated non-performance risk.

	December 31, 2022
	Fair Value Measurements Using:
(in millions)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets (Liabilities) at Fair Value
Assets
Fixed price swaps	$—	$46	$—	$46
Two-way costless collars	—	65	—	65
Three-way costless collars	—	22	—	22
Basis swaps	—	81	—	81
Purchase Put - Natural Gas	—	4	—	4
Liabilities
Fixed price swaps	—	(888)	—	(888)
Two-way costless collars	—	(291)	—	(291)
Three-way costless collars	—	(362)	—	(362)
Basis swaps	—	(70)	—	(70)
Call options	—	(88)	—	(88)
Total (1)	$—	$(1,481)	$—	$(1,481)
(1)Excludes a net reduction to the liability fair value of $3 million related to estimated non-performance risk.
See Note 13 for a discussion of the fair value measurement of the Company’s pension plan assets.
(10) DEBT
The components of debt as of September 30, 2023 and December 31, 2022 consisted of the following:

	September 30, 2023
(in millions)	Debt Instrument	Unamortized Issuance Expense		Unamortized Debt Premium/Discount	Total
Variable rate (7.16% at September 30, 2023) 2022 revolving credit facility, due April 2027	$388	$—	(1)	$—	$388
4.95% Senior Notes due January 2025 (2)	389	(1)		—	388
8.375% Senior Notes due September 2028	304	(3)		—	301
5.375% Senior Notes due February 2029	700	(5)		19	714
5.375% Senior Notes due March 2030	1,200	(13)		—	1,187
4.75% Senior Notes due February 2032	1,150	(14)		—	1,136
Total debt	$4,131	$(36)		$19	$4,114

	December 31, 2022
(in millions)	Debt Instrument	Unamortized Issuance Expense		Unamortized Debt Premium/Discount	Total
Variable rate (6.15% at December 31, 2022) 2022 revolving credit facility, due April 2027	$250	$—	(1)	$—	$250
4.95% Senior Notes due January 2025 (2)	389	(1)		—	388
7.75% Senior Notes due October 2027	421	(3)		—	418
8.375% Senior Notes due September 2028	304	(3)		—	301
5.375% Senior Notes due February 2029	700	(5)		22	717
5.375% Senior Notes due March 2030	1,200	(16)		—	1,184
4.75% Senior Notes due February 2032	1,150	(16)		—	1,134
Total debt	$4,414	$(44)		$22	$4,392
(1)At September 30, 2023 and December 31, 2022, unamortized issuance expense of $16 million and $19 million, respectively, associated with the 2022 credit facility (as defined below) was classified as other long-term assets on the consolidated balance sheets.

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
The following is a summary of scheduled debt maturities by year as of September 30, 2023:

(in millions)
2023	$—
2024	—
2025	389
2026	—
2027	388
Thereafter	3,354
$4,131
Credit Facilities
2022 Credit Facility
On April 8, 2022, the Company entered into an Amended and Restated Credit Agreement that replaces its previous credit facility with a group of banks, that as amended, has a maturity date of April 2027 (the “2022 credit facility”). As of September 30, 2023, the 2022 credit facility has an aggregate maximum revolving credit amount and borrowing base of $3.5 billion and elected five-year revolving commitments of $2.0 billion (the “Five-Year Tranche”). The borrowing base is subject to redetermination at least twice a year, which typically occurs in April and October, and is secured by substantially all of the assets owned by the Company and its subsidiaries. On October 4, 2023, the Company’s borrowing base was reaffirmed at $3.5 billion and the Five-Year Tranche was reaffirmed at $2.0 billion and has a maturity date of April 8, 2027.
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
The 2022 credit facility contains customary events of default that include, among other things, the failure to comply with the financial covenants described above, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments and cross-defaults to material indebtedness. If an event of default occurs and is continuing, all amounts outstanding under the 2022 credit facility may become immediately due and payable. As of September 30, 2023, the Company was in compliance with all of the covenants of the credit agreement in all material respects.
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
As of September 30, 2023, the Company had no outstanding letters of credit and $388 million in borrowings outstanding under the 2022 credit facility. The Company currently does not anticipate being required to supply a materially greater amount of letters of credit under its existing contracts.
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
During the nine months ended September 30, 2022, the Company redeemed the remaining outstanding principal balance of $201 million of its 4.10% Senior Notes due 2022, $46 million of its 8.375% Senior Notes due 2028 and $19 million of its 7.75% Senior Notes due 2027 for a total of $272 million, and recognized a $6 million loss on debt extinguishment.
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
(11) COMMITMENTS AND CONTINGENCIES
Operating Commitments and Contingencies
As of September 30, 2023, the Company’s contractual obligations for demand and similar charges under firm transportation and gathering agreements to guarantee access capacity on natural gas and liquids pipelines and gathering systems totaled approximately $9.7 billion, $1.2 billion of which related to access capacity on future pipeline and gathering infrastructure projects that still require the granting of regulatory approvals and additional construction efforts. As of September 30, 2023, the Company also had guarantee obligations of up to $825 million of that total amount. As of September 30, 2023, future payments under non-cancelable firm transportation and gathering agreements were as follows:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	5 to 8 Years	More than 8 Years
Infrastructure currently in service	$8,454	$955	$1,979	$1,768	$1,796	$1,956
Pending regulatory approval and/or construction (1)	1,239	46	187	217	322	467
Total transportation charges	$9,693	$1,001	$2,166	$1,985	$2,118	$2,423

(1)Based on estimated in-service dates as of September 30, 2023.
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

Litigation
The Company is subject to various litigation, claims and proceedings, most of which have arisen in the ordinary course of business, such as for alleged breaches of contract, miscalculation of royalties, employment matters, traffic accidents, pollution, contamination, encroachment on others’ property or nuisance. The Company accrues for litigation, claims and proceedings when a liability is both probable and the amount can be reasonably estimated. As of September 30, 2023, the Company does not currently have any material amounts accrued related to litigation matters, including the case discussed below. For any matters not accrued for, it is not possible at this time to estimate the amount of any additional loss, or range of loss, that is reasonably possible, but, based on the nature of the claims, management believes that current litigation, claims and proceedings, individually or in aggregate and after taking into account insurance, are not likely to have a material adverse impact on the Company’s financial position, results of operations or cash flows, for the period in which the effect of that outcome becomes reasonably estimable. Many of these matters are in early stages, so the allegations and the damage theories have not been fully developed, and are all subject to inherent uncertainties; therefore, management’s view may change in the future.
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
(12) INCOME TAXES
The Company’s effective tax rate was approximately 33% and 1% for the three and nine months ended September 30, 2023, respectively, primarily as a result of the release of valuation allowances against the Company’s U.S. deferred tax assets throughout 2023. A valuation allowance for deferred tax assets, including net operating losses (“NOLs”), is recognized when it is more likely than not that some or all of the benefit from the deferred tax assets will not be realized. To assess that likelihood, the Company uses estimates and judgment regarding future taxable income and considers the tax consequences in the jurisdiction where such taxable income is generated, to determine whether a valuation allowance is required. Such evidence can include current financial position, results of operations, both actual and forecasted, the reversal of deferred tax liabilities and tax planning strategies as well as the current and forecasted business economics of the oil and gas industry.
For the year ended December 31, 2022, the Company maintained a full valuation allowance against its deferred tax assets based on its conclusion, considering all available evidence (both positive and negative), that it was more likely than not that the deferred tax assets would not be realized. A significant item of objective negative evidence considered was the cumulative pre-tax loss incurred over the three-year period ended December 31, 2022, primarily due to impairments of proved oil and gas properties recognized in 2020. As of the first quarter of 2023, the Company sustained a three-year cumulative level of profitability. Based on this factor and other positive evidence such as forecasted income, the Company concluded that $523 million of its federal and state deferred tax assets were more likely than not to be realized and plan to release this portion of the valuation allowance in 2023. Accordingly, during the nine months ended September 30, 2023, the Company recognized $520 million of deferred income tax expense related to recording its tax provision which was partially offset by $492 million of tax benefit attributable to the release of the valuation allowance. The remaining valuation allowance will be released during the fourth quarter of 2023. The Company expects to keep a valuation allowance of $66 million related to NOLs in jurisdictions in which it no longer operates and against the portion of its federal and state deferred tax assets such as capital losses and interest carryovers, which may expire before being fully utilized due to the application of the limitations under Section 382 and the ordering in which such attributes may be applied.
Due to the issuance of common stock associated with the Indigo Merger, the Company incurred a cumulative ownership change and as such, the Company’s NOLs prior to the acquisition are subject to an annual limitation under Internal Revenue Code Section 382 of approximately $48 million. The ownership changes and resulting annual limitation will result in the expiration of NOLs or other tax attributes otherwise available. At September 30, 2023, the Company had approximately $4 billion of federal NOL carryovers, of which approximately $3 billion expire between 2035 and 2037 and $1 billion have an indefinite carryforward life. The Company currently estimates that approximately $2 billion of these federal NOLs will expire before they are able to be used and accordingly, no value has been ascribed to these NOLs on the Company’s balance sheet. If a subsequent ownership change were to occur as a result of future transactions in the Company’s common stock, the Company’s use of remaining U.S. tax attributes may be further limited.
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

Upon issuance of the group annuity contract, the pension benefit obligations and annuity administration for the remaining participants was irrevocably transferred from the Plan to the insurer. By transferring these obligations through the payment to the insurer in March 2023, the Company has no remaining obligations under the Plan or any other U.S. tax-qualified defined benefit pension plan. The purchase of the group annuity contract was funded directly by the assets of the Plan. The Company recognized a pre-tax non-cash pension settlement charge of approximately $2 million during the nine months ended September 30, 2023 as a result of the settlement of the Plan.
The Company transferred the remaining residual Plan assets balance of approximately $14 million to a qualified replacement plan in September 2023 and expects to close the Plan during the fourth quarter of 2023.
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
Net periodic pension costs include the following components for the three and nine months ended September 30, 2023 and 2022:

	Consolidated Statements of Operations Classification of Net Periodic Benefit Cost	For the three months ended September 30,		For the nine months ended September 30,
(in millions)		2023	2022	2023	2022
Service cost	General and administrative expenses	$—	$—	$—	$—
Interest cost	Other Income (Loss), Net	—	1	—	3
Expected return on plan assets	Other Income (Loss), Net	—	—	—	—
Amortization of prior service cost	Other Income (Loss), Net	—	—	(1)	(1)
Settlement loss	Other Income (Loss), Net	—	—	2	—
Net periodic benefit cost		$—	$1	$1	$2
The Company’s other postretirement benefit plan had a net periodic benefit cost of less than $1 million for both the three months ended September 30, 2023 and September 30, 2022, and approximately $1 million for both the nine months ended September 30, 2023 and September 30, 2022.
The Company did not make any contributions to the Plan during 2023 and recognized no residual pension assets related to its pension benefits as of September 30, 2023 as the assets were transferred to a qualified replacement plan. The Company recognized a pension asset of approximately $15 million related to its pension benefits as of December 31, 2022. The Company recognized liabilities of approximately $10 million and $9 million related to its other postretirement benefits as of September 30, 2023 and December 31, 2022, respectively.
The Company maintains a non-qualified deferred compensation supplemental retirement savings plan (“Non-Qualified Plan”) for certain key employees who may elect to defer and contribute a portion of their compensation, as permitted by the Non-Qualified Plan. Shares of the Company’s common stock purchased under the terms of the Non-Qualified Plan are included in treasury stock and totaled 1,455 shares at September 30, 2023 and 1,743 shares at December 31, 2022.
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
The Company recognized the following amounts in total related to long-term incentive compensation costs for the three and nine months ended September 30, 2023 and 2022:

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2023	2022	2023	2022
Long-term incentive compensation – expensed	$7	$6	$18	$24
Long-term incentive compensation – capitalized	$4	$4	$11	$15
Equity-Classified Awards
The Company recognized the following amounts in employee equity-classified stock-based compensation costs for the three and nine months ended September 30, 2023 and 2022:

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2023	2022	2023	2022
Equity-classified awards – expensed	$2	$1	$7	$4
Equity-classified awards – capitalized	$1	$—	$2	$—
Equity-Classified Stock Options
The following table summarizes equity-classified stock option activity for the nine months ended September 30, 2023 and provides information for options outstanding and options exercisable as of September 30, 2023:

	Number of Options	Weighted Average Exercise Price
	(in thousands)
Outstanding at December 31, 2022	997	$8.59
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(177)	$8.60
Outstanding at September 30, 2023	820	$8.59
Exercisable at September 30, 2023	820	$8.59
Equity-Classified Restricted Stock
As of September 30, 2023, there was less than $1 million of total unrecognized compensation cost related to the Company’s unvested equity-classified restricted stock grants. This cost is expected to be recognized over a weighted-average period of 0.6 years. The following table summarizes equity-classified restricted stock activity for the nine months ended September 30, 2023 and provides information for unvested shares as of September 30, 2023:

	Number of Shares	Weighted Average Fair Value
	(in thousands)
Unvested shares at December 31, 2022	211	$5.81
Granted	336	$5.34
Vested	(378)	$5.71
Forfeited	—	$—
Unvested shares at September 30, 2023	169	$5.09
Equity-Classified Restricted Stock Units
As of September 30, 2023, there was $8 million of total unrecognized compensation cost related to the Company’s unvested equity-classified restricted stock units. This cost is expected to be recognized over a weighted-average period of 1.6 years. The following table summarizes equity-classified restricted stock units for the nine months ended September 30, 2023 and provides information for unvested units as of September 30, 2023.

	Number of Shares	Weighted Average Fair Value
	(in thousands)
Unvested units at December 31, 2022	1,645	$4.44
Granted	1,539	$4.83
Vested	(555)	$4.42
Forfeited	(1)	$3.05
Unvested units at September 30, 2023	2,628	$4.67
Equity-Classified Performance Units
In each year beginning with 2018, the Company granted performance units that vest at the end of, or over, a three-year period and are payable in either cash or shares. The performance units granted from 2020 through 2021 were accounted for as liability-classified awards as further described below. In 2022 and 2023, two types of performance units were granted. The first type of awards were liability-classified given the awards are payable only in cash as prescribed under the compensation agreements. The second type of awards granted during 2022 and 2023 have been accounted for as equity-classified awards given the intention to settle these awards in stock. The equity-classified awards were recognized at their fair value as of the grant date and are amortized throughout the vesting period. The 2022 and 2023 performance unit awards include a market condition based on relative TSR (as defined below). The fair values of the market conditions were calculated by Monte Carlo models as of the grant date. As of September 30, 2023, there was $7 million of total unrecognized compensation costs related to the Company’s unvested equity-classified performance units. This cost is expected to be recognized over a weighted-average period of 2.1 years.

	Number of Shares	Weighted Average Fair Value
	(in thousands)
Unvested units at December 31, 2022	817	$6.04
Granted	940	$6.12
Vested	—	$—
Forfeited	—	$—
Unvested units at September 30, 2023	1,757	$6.08
Liability-Classified Awards
The Company recognized the following amounts in employee liability-classified stock-based compensation costs for the three and nine months ended September 30, 2023:

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2023	2022	2023	2022
Liability-classified stock-based compensation cost – expensed	$2	$3	$3	$15
Liability-classified stock-based compensation cost – capitalized	$1	$2	$2	$10

Liability-Classified Restricted Stock Units
In the first quarter of each year beginning with 2018, the Company granted restricted stock units that vest over a period of four years and are payable in either cash or shares at the option of the Compensation Committee of the Company’s Board. The liability-classified awards granted in 2021 vest over a period of three years. The Company has accounted for these as liability-classified awards, and accordingly changes in the market value of the instruments will be recorded to general and administrative expense and capitalized expense over the vesting period of the award. As of September 30, 2023, there was $3 million of total unrecognized compensation cost related to liability-classified restricted stock units that is expected to be recognized over a weighted-average period of 0.4 years. The amount of unrecognized compensation cost for liability-classified awards will fluctuate over time as they are marked to market.

	Number of Units	Weighted Average Fair Value
	(in thousands)
Unvested units at December 31, 2022	3,950	$4.81
Granted	—	$—
Vested	(2,206)	$4.84
Forfeited	(3)	$5.57
Unvested units at September 30, 2023	1,741	$4.61
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
As of September 30, 2023, there was $7 million of total unrecognized compensation cost related to liability-classified performance units. This cost is expected to be recognized over a weighted-average period of 2.1 years. The amount of unrecognized compensation cost for liability-classified awards will fluctuate over time as they are marked to market. The final value of the performance unit awards is contingent upon the Company’s actual performance against these performance measures.

	Number of Units	Weighted Average Fair Value
	(in thousands)
Unvested units at December 31, 2022	10,982	$2.25
Granted	5,136	$4.83
Vested	(3,966)	$6.13
Forfeited	—	$—
Unvested units at September 30, 2023	12,152	$1.15

Cash-Based Compensation
The Company recognized the following amounts in performance cash award compensation costs for the three and nine months ended September 30, 2023 and 2022:

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2023	2022	2023	2022
Performance cash awards – expensed	$3	$2	$8	$5
Performance cash awards – capitalized	$2	$2	$7	$5
Performance Cash Awards
From 2020 through 2022 the Company granted performance cash awards that vest over a four-year period and are payable in cash on an annual basis. In 2023, the Company granted performance cash awards that vest over a three-year period and are payable in cash on an annual basis. The value of each unit of the award equals one dollar. The Company recognizes the cost of these awards as general and administrative expense and capitalized expense over the vesting period of the awards. The performance cash awards granted from 2020 through 2023 include a performance condition determined annually by the Company. For all years, the performance measure is a targeted discretionary cash flow amount. If the Company, in its sole discretion, determines that the threshold was not met, the amount for that vesting period will not vest and will be cancelled. As of September 30, 2023, there was $38 million of total unrecognized compensation cost related to performance cash awards. This cost is expected to be recognized over a weighted-average period of 2.2 years. The final value of the performance cash awards is contingent upon the Company’s actual performance against these performance measures.

	Number of Units	Weighted Average Fair Value
	(in thousands)
Unvested units at December 31, 2022	39,994	$1.00
Granted	27,493	$1.00
Vested	(13,250)	$1.00
Forfeited	(3,761)	$1.00
Unvested units at September 30, 2023	50,476	$1.00
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

	Exploration and Production		Marketing	Other	Total

Three months ended September 30, 2023	(in millions)
Revenues from external customers	$890		$553	$—	$1,443
Intersegment revenues	(17)		826	—	809
Depreciation, depletion and amortization expense	337		1	—	338
Operating income (loss)	(18)		25	—	7
Interest expense (1)	36		—	—	36
Gain on derivatives	93		—	—	93
Other income, net	1		—	1	2
Provision for income taxes (1)	21		—	—	21
Assets	12,350	(2)	483	140	12,973
Capital investments (3)	452		—	2	454

Three months ended September 30, 2022
Revenues from external customers	$3,243		$1,298	$—	$4,541
Intersegment revenues	4		3,138	—	3,142
Depreciation, depletion and amortization expense	297		1	—	298
Operating income	2,386		28	—	2,414
Interest expense (1)	50		—	—	50
Loss on derivatives	(1,903)		—	—	(1,903)
Provision for income taxes (1)	11		—	—	11
Assets	11,359	(2)	1,633	112	13,104
Capital investments (3)	540		—	3	543

	Exploration and Production		Marketing	Other	Total

Nine months ended September 30, 2023	(in millions)
Revenues from external customers	$3,123		$1,707	$—	$4,830
Intersegment revenues	(44)		2,944	—	2,900
Depreciation, depletion and amortization expense	975		4	—	979
Operating income	490		66	—	556
Interest expense (1)	106		—	—	106
Gain on derivatives	1,811		—	—	1,811
Loss on extinguishment of debt	—		—	(19)	(19)
Other income, net	—		—	1	1
Provision for income taxes (1)	28		—	—	28
Assets	12,350	(2)	483	140	12,973
Capital investments (3)	1,709		—	5	1,714

Nine months ended September 30, 2022
Revenues from external customers	$8,251		$3,371	$—	$11,622
Intersegment revenues	(1)		7,843	—	7,842
Depreciation, depletion and amortization expense	857		4	—	861
Operating income	5,784	(4)	60	—	5,844
Interest expense (1)	139		—	—	139
Loss on derivatives	(6,707)		—	(2)	(6,709)
Loss on early extinguishment of debt	—		—	(6)	(6)
Other loss, net	—		(1)	—	(1)
Provision for income taxes (1)	41		—	—	41
Assets	11,359	(2)	1,633	112	13,104
Capital investments (3)	1,669		—	3	1,672
(1)Interest expense and provision for income taxes by segment is an allocation of corporate amounts as they are incurred at the corporate level.
(2)E&P assets includes office, technology, water infrastructure, drilling rigs and other ancillary equipment not directly related to natural gas and oil properties. This also includes deferred tax assets which are an allocation of corporate amounts as they are incurred at the corporate level.

(3)Capital investments include decreases of $94 million and $33 million for the three months ended September 30, 2023 and September 30, 2022, respectively, and a decrease of $122 million and an increase of $44 million for the nine months ended September 30, 2023 and September 30, 2022, respectively, relating to the change in accrued expenditures between periods.
(4)The E&P segment operating income includes $27 million of merger-related expenses related to the Indigo and GEPH Mergers for the nine months ended September 30, 2022.
The following table presents the breakout of other assets, which represent corporate assets not allocated to segments and assets for non-reportable segments as of September 30, 2023 and 2022:

	As of September 30,
(in millions)	2023		2022
Cash and cash equivalents	$26		$11
Accounts receivable	1		1
Prepayments	10		8
Other current assets	2		—
Property, plant and equipment	21		10
Unamortized debt expense	16		21
Right-of-use lease assets	51		58
Non-qualified retirement plan	3		3
Other long-term assets	10	(1)	—
	$140		$112
(1)Consists primarily of costs associated with the development of the Company’s enterprise resource technology.
(16) NEW ACCOUNTING PRONOUNCEMENTS
New Accounting Standards Implemented in this Report
None.
New Accounting Standards Not Yet Adopted in this Report
None that are expected to have a material impact.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following updates information as to Southwestern Energy Company’s financial condition provided in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”) and analyzes the changes in the results of operations between the three and nine month periods ended September 30, 2023 and 2022. For definitions of commonly used natural gas and oil terms used in this Quarterly Report, please refer to the “Glossary of Certain Industry Terms” provided in our 2022 Annual Report.
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
Recent Financial and Operating Results
Significant third quarter 2023 operating and financial results include:
Total Company
•Net income of $45 million, or $0.04 per diluted share, decreased compared to net income of $450 million, or $0.40 per diluted share, for the same period in 2022. Net income decreased due to lower operating income of $2,407 million primarily associated with lower realized pricing and production, and a higher income tax provision of $10 million. The decrease in net income from the third quarter of 2022 to the third quarter of 2023 was partially offset by a positive change in our net derivative position of approximately $2 billion due to an increase in our settled derivative position of approximately $2,051 million, partially offset by a lower mark to market position on our unsettled derivatives of approximately $55 million, as a result of changes in commodity pricing. Further offsetting the decrease in net income from the third quarter of 2022 to the third quarter of 2023 was decreased interest expense of $14 million as a result from our debt reduction in the prior periods.
•Operating income of $7 million decreased compared to operating income of $2,414 million for the same period in 2022 on a consolidated basis. Operating income decreased as a $3,098 million decrease in operating revenues was only partially offset by decreased operating costs of $691 million primarily associated with lower realized pricing and production.
•Net cash provided by operating activities of $477 million decreased as compared to $797 million for the same period in 2022. The decrease was primarily attributable to the impact of lower commodity pricing on revenues of $2,246 million, lower production of $129 million, and a higher provision for income taxes of $10 million, and was partially offset by an increase in our settled derivative positions of $2,051 million and lower interest expense of $14 million.
•Total capital investment of $454 million in the third quarter of 2023 decreased 16% from $543 million for the same period in 2022 primarily due to lower activity levels associated with lower commodity pricing period over period.
E&P
•E&P operating loss of $18 million in the third quarter of 2023 decreased from operating income of $2,386 million in the third quarter of 2022 for a total decrease of $2,404 million, primarily due to a $2,374 million decrease in E&P operating revenues resulting from a $5.28 per Mcfe decrease in our realized weighted average price per Mcfe (excluding derivatives) and an 18 Bcfe decrease in production volumes combined with a $30 million increase in E&P operating costs and expenses.
•Total net production of 425 Bcfe, which was comprised of 86% natural gas and 14% oil and NGLs, decreased 4% from 443 Bcfe in the same period in 2022, primarily due to a 5% decrease in our natural gas production.
•Excluding the effect of derivatives, our realized natural gas price of $1.66 per Mcf decreased 78%, our realized oil price of $71.09 per barrel decreased 16% and our realized NGL price of $20.53 per barrel decreased 38%, as compared to the same period in 2022. Excluding the effect of derivatives, our total weighted average realized price of $2.05 per Mcfe decreased 72% from the same period in 2022.
•E&P segment invested $452 million in capital; drilling 24 wells, completing 25 wells and placing 23 wells to sales.

Outlook
Our primary focus in 2023 is to generally maintain our productive capacity and improve the safety and efficiency of our operations to further our ability to generate free cash flow, further reduce debt and return capital to shareholders (subject to market and business conditions).
As we continue to develop our core positions in the Appalachian and Haynesville natural gas basins in the U.S., we will concentrate on:
•Creating Sustainable Value. We seek to create value for our stakeholders by allocating capital that is focused on earning economic returns and optimizing the value of our assets; delivering sustainable free cash flow through the cycle; upgrading the quality and depth of our drilling inventory; improving the cost of capital efficiency of our operations; and converting resources to proved reserves.
•Protecting Financial Strength. We intend to protect our financial strength by lowering our leverage ratio and total debt; maintaining a strong liquidity position and extended debt maturity profile; lowering our weighted average cost of capital; and deploying hedges to balance revenue protection with commodity upside exposure.
•Progressing Execution. We are focused on operating effectively and efficiently with health, safety and environmental (“HSE”) matters and environmental, social and governance (“ESG”) matters as core values; leveraging our data analytics, operating execution, strategic sourcing, vertical integration and large-scale asset development expertise to drive cost and capital efficiencies; further enhancing well performance, optimizing well costs and reducing base production declines; and growing margins and securing flow assurance through commercial and marketing arrangements.
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
E&P

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2023	2022	2023	2022
Revenues	$873	$3,247	$3,079	$8,250
Operating costs and expenses (1)	891	861	2,589	2,466
Operating income (loss)	$(18)	$2,386	$490	$5,784

Gain (loss) on derivatives, settled	$162	$(1,889)	$249	$(4,185)
(1)Includes $27 million in merger-related expenses related to our Indigo and GEPH Mergers for the nine months ended September 30, 2022.
Operating Income (Loss)
•E&P segment operating loss decreased $2,404 million for the three months ended September 30, 2023, compared to the same period in 2022. The decrease was primarily due to a $2,374 million decrease in E&P operating revenues resulting from a 72% decrease in our realized weighted average price per Mcfe (excluding derivatives) and a 4% decrease in production volumes combined with a $30 million increase in E&P operating costs and expenses.

•E&P segment operating income decreased $5,294 million for the nine months ended September 30, 2023, compared to the same period in 2022. This was primarily due to a $5,171 million decrease in E&P operating revenues resulting from a 61% decrease in our realized weighted average price per Mcfe (excluding derivatives) and a 4% decrease in production volumes combined with a $123 million increase in E&P operating costs and expenses.
Revenues
The following illustrates the effects on sales revenues associated with changes in commodity prices and production volumes:

	Three months ended September 30,
(in millions except percentages)	Natural Gas	Oil	NGLs	Total
2022 sales revenues (1)	$2,889	$99	$260	$3,248
Changes associated with prices	(2,123)	(18)	(105)	(2,246)
Changes associated with production volumes	(156)	12	15	(129)
2023 sales revenues (2)	$610	$93	$170	$873
Decrease from 2022	(79%)	(6%)	(35%)	(73%)

	Nine months ended September 30,
(in millions except percentages)	Natural Gas	Oil	NGLs	Total
2022 sales revenues (1)	$7,064	$345	$842	$8,251
Changes associated with prices	(4,402)	(100)	(403)	(4,905)
Changes associated with production volumes	(381)	33	85	(263)
2023 sales revenues (2)	$2,281	$278	$524	$3,083
Decrease from 2022	(68%)	(19%)	(38%)	(63%)
(1)Excludes $1 million in other operating revenues for the three and nine months ended September 30, 2022 primarily related to gas balancing losses.
(2)Excludes $4 million in other operating revenues for the nine months ended September 30, 2023 primarily related to gas balancing losses.

Production Volumes

	For the three months ended September 30,		Increase/(Decrease)	For the nine months ended September 30,		Increase/(Decrease)
Production volumes:	2023	2022		2023	2022
Natural Gas (Bcf)
Appalachia	205	213	(4)%	597	637	(6)%
Haynesville	163	176	(7)%	489	511	(4)%
Total	368	389	(5)%	1,086	1,148	(5)%

Oil (MBbls)
Appalachia	1,303	1,169	11%	4,146	3,786	10%
Haynesville	6	4	50%	21	15	40%
Other	1	—	100%	2	5	(60)%
Total	1,310	1,173	12%	4,169	3,806	10%

NGL (MBbls)
Appalachia	8,226	7,787	6%	24,707	22,444	10%
Haynesville	2	—	100%	7	—	100%
Other	—	1	(100)%	1	1	—%
Total	8,228	7,788	6%	24,715	22,445	10%

Production volumes by area: (Bcfe)
Appalachia	262	267	(2)%	770	795	(3)%
Haynesville	163	176	(7)%	489	511	(4)%
Total	425	443	(4)%	1,259	1,306	(4)%

Production volumes by formation: (Bcfe)
Marcellus Shale	232	226	3%	680	669	2%
Utica Shale	30	41	(27)%	90	126	(29)%
Haynesville Shale	95	107	(11)%	290	317	(9)%
Bossier Shale	68	69	(1)%	199	194	3%
Total	425	443	(4)%	1,259	1,306	(4)%

Production percentage:
Natural gas	86%	88%		86%	88%
Oil	2%	2%		2%	2%
NGL	12%	10%		12%	10%
•E&P production volumes decreased by 18 Bcfe and 47 Bcfe for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. Lower natural gas production is attributable to our moderation of activity related to the decrease in near-term natural gas prices and the impact of inflation.
•Oil and NGL production increased 6% and 10% for the three and nine months ended September 30, 2023, respectively, as compared to the same period in 2022, primarily due to a higher allocation of capital investment to liquids-rich areas.
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

	For the three months ended September 30,		Increase/(Decrease)	For the nine months ended September 30,		Increase/(Decrease)
	2023	2022		2023	2022
Natural Gas Price:
NYMEX Henry Hub Price ($/MMBtu) (1)	$2.55	$8.20	(69)%	$2.69	$6.77	(60)%
Discount to NYMEX (2)	(0.89)	(0.78)	14%	(0.59)	(0.62)	(5)%
Average realized gas price, excluding derivatives ($/Mcf)	$1.66	$7.42	(78)%	$2.10	$6.15	(66)%
Gain on settled financial basis derivatives ($/Mcf)	0.13	0.10		0.01	0.06
Gain (loss) on settled commodity derivatives ($/Mcf)	0.34	(4.71)		0.23	(3.38)
Average realized gas price, including derivatives ($/Mcf)	$2.13	$2.81	(24)%	$2.34	$2.83	(17)%

Oil Price:
WTI oil price ($/Bbl) (3)	$82.26	$91.56	(10)%	$77.39	$98.09	(21)%
Discount to WTI (4)	(11.17)	(7.22)	55%	(10.79)	(7.39)	46%
Average oil price, excluding derivatives ($/Bbl)	$71.09	$84.34	(16)%	$66.60	$90.70	(27)%
Loss on settled derivatives ($/Bbl)	(14.49)	(35.28)		(9.39)	(38.41)
Average oil price, including derivatives ($/Bbl)	$56.60	$49.06	15%	$57.21	$52.29	9%

NGL Price:
Average realized NGL price, excluding derivatives ($/Bbl)	$20.53	$33.33	(38)%	$21.19	$37.50	(43)%
Gain (loss) on settled derivatives ($/Bbl)	0.88	(6.78)		1.09	(9.86)
Average realized NGL price, including derivatives ($/Bbl)	$21.41	$26.55	(19)%	$22.28	$27.64	(19)%
Percentage of WTI, excluding derivatives	25%	36%		27%	38%

Total Weighted Average Realized Price:
Excluding derivatives ($/Mcfe)	$2.05	$7.33	(72)%	$2.45	$6.32	(61)%
Including derivatives ($/Mcfe)	$2.43	$3.06	(21)%	$2.65	$3.11	(15)%
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

The tables below present the amount of our future natural gas production in which the impact of basis volatility has been limited through derivatives and physical sales arrangements as of September 30, 2023:

	Volume (Bcf)	Basis Differential
Basis Swaps – Natural Gas
2023	71	$(0.57)
2024	46	(0.71)
2025	9	(0.64)
Total	126

Physical NYMEX Sales Arrangements – Natural Gas (1)
2023	223	$(0.16)
2024	740	(0.16)
2025	509	(0.10)
2026	366	(0.04)
2027	328	(0.03)
2028	303	(0.02)
2029	252	(0.01)
2030	105	(0.01)
Total	2,826
(1)Based on last day settlement prices from monthly futures contracts.
In addition to protecting basis, the table below presents the amount of our future production in which price is financially protected as of September 30, 2023:

	Remaining 2023	Full Year 2024	Full Year 2025
Natural gas (Bcf)	258	649	179
Oil (MBbls)	1,171	2,083	41
Ethane (MBbls)	2,254	3,429	—
Propane (MBbls)	1,782	3,254	63
Normal butane (MBbls)	198	329	—
Natural gasoline (MBbls)	171	329	—
Total financial protection on future production (Bcfe)	291	706	180
We refer you to Note 7 of the consolidated financial statements included in this Quarterly Report for additional details about our derivative instruments.
Operating Costs and Expenses

	For the three months ended September 30,		Increase/(Decrease)	For the nine months ended September 30,		Increase/(Decrease)
(in millions except percentages)	2023	2022		2023	2022
Lease operating expenses	$449	$451	—%	$1,304	$1,277	2%
General & administrative expenses	42	37	14%	121	107	13%
Merger-related expenses	—	—	—%	—	27	(100)%
Taxes, other than income taxes	63	76	(17)%	189	198	(5)%
Full cost pool amortization	332	293	13%	964	845	14%
Non-full cost pool DD&A	5	4	25%	11	12	(8)%
Total operating costs	$891	$861	3%	$2,589	$2,466	5%

	For the three months ended September 30,		Increase/	For the nine months ended September 30,			Increase/
Average unit costs per Mcfe:	2023	2022	(Decrease)	2023	2022		(Decrease)
Lease operating expenses (1)	$1.06	$1.02	4%	$1.04	$0.98		6%
General & administrative expenses	$0.10	$0.08	25%	$0.10	$0.08	(2)	25%
Taxes, other than income taxes	$0.15	$0.17	(12)%	$0.15	$0.15		—%
Full cost pool amortization	$0.78	$0.66	18%	$0.77	$0.65		18%
(1)Includes post-production costs such as gathering, processing, fractionation and compression.
(2)Excludes $27 million in merger-related expenses related to the Indigo and GEPH Mergers for the nine months ended September 30, 2022.
Lease Operating Expenses
•Lease operating expenses per Mcfe increased $0.04 and $0.06 for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022, primarily due to the impacts of inflation and lower production volumes.
General and Administrative Expenses
•General and administrative expenses increased $5 million or $0.02 per Mcfe and $14 million or $0.02 per Mcfe for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022, primarily due to costs associated with the development of our enterprise resource technology and lower production volumes.
Merger-Related Expenses
•We focused on building scale and geographic diversification throughout 2021. As a result of this strategy, we merged with Indigo in September 2021 and GEPH in December 2021 which resulted in merger-related expenses during 2022. We did not incur any merger-related expenses for the three months ended September 30, 2022. The table below presents the charges incurred for our merger-related activities for the nine months ended September 30, 2022:

	For the nine months ended September 30, 2022
(in millions)	Indigo Merger	GEPH Merger	Total
Transition services	$—	$18	$18
Professional fees (advisory, bank, legal, consulting)	—	1	1
Contract buyouts, terminations and transfers	1	2	3
Due diligence and environmental	1	1	2
Employee-related	—	1	1
Other	—	2	2
Total merger-related expenses	$2	$25	$27
We refer you to Note 2 of the consolidated financial statements included in this Quarterly Report for additional details about the Indigo and GEPH Mergers. We had no merger-related expenses for the three or nine months ended September 30, 2023.
Taxes, Other than Income Taxes
•On a per Mcfe basis, taxes, other than income taxes may vary from period to period due to changes in ad valorem and severance taxes that result from the mix of our production volumes, fluctuations in commodity prices and changes in the tax rates enacted by the respective states we operate in.
•Taxes, other than income taxes, per Mcfe decreased $0.02 for the three months ended September 30, 2023, compared to the same period in 2022, primarily due to the impact of lower commodity pricing on our severance taxes in West Virginia, which are calculated as a fixed percentage of revenue net of allowable production expenses.
•Taxes, other than income taxes, per Mcfe remained flat for the nine months ended September 30, 2023, compared to the same period in 2022, primarily due to increases in ad valorem taxes offset by the impact of lower commodity pricing on our severance taxes in West Virginia.
Full Cost Pool Amortization
•Our full cost pool amortization rate increased $0.12 per Mcfe for the three and nine months ended September 30, 2023, as compared to the same periods in 2022, primarily as a result of increases in development costs as a result of inflation.

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
•Unevaluated costs excluded from amortization were $2,140 million and $2,217 million at September 30, 2023 and December 31, 2022, respectively. The unevaluated costs excluded from amortization decreased as the impact of $164 million of unevaluated capital invested during the period was more than offset by the evaluation of previously unevaluated properties totaling $241 million.
Marketing

	For the three months ended September 30,		Increase/ (Decrease)	For the nine months ended September 30,		Increase/ (Decrease)
(in millions except volumes and percentages)	2023	2022		2023	2022
Marketing revenues	$1,379	$4,436	(69)%	$4,651	$11,214	(59)%
Marketing purchases	1,349	4,403	(69)%	4,569	11,137	(59)%
Operating costs and expenses	5	5	—%	16	17	(6)%
Operating income	$25	$28	(11)%	$66	$60	10%

Volumes marketed (Bcfe)	590	579	2%	1,715	1,694	1%

Percent natural gas production marketed from affiliated E&P operations	90%	96%		92%	94%
Affiliated E&P oil and NGL production marketed	90%	89%		89%	87%
Operating Income
•Operating income for our Marketing segment decreased $3 million for the three months ended September 30, 2023, compared to the same period in 2022, primarily due to a $3 million decrease in the marketing margin (discussed below).
•Operating income for our Marketing segment increased $6 million for the nine months ended September 30, 2023, compared to the same period in 2022, primarily due to a $5 million increase in the marketing margin and a $1 million decrease in operating costs and expenses (discussed below).
•The margin generated from marketing activities was $30 million and $33 million for the three months ended September 30, 2023 and 2022, respectively, and $82 million and $77 million for the nine months ended September 30, 2023 and 2022, respectively. The marketing margin decreased for the three months ended September 30, 2023, compared to the same period in 2022, due to lower realized prices. The marketing margin increased for the nine months ended September 30, 2023, compared to the same period in 2022, primarily from utilizing existing transportation capacity to take advantage of low in-basin pricing on the purchase and sale of third-party natural gas.
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
Revenues
•Revenues from our marketing activities decreased $3,057 million for the three months ended September 30, 2023, as compared to the same period in 2022. The decrease was primarily due to a 69% decrease in the price received for volumes marketed and partially offset by an 11 Bcfe increase in the volumes marketed for the three months ended September 30, 2023, compared to the same period in 2022.
•Revenues from our marketing activities decreased $6,563 million for the nine months ended September 30, 2023, as compared to the same period in 2022. The decrease was primarily due to a 59% decrease in the price received for volumes marketed partially offset by a 21 Bcfe increase in the volumes marketed for the nine months ended September 30, 2023, as compared to the same period in 2022.

Operating Costs and Expenses
•Operating costs and expenses for the marketing segment decreased $1 million for the nine months ended September 30, 2023, as compared to the same period in 2022, as a result of lower personnel-related costs.
Consolidated
Interest Expense

	For the three months ended September 30,		Increase/(Decrease)	For the nine months ended September 30,		Increase/(Decrease)
(in millions except percentages)	2023	2022		2023	2022
Gross interest expense:
Senior notes	$51	$59	(14)%	$158	$177	(11)%
Credit arrangements	10	18	(44)%	26	41	(37)%
Amortization of debt costs	3	3	—%	9	10	(10)%
Total gross interest expense	64	80	(20)%	193	228	(15)%
Less: capitalization	(28)	(30)	(7)%	(87)	(89)	(2)%
Net interest expense	$36	$50	(28)%	$106	$139	(24)%
•Interest expense decreased for the three and nine months ended September 30, 2023, compared to the same periods in 2022, due to lower revolver borrowings and the effects of our debt repurchase activity in 2022 and the full redemption of our 7.75% Senior Notes due 2027 during the first quarter of 2023.
•Capitalized interest decreased for the three and nine months ended September 30, 2023, as compared to the same periods in 2022 due to the evaluation of natural gas and oil properties over the past twelve months.
•Capitalized interest as a percentage of gross interest expense increased for the three and nine months ended September 30, 2023, compared to the same periods in 2022, primarily related to a smaller percentage change in our unevaluated natural gas and oil properties balance as compared to the larger percentage decrease in our gross interest expense over the same periods.
•We refer you to Note 10 to the consolidated financial statements included in this Quarterly Report for additional details about our debt and our financing activities.
Gain (Loss) on Derivatives

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2023	2022	2023	2022
Gain (loss) on unsettled derivatives	$(69)	$(12)	$1,566	$(2,531)
Gain (loss) on settled derivatives	162	(1,889)	249	(4,185)
Non-performance risk adjustment	—	(2)	(4)	7
Gain (loss) on derivatives	$93	$(1,903)	$1,811	$(6,709)
We refer you to Note 7 to the consolidated financial statements included in this Quarterly Report for additional details about our gain (loss) on derivatives.
Gain/Loss on Early Extinguishment of Debt
During the nine months ended September 30, 2023, we redeemed all of the outstanding 7.75% Senior Notes due 2027 at a redemption price equal to 103.875% of the principal amount thereof plus accrued and unpaid interest of $13 million for a total payment of $450 million. We recognized a $19 million loss on the extinguishment of debt, which included the write off of $3 million in related unamortized debt discounts and debt issuance costs.
For the nine months ended September 30, 2022, we recorded a loss on early debt extinguishment of $6 million as a result of our repurchase of $65 million in aggregate principal amount of our outstanding senior notes for $71 million. During the nine months ended September 30, 2022, we also fully redeemed our 4.10% Senior Notes due March 2022 with an aggregate principal amount retired of $201 million.
See Note 10 to the consolidated financial statements of this Quarterly Report for more information on our long-term debt.

Income Taxes

	For the three months ended September 30,		For the nine months ended September 30,
(in millions except percentages)	2023	2022	2023	2022
Income tax expense	$21	$11	$28	$41
Effective tax rate	33%	2%	1%	(4)%
Our effective tax rate was approximately 33% and 1% for the three and nine months ended September 30, 2023, respectively, primarily as a result of the release of the valuation allowances against our U.S. deferred tax assets. A valuation allowance for deferred tax assets, including NOLs, is recognized when it is more likely than not that some or all of the benefit from the deferred tax assets will not be realized. To assess that likelihood, we used estimates and judgment regarding future taxable income and considered the tax consequences in the jurisdiction where such taxable income is generated, to determine whether a valuation allowance is required. Such evidence can include current financial position, results of operations, both actual and forecasted, the reversal of deferred tax liabilities and tax planning strategies as well as the current and forecasted business economics of the oil and gas industry.
For the year ended December 31, 2022, the Company maintained a full valuation allowance against its deferred tax assets based on its conclusion, considering all available evidence (both positive and negative), that it was more likely than not that the deferred tax assets would not be realized. A significant item of objective negative evidence considered was the cumulative pre-tax loss incurred over the three-year period ended December 31, 2022, primarily due to impairments of proved oil and gas properties recognized in 2020. As of the first quarter of 2023, the Company has sustained a three-year cumulative level of profitability. Based on this factor and other positive evidence such as forecasted income, the Company concluded that $523 million of its federal and state deferred tax assets were more likely than not to be realized and plan to release this portion of the valuation allowance in 2023. Accordingly, during the nine months ended September 30, 2023, the Company recognized $520 million of deferred income tax expense related to recording its tax provision which was partially offset by $492 million of tax benefit attributable to the release of the valuation allowance. The remaining valuation allowance will be released during the fourth quarter of 2023. The Company expects to keep a valuation allowance of $66 million related to NOLs in jurisdictions in which it no longer operates and against the portion of our federal and state deferred tax assets such as capital losses and interest carryovers, which may expire before being fully utilized due to the application of the limitations under Section 382 and the ordering in which such attributes may be applied.
Due to the issuance of common stock associated with the Indigo Merger, we incurred a cumulative ownership change and as such, our NOLs prior to the acquisition are subject to an annual limitation under Internal Revenue Code Section 382 of approximately $48 million. The ownership changes and resulting annual limitation will result in the expiration of NOLs or other tax attributes otherwise available. At September 30, 2023, we had approximately $4 billion of federal NOL carryovers, of which approximately $3 billion have an expiration date between 2035 and 2037 and $1 billion have an indefinite carryforward life. We currently estimate that approximately $2 billion of these federal NOLs will expire before they are able to be used and accordingly, no value has been ascribed to these NOLs on our balance sheet. If a subsequent ownership change were to occur as a result of future transactions in our common stock, our use of remaining U.S. tax attributes may be further limited.
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
On October 4, 2023, our borrowing base was reaffirmed at $3.5 billion and our Five-Year Tranche was reaffirmed at $2.0 billion. At September 30, 2023, we had approximately $1.6 billion of total available liquidity, which exceeds our currently modeled needs as we remain committed to our strategy of capital discipline.
Effective August 4, 2022, the Company elected to temporarily increase commitments under the 2022 credit facility by $500 million (the “Short-Term Tranche”) as a temporary working capital liquidity resource. The Company had no borrowings under the Short-Term Tranche which expired on April 30, 2023 and was not renewed.
Our flexibility to access incremental secured debt capital is derived from our excess asset collateral value above the elected $3.5 billion maximum revolving credit amount and borrowing base of our 2022 credit facility and the elected aggregate revolving commitments from our bank group. Our ability to issue secured debt is governed by the limitations of our 2022 credit facility as well as our secured debt capacity (as defined by our senior note indentures) which was $4.6 billion as of September 30, 2023, based on 25% of adjusted consolidated net tangible assets. If we were to realize a return to investment grade ratings and the subsequent conversion of our secured credit facility to an unsecured credit facility, we would expect to have access to additional liquidity capital beyond our elected aggregate revolving commitments, either by increasing commitments to the 2022 credit facility up to the $3.5 billion aggregate size or otherwise on a similarly unsecured basis, given our current asset collateral value and credit quality. We refer you to Note 10 to the consolidated financial statements included in this Quarterly Report and the section below under “Credit Arrangements and Financing Activities” for additional discussion of our 2022 credit facility and related covenant requirements.
In June 2022, we announced a share repurchase program, under which we have been authorized to repurchase up to $1 billion of our outstanding common stock beginning June 21, 2022 and continuing through and including December 31, 2023. The timing, as well as the number and value of shares repurchased under the program, will be determined at our discretion and includes a variety of factors, including our progress in reducing debt to our target debt range of $3.5 billion to $3.0 billion or lower, our free cash flow generation capabilities, our assessment of the intrinsic value of our common stock, the market price of our common stock, general market and economic conditions, available liquidity, compliance with our debt and other agreements, and applicable legal requirements among other considerations. The exact number of shares to be repurchased is not guaranteed, and the program may be suspended, modified, or discontinued at any time without prior notice. During 2022, we repurchased approximately 17.3 million shares of our outstanding common stock at an average price of $7.24 per share for a total cost of approximately $125 million. We did not repurchase any shares during the nine months ended September 30, 2023.
Looking forward, we intend to prioritize the use of any free cash flow to pay down our debt in order to progress toward our debt targets of $3.5 billion to $3.0 billion or lower and our leverage targets of 1.5x to 1.0x.
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
Credit Arrangements and Financing Activities
In April 2022, we entered into an amended and restated credit agreement that replaced the 2018 credit facility (the “2022 credit facility”) with a group of banks that, as amended, has a maturity date of April 2027. As of September 30, 2023, the 2022 credit facility had an aggregate maximum revolving credit amount and borrowing base of $3.5 billion and elected commitments of $2.0 billion.
The borrowing base is subject to redetermination at least twice a year, which typically occurs in April and October, and is subject to change based primarily on drilling results, commodity prices, our future derivative position, the level of capital investment and operating costs. The 2022 credit facility is secured by substantially all of our assets and our subsidiaries’ assets (taken as a whole). The permitted lien provisions in the senior note indentures currently limit liens securing indebtedness to the greater of $2.0 billion or 25% of adjusted consolidated net tangible assets, which was $4.6 billion as of September 30, 2023. The 2022 credit facility contains the ability to utilize SOFR index rates for purposes of calculating interest expense.
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
As of September 30, 2023, we were in compliance with all of the applicable covenants contained in the credit agreement governing our 2022 credit facility. Our ability to comply with financial covenants in future periods depends, among other things, on the success of our development program and upon other factors beyond our control, such as the market demand and prices for natural gas, oil and NGLs. We refer you to Note 10 of the consolidated financial statements included in this Quarterly Report for additional discussion of the covenant requirements of our 2022 credit facility.
As of September 30, 2023, we had $388 million of borrowings on our 2022 credit facility and no outstanding letters of credit. We currently do not anticipate being required to supply a materially greater amount of letters of credit under our existing contracts. We refer you to Note 10 to the consolidated financial statements included in this Quarterly Report for additional discussion of our 2022 credit facility.
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
Other key financing activities for the nine months ended September 30, 2023 and September 30, 2022 are as follows:
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
As of October 31, 2023, we had long-term debt issuer ratings of Ba1 by Moody’s (rating and stable outlook affirmed on June 28, 2023), BB+ by S&P (rating upgraded to BB+ and outlook upgraded to positive on January 18, 2023) and BB+ by Fitch Ratings (rating and positive outlook affirmed on August 16, 2023). Effective in January 2022, the interest rate for our 4.95% senior notes due January 2025 (“2025 Notes”) was 5.95%, reflecting a net downgrade in our bond ratings since their issuance. On May 31, 2022, Moody’s upgraded our bond rating to Ba1, which decreased the interest rate on the 2025 Notes from 5.95% to 5.70% for coupon payments paid after July 2022. Any further upgrades or downgrades in our public debt ratings by Moody’s or S&P could decrease or increase our cost of funds, respectively, as our 2025 Notes are subject to ratings driven changes.
Cash Flows

	For the nine months ended September 30,
(in millions)	2023	2022
Net cash provided by operating activities	$2,039	$2,196
Net cash used in investing activities	(1,710)	(1,608)
Net cash used in financing activities	(353)	(605)
Cash Flow from Operations

	For the nine months ended September 30,
(in millions)	2023	2022
Net cash provided by operating activities	$2,039	$2,196
Add back (subtract) changes in working capital	(345)	157
Net cash provided by operating activities, net of changes in working capital	$1,694	$2,353
•Net cash provided by operating activities decreased 7%, or $157 million, for the nine months ended September 30, 2023, compared to the same period in 2022, primarily due to a $4,905 million decrease resulting from lower commodity prices, a $263 million decrease related to decreased production and a $5 million increase in operating costs and expenses partially offset by a $4,434 million improvement in our settled derivative positions, a $502 million increase in working capital, a $41 million reduction in our current taxes, a $33 million decrease in interest expense, and a $5 million increase in our marketing margin.
•Net cash provided by operating activities, net of changes in working capital, provided 99% of our cash requirements for capital investments for the nine months ended September 30, 2023 and exceeded our cash requirements for capital investments for the nine months ended September 30, 2022. While we front-loaded our capital program into the earlier quarters of the year, we remain committed to our capital discipline strategy of investing within our cash flow from operations, net of changes in working capital.
Cash Flow from Investing Activities
•Total E&P capital investments increased $40 million for the nine months ended September 30, 2023, compared to the same period in 2022, primarily attributable to higher costs due to inflation.

	For the nine months ended September 30,
(in millions)	2023	2022
Additions to properties and equipment	$1,833	$1,623
Adjustments for capital investments
Changes in capital accruals	(122)	44
Other (1)	3	5
Total capital investing	$1,714	$1,672
(1)Includes capitalized non-cash stock-based compensation and costs to retire assets, which are classified as cash used in operating activities.
Capital Investing

	For the three months ended September 30,		Increase/(Decrease)	For the nine months ended September 30,		Increase/(Decrease)
(in millions except percentages)	2023	2022		2023	2022
E&P capital investing	$452	$540	(16)%	$1,709	$1,669	2%
Other capital investing (1)	2	3	(33)%	5	3	67%
Total capital investing	$454	$543	(16)%	$1,714	$1,672	3%
(1)Other capital investing relates to information technology purchases for the three and nine months ended September 30, 2023.

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2023	2022	2023	2022
E&P Capital Investments by Type:
Development and exploration, including workovers	$374	$471	$1,471	$1,446
Acquisition of properties	14	12	59	56
Other	14	4	30	13
Capitalized interest and expenses	50	53	149	154
Total E&P capital investments	$452	$540	$1,709	$1,669

E&P Capital Investments by Area:
Appalachia	$233	$237	$784	$716
Haynesville	208	301	901	942
Other E&P	11	2	24	11
Total E&P capital investments	$452	$540	$1,709	$1,669

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Gross Operated Well Count Summary:
Drilled	24	31	93	105
Completed	25	36	107	108
Wells to sales	23	31	109	105
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
•For the nine months ended September 30, 2022, we fully redeemed our 4.10% Senior Notes due 2022 for $201 million and paid down additional aggregate principal balances on our senior notes of $65 million in principal and $6 million in premiums, paid down $4 million of our Term Loan B due 2027 and paid down $280 million on our 2022 credit facility.

•For the nine months ended September 30, 2022, we repurchased approximately 13.6 million shares of our outstanding common stock pursuant to our previously announced share repurchase program at an average of $7.35 per share for a total cost of approximately $100 million.
We refer you to Note 10 of the consolidated financial statements included in this Quarterly Report for additional discussion of our outstanding debt and credit facilities.
Working Capital
We had negative working capital of $716 million at September 30, 2023, a $1,101 million increase from December 31, 2022, primarily attributable to a $1,289 million increase in the current mark-to-market value of our derivatives position related to commodity pricing declines, a decrease in our accounts payable of $518 million, a decrease in interest payable of $60 million, a decrease in other current liabilities of $48 million, and an increase in other current assets of $10 million. The increase was partially offset by a decrease in accounts receivable of $799 million, and a decrease in cash and cash equivalents of $24 million as compared to December 31, 2022. We believe that our existing cash and cash equivalents, our anticipated cash flows from operations and our available 2022 credit facility will be sufficient to meet our working capital and operational spending requirements.
Off-Balance Sheet Arrangements
We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of September 30, 2023, our material off-balance sheet arrangements and transactions include operating service arrangements. There are no other transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of our capital resources. For more information regarding off-balance sheet arrangements, we refer you to “Contractual Obligations and Contingent Liabilities and Commitments” below for more information.
Contractual Obligations and Contingent Liabilities and Commitments
We have various contractual obligations in the normal course of our operations and financing activities. Other than the firm transportation and gathering agreements discussed below, there have been no material changes to our contractual obligations from those disclosed in our 2022 Annual Report.
Contingent Liabilities and Commitments
As of September 30, 2023, we had commitments for demand and similar charges under firm transportation and gathering agreements to guarantee access capacity on natural gas and liquids pipelines and gathering systems totaling approximately $9.7 billion, $1.2 billion of which related to access capacity on future pipeline and gathering infrastructure projects that still require the granting of regulatory approvals and/or additional construction efforts. This amount also included guarantee obligations of up to $825 million. As of September 30, 2023, future payments under non-cancelable firm transportation and gathering agreements are as follows:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	5 to 8 years	More than 8 Years
Infrastructure currently in service	$8,454	$955	$1,979	$1,768	$1,796	$1,956
Pending regulatory approval and/or construction (1)	1,239	46	187	217	322	467
Total transportation charges	$9,693	$1,001	$2,166	$1,985	$2,118	$2,423
(1)Based on the estimated in-service dates as of September 30, 2023.
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
Upon issuance of the group annuity contract, the pension benefit obligations and annuity administration for the remaining participants was irrevocably transferred from the Plan to the insurer. By transferring these obligations through the payment to the insurer in March 2023, we have no remaining obligations under the Plan or any other U.S. tax-qualified defined benefit pension plan. The purchase of the group annuity contract was funded directly by the assets of the Plan. We recognized a pre-tax non-cash pension settlement charge of approximately $2 million during the first nine months of 2023 as a result of the settlement of the Plan.
For the nine months ended September 30, 2023, we have not made contributions to the pension plan or postretirement benefit plans, and we do not expect to contribute additional funds to our pension plan during the remainder of 2023. We transferred the remaining residual pension asset balance of approximately $14 million to a qualified replacement plan in September 2023 and those funds are currently presented as cash and cash equivalents as of September 30, 2023. We recognized pension assets of approximately $15 million related to our pension plan benefits as of December 31, 2022. We recognized liabilities of approximately $10 million and $9 million related to our other postretirement benefits as of September 30, 2023 and December 31, 2022, respectively. See Note 13 to the consolidated financial statements included in this Quarterly Report for additional discussion about our pension and other postretirement benefits.
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
Credit Risk
Our exposure to concentrations of credit risk consists primarily of trade receivables and derivative contracts associated with commodities trading. Concentrations of credit risk with respect to receivables are limited due to the large number of our purchasers and their dispersion across geographic areas. For the nine months ended September 30, 2023, one purchaser accounted for 14% of our revenues. For the year ended December 31, 2022, one purchaser accounted for 17% of our revenues. No other individual purchasers accounted for more than 10% of our revenues in either of these respective periods. A default on this account could have a material impact on the Company. See “Commodities Risk” below for discussion of credit risk associated with commodities trading.
Interest Rate Risk
As of September 30, 2023, we had approximately $3,743 million of outstanding senior notes with a weighted average interest rate of 5.46%, and $388 million of borrowings under our 2022 credit facility. As of September 30, 2023, we had long-term debt issuer ratings of BB+ by S&P, Ba1 by Moody’s and BB+ by Fitch Ratings. On September 1, 2021 S&P upgraded our bond rating to BB, and on January 6, 2022, S&P further upgraded our bond rating to BB+, which decreased the interest rate on the 2025 notes to 5.95%, beginning with coupon payments paid after January 2022. On May 31, 2022, Moody’s upgraded the Company’s bond rating to Ba1, which decreased the interest rate on the 2025 Notes from 5.95% to 5.70% with coupon payments paid after July 2022. Any further upgrades or downgrades in our public debt ratings by Moody’s or S&P could decrease or increase our cost of funds, respectively, as our 2025 Notes are subject to ratings driven changes.

	Expected Maturity Date
($ in millions except percentages)	2023	2024	2025	2026	2027	Thereafter	Total
Fixed rate payments (1)	$—	$—	$389	$—	$—	$3,354	$3,743
Weighted average interest rate	—%	—%	5.70%	—%	—%	5.43%	5.46%

Variable rate payments (1)	$—	$—	$—	$—	$388	$—	$388
Weighted average interest rate	—%	—%	—%	—%	7.16%	—%	7.16%
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, accumulate and communicate information to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and submission within the time periods specified in the SEC’s rules and forms. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those determined to be effective can provide only a level of reasonable assurance with respect to financial statement preparation and presentation. Based on the evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2023 at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K promulgated by the SEC.

Second Amended and Restated Bylaws
On November 1, 2023, the Company’s Board adopted and approved, effective as of such date, the Second Amended and Restated Bylaws of the Company (the “Second Amended and Restated Bylaws”). The Second Amended and Restated Bylaws, among other things:
•revise procedures and disclosure requirements for the nomination of directors and the submission of proposals for consideration at annual meetings of the stockholders of the Company, including, among other things, adding a requirement that a stockholder seeking to nominate director(s) at an annual meeting deliver to the Company reasonable evidence that it has complied with the requirements of Rule 14a-19 of the Exchange Act related to the universal proxy rules at least eight business days prior to the date of such annual meeting;
•clarify the power of the Chair of the Board or the presiding officer of a stockholder meeting to adjourn any meeting of stockholders and the power of the Board to postpone any previously scheduled stockholder meeting;
•specify that, in addition to the Chair of the Board or President of the Company, special meetings of the Board may be called only by a majority of the Board rather than by any two directors; and
•make certain administrative, modernizing, clarifying and confirming changes, including (i) making updates to reflect recent amendments to the Delaware General Corporation Law; (ii) adopting emergency bylaws; (iii) clarifying that for the applicability of the majority voting standard for uncontested elections of directors, an election remains “contested” (and the plurality voting standard applies) even if the Board determines that a stockholder’s nomination notice does not comply with the advance notice bylaws; (iv) clarifying that meetings of stockholders may, in addition to or instead of a physical meeting, be held by means of remote communication (including virtually) as provided under applicable Delaware law; and (v) adopting gender-neutral terms when referring to particular positions, offices or title holders, including the adoption of the title Chair of the Board in place of Chairman of the Board.
The foregoing description of the Second Amended and Restated Bylaws is not complete and is qualified in its entirety by reference to the complete text of the Second Amended and Restated Bylaws, which is filed as Exhibit 3.4 to this Quarterly Report and is incorporated herein by reference.

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

(3.4)*	Second Amended and Restated Bylaws of Southwestern Energy Company, as amended through November 1, 2023.
(31.1)*	Certification of CEO filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)*	Certification of CFO filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)**	Certification of CEO furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)**	Certification of CFO furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(101.INS)	Inline Interactive Data File Instance Document
(101.SCH)	Inline Interactive Data File Schema Document
(101.CAL)	Inline Interactive Data File Calculation Linkbase Document
(101.LAB)	Inline Interactive Data File Label Linkbase Document
(101.PRE)	Inline Interactive Data File Presentation Linkbase Document
(101.DEF)	Inline Interactive Data File Definition Linkbase Document
(104.1)	Cover Page Interactive Data File – the cover page from this Quarterly Report on Form 10-Q, formatted in inline XBRL (included within the Exhibit 101 attachments)
* Filed herewith
** Furnished herewith
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHWESTERN ENERGY COMPANY
Registrant

Dated:	November 2, 2023	/s/ CARL F. GIESLER, JR.
Carl F. Giesler, Jr. Executive Vice President and Chief Financial Officer