Form 10-K
period 2023-12-31
SOUTHWESTERN ENERGY CO
filed 2024-02-22
CIK 7332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $6,577,423,795 based on the New York Stock Exchange – Composite Transactions closing price on June 30, 2023 of $6.01. For purposes of this calculation, the registrant has assumed that its directors and executive officers are affiliates.
As of February 20, 2024, the number of outstanding shares of the registrant’s Common Stock, par value $0.01, was 1,101,463,052.
Document Incorporated by Reference
None.

SOUTHWESTERN ENERGY COMPANY
ANNUAL REPORT ON FORM 10-K
For Fiscal Year Ended December 31, 2023

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
•the impact of volatility in the financial markets or other global economic factors, including any future development of the LNG market;
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
•our ability to realize the expected benefits from acquisitions, including the Proposed Merger and the Mergers (each defined below);
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
•the impact of reduced demand for our production and products in which our production is a component due to governmental and societal actions taken in response to a pandemic or other world health event;
•our hedging strategy and results;
•our ability to obtain debt or equity financing on satisfactory terms;
•risks related to the proposed transaction (the “Proposed Merger”) between Southwestern and Chesapeake Energy Corporation (“Chesapeake”), including that the Proposed Merger may not be completed on anticipated terms and timing, or at all, including obtaining regulatory approvals that may be required on anticipated terms and Southwestern and Chesapeake stockholder approval; the possibility that any of the anticipated benefits of the transaction will not be realized or that the two companies will not be successfully integrated; the risk that disruptions from the transaction will harm Southwestern's business, including current plans and operations and that management's time and attention will be diverted on transaction-related issues; restrictions on our operations during the pendency of the Proposed Merger, potential adverse reactions or changes to business relationships resulting from the announcement or completion of the Proposed Merger; and potential litigation relating to the Proposed Merger that could be instituted against Southwestern or its directors; and
•any other factors listed in the reports we have filed and may file with the Securities and Exchange Commission (“SEC”).
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
“LIBOR” London Interbank Offered Rate.
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
“SOFR” Secured Overnight Financing Rate.

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
•Negative public perception regarding us and/or our industry and increasing scrutiny of ESG matters could have an adverse effect on our business, financial condition and results of operations and damage our reputation.
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
•A pandemic may negatively affect our business, operating results and financial condition.
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
•The implementation of derivatives legislation and changes in regulatory interpretation and action could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business.
Risks Related to the Proposed Merger with Chesapeake
•Because the Exchange Ratio is fixed and the market price of Chesapeake common stock has fluctuated and will continue to fluctuate, our shareholders cannot be sure of the value of the consideration they will receive in the Proposed Merger.
•The Proposed Merger is subject to closing conditions, which may delay the Proposed Merger, result in additional expenditures of money and resources, reduce the anticipated benefits or result in the termination of the Merger Agreement (as defined below).
•The Merger Agreement subjects us to restrictions on our business activities prior to closing the Proposed Merger, limits the Company's ability to pursue alternatives to the Proposed Merger and may discourage other companies from trying to acquire the Company for greater consideration than what Chesapeake has agreed to pay pursuant to the Merger Agreement.
•Completion of the Proposed Merger is subject to certain closing conditions and if these conditions are not satisfied or waived, the Proposed Merger will not be completed and failure to complete the Proposed Merger could negatively impact the share price and the future business and financial results of the Company.
•Potential litigation against the Company could result in substantial costs, an injunction preventing the completion of the Proposed Merger and/or a judgment resulting in the payment of damages.
•The Company will incur significant transaction and merger-related costs in connection with the Proposed Merger.
•Our shareholders will have a reduced ownership and voting interest in the combined company after the Proposed Merger compared to their current ownership in the Company on a standalone basis and will exercise less influence over management.
•The Company’s business relationships may be subject to disruption due to uncertainty associated with the Proposed Merger.
•Uncertainties associated with the Proposed Merger may cause a loss of management personnel and other key employees of Southwestern and Chesapeake, which could adversely affect the future business and operations of the combined company following the Proposed Merger.

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
Our Business Strategy
We aim to deliver economic returns and optimize our ability to generate sustainable free cash flow (defined below) through responsible natural gas (and related liquids) development.
As we continue to develop our core positions in the Appalachian and Haynesville natural gas basins in the U.S., we will concentrate on:
•Creating Sustainable Value. We seek to create value for our stakeholders by allocating capital that is focused on earning economic returns and optimizing the value of our assets; delivering sustainable free cash flow through the cycle; upgrading the quality and depth of our drilling inventory; enhancing the capital efficiency of our operations; and converting resources to proved reserves.

•Protecting Financial Strength. We intend to protect our financial strength by lowering our leverage ratio and total debt; maintaining a strong liquidity position and extended debt maturity profile; improving our credit ratings and outlooks with the credit agencies; lowering our weighted average cost of debt; and deploying hedges to balance revenue protection with commodity upside exposure.
•Progressing Execution. We are focused on operating effectively and efficiently with health, safety and environmental (“HSE”) matters and environmental, social and governance (“ESG”) matters as core values; leveraging our data analytics, emerging technology, operating execution, strategic sourcing, vertical integration and large-scale asset development expertise to drive cost and capital efficiencies; further enhancing well performance, optimizing well costs and reducing base production declines; and growing margins and securing flow assurance through commercial and marketing arrangements.
•Capturing the Tangible Benefits of Scale. We strive to enhance our enterprise returns by leveraging the scale gained from our past and future strategic transactions to deliver operating synergies, drive cost savings, expand our economic inventory, lower our enterprise risk profile, and expand our opportunity set and optionality.
We remain committed to achieving these objectives while maintaining our commitment to being environmentally conscious and proactive and to using best practices in social stewardship and corporate governance. We believe that we and our industry will continue to face challenges due to evolving environmental standards and expectations of both regulators and investors, the uncertainty of natural gas, oil and NGL prices in the United States, changes in laws, regulations and investor sentiment, and other key factors described in this Annual Report. As such, we intend to protect our financial strength by reducing our debt and by maintaining a derivative program designed to mitigate our exposure to commodity price volatility.
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
During 2023 we executed on this strategy by:
•Using free cash flow generated and proceeds from non-core asset divestitures to lower our debt level by $445 million, and improved liquidity under our Five-Year Tranche (defined below) by approximately $140 million;
•Securing outlook upgrade from S&P, resulting in consensus Positive Outlook from credit agencies and indicating further progress toward the Company’s return to Investment Grade ratings;
•Adjusting our business plan to respond to lower commodity prices in the near term while maintaining future productive capacity to capture value from the structurally improving long-term natural gas price environment as well as divesting select non-core assets;
•Focusing on delivering operational results, such as improved well productivity and economics from more efficient drilling, enhanced completion techniques, optimization of surface equipment and managing reservoir drawdown as well as base production declines;
•Maintaining a ratable, moderate hedging program to balance revenue protection with commodity upside exposure; and
•Releasing our tenth annual corporate responsibility report highlighting our approach to sustainable value creation through our integrated business and sustainability strategies.
The bulk of our operations, which we refer to as “Exploration and Production” (“E&P”), are focused on the development of natural gas and associated NGL and oil reserves. We are also focused on creating and capturing additional value through our marketing business, which we refer to as “Marketing.”
Recent Developments
On January 10, 2024, the Company entered into a merger agreement (the “Merger Agreement”) with Chesapeake, Hulk Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Chesapeake (“LLC Sub”), pursuant to which, among other things, the Company will survive as a wholly owned subsidiary of Chesapeake. Under the terms of the Merger Agreement, each eligible share of the Company’s common stock will be converted into the right to receive 0.0867 shares of Chesapeake common stock. Completion of the Proposed Merger remains subject to certain conditions, including the approval of the Proposed Merger by the Company’s shareholders, approval by Chesapeake shareholders of the issuance of Chesapeake common stock in connection with the Proposed Merger, as well as certain governmental and regulatory approvals. The Proposed Merger is currently targeted to close in the second quarter of 2024; however, no assurance can be given as to when, or if, the Proposed Merger will occur. See Note 16 – Subsequent Events of the Notes to the Consolidated Financial Statements included in “Item 8. Financial Statements” for additional information. Also, see the risk factors and other cautionary statements under “Item 1A. Risk Factors” specifically, Risks Related to the Proposed Merger with Chesapeake.
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
•Our E&P segment operating loss for the year ended December 31, 2023 was $1,061 million compared to operating income of $7,253 million for the year ended December 31, 2022. Excluding $1,710 million of non-cash full cost ceiling test impairments recorded in 2023, our E&P segment operating income decreased $6,604 million from the year ended December 31, 2022 to the year ended December 31, 2023. This decrease is primarily due to lower margins associated with decreased commodity pricing.
•Our E&P segment cash flow from operations was $2,298 million in 2023, compared to $3,175 million in 2022. E&P segment cash flow from operations decreased $877 million due to a 13% decrease in our net weighted average realized commodity prices, including settled derivatives, and a 4% decrease in production volumes.

Oilfield Services Vertical Integration
We provide certain oilfield services that are strategic and economically beneficial for our E&P operations when our E&P activity levels and market pricing support these activities. Currently, our vertically integrated operations only perform services on our operated wells. This vertical integration may lower our well costs, dampens inflationary pressures, promotes operating efficiency, enables quick reaction to rapid changes in market conditions and helps to mitigate certain operational and environmental risks. These services include drilling, completions and water management and movement. As of December 31, 2023, we operated a fleet of drilling rigs and leased two pressure pumping spreads with associated pump down horsepower capacity of 102,000 horsepower. These assets provide us greater flexibility to align our operational activities with commodity prices. In 2023, we provided drilling rigs for 79 drilled wells.
Our Proved Reserves

	For the years ended December 31,
	2023	2022
Proved reserves: (Bcfe)
Appalachia	14,685	15,666
Haynesville	4,975	5,959
Total proved reserves	19,660	21,625

Prices used:
Natural gas (per Mcf)	$2.64	$6.36
Oil (per Bbl)	$78.22	$93.67
NGL (per Bbl)	$21.38	$34.35

PV-10: (in millions)
Pre-tax (1)	$7,796	$46,435
PV of taxes	(483)	(8,847)
After-tax	$7,313	$37,588

Percent of estimated proved reserves that are:
Natural gas	78%	80%
Proved developed	59%	56%

Percent of E&P operating revenues generated by natural gas sales	74%	86%
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
Our year-end 2023 reserve estimates totaled 19.7 Tcfe with an after-tax PV-10 of $7.3 billion. Our reserve estimates and the after-tax PV-10 measure, or standardized measure, are highly dependent upon the respective commodity price used in our reserve and after-tax PV-10 calculations.
•Our reserves decreased 9% in 2023, compared to 2022, primarily related to downward price revisions, production, and dispositions of reserves in place partially offset by extensions and discoveries.
•Our after-tax PV-10 value decreased in 2023 compared to 2022 primarily due to a decrease in the SEC 12-month backward-looking commodity prices.
•We are the designated operator of approximately 98% of our reserves, based on the pre-tax PV-10 value of our proved developed producing reserves, and our reserve life index was approximately 11.8 years at year-end 2023.

The difference in after-tax PV-10, or standardized measure, and pre-tax PV-10 (a non-GAAP measure which is reconciled in the 2023 Proved Reserves by Category and Summary Operating Data table below) is the discounted value of future income taxes on the estimated cash flows.
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
Lower natural gas, oil and NGL prices can reduce the value of our assets, both by a direct reduction in what the production could be sold for and by making some properties uneconomic, resulting in decreases to the overall value of our reserves and potential non-cash impairment charges to earnings. As a result of the decline in commodity prices during 2023, we recorded a $1,710 million non-cash full cost ceiling test impairment in late 2023. Further non-cash impairments in future periods could occur if the trailing 12-month commodity prices decrease as compared to the average used in prior periods. Given the decline of commodity prices in 2023 and early 2024, the Company expects that an additional non-cash impairment of its assets will likely occur in the first quarter of 2024 and perhaps later.

The following table provides an overall and categorical summary of our natural gas, oil and NGL reserves, as of year-end 2023 based on average year prices, and our well count, net acreage and PV-10 as of December 31, 2023, and sets forth 2023 annual information related to production and capital investments for each of our operating areas:

2023 PROVED RESERVES BY CATEGORY AND SUMMARY OPERATING DATA

	Appalachia	Haynesville	Other (1)		Total
Estimated proved reserves:
Natural gas (Bcf):
Developed	7,156	2,040	—		9,196
Undeveloped	3,060	2,935	—		5,995
	10,216	4,975	—		15,191
Crude oil (MMBbls):
Developed	38.5	—	—		38.5
Undeveloped	39.5	—	—		39.5
	78.0	—	—		78.0
Natural gas liquids (MMBbls):
Developed	363.0	—	—		363.0
Undeveloped	303.8	—	—		303.8
	666.8	—	—		666.8
Total proved reserves (Bcfe) (2):
Developed	9,565	2,040	—		11,605
Undeveloped	5,120	2,935	—		8,055
	14,685	4,975	—		19,660
Percent of total	75%	25%	—%		100%

Percent proved developed	65%	41%	—%		59%
Percent proved undeveloped	35%	59%	—%		41%

Production (Bcfe)	1,034	635	—		1,669
E&P capital investments (in millions)	$938	$1,138	$46	(3)	$2,122
Total gross producing wells (4)	1,881	1,149	—		3,030
Total net producing wells	1,486	746	—		2,232

Total net acreage	718,560	281,361	2,263	(5)	1,002,184
Net undeveloped acreage	387,992	32,875	—	(5)	420,867

PV-10:
Pre-tax (in millions) (6)	$6,495	$1,301	$—		$7,796
PV of taxes (in millions) (6)	(402)	(81)	—		(483)
After-tax (in millions) (6)	$6,093	$1,220	$—		$7,313
Percent of total	83%	17%	—%		100%
Percent operated (7)	98%	96%	—%		98%
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
(3)Other capital investments includes $43 million related to our E&P service companies and $3 million related to other developmental activities.
(4)Excludes 1,016 wells in Appalachia and 1,169 wells in Haynesville in which we only have an overriding royalty interest. These wells were included in the December 31, 2023 reserves calculation.
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
Lease Expirations
The following table summarizes the leasehold acreage expiring over the next three years, assuming successful wells are not drilled to develop the acreage and leases are not extended:

	For the years ended December 31,
Net acreage expiring:	2024	2025	2026
Appalachia (1)	17,598	8,421	4,736
Haynesville	630	2,083	319
Other
US – Other Exploration	—	—	—
Canada – New Brunswick (2)	—	—	—
(1)The leasehold acreage expiring includes 14,341 net acres in 2024, 2,984 net acres in 2025 and 2,036 net acres in 2026 can be extended for an average of three to five years.
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
Proved Undeveloped Reserves
Presented below is a summary of changes in our proved undeveloped reserves for 2022 and 2023:

CHANGES IN PROVED UNDEVELOPED RESERVES

(in Bcfe)	Appalachia	Haynesville	Total
December 31, 2021	6,121	3,692	9,813
Extensions, discoveries and other additions	1,038	984	2,022
Performance and production revisions (1)	(230)	(82)	(312)
Price revisions	—	14	14
Developed	(1,275)	(782)	(2,057)
December 31, 2022	5,654	3,826	9,480
Extensions, discoveries and other additions	769	1,177	1,946
Performance and production revisions (2)	146	(213)	(67)
Price revisions	(41)	(1,091)	(1,132)
Developed	(1,092)	(764)	(1,856)
Disposition of reserves in place	(316)	—	(316)
December 31, 2023	5,120	2,935	8,055
(1)Reflects additions associated with infill development of 577 Bcfe and positive performance revisions of 435 Bcfe more than offset by 1,324 Bcfe of reserves reclassified to unproved due to changes in development plan.
(2)Reflects additions associated with infill development of 1,179 Bcfe and positive performance revisions of 289 Bcfe more than offset by 1,535 Bcfe of reserves reclassified to unproved due to changes in development plan.

Performance, production and price revisions consist of revisions to reserves associated with wells having proved reserves in existence as of the beginning of the year. Extensions, discoveries and other additions include new reserves locations added in the current year.
•As of December 31, 2023, we had 8,055 Bcfe of proved undeveloped reserves, all of which we expect will be developed within five years of the initial disclosure as the starting reference date. Revisions to previous estimates of 67 Bcfe include 1,535 Bcfe of reserves reclassified to unproved due to changes in development plans which resulted in these reserves not being scheduled for development within five years of initial disclosure, partially offset by infill additions of 1,179 Bcfe and positive performance revisions of 289 Bcfe. Additionally, we had developments of 1,856 Bcfe, negative price revisions of 1,132 Bcfe and disposition of reserves in place of 316 Bcfe, partially offset by extensions and discoveries of 1,946 Bcfe.
•During 2023, we invested $762 million in connection with converting 1,092 Bcfe, or 19%, of our proved undeveloped reserves as of December 31, 2022 into proved developed reserves and added 769 Bcfe of proved undeveloped reserves for our Appalachia operations. During 2023, we invested $1,056 million in connection with converting 764 Bcfe, or 20%, of our proved undeveloped reserves as of December 31, 2022 into proved developed reserves and added 1,177 Bcfe of proved undeveloped reserves for our Haynesville operations.
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
•Our proved reserves as of December 31, 2023 included 2,548 Bcfe of proved undeveloped reserves from 200 locations that had a positive present value on an undiscounted basis in compliance with proved reserve requirements but did not have a positive present value when discounted at 10%. These properties have a negative present value of $270 million. We have made a final investment decision and are committed to developing these reserves within five years from the date of initial disclosure.
We expect that the development costs for our proved undeveloped reserves of 8,055 Bcfe as of December 31, 2023 will require us to invest an additional $6.1 billion for those reserves to be brought to production. Our ability to make the necessary investments to generate these cash inflows is subject to factors that may be beyond our control. We refer you to the risk factors “Natural gas, oil and NGL prices greatly affect our revenues and thus profits, liquidity, growth, ability to repay our debt and the value of our assets” and “Significant capital investment is required to replace our reserves and conduct our business” in Item 1A of Part I of this Annual Report and to “Cautionary Statement about Forward-Looking Statements” in this Annual Report for a more detailed discussion of these factors and other risks.
Preparation of Reserve Estimates
Our proved reserve estimates as of December 31, 2021, 2022 and 2023 included in this Annual Report were prepared by our internal reservoir engineers under the supervision of our management, in accordance with petroleum engineering and evaluation standards published by the Society of Petroleum Evaluation Engineers and definitions and guidelines established by the SEC. These proved reserve estimates have been audited by our independent engineers, Netherland, Sewell & Associates, Inc. (“NSAI”). Reserve estimates are prepared for each of our properties annually by the reservoir engineers assigned to the asset management team for that property. The reservoir engineering and financial data included in these estimates are reviewed by senior engineers, who are not part of the asset management teams, and by our Director of Reserves, who is the technical person primarily responsible for overseeing the preparation of our reserves estimates. Our Director of Reserves has more than 29 years of experience in petroleum engineering, including the estimation of natural gas and oil reserves, and holds a Bachelor of Science in Petroleum Engineering. Prior to joining us in 2018, our Director of Reserves served in various reservoir engineering roles for EP Energy Company, El Paso Corporation, Cabot Oil & Gas Corporation, Schlumberger and H.J. Gruy & Associates, and is a member of the Society of Petroleum Engineers. He reports to our Executive Vice President and Chief Operating Officer, who has more than 35 years of experience in petroleum engineering including the estimation of natural gas, oil and NGL reserves in multiple basins in the United States, and holds a Bachelor of Science in Petroleum Engineering. Prior to joining Southwestern in 2017, our Chief Operating Officer served in various engineering and leadership roles for EP Energy Corporation, El Paso Corporation, ARCO Oil and Gas Company, Burlington Resources and Peoples Energy Production, and is a member of the Society of Petroleum Engineers.
We engage NSAI, a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies, to independently audit our proved reserves estimates as discussed in more detail below. NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-002699. Within NSAI, the two technical persons primarily responsible for auditing our proved reserves estimates (1) have over 27 years and over 22 years of practical experience in petroleum geosciences and petroleum engineering, respectively; (2) have over 16 years and over 22 years of experience in the estimation and evaluation of reserves, respectively; (3) each has a college degree; (4) each is a Licensed Professional Geoscientist in the State of Texas or a Licensed Professional Engineer in the State of Texas; (5) each meets or exceeds the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; and (6) each is proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines. The financial data included in the reserve estimates is also separately reviewed by our accounting staff. Our proved reserves estimates, as internally reviewed and audited by NSAI, are submitted for review and approval to our President and Chief Executive Officer. Finally, upon his approval, NSAI reports the results of its reserve audit to the Board of Directors, with whom final authority over the estimates of our proved reserves rests. A copy of NSAI’s report has been filed as Exhibit 99.1 to this Annual Report.

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
We replaced 114% of our production volumes in 2023 with 1,901 Bcfe of proved reserve additions and performance revisions. The following table summarizes the changes in our proved natural gas, oil and NGL reserves for the year ended December 31, 2023:

(in Bcfe)	Appalachia	Haynesville	Total
December 31, 2022	15,666	5,959	21,625
Net revisions
Price revisions	(570)	(1,277)	(1,847)
Performance and production revisions	189	(314)	(125)
Total net revisions	(381)	(1,591)	(1,972)
Extensions, discoveries and other additions
Proved developed	14	66	80
Proved undeveloped	769	1,177	1,946
Total reserve additions	783	1,243	2,026
Production	(1,034)	(635)	(1,669)
Disposition of reserves in place	(349)	(1)	(350)
December 31, 2023	14,685	4,975	19,660
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

Our Operations
Appalachia
Appalachia represented 62% of our total 2023 net production and 75% of our total reserves as of December 31, 2023. In 2023, our production decreased by 20 Bcfe, primarily due to lower activity in 2023 as compared to 2022. Our reserves in Appalachia decreased by 981 Bcfe from December 31, 2022 to December 31, 2023. We had production of 1,034 Bcfe, net downward price revisions of 570 Bcfe, disposition of reserves in place of 349 Bcfe partially offset by extensions and discoveries of 783 Bcfe and positive performance revisions of 189 Bcfe. As of December 31, 2023, we had approximately 718,560 net acres in Appalachia and had a total of 1,647 wells on production that we operated. Below is a summary of Appalachia’s operating results for the latest two years:

	For the years ended December 31,
	2023	2022
Acreage
Net undeveloped acres	387,992	461,277
Net developed acres	330,568	304,371
Total net acres	718,560	765,648

Net Production
Natural gas (Bcf)	803	841
Oil (MBbls)	5,568	4,967
NGL (MBbls)	32,848	30,445
Total production (Bcfe)	1,034	1,054

Reserves
Reserves (Bcfe)	14,685	15,666
Locations:
Proved developed producing (1)	1,881	1,810
Proved developed non-producing (2)	28	55
Proved undeveloped	228	315
Total locations	2,137	2,180

Gross Operated Well Count Summary
Drilled	60	67
Completed	63	67
Wells to sales	67	63

Capital Investments (in millions)
Drilling and completions, including workovers	$726	$758
Acquisition and leasehold	63	64
Seismic and other	26	4
Capitalized interest and expense	123	127
Total capital investments	$938	$953

Average completed well cost (in millions) (3)	$13.6	$12.0
Average lateral length (feet) (3)	15,978	14,587
(1)Excludes 1,016 and 975 wells as of December 31, 2023 and 2022, respectively, in which we have only an overriding royalty interest.
(2)Excludes 34 and 29 wells as of December 31, 2023 and 2022, respectively, in which we have only an overriding royalty interest.
(3)Average completed well cost and average lateral length for the years ended December 31, 2023 and 2022 include wells in the Marcellus and Utica formations. Average well cost per foot increased primarily due to higher costs associated with the impact of inflation.
Our ability to bring our Appalachia production to market depends on a number of factors including the construction of and/or the availability of capacity on gathering systems and pipelines that we do not own. We refer you to “Marketing” in Item 1 of Part I of this Annual Report for a discussion of our gathering and transportation arrangements for Appalachia production.

Haynesville
Haynesville represented 38% of our total 2023 net production and 25% of our total reserves as of December 31, 2023. In 2023, our production decreased by 44 Bcfe as a result of lower activity in 2023 as compared to 2022. Our reserves in Haynesville decreased 984 Bcfe as of December 31, 2023. We had downward price revisions of 1,277 Bcfe, production of 635 Bcfe, and downward performance revisions of 314 Bcfe partially offset by extensions and discoveries of 1,243 Bcfe. As of December 31, 2023, we had approximately 281,361 net acres in Haynesville and had a total of 772 wells on production that we operated. Below is a summary of our Haynesville operating results for 2023:

	For the years ended December 31,
	2023	2022
Acreage
Net undeveloped acres	32,875	42,885
Net developed acres	248,486	242,705
Total net acres	281,361	285,590

Net Production
Natural gas (Bcf)	635	679
Oil (MBbls)	30	20
Total production (Bcfe)	635	679

Reserves
Reserves (Bcfe)	4,975	5,959
Locations:
Proved developed producing (1)	1,149	1,124
Proved developed non-producing (2)	204	183
Proved undeveloped	232	315
Total locations	1,585	1,622

Gross Operated Well Count Summary
Drilled	50	71
Completed	61	72
Wells to sales	65	70

Capital Investments (in millions)
Drilling and completions, including workovers	$1,053	$1,130
Acquisition and leasehold	6	17
Seismic and other	2	3
Capitalized interest and expense	77	79
Total capital investments	$1,138	$1,229

Average completed well cost (in millions) (3)	$17.8	$15.8
Average lateral length (feet) (3)	8,532	8,984
(1)Excludes 1,169 and 1,045 wells as of December 31, 2023 and 2022, respectively, in which we have only a royalty interest.
(2)Excludes 32 and 34 wells as of December 31, 2023 and 2022, respectively, in which we have only a royalty interest.
(3)Average completed well cost and average lateral length for the years ended December 31, 2023 and 2022 include wells in the Haynesville and Bossier formations. Average well cost per foot increased primarily due to higher costs associated with the impact of inflation.
Our continued ability to bring our Haynesville production to market will depend on a number of factors including the construction of and/or the availability of capacity on gathering systems and pipelines that we do not own. We refer you to “Marketing” within Item 1 of Part I of this Annual Report for a discussion of our gathering and transportation arrangements for Haynesville production.
Other
Excluding 2,518,519 acres in New Brunswick, Canada, which have been subject to a government-imposed drilling moratorium since 2015, we did not hold any net undeveloped acres for the potential development of new resources as of

December 31, 2023 or December 31, 2022 in areas outside of Appalachia and Haynesville as these positions were either sold or expired during 2022.
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
On December 31, 2021, we closed on our Agreement and Plan of Merger with GEP Haynesville, LLC (“GEPH”), pursuant to which we acquired GEPH for aggregate consideration of approximately $1,726 million, consisting of a combination of $1,263 million cash (including post close adjustments) and 99,337,748 shares of our common stock, with GEPH becoming our wholly owned subsidiary (the “GEPH Merger” and, together with the Indigo Merger, the “Mergers”). The shares issued as consideration had an aggregate dollar value equal to approximately $463 million based on the closing price of $4.66 per share of Southwestern common stock on the NYSE on December 31, 2021. The GEPH Merger furthered the benefits of the Indigo Merger and enhanced our scale and operating and marketing optionality in the Haynesville.
See Note 2 to the consolidated financial statements of this Annual Report for more information on the Mergers.
Capital Investments

	For the years ended December 31,
(in millions)	2023	2022
E&P Capital Investments by Type
Exploratory and development drilling, including workovers	$1,812	$1,892
Acquisition of properties	69	81
Other	41	17
Capitalized interest and expenses	200	206
Total E&P capital investments (1)	$2,122	$2,196

E&P Capital Investments by Area
Appalachia	$938	$953
Haynesville	1,138	1,229
Other (1)	46	14
Total E&P capital investments	$2,122	$2,196
(1)Excludes $9 million and $13 million for the years ended December 31, 2023 and 2022, respectively, related to corporate capital investing.
Our E&P capital investing in 2023 totaled $2.1 billion.
•E&P capital investing in 2023 decreased 3%, primarily due to decreased activity in 2023 as compared to 2022 resulting from our moderation of activity related to the decrease in near-term natural gas prices.
•In 2023, we drilled 110 wells, completed 124 wells, placed 132 wells to sales and had 53 wells in progress at year-end.
•Of the 53 wells in progress at year-end, 22 were located in Appalachia and 31 were located in Haynesville.

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
Sales, Delivery Commitments and Customers
Sales. The following tables present historical information about our production volumes for natural gas, oil and NGLs and our average realized natural gas, oil and NGL sales prices:

	For the years ended December 31,
	2023	2022
Average net daily production (MMcfe/day)	4,573	4,748
Production:
Natural gas (Bcf)	1,438	1,520
Oil (MBbls)	5,602	4,993
NGLs (MBbls)	32,859	30,446
Total production (Bcfe)	1,669	1,733
•The decrease in production volumes in 2023 resulted primarily from a 44 Bcfe decrease in net production in Haynesville and a 20 Bcfe decrease in net production in Appalachia resulting from our moderation of activity related to the decrease in near-term natural gas prices and the impact of inflation. Our overall liquids production increased in 2023 as compared to 2022 primarily due to a higher allocation of capital investment to liquids-rich areas.
Average Realized Prices

	For the years ended December 31,
	2023	2022
Natural Gas Price:
NYMEX Henry Hub Price ($/MMBtu) (1)	$2.74	$6.64
Discount to NYMEX (2)	(0.63)	(0.66)
Average realized gas price, excluding derivatives ($/Mcf)	$2.11	$5.98
Gain on settled financial basis derivatives ($/Mcf)	0.03	0.08
Gain (loss) on settled commodity derivatives ($/Mcf)	0.22	(3.27)
Average realized gas price, including derivatives ($/Mcf)	$2.36	$2.79

Oil Price:
WTI oil price ($/Bbl) (3)	$77.62	$94.23
Discount to WTI (4)	(10.78)	(7.28)
Average realized oil price, excluding derivatives ($/Bbl)	$66.84	$86.95
Gain (loss) on settled derivatives ($/Bbl)	(9.63)	(36.12)
Average realized oil price, including derivatives ($/Bbl)	$57.21	$50.83

NGL Price:
Average realized NGL price, excluding derivatives ($/Bbl)	$21.38	$34.35
Gain (loss) on settled derivatives ($/Bbl)	1.08	(7.83)
Average realized NGL price, including derivatives ($/Bbl)	$22.46	$26.52
Percentage of WTI, excluding derivatives	28%	36%

Total Weighted Average Realized Price:
Excluding derivatives ($/Mcfe)	$2.46	$6.10
Including derivatives ($/Mcfe)	$2.67	$3.06
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
As of December 31, 2023, we had the following commodity price derivatives in place on our targeted future production:

	For the years ended December 31,
	2024	2025	2026
Natural gas (Bcf)	742	307	73
Oil (MBbls)	2,175	1,043	—
Ethane (MBbls)	4,897	—	—
Propane (MBbls)	4,008	63	—
Normal Butane (MBbls)	329	—	—
Natural Gasoline (MBbls)	329	—	—
Total financial protection on future production (Bcfe)	812	314	73
As of February 20, 2024, we had the following commodity price derivatives in place on our targeted 2024 and future production:

	For the years ended December 31,
	2024	2025	2026
Natural gas (Bcf)	660	234	—
Oil (MBbls)	2,174	1,043	—
Ethane (MBbls)	6,237	1,095	—
Propane (MBbls)	5,683	976	—
Normal Butane (MBbls)	1,320	548	—
Natural Gasoline (MBbls)	1,502	730	—
Total financial protection on future production (Bcfe)	761	260	—
We intend to use derivatives to limit the impact of adverse price movements on a large portion of expected future production volumes to ensure certain desired levels of cash flow. We refer you to Item 7A of Part II of this Annual Report, “Quantitative and Qualitative Disclosures about Market Risk,” for further information regarding our derivatives and risk management as of December 31, 2023.
During 2023, the average price we received for our natural gas production, excluding the impact of derivatives and including the cost of transportation, was approximately $0.63 per Mcf lower than average NYMEX prices, a decreased basis differential of 5% over the prior year differential. Differences between NYMEX and price realized (basis differentials) are due primarily to locational differences and transportation cost.

The tables below present the amount of our future natural gas production in which the impact of basis volatility has been limited through derivatives and physical sales arrangements as of December 31, 2023:

	Volume (Bcf)	Basis Differential
Basis Swaps – Natural Gas
2024	82	$(0.72)
2025	9	(0.64)
Total	91

Physical NYMEX Sales Arrangements – Natural Gas (1)
2024	813	$(0.19)
2025	575	(0.12)
2026	418	(0.06)
2027	340	(0.03)
2028	302	(0.02)
2029	252	(0.01)
2030	105	(0.01)
Total	2,805
(1)Physical sales volumes are presented on a gross basis.
We refer you to Note 6 to the consolidated financial statements included in this Annual Report for additional discussion about our derivatives and risk management activities.
Delivery Commitments. As of December 31, 2023, we had natural gas delivery commitments of 1,342 Bcf in 2024 and 872 Bcf in 2025 under existing agreements. These amounts are well below our expected 2024 natural gas production from Appalachia and Haynesville and expected 2025 production from our available reserves, which are not subject to any priorities or curtailments that may affect quantities delivered to our customers or any priority allocations or price limitations imposed by federal or state regulatory agencies, or any other factors beyond our control that may affect our ability to meet our delivery commitments other than those discussed in Item 1A “Risk Factors” of Part I of this Annual Report. We expect to be able to fulfill all of our short-term and long-term delivery commitments to provide natural gas from our own production of available reserves; however, if we are unable to do so, we may have to purchase natural gas at market to fulfill our obligations.
Customers. Our E&P production is marketed primarily by our Marketing segment. Our customers include LNG exporters, major energy companies, utilities and industrial purchasers of natural gas. For the year ended December 31, 2023, one purchaser accounted for 14% of our revenues. A default or operational disruption on this account could have a material impact on the Company. For the year ended December 31, 2022, one purchaser accounted for 17% of our revenues. No other purchasers accounted for more than 10% of consolidated revenues.
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
Marketing
We engage in marketing activities which primarily support our E&P operations and generate revenue through the marketing of natural gas, oil and NGLs.

	For the years ended December 31,
	2023	2022
Marketing revenues (in millions)	$6,277	$14,521
Operating income (loss) (in millions)	$92	$101

Volumes marketed (Bcfe)	2,303	2,266

Percent natural gas production marketed from affiliated E&P operations	90%	94%
Percent oil and NGL production marketed from affiliated E&P operations	89%	88%
•Marketing operating income decreased $9 million for the year ended December 31, 2023, compared to 2022, primarily due to a $7 million decrease in the marketing margin, as well as a $2 million increase in operating expenses associated with higher personnel related costs.
•Marketing revenues decreased in 2023, compared to 2022, primarily due to a 57% decrease in the price received for volumes marketed partially offset by a 37 Bcfe increase in marketed volumes.
•The margin generated from marketing activities decreased $7 million for the year ended December 31, 2023, as compared to the prior year, primarily due to a 57% decrease in the price received for volumes marketed partially offset by a 2% increase in volumes marketed.
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
Appalachia. Our transportation portfolio for all products in Appalachia is highly diversified, allows us to capitalize on strengthening markets, including city-gate markets, and provides production flow assurance. Agreements with Rover Pipeline LLC and Mountaineer Xpress / Gulf Xpress pipelines allow us to access growing high-demand markets in the U.S. Gulf Coast region while low-cost transportation on other northeast pipelines allows us to capture in-basin pricing, and our agreements with Rover Pipeline LLC and Rockies Express Pipeline LLC provide access to Midwest markets. In addition to our natural gas transportation, we have ethane take-away capacity that provides direct access to Mont Belvieu pricing. Certain of our capacity agreements contain multiple extension and reduction options that allow us to right-size our transportation portfolio as needed for our production or to capture future market opportunities. The table below details our firm transportation, firm sales and total takeaway capacity over the next three years as of February 20, 2024:

	For the year ended December 31,
(MMBtu/d)	2024	2025	2026
Firm transportation (1)	2,286,237	2,173,754	1,890,613
Firm sales	515,676	149,988	74,949
Total firm takeaway – Appalachia	2,801,913	2,323,742	1,965,562
(1)We have extension options and potential contract renewal capacity of 125,000 MMBtu per day for 2024 and 278,500 MMBtu per day for 2025 for Appalachia.
Haynesville. Our transportation portfolio for Haynesville allows for access to the U.S. Gulf Coast and LNG corridor markets. Agreements with ETC Tiger, Gulf South and Enable Line CP provide transport to the Southeast Supply Header (“SESH”) and Perryville Hub, a central trading location with high demand and amply liquidity, while Acadian, Midcoast and LEAP pipelines deliver to the growing LNG corridor, with direct access to LNG shippers at sales prices close to Henry Hub pricing. Our diversified transportation portfolio provides flow optionality and allows for advantageous pricing year-round as the Haynesville maintains stability in basis throughout the year. The table below details our natural gas firm transportation, firm sales and total takeaway capacity over the next three years as of February 20, 2024:

	For the year ended December 31,
(MMBtu/d)	2024	2025	2026
Firm transportation (1)	1,139,519	1,232,008	1,036,071
Firm sales	2,072,188	1,766,376	1,535,343
Total firm takeaway – Haynesville	3,211,707	2,998,384	2,571,414
(1)We have extension options and potential contract renewal capacity of 200,000 MMBtu per day for 2024 and 200,000 MMBtu per day for 2025 for Appalachia.
Demand Charges
As of December 31, 2023, our obligations for demand and similar charges under the firm transportation agreements and gathering agreements totaled approximately $9.3 billion, $1,015 million of which related to access capacity on future pipeline and gathering infrastructure projects that still require the granting of regulatory approvals and additional construction efforts. We also have guarantee obligations of up to $808 million of that amount. We regularly monitor our proved reserves to ensure sufficient availability to fully utilize our firm transportation commitments.
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
Customers
Our marketing customers include LNG exporters, major energy companies, utilities and industrial purchasers of natural gas. For the year ended December 31, 2023, one purchaser accounted for 14% of our revenues. A default or operational disruption on this account could have a material impact on the Company.  For the year ended December 31, 2022, one purchaser accounted for 17% of our revenues. No other purchasers accounted for more than 10% of consolidated revenues.

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

The Resource Conservation and Recovery Act, as amended, or RCRA, generally does not regulate wastes generated by the exploration and production of natural gas and oil. RCRA specifically excludes from the definition of hazardous waste “drilling fluids, produced waters, and other wastes associated with the exploration, development, or production of crude oil, natural gas or geothermal energy.” However, legislative and regulatory initiatives have been considered from time to time that would reclassify certain natural gas and oil exploration and production wastes as “hazardous wastes,” which would make the reclassified wastes subject to more stringent handling, disposal and clean-up requirements. If such measures were enacted, it could have a significant impact on our operating costs.
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
The scope of federal jurisdictional reach over WOTUS has been subject to substantial revision in recent years. In 2015, the EPA and the U.S. Army Corps of Engineers (“Corps”) issued a rule defining the scope of the EPA’s and the Corps’ jurisdiction over WOTUS, which never took effect before being replaced by the Navigable Waters Protection Rule (“NWPR”) in 2020. A coalition of states and cities, environmental groups, and agricultural groups challenged the NWPR, which was vacated by a federal district court in August 2021. In January 2023, the EPA and the Corps issued a final rule that based the definition of WOTUS on the pre-2015 definition. Separately, in May 2023, the U.S. Supreme Court’s decision in Sackett v. EPA narrowed federal jurisdiction over wetlands to “traditional navigable waters” and wetlands or other waters that have a “continuous surface connection” with or are otherwise indistinguishable from traditional navigable water. In September 2023, the EPA and the Corps published a direct-to-final rule that conforms the regulatory definition of WOTUS to the Supreme Court’s May 2023 decision in Sackett. However, litigation opposing the September 2023 final rule remains ongoing and substantial uncertainty exists with respect to future implementation of the September 2023 rule and the scope of the CWA jurisdiction more generally. In addition, in an April 2020 decision defining the scope of the CWA that was issued days after the NWPR was published, the U.S. Supreme Court held that, in certain cases, discharges from a point source to a WOTUS through groundwater require a permit if the discharge is the “functional equivalent” of a direct discharge. The Court rejected the EPA and the Corps’ assertion that groundwater should be totally excluded from the CWA. In November 2023, the EPA issued draft guidance describing the functional equivalent analysis and the information that should be used to determine which discharges through groundwater may require a permit. If finalized, the guidance could subject previously unregulated discharges to CWA permit requirements. As a result, future implementation is uncertain at this time.
The Oil Pollution Act, as amended, or OPA, and regulations promulgated thereunder impose a variety of requirements on “responsible parties” related to the prevention of oil spills and liability for damages resulting from such spills into WOTUS. A “responsible party” includes the owner or operator of an onshore facility, pipeline or vessel, or the lessee or permittee of the area in which an offshore facility is located. OPA assigns liability to each responsible party for oil cleanup costs and a variety of public and private damages. Although liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulation. If the party fails to report a spill or to cooperate fully in the cleanup, liability limits likewise do not apply.  Few defenses exist to the liability imposed by OPA. OPA imposes ongoing requirements on a responsible party, including the preparation of oil spill response plans and proof of financial responsibility to cover environmental cleanup and restoration costs that could be incurred in connection with an oil spill. Oil accounted for 2% of our total production in 2023, 2% in 2022 and 3% in 2021.
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

Air Emissions. The Clean Air Act, as amended, restricts emissions into the atmosphere. Various activities we conduct as part of our operations, such as drilling, pumping and the use of vehicles, can result in emissions to the environment. We must obtain permits, typically from local authorities, to conduct various regulated activities. Federal and state governmental agencies are taking steps to regulate methane and other emissions from oil and natural gas activities, and further regulation could increase our costs or restrict our ability to produce. For example, in November 2021, the EPA issued a proposed rule under the Clean Air Act’s New Source Performance Standards (“NSPS”), known as Subpart OOOOa, which is intended to reduce methane emissions from new and existing oil and gas sources. The proposed rule would make the existing regulations in Subpart OOOOa more stringent and create a Subpart OOOOb to expand reduction requirements for new, modified, and reconstructed oil and gas sources, including standards focusing on certain source types that have never been regulated under the Clean Air Act (including intermittent vent pneumatic controllers, associated gas, and liquids unloading facilities). In addition, the proposed rule would establish “Emissions Guidelines,” creating a Subpart OOOOc that would require states to develop plans to reduce methane emissions from existing sources that must be at least as effective as presumptive standards set by the EPA. In November 2022, the EPA issued a proposed rule supplementing the November 2021 proposed rule. Among other things, the November 2022 supplemental proposed rule removes an emissions monitoring exemption for small wellhead-only sites and creates a new third-party monitoring program to flag large emissions events, referred to in the proposed rule as “super emitters”. In December 2023, the EPA announced a final rule, which among other things, requires the phase out of routine flaring of natural gas from newly constructed wells (with some exceptions) and routine leak monitoring at all well sites and compressor stations. Notably, the EPA updated the applicability date for Subparts OOOOb and OOOOc to December 6, 2022, meaning that sources constructed prior to that date will be considered existing sources with later compliance deadlines under the state plans. The final rule gives states, along with federal tribes that wish to regulate existing sources, two years to develop and submit their plans for reducing methane emissions from existing sources. The final emissions guidelines under Subpart OOOOc provide three years from the plan submission deadline for existing sources to comply. In addition, we are required to report emissions of various greenhouse gases, including methane. In addition, in August 2022, the current administration signed into law the Inflation Reduction Act of 2022. Among other things, the Inflation Reduction Act amends the Clean Air Act to include a Methane Emissions and Waste Reduction Incentive Program for petroleum and natural gas systems. This program requires the EPA to impose a “waste emissions charge” on certain oil and gas sources that are already required to report under the EPA’s Greenhouse Gas Reporting Program. In order to implement the program, the Inflation Reduction Act required revisions to greenhouse gas reporting regulations for petroleum and natural gas systems (Subpart W) by 2024. In July 2023, the EPA proposed to expand the scope of the Greenhouse Gas Reporting Program for petroleum and natural gas facilities, as required by the Inflation Reduction Act. Among other things, the proposed rule would expand the emissions events that are subject to reporting requirements to include “other large release events” and apply reporting requirements to certain new sources and sectors. The rule is expected to be finalized in the spring of 2024 and become effective on January 1, 2025, in advance of the deadline for greenhouse gas reporting for 2024 (March 2025). In January 2024, the EPA proposed a rule implementing the Inflation Reduction Act’s methane emissions charge. The proposed rule includes potential methodologies for calculating the amount by which a facility’s reported methane emissions are below or exceed the waste emissions thresholds and contemplates approaches for implementing certain exemptions created by the Inflation Reduction Act. The methane emissions charge imposed under the Methane Emissions and Waste Reduction Incentive Program for 2024 would be $900 per ton emitted over annual methane emissions thresholds, and would increase to $1,200 in 2025, and $1,500 in 2026. The emissions fee and funding provisions of the law could increase operating costs within the oil and gas industry and accelerate the transition away from fossil fuels, which could in turn adversely affect our business and results of operations.
Threatened and Endangered Species. The Endangered Species Act and comparable state laws protect species threatened with possible extinction. Similar protections are afforded to migratory birds under the Migratory Bird Treaty Act (“MBTA”).  Protection of threatened and endangered species may have the effect of prohibiting or delaying us from obtaining drilling and other permits and may include restrictions on road building and other activities in areas containing the affected species or their habitats. Based on the species that have been identified and listed to date, we do not believe there are any species protected under the Endangered Species Act that would materially and adversely affect our operations at this time. To the extent species that are listed under the Endangered Species Act or similar state laws, or are protected under the MBTA, live in the areas where we operate, our ability to conduct or expand operations could be limited, or we could be forced to incur material additional costs. Moreover, our drilling activities may be delayed, restricted or precluded in protected habitat areas or during certain seasons, such as breeding and nesting seasons. The designation of previously unidentified endangered or threatened species could cause our operations to become subject to operating restrictions or bans, and limit future development activity in affected areas. In addition, the U.S. Fish and Wildlife Service and similar state agencies may designate critical or suitable habitat areas that they believe are necessary for the survival of threatened or endangered species. Such a designation could materially restrict use of or access to federal, state and private lands, which may reduce the profitability of our interests to the extent they are associated with such designations. There is also increasing interest in natural resource-related matters beyond protected species, such as general biodiversity, which may similarly require us or our customers to incur costs or take other measures which may adversely impact our business or operations.

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
In the past several years, there has been an increased focus on the environmental aspects of hydraulic fracturing, both in the United States and abroad. In the United States, hydraulic fracturing is typically regulated by state oil and natural gas commissions, but federal agencies have started to assert regulatory authority over certain aspects of the process. In addition to the EPA’s Subpart OOOO regulations discussed above, the EPA finalized pretreatment standards that prohibit the indirect discharge of wastewater from onshore unconventional oil and gas extraction facilities to publicly owned treatment works. Based on our current operations and practices, management believes such rules will not have a material adverse impact on our financial position, results of operations or cash flows, but these matters are subject to inherent uncertainties and management’s view may change in the future.
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
Greenhouse Gas Emissions and Climate Change. In response to findings regarding the potential impact of emissions of carbon dioxide, methane and other greenhouse gases on human health and the environment, the EPA has adopted regulations under existing provisions of the federal Clean Air Act that, among other things, establish Prevention of Significant Deterioration, or PSD, construction and Title V operating permit reviews for certain large stationary sources. The Company’s operations are not currently impacted by said regulations. Facilities required to obtain PSD permits for their greenhouse gas emissions also will be required to meet “best available control technology” standards that will be established on a case-by case basis. In addition, the EPA adopted rules requiring the monitoring and reporting of greenhouse gas emissions from specified onshore and offshore oil and gas production sources in the United States on an annual basis, which includes certain of our operations. The EPA also finalized rules in December 2023 intended to reduce methane emissions from new and existing oil and gas sources (discussed above). EPA rulemakings related to greenhouse gas emissions could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified sources.
In recent years, the U.S. Congress has considered legislation to reduce emissions of greenhouse gases, including methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of natural gas. It presently appears unlikely that comprehensive climate legislation will be passed by either house of Congress in the near future, although energy legislation and other regulatory initiatives have been proposed that are relevant to greenhouse gas emissions issues. For example, the Inflation Reduction Act of 2022, which appropriates significant federal funding for renewable energy initiatives and, for the first time ever, imposes a fee on greenhouse gas emissions from certain oil and gas facilities, was signed into law in August 2022 (discussed above). The emissions fee and funding provisions of the law could increase operating costs within the oil and gas industry and accelerate the transitions away from fossil fuels, which could in turn adversely affect our business and results of operations. Moreover, the current administration has highlighted addressing climate change as a priority and has issued several Executive Orders addressing climate change. In addition, a number of states, including states in which we operate, have enacted or passed measures to track and reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and regional greenhouse gas cap-and-trade programs.  Most of these cap-and-trade programs require major sources of emissions or major producers of fuels to acquire and surrender emission allowances, with the number of allowances available for purchase reduced each year until the overall greenhouse gas emission reduction goal is achieved. These reductions may cause the cost of allowances to escalate significantly over time.
Additionally, in March 2022, the SEC issued a proposed rule regarding the enhancement and standardization of mandatory climate-related disclosures for investors. The proposed rule would require registrants to include certain climate-related disclosures in their registration statements and periodic reports, including, but not limited to, information about the registrant’s governance of climate-related risks and relevant risk management processes; climate-related risks that are reasonably likely to have a material impact on the registrant’s business, results of operations, or financial condition and their actual and likely climate-related impacts on the registrant’s business strategy, model, and outlook; climate-related targets, goals and transition plan (if any); certain climate-related financial statement metrics in a note to their audited financial statements; Scope 1 and Scope 2 GHG emissions; and Scope 3 GHG emissions and intensity, if material, or if the registrant has set a GHG emissions reduction target, goal or plan that includes Scope 3 GHG emissions. Although the proposed rule’s ultimate date of effectiveness and the final form and substance of these requirements is not yet known and the ultimate scope and impact on our business is uncertain, compliance with the proposed rule, if finalized, may result in increased legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place strain on our personnel, systems and resources.
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
In December 2015, over 190 countries, including the United States, reached an agreement to reduce global greenhouse gas emissions (the “Paris Agreement”). The Paris Agreement entered into effect in November 2016 after more than 70 nations, including the United States, ratified or otherwise indicated their intent to be bound by the agreement. In 2021, the United States re-joined the Paris Agreement, and publicly announced that it was setting an economy-wide target of reducing U.S. greenhouse gas emissions by 50-52 percent below 2005 levels by 2030. The United States also announced the Global Methane Pledge, a pact that aims to reduce global methane emissions at least 30% below 2020 levels by 2030, including “all feasible reductions” in the energy sector. Since its formal launch at the United Nations 26th Conference of Parties, over 150 countries have joined the pledge. Furthermore, many state and local leaders have intensified or stated their intent to intensify efforts to support the international climate commitments. At the 27th Conference of Parties, the current administration announced the EPA’s supplemental proposed rule to reduce methane emissions from existing oil and gas sources, and agreed, in conjunction with the European Union and a number of other partner countries, to develop standards for monitoring and reporting methane emissions to help create a market for low methane-intensity natural gas. At the 28th Conference of Parties, member countries entered into an agreement that calls for actions toward achieving, at a global scale, a tripling of renewable energy capacity and doubling energy efficiency improvements by 2030. The goals of the agreement, among other things, are to accelerate efforts toward the phase-down of unabated coal power, phase out inefficient fossil fuel subsidies, and take other measures that drive the transition away from fossil fuels in energy systems. Various state and local governments have also publicly committed to furthering the goals of the Paris Agreement. To the extent that governmental entities in the United States or other countries implement or impose climate change regulations on the oil and gas industry, it could have an adverse effect on our business.
The Company is committed to responsible energy development, and we recognize stakeholder concerns about climate change. We also understand that regulations and practices aimed at protecting the environment, and specifically reducing greenhouse gas emissions, can affect our business. We consider addressing these issues as part of our risk management process. We have published an updated climate change scenario analysis as a part of our 2023 Corporate Responsibility Report (which covers the year 2022 and is not incorporated by reference into this filing). This report and our corporate responsibility reporting is informed by recommendations from the Task Force on Climate-Related Financial Disclosures framework.
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
Workplace Culture/Respect, Diversity, and Inclusion. Southwestern is committed to respect in the workplace. We believe that sound, collaborative and respectful relationships among Company employees are essential to achieving and maintaining a high level of productivity and ethical business conduct. All employees are required to participate in a program addressing workplace behavior and respect on an annual basis. We recognize that every person should be treated fairly, and that every employment-related decision should be based on merits and qualifications for a particular job, including capability, performance and reflection of our corporate mission and values. Our policy requires that all decisions regarding recruiting, hiring, training, evaluation, assignment, advancement and termination of employment are made without unlawful discrimination on the basis of race, color, national origin, ancestry, citizenship, sex, sexual orientation, gender identity or expression, religion, age, pregnancy, disability, present military status or veteran status, genetic information, marital status or any other factor that the law protects from employment discrimination. We also seek to support workplace respect, diversity and inclusion through actively recruiting with key diversity organizations, working to build a diverse and local talent pool by encouraging diversity in science, technology, engineering and math education. We rolled out our Diversity and Inclusiveness training during 2022. From 2022 through 2023, over 93% of our employees, including officers and executive management, attended Diversity and Inclusiveness training. We intend to continue to support and expand diversity initiatives within our organization.
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
As of December 31, 2023, we had 1,165 total employees, a 4% increase compared to year-end 2022. None of our employees were covered by a collective bargaining agreement at year-end 2023. We believe that our relationships with our employees are good.
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
Information on our website is not incorporated into this Annual Report on Form 10-K or our other filings with the SEC and is not a part of them.
Executive Officers of the Registrant
The following table shows certain information as of February 20, 2024 about our executive officers, as defined in Rule 3b-7 of the Exchange Act:

Name	Age	Officer Position
William J. Way	64	President and Chief Executive Officer
Carl F. Giesler, Jr.	52	Executive Vice President and Chief Financial Officer
Clayton A. Carrell	58	Executive Vice President and Chief Operating Officer
Derek W. Cutright	46	Senior Vice President – Division Head
John P. Kelly	53	Senior Vice President – Division Head
Andy Huggins	43	Senior Vice President – Division Head
Quentin Dyson	54	Senior Vice President – Operations Services
Chris Lacy	46	Senior Vice President – General Counsel and Secretary
Carina Gillenwater	48	Senior Vice President – Chief Human Resources Officer
Dennis Price	59	Senior Vice President – Marketing, Transportation and Commercial
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
Mr. Huggins was appointed Senior Vice President – Division Head in September 2021, having previously served as Vice President of Commercial and Business Development since March 2018. Prior to that he served in various operational and technical leadership roles since joining the Company in 2007.
Mr. Dyson was appointed Senior Vice President of Operations Services in April 2019. He held Vice President roles at EP Energy and BP before joining SWN in January 2018 as Vice President – Operations Services.
Mr. Lacy was appointed Senior Vice President – General Counsel and Secretary in October 2023 having previously served as Vice President – General Counsel and Secretary since 2020. Prior to that he served in other various roles of increasing responsibility in the legal department since joining the Company in 2014.
Mrs. Gillenwater was appointed Senior Vice President – Chief Human Resources Officer in October 2023 having previously served as Vice President – Human Resources since joining the Company in June 2018. Prior to joining the Company, she served as Global Vice President of Human Resources at Nabors Industries and Vice President of Human Resources at Smith International / Schlumberger Ltd.
Mr. Price was appointed Senior Vice President – Marketing, Transportation and Commercial in May 2023 having previously served as Vice President, Marketing and Trading for EP Energy prior to joining the Company. Prior to that he served in various leadership roles at El Paso.
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
For example, in 2023 and 2022, the NYMEX settlement price for natural gas ranged from a low of $1.99 per MMBtu in April 2023 to a high of $9.35 per MMBtu in September 2022, and during these periods our production was 86% and 88% natural gas, respectively. Although we hedge a large portion of our production against changing prices, derivatives do not protect all our future volumes, may result in our forgoing profit opportunities if markets rise and, for NGLs, are not always available for substantial periods into the future. In 2023, we received $345 million, net of amounts we paid, in settlement of hedging arrangements due to decreased commodity pricing.
Lower natural gas, oil and NGL prices directly reduce our revenues and thus our operating income and cash flow. Lower prices also reduce the projected profitability of further drilling and therefore are likely to reduce our drilling activity, which in turn means we will have fewer wells on production in the future. Lower prices also reduce the value of our assets, both by a direct reduction in what the production would be worth and by making some properties uneconomic, resulting in non-cash impairments to the recorded value of our reserves and non-cash charges to earnings. For example, in 2023, we reported non-cash impairment charges on our natural gas and oil properties totaling $1,710 million, primarily resulting from decreases in trailing 12-month average first-day-of-the-month natural gas prices throughout 2023, as compared to 2022. Given the decline in commodity prices during 2023 and early 2024, the Company expects that an additional non-cash impairment of its assets will likely occur in the first quarter of 2024 and perhaps later.
As of December 31, 2023, we had less than $4.0 billion of debt outstanding, consisting principally of senior notes maturing in various increments from 2025 to 2032 and $220 million of borrowings under our 2022 credit facility (defined below), which matures in 2027. At current commodity price levels, our net cash flow from operations is substantially higher than our interest obligations under this debt, but significant drops in realized prices could affect our ability to pay our current obligations or refinance our debt as it becomes due.
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
We have entered into gathering agreements in producing areas and multiple long-term firm transportation agreements relating to natural gas volumes from all our producing areas. As of December 31, 2023, our aggregate demand charge commitments under these firm transportation agreements and gathering agreements were approximately $9.3 billion. If our development programs fail to produce sufficient quantities of natural gas and ethane to fill the contracted capacity within expected timeframes, we would be required to pay demand or other charges for transportation on pipelines and gathering systems for capacity that we would not be fully utilizing. In those situations, which have occurred on a small scale at various times, we endeavor to sell or transfer that capacity to others or fill the excess capacity with production purchased from third parties. There can be no assurance that these measures will recoup the full cost of the unused transportation.
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
Approximately 30,755 and 3,032 net acres of our Appalachia and Haynesville acreage, respectively, will expire in the next three years if we do not drill successful wells to develop the acreage or otherwise take action to extend the leases. Our ability to drill wells depends on a number of factors, including certain factors that are beyond our control, such as the ability to obtain permits on a timely basis or to compel landowners or lease holders on adjacent properties to cooperate. Further, we may not have sufficient capital to drill all the wells necessary to hold the acreage without increasing our debt levels, or given price projections at the time, drilling may not be projected to achieve a sufficient return or be judged to be the best use of our capital. To the extent we do not drill the wells, our rights to acreage can be lost.
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
Water is an essential component of drilling and hydraulic fracturing processes. Limitations or restrictions on our ability to secure sufficient amounts of water, which may be enhanced by changes in weather patterns, or to dispose of or recycle water after use, could adversely impact our operations. In some cases, water may need to be obtained from new sources and transported to drilling sites, resulting in increased costs. Moreover, the introduction of new environmental initiatives and regulations related to water acquisition or waste water disposal, including produced water, drilling fluids and other wastes associated with the exploration, development or production of hydrocarbons, could limit or prohibit our ability to utilize hydraulic fracturing or waste water injection control wells.
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
A large portion of our producing properties currently are geographically concentrated in the Appalachian basin in Pennsylvania, West Virginia and Ohio. At December 31, 2023, approximately 75% of our total estimated proved reserves were attributable to properties located in the Appalachian basin. As a result, we may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, state and local politics, processing or transportation capacity constraints, market limitations, availability of equipment and personnel, water shortages and other disruptions due to climate patterns, severe weather or interruption of the processing or transportation of natural gas, oil or NGLs.
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
In addition to credit risk related to receivables from commodity derivative contracts, our principal exposures to credit risk are through receivables resulting from the sale of our natural gas, oil and NGL production that we market to energy companies, end users and refineries ($553 million as of December 31, 2023). We are also subject to credit risk due to concentration of receivables with several significant customers. The largest purchaser of our products during the year ended December 31, 2023 accounted for approximately 14% of our product revenues. We do not require all of our customers to post collateral. The inability or failure of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial condition.
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
At December 31, 2023, we had substantial amounts of net operating loss carryforwards (“NOLs”) and other attributes for U.S. federal and state income tax purposes. Due to the issuance of common stock in 2021 associated with the Indigo Merger, we incurred a cumulative ownership change under Sections 382 and 383 of the Internal Revenue Code (“Code”), and as such, our NOLs and other attributes prior to the acquisition are subject to an annual limitation under Section 382 of the Code of approximately $48 million. The ownership change and resulting annual limitation will result in the expiration of NOLs or other tax attributes otherwise available. At December 31, 2023, we had approximately $4 billion of federal NOLs, of which approximately $3 billion have an expiration date between 2035 and 2037 and $1 billion have an indefinite carryforward life. We currently estimate that approximately $2 billion of these federal NOLs will expire before they are able to be used. If a subsequent ownership change were to occur as a result of future transactions in our common stock, our use of remaining U.S. tax attributes may be further limited.
We may experience adverse or unforeseen tax consequences due to further developments affecting our deferred tax assets which could significantly affect our results of operations.
Deferred tax assets, including NOLs, represent future savings of taxes that would otherwise be paid in cash. As discussed above, at December 31, 2023, we had substantial amounts of NOLs for U.S. federal and state income tax purposes. Our ability to utilize our deferred tax assets is dependent on the amount of future pre-tax income that we are able to generate through our operations or sale of assets and the applicable U.S. federal income tax and state tax laws. If management concludes that it is more likely than not that some or all of the benefit from the deferred tax assets will not be realized, a valuation allowance will be recognized in the period that this conclusion is reached.
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
As dependence on digital technologies has increased, cyber incidents, including deliberate attacks or unintentional events, have also increased. Our technologies, systems, networks, and those of our business associates are the target of cyber-attacks, which could lead to disruptions in critical systems, unauthorized release of confidential or protected information, corruption of data or other disruptions of our business operations. In addition, certain cyber incidents, such as surveillance, may remain undetected for an extended period.
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
Moreover, while we create and publish voluntary disclosures regarding ESG matters from time to time, some of the statements in those voluntary disclosures may be based on hypothetical expectations and assumptions that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring and reporting on many ESG matters. In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings could lead to increased negative investor sentiment toward us and our industry and to the diversion of investment to other industries, which could have a negative impact on our stock price and our access to and costs of capital. In addition, failure or a perception (whether or not valid) of failure to implement our ESG strategy or achieve sustainability goals and targets we have set, including emissions reduction targets, could damage our reputation, causing our investors or consumers to lose confidence in our Company and brands, and negatively impact our operations. Our continuing efforts to research, establish, accomplish and accurately report on the implementation of our ESG strategy, including any ESG goals, may also create additional operational risks and expenses and expose us to reputational, legal and other risks.
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
Our ability to develop natural gas, oil and NGLs depends on the leases and other mineral rights we acquire and the rights of owners of nearby properties. We operate in areas where judicial decisions have not yet definitively interpreted various contractual provisions or addressed relevant aspects of property rights, nuisance and other matters that could be the source of claims against us as a developer or operator of properties. Although we plan our activities according to our expectations of these unresolved areas, based on decisions on similar issues in these jurisdictions and decisions from courts in other states that have addressed them, courts could resolve issues in ways that increase our liabilities or otherwise restrict or add costs to our operations.
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
We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change in control would be beneficial to our existing stockholders, which, under certain circumstances, could reduce the market price of our common stock. In addition, protective provisions in our Amended and Restated Certificate of Incorporation, as amended, and Second Amended and Restated Bylaws or the implementation by our Board of Directors of a stockholder rights plan that could deter a takeover.
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

A pandemic may negatively affect our business, operating results and financial condition.
As a result of a pandemic, we may experience in the future, among other things, a reduction in demand for natural gas, oil, NGLs and other products derived therefrom, and may experience in the future reduced availability of personnel, equipment and services critical to our ability to operate our properties, which could in the future adversely impact, our business, results of operations and overall financial performance.
Risks Related to our Indebtedness and Financing Abilities
A downgrade in our credit rating could negatively impact our cost of and ability to access capital and our liquidity.
Actual or anticipated changes or downgrades in our credit ratings, including any announcement that our ratings are under review for a downgrade, could impact our ability to access debt markets in the future to refinance existing debt or obtain additional funds, affect the market value of our senior notes and increase our borrowing costs. Such ratings are limited in scope, and do not address all material risks relating to us, but rather reflect only the view of each rating agency of the likelihood we will be able to repay our debt at the time the rating is issued. An explanation of the significance of each rating may be obtained from the applicable rating agency. As of February 20, 2024, our long-term issuer ratings were Ba1 by Moody’s, BB+ by Standard and Poor’s and BB+ by Fitch Investor Services. There can be no assurance that such credit ratings will remain in effect for any given period of time or that such ratings will not be lowered, suspended or withdrawn entirely by the rating agencies, if, in each rating agency’s judgment, circumstances so warrant.
Actual downgrades in our credit ratings may also impact our interest costs and liquidity. The interest rates under certain of our senior notes increases as credit ratings fall. Many of our existing commercial contracts contain, and future commercial contracts may contain, provisions permitting the counterparty to require increased security upon the occurrence of a downgrade in our credit rating. Providing additional security, such as posting letters of credit, could reduce our available cash or our liquidity under our 2022 credit facility for other purposes. We had no of letters of credit outstanding at December 31, 2023. The amount of additional financial assurance would depend on the severity of the downgrade from the credit rating agencies, and a downgrade could result in a decrease in our liquidity.
Our current and future levels of indebtedness may adversely affect our results and limit our growth.
At December 31, 2023, we had total indebtedness of less than $4.0 billion. The terms of the indentures governing our outstanding senior notes, our credit facilities, and the lease agreements relating to our drilling rigs, other equipment and headquarters building, which we collectively refer to as our “financing agreements,” impose restrictions on our ability and, in some cases, the ability of our subsidiaries to take a number of actions that we may otherwise desire to take, which may include, without limitation, one or more of the following:
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

2.Maximum total net leverage ratio of not greater than, with respect to the prior four fiscal quarters ending on or after March 31, 2022, 4.00 to 1.00. Total net leverage ratio is defined as total debt less cash on hand (up to the lesser of 10% of credit limit or $150 million) divided by consolidated EBITDAX for the last four consecutive quarters. Consolidated EBITDAX, as defined in the credit agreement governing the Company’s 2022 credit facility, excludes the effects of interest expense, depreciation, depletion and amortization, income tax, any non-cash impacts from impairments, certain non-cash hedging activities, stock-based compensation expense, non-cash gains or losses on asset sales, unamortized issuance cost, unamortized debt discount and certain restructuring costs.
As of December 31, 2023, we were in compliance with all of the covenants of our 2022 credit facility. Our ability to comply with these financial covenants depends in part on the success of our development program and upon factors beyond our control, such as the market prices for natural gas, oil and NGLs.
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
The amount we may borrow under our 2022 credit facility is capped at the lower of the total of our bank commitments and a “borrowing base” determined from time to time by the lenders based on our reserves, market conditions and other factors. As of December 31, 2023, the borrowing base was reaffirmed at $3.5 billion in October 2023 and we had total aggregate elected commitments of $2.0 billion. The borrowing base is subject to scheduled semiannual and other elective collateral borrowing base redeterminations based on our natural gas, oil and NGL reserves and other factors. As of December 31, 2023, we had $220 million of outstanding borrowings under the 2022 credit facility, no of letters of credit issued and our unused borrowing capacity was approximately $1.8 billion which exceeds our currently modeled needs. Any significant reduction in our borrowing base as a result of borrowing base redeterminations or otherwise may negatively impact our liquidity and our ability to fund our operations and, as a result, may have a material adverse effect on our financial position, results of operation and cash flow. Further, if the outstanding borrowings under our 2022 credit facility were to exceed the lower of our elected commitments level and the borrowing base as a result of any such redetermination or other reasons, we would be required to repay the excess within a brief period. We may not have sufficient funds to make such repayments. If we do not have sufficient funds and we are otherwise unable to negotiate renewals of our borrowings or arrange new financing, we may have to sell significant assets. Any such sale could have a material adverse effect on our business and financial results.
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
In November 2021, the EPA issued a proposed rule intended to reduce methane emissions from new and existing oil and gas sources. The proposed rule would make the existing regulations in Subpart OOOOa more stringent and create a Subpart OOOOb to expand reduction requirements for new, modified, and reconstructed oil and gas sources, including standards focusing on certain source types that have never been regulated under the Clean Air Act (including intermittent vent pneumatic controllers, associated gas, and liquids unloading facilities). In addition, the proposed rule would establish “Emissions Guidelines,” creating a Subpart OOOOc that would require states to develop plans to reduce methane emissions from existing sources that must be at least as effective as presumptive standards set by the EPA. In November 2022, the EPA issued a proposed rule supplementing the November 2021 proposed rule. Among other things, the November 2022 supplemental rule removes an emissions monitoring exemption for small wellhead-only sites and creates a new third-party monitoring program to flag large emissions events, referred to in the proposed rule as “super emitters”. In December 2023, the EPA announced a final rule, which, among other things, requires the phase out of routine flaring of natural gas from newly constructed wells (with some exceptions) and routine leak monitoring at all well sites and compressor stations. Notably, the EPA updated the applicability date for Subparts OOOOb and OOOOc to December 6, 2022, meaning that sources constructed prior to that date will be considered existing sources with later compliance deadlines under state plans. The final rule gives states, along with federal tribes that wish to regulate existing sources, two years to develop and submit their plans for reducing methane emissions from existing sources. The final emissions guidelines under Subpart OOOOc provide three years from the plan submission deadline for existing sources to comply. Although there may be an adverse financial impact (including compliance costs, potential permitting delays and increased regulatory requirements) associated with these regulatory changes, the extent and magnitude of impacts cannot be reliably or accurately estimated due to the present uncertainty regarding any additional measures and how they will be implemented.
In recent years, the U.S. Congress has considered legislation to reduce emissions of greenhouse gases, including methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of natural gas. It presently appears unlikely that comprehensive climate legislation will be passed by either house of Congress in the near future, although energy legislation and other regulatory initiatives have been proposed that are relevant to greenhouse gas emissions issues. For example, the Inflation Reduction Act of 2022, which appropriates significant funding for renewable energy initiatives and, for the first time ever, imposes a fee on greenhouse gas emissions from certain oil and gas facilities, was signed into law in August 2022. The Inflation Reduction Act amends the Clean Air Act to include a Methane Emissions and Waste Reduction Incentive Program, which requires the EPA to impose a “waste emissions charge” on certain natural gas and oil sources that are already required to report under EPA’s Greenhouse Gas Reporting Program. In order to implement the program, the Inflation Reduction Act required revisions to greenhouse gas reporting regulations for petroleum and natural gas systems (Subpart W) by 2024. In July 2023, the EPA proposed to expand the scope of the Greenhouse Gas Reporting Program for petroleum and natural gas facilities, as required by the Inflation Reduction Act. Among other things, the proposed rule would expand the emissions events that are subject to reporting requirements to include “other large release events” and apply reporting requirements to certain new sources and sectors. The rule is expected to be finalized in the spring of 2024 and become effective on January 1, 2025, in advance of the deadline for greenhouse gas reporting for 2024 (March 2025). In January 2024, the EPA proposed a rule implementing the Inflation Reduction Act’s methane emissions charge. The proposed rule includes potential methodologies for calculating the amount by which a facility’s reported methane emissions are below or exceed the waste emissions thresholds and contemplates approaches for implementing certain exemptions created by the Inflation Reduction Act. The methane emissions charge imposed under the Methane Emissions and Waste Reduction Incentive Program for 2024 would be $900 per ton emitted over annual methane emissions thresholds, and would increase to $1,200 in 2025, and $1,500 in 2026. The emissions fee and funding provisions of the law could increase operating costs within the oil and gas industry and accelerate the transition away from fossil fuels, which could in turn adversely affect our business and results of operations. Moreover, the current administration has highlighted addressing climate change as a priority and has issued several Executive Orders addressing climate change. In addition, a number of states, including states in which we operate, have enacted or passed measures to track and reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories, carbon taxes, policies and incentives to encourage the use of renewable energy or alternative low-carbon fuels, and regional greenhouse gas cap-and-trade programs. Most of these cap-and-trade programs require major sources of emissions or major producers of fuels to acquire and surrender emission allowances, with the number of allowances available for purchase reduced each year until the overall greenhouse gas emission reduction goal is achieved. These reductions may cause the cost of allowances to escalate significantly over time.
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
In 2021, the United States rejoined the Paris Agreement and announced that it was setting an economy-wide target of reducing U.S. greenhouse gas emissions by 50-52 percent below 2005 levels by 2030. The United States also publicly announced the Global Methane Pledge, a pact that aims to reduce global methane emissions at least 30% below 2020 levels by 2030. Since its formal launch at the United Nations 26th Conference of Parties, over 150 countries have joined the pledge. Furthermore, many state and local leaders have intensified or stated their intent to intensify efforts to support the international climate commitments. At the 27th Conference of Parties, the current administration announced the EPA’s supplemental proposed rule to reduce methane emissions from existing oil and gas sources, and agreed, in conjunction with the European Union and a number of other partner countries, to develop standards for monitoring and reporting methane emissions to help create a market for low methane-intensity natural gas. At the 28th Conference of Parties, member countries entered into an agreement that calls for actions toward achieving, at a global scale, a tripling of renewable energy capacity and doubling energy efficiency improvements by 2030. The goals of the agreement, among other things, are to accelerate efforts toward the phase-down of unabated coal power, phase out inefficient fossil fuel subsidies, and take other measures that drive the transition away from fossil fuels in energy systems. Various state and local governments have also publicly committed to furthering the goals of the Paris Agreement. To the extent that governmental entities in the United States or other countries implement or impose climate change regulations on the oil and natural gas industry, or that investors insist on compliance regardless of legal requirements, it could have an adverse effect on our business.
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
•changes in oil and natural gas prices;
•volatility in the financial markets or other global economic factors;
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
Our business may be negatively impacted by adverse economic conditions or future disruptions in global financial markets. Included among these potential negative impacts are reduced energy demand and lower commodity prices, including due to the impact of pandemics, increased difficulty in collecting amounts owed to us by our customers and reduced access to credit markets. Our ability to access the capital markets may be restricted at a time when we would like, or need, to raise financing. If financing is not available when needed, or is available only on unfavorable terms, we may be unable to implement our business plans or otherwise take advantage of business opportunities or respond to competitive pressures. Historically, the United States and global economies and financial systems have experienced extreme volatility in prices of equity and debt securities, periods of diminished liquidity and credit availability, inability to access capital markets, the bankruptcy, failure, collapse, or sale of financial institutions, inflation, and an unprecedented level of intervention by the United States federal government and other governments. Weakness or uncertainty in the United States economy or other large economies could materially adversely affect our business and financial condition.
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
The implementation of derivatives legislation and changes in regulatory interpretation and action could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business.
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
The CFTC imposes regulations that place federal limits on positions in certain core futures and equivalent swaps contracts for or linked to certain physical commodities, subject to exceptions for certain bona fide hedging transactions. The CFTC also has a companion rule on aggregation of positions among entities under common ownership or control. It is too early to determine the precise effect of these rules on our business, but they may have an impact on our ability to hedge our exposure to certain enumerated commodities (whether using futures contracts, over-the-counter derivatives contracts or otherwise).
The CFTC has designated certain interest rate swaps and credit default swaps for mandatory clearing and mandatory trading on designated contract markets or swap execution facilities. The CFTC may designate additional classes of swaps as subject to the mandatory clearing requirement in the future, but has not yet proposed rules designating any other classes of swaps, including physical commodity swaps, for mandatory clearing. The CFTC and prudential banking regulators also adopted mandatory margin requirements on uncleared swaps between swap dealers and certain other counterparties. The margin requirements are currently effective with respect to certain market participants. We expect to qualify for and rely upon an end-user exception from the mandatory clearing and trade execution requirements for swaps entered to hedge our commercial risks. We also should qualify for an exception from the uncleared swaps margin requirements. However, the application of the mandatory clearing and trade execution requirements and the uncleared swaps margin requirement to other market participants, such as swap dealers, may adversely affect the cost and availability of the swaps that we use for hedging.
Risks Related to the Proposed Merger with Chesapeake
Because the Exchange Ratio is fixed and the market price of Chesapeake common stock has fluctuated and will continue to fluctuate, the Company's shareholders cannot be sure of the value of the consideration they will receive in the Proposed Merger.
If the Proposed Merger is completed, each eligible share of the Company's common stock outstanding immediately prior to the Proposed Merger will automatically be converted into the right to receive 0.0867 shares of Chesapeake common stock (the “Exchange Ratio”), with cash to be paid in lieu of fractional shares. Because the Exchange Ratio is fixed, the value of the Proposed Merger consideration will depend on the market price of Chesapeake common stock at the time the Proposed Merger is completed. Prior to completion of the Proposed Merger, the market price of Chesapeake common stock is also expected to impact the market price of the Company's common stock. The value of Chesapeake common stock has fluctuated since the date of the announcement of the Merger Agreement and will continue to fluctuate. Accordingly, the Company's shareholders will not know or be able to determine the market value of the Proposed Merger consideration they would receive upon completion of the Proposed Merger. Share price changes may result from a variety of factors, including, among others, general market and economic conditions, commodity prices, changes in Chesapeake's and the Company's respective businesses, operations and prospects, market assessments of the likelihood that the Proposed Merger will be completed and the timing of the Proposed Merger and regulatory considerations. Many of these factors are beyond Chesapeake's and the Company's control.
The Proposed Merger is subject to various closing conditions, which may delay the Proposed Merger, result in additional expenditures of money and resources or reduce the anticipated benefits or result in the termination of the Merger Agreement.
On January 10, 2024, we entered into the Merger Agreement with Chesapeake, Merger Sub and LLC Sub, pursuant to which among other things, the Company will survive as a wholly owned subsidiary of Chesapeake. The Proposed Merger is subject to the satisfaction (or waiver, to the extent permissible under applicable laws) of a number of closing conditions described in the Merger Agreement, including Company shareholder approval of the Merger Agreement and transactions contemplated therein, Chesapeake shareholder approval of the issuance of shares of Chesapeake to the Company’s shareholders in connection with the Proposed Merger and certain regulatory approvals. Many of the closing conditions are beyond the parties’ control that may prevent, delay or otherwise materially adversely affect the completion of the Proposed Merger. The Company and Chesapeake cannot predict with certainty whether or when any of these conditions will be satisfied. If any of these conditions are not satisfied or waived prior to the Outside Date (as defined in the Merger Agreement), it is possible that the Merger Agreement may be terminated.
Although the parties have agreed to use reasonable best efforts, subject to certain limitations, to complete the Proposed Merger, these and other conditions may fail to be satisfied. In addition, completion of the Proposed Merger may take longer, and could cost more, than we expect. The requirements for obtaining the required clearances and approvals could delay the completion of the Proposed Merger for a significant period of time or prevent them from occurring. Any delay in completing the Proposed Merger may adversely affect the cost savings and other benefits that we expect to achieve if the Proposed Merger and the integration of businesses are completed within the expected timeframe.
The Merger Agreement subjects us to restrictions on our business activities prior to closing the Proposed Merger, limits the Company’s ability to pursue alternatives to the Proposed Merger and may discourage other companies from trying to acquire the Company for greater consideration than what Chesapeake has agreed to pay pursuant to the Merger Agreement.
The Merger Agreement subjects us to restrictions to our business activities prior to closing the Proposed Merger. The Merger Agreement obligates us to, until the closing, generally conduct our business in the ordinary course consistent with past practice and refraining from taking certain actions, excepting in each case actions expressly permitted or required by the Merger Agreement, required by law or consented to by the other party in writing. These restrictions could prevent us from pursuing certain business opportunities that arise prior to the closing and are outside the ordinary course of business.
The Merger Agreement also provides that, during the period from the date of the Merger Agreement until the Effective Time, the Company and Chesapeake will be subject to certain restrictions on their ability to solicit alternative acquisition proposals from third parties, to provide non-public information to third parties and to engage in discussions with third parties regarding alternative acquisition proposals, subject to customary exceptions as set forth in the Merger Agreement, and in certain cases, circumstances, upon termination of the Merger Agreement by Chesapeake, the Company will be required to pay a termination fee to Chesapeake, which in each case could make it more difficult for the Company to sell its business to a party other than Chesapeake. Additionally, even if our board changes, withdraws, modifies or qualifies its recommendation with respect to the Proposed Merger, unless the Merger Agreement is terminated in accordance with its terms, we will still be required to submit the Proposed Merger to a vote at our special meeting. While both the Company and Chesapeake believe these provisions and agreements are reasonable and customary and are not preclusive of other offers, these restrictions, including the added expense of the termination fee that may become payable by the Company to Chesapeake in certain circumstances, might discourage a third party that has an interest in acquiring all or a significant part of the Company from considering or proposing that acquisition, even if that party were prepared to pay consideration with a higher per-share value than the consideration payable in the Proposed Merger pursuant to the Merger Agreement.

Completion of the Proposed Merger is subject to certain closing conditions and if these conditions are not satisfied or waived, the Proposed Merger will not be completed and failure to complete the Proposed Merger could negatively impact the share price and the future business and financial results of the Company.

The consummation of the Proposed Merger is subject to the satisfaction or waiver of customary closing conditions described in the Merger Agreement, including Company shareholder approval of the Merger Agreement and transactions contemplated therein, Chesapeake shareholder approval of the issuance of shares of Chesapeake to the Company’s shareholders in connection with the Proposed Merger and certain regulatory approvals. The Merger Agreement contains customary representations and warranties of the Company and Chesapeake relating to their respective businesses, financial statements and public filings, in each case generally subject to customary materiality qualifiers. Additionally, the Merger Agreement provides for customary pre-

closing covenants of the Company and Chesapeake, including, subject to certain exceptions, covenants relating to conducting their respective businesses in the ordinary course consistent with past practice and refraining from taking certain actions, excepting in each case actions expressly permitted or required by the Merger Agreement, required by law or consented to by the other party in writing. There can be no assurance that the conditions to the closing of the Proposed Merger will be satisfied or waived or that the Proposed Merger will be completed.

If the Proposed Merger is not completed for any reason, including as a result of the Company's shareholders failing to approve the Proposed Merger or any other closing condition not being satisfied or waived, the ongoing businesses of the Company may be adversely affected, and without realizing any of the benefits of having completed the Proposed Merger, the Company would be subject to a number of risks, including:

•negative reactions from the financial markets, negative reactions on its stock price
•negative reactions from its customers, regulators and employees, and incurring certain costs related to the Proposed Merger, whether or not the Proposed Merger is completed

Additionally, the Proposed Merger will require substantial commitments of time and resources by the Company's management, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to the Company as an independent company and the Merger Agreement restricts the Company from pursuing certain opportunities during the pendency of the Proposed Merger that the Company would have made, taken or pursued if the restrictions in the Merger Agreement were not in place. There can be no assurance that the risks described above will not materialize. If any of those risks materialize, they may materially and adversely affect the Company's businesses, financial condition, financial results, ratings, bond prices and/or share price.

Potential litigation against the Company could result in substantial costs, an injunction preventing the completion of the Proposed Merger and/or a judgment resulting in the payment of damages.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. Even if such a lawsuit is without merit, defending against these claims can result in substantial costs and divert management time and resources. Shareholders of the Company may file lawsuits against Chesapeake, the Company and/or the directors and officers of either company in connection with the Proposed Merger. These lawsuits could prevent or delay the completion of the Proposed Merger and result in significant costs to the Company, including any costs associated with the indemnification of directors and officers. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting the completion of the Proposed Merger, that injunction may delay or prevent the Proposed Merger from being completed within the expected timeframe or at all. There can be no assurance that any of the defendants will be successful in the outcome of any potential lawsuits.

The Company will incur significant transaction and merger-related costs in connection with the Proposed Merger.

The Company expects to incur a number of non-recurring costs associated with the- Proposed Merger and combining the operations of the two companies. The significant, non-recurring costs associated with the Proposed Merger include, among others, fees and expenses of financial advisors and other advisors and representatives, certain employment-related costs relating to employees of the Company, filing fees due in connection with filings required under the HSR Act and filing fees and printing and mailing costs for a proxy statement/prospectus. Some of these costs have already been incurred or may be incurred regardless of whether the Merger is completed, including a portion of the fees and expenses of financial advisors and other advisors and representatives and filing fees for a proxy statement/prospectus.
Our shareholders will have a reduced ownership and voting interest in the combined company after the Proposed Merger compared to their current ownership in the Company on a standalone basis and will exercise less influence over management.

Currently, the Company’s shareholders have the right to vote in the election of the Company’s board of directors and on other matters requiring shareholder approval under Delaware law and the Company’s certificate of incorporation and bylaws. As a result of the Proposed Merger, the Company’s current shareholders will own a smaller percentage of the combined company than they currently own of the Company, and as a result will have less influence on the management and policies of the combined company post-merger than they now have on the management and policies of the Company.

These risks are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may have a material adverse effect on the Company's business, financial condition or future results.
The Company’s business relationships may be subject to disruption due to uncertainty associated with the Proposed Merger.
Parties with which the Company does business may experience uncertainty associated with the Proposed Merger, including with respect to current or future business relationships with Chesapeake, the Company or the combined business. The Company’s business relationships may be subject to disruption as parties with which Chesapeake or the Company does business may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than Chesapeake, the Company, or the combined business. These disruptions could have an adverse effect on the businesses, financial condition, results of operations or prospects of the combined business, including an adverse effect on Chesapeake’s ability to realize the anticipated benefits of the Proposed Merger. The risk, and adverse effect, of such disruptions could be exacerbated by a delay in completion of the Proposed Merger or termination of the Merger Agreement.
Uncertainties associated with the Proposed Merger may cause a loss of management personnel and other key employees of the Company and Chesapeake, which could adversely affect the future business and operations of the combined company following the Proposed Merger.
The Company and Chesapeake are dependent on the experience and industry knowledge of their respective officers and other key employees to execute their business plans. The combined company’s success after the Proposed Merger will depend in part upon its ability to retain key management personnel and other key employees of both the Company and Chesapeake. Current and prospective employees of the Company and Chesapeake may experience uncertainty about their roles within the combined company following the Proposed Merger or other concerns regarding the timing and completion of the Proposed Merger or the operations of the combined company following the Proposed Merger, any of which may have an adverse effect on the ability of the Company and Chesapeake to retain or attract key management and other key-personnel. If the Company and Chesapeake are unable to retain personnel, including key management, who are critical to the future operations of the companies, the Company and Chesapeake could face disruptions in their operations, loss of existing customers, loss of key information, expertise or know-how and unanticipated additional recruitment and training costs. In addition, the loss of key personnel could diminish the anticipated benefits of the Proposed Merger.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 1C. CYBERSECURITY
Rapidly evolving cyber techniques and increased cybersecurity threats against energy and critical infrastructure companies have raised the level of risk across our industry in recent years. Greater use of technology and digitization in operations has delivered benefits to our business, while also opening the industry to new vulnerabilities in corporate and operational systems. The energy industry remains subject to evolving cybersecurity threats and actors, including criminals, terrorists and nation states and through insiders and third-party breaches.
The scale, scope, and complexity of our business raises a multitude of interdependent risks, which can vary over time. A primary responsibility of our Executive Leadership Team (“ELT”), subject to oversight by our Board of Directors and specifically, our Audit Committee, is to design and implement rigorous processes to identify, prioritize, assess monitor, and manage enterprise-level risks, including any material risks associated with cybersecurity threats. Our Enterprise Risk Management (“ERM”) team directly oversees the ERM process which incorporates input from personnel from different functions, levels, and operating regions (collectively, the “cross functional team”) to support a high level of visibility and accountability throughout the company and to incorporate multiple vantage points on risks and potential mitigations. Our Chief Financial Officer leads and oversees the ERM team with input from other ELT members and the cross-functional team. The ERM team meets at least quarterly to discuss key risks and to discuss mitigation strategies. The results of our ERM process are communicated to the Board at least annually.
Cybersecurity is recognized as a top enterprise risk and is managed by our Business Information Systems (“BIS”) team, a cross-functional team, which is led by our Vice President of Business Information Systems (“VP of BIS”), which reports to the ERM team on a quarterly basis. The Audit Committee of the Board of Directors oversees cybersecurity risks and receives quarterly cybersecurity reports from our VP of BIS and conducts at least two in-depth cybersecurity discussions annually. Our VP of BIS has more than 35 years of experience in Information Technology, including cybersecurity leadership roles. Our Director of Information Security, who reports directly to the VP of BIS, has over 20 years of experience in Information Security Management and maintains Certified Information Security Manager (“CISM”) and Certified Data Privacy Solutions Engineer (“CDPSE”) certifications.
As part of our cybersecurity incident response plan, we have also established a cybersecurity incident escalation process whereby potential cybersecurity incidents are identified, monitored, assessed, and escalated to our Cybersecurity Disclosure Committee (“CSDC”), as appropriate. The CSDC is comprised of members of our ELT and representatives from our Business Information Systems, including our VP of BIS, Accounting, Legal and Internal Audit departments. The CSDC assists in evaluating qualitative and quantitative factors related to the cybersecurity incident in order to assess the impact of such cybersecurity incidents and to disclose the incident should we determine that the cybersecurity incident is material. The Audit Committee or its designee will be made aware of material cybersecurity incidents in the event they occur.
Protection of our informational assets is managed by a comprehensive, multilayer strategy modeled on the National Institute of Standards and Technology (“NIST”) cybersecurity framework, and combines assessments, technology, services, policies, and user education to detect, prevent, mitigate and remediate cybersecurity incidents and related risks. However, this does not imply that we meet any particular technical standards, specifications, or requirements. We have instituted cybersecurity-related policies and procedures, which are key components of our cyber defense and our efforts to protect employees and contractors, while encouraging partnerships only with responsible vendors who also invest in effective cybersecurity practices.
Our processes also address cybersecurity threat risks associated with our use of third-party service providers, including those in our supply chain or who have access to our data or our systems. Third-party risks are included within our ERM assessment program.
We conduct regular, proactive cybersecurity vulnerability assessments to identify opportunities for improvement and reduce exposure to cybersecurity incidents. We also conduct regular cyber incident simulations and undergo internal and external audits of our processes. We participate in industry organizations, engage third-party service providers, and maintain close working relationships with law enforcement agencies to help us identify and address the latest cybersecurity threats.
In addition, we participate in the Department of Homeland Security’s Cyber Resilience Review (“CRR”), a voluntary, nontechnical assessment to evaluate an organization’s operational resilience and cybersecurity practices. The CRR assesses enterprise programs and practices across a range of 10 domains, including risk management, incident management and service continuity.
To date, we have not experienced any material losses or interruptions relating to cybersecurity incidents; however, there can be no assurance that we will not suffer such losses in the future. For further discussion regarding cybersecurity risks and their impact on our business strategy, results of operations and financial condition, see the risk factor entitled “A cyber incident could result in information theft, data corruption, operational disruption and/or financial loss” under the heading “Risk Factors” in Item 1A of this Annual Report.
ITEM 2.  PROPERTIES
The summary of our oil and natural gas reserves as of fiscal year-end 2023 based on average fiscal-year prices, as required by Item 1202 of Regulation S-K, is included in the table headed “2023 Proved Reserves by Category and Summary Operating Data” in “Business – Exploration and Production – Our Proved Reserves” in Item 1 of this Annual Report and incorporated by reference into this Item 2.
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

The information regarding natural gas and oil properties, wells, operations and acreage required by Item 1208 of Regulation S-K is set forth below:
Leasehold acreage as of December 31, 2023
The following table sets forth our gross and net developed and undeveloped natural gas and oil leasehold and fee mineral acreage as of December 31, 2023. Gross acres are the total number of acres in which we own a working interest. Net acres refer to gross acres multiplied by our fractional working interest.

	Undeveloped		Developed		Total
	Gross	Net	Gross	Net	Gross	Net
Appalachia	552,091	387,992	398,129	330,568	950,220	718,560
Haynesville	38,187	32,875	340,463	248,486	378,650	281,361
Other:
US – Other Exploration	—	—	5,034	2,263	5,034	2,263
Total US	590,278	420,867	743,626	581,317	1,333,904	1,002,184
Canada – New Brunswick (1)	2,518,519	2,518,519	—	—	2,518,519	2,518,519
	3,108,797	2,939,386	743,626	581,317	3,852,423	3,520,703
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
Lease Expirations
The following table summarizes the leasehold acreage expiring over the next three years, assuming successful wells are not drilled to develop the acreage and leases are not extended:

	For the years ended December 31,
Net acreage expiring:	2024	2025	2026
Appalachia (1)	17,598	8,421	4,736
Haynesville	630	2,083	319
Other:
US – Other Exploration	—	—	—
Canada – New Brunswick (2)	—	—	—
(1)The leasehold acreage expiring includes 14,341 net acres in 2024, 2,984 net acres in 2025 and 2,036 net acres in 2026 which can be extended for an average of three to five years.
(2)Exploration licenses were extended through March 2026 but have been subject to a moratorium since 2015. We fully impaired our investment in New Brunswick in 2016. Unless and until the moratorium is lifted, we will not be able to develop these assets.
Producing wells as of December 31, 2023

	Natural Gas		Oil		Total		Gross Wells Operated
	Gross	Net	Gross	Net	Gross	Net
Appalachia	1,879	1,485.7	2	0.6	1,881	1,486.3	1,647
Haynesville	1,149	745.8	—	—	1,149	745.8	772
	3,028	2,231.5	2	0.6	3,030	2,232.1	2,419

The information regarding drilling and other exploratory and development activities required by Item 1205 of Regulation S-K is set forth below:

	Development
	Productive Wells		Dry Wells		Total
Year	Gross	Net	Gross	Net	Gross	Net
2023
Appalachia	67.0	56.0	—	—	67.0	56.0
Haynesville (1)	65.0	59.3	—	—	65.0	59.3
Total	132.0	115.3	—	—	132.0	115.3
2022
Appalachia	63.0	54.2	—	—	63.0	54.2
Haynesville (1)	70.0	63.5	—	—	70.0	63.5
Total	133.0	117.7	—	—	133.0	117.7
2021
Appalachia	78.0	74.8	—	—	78.0	74.8
Haynesville (1)	15.0	14.5	—	—	15.0	14.5
Total	93.0	89.3	—	—	93.0	89.3
(1)The Haynesville E&P assets were acquired through the Indigo Merger and GEPH Merger in September 2021 and December 2021, respectively.

The Company drilled no exploratory wells (productive or dry) in any of its areas of operation during the three years ended December 31, 2023.
The following table presents the information regarding our present activities required by Item 1206 of Regulation S-K:
Wells in progress as of December 31, 2023

Drilling:	Gross	Net
Appalachia	5.0	5.0
Haynesville	18.0	17.4
Total	23.0	22.4
Completing:
Appalachia	17.0	14.5
Haynesville	13.0	12.9
Total	30.0	27.4
Drilling & Completing:
Appalachia	22.0	19.5
Haynesville	31.0	30.3
Total	53.0	49.8

The information regarding oil and gas production, production prices and production costs required by Item 1204 of Regulation S-K is set forth below:
Production, Average Sales Price and Average Production Cost

	For the years ended December 31,
	2023	2022	2021
Natural Gas
Production (Bcf):
Appalachia	803	841	883
Haynesville (1)	635	679	132
Total	1,438	1,520	1,015

Average realized gas price, excluding derivatives ($/Mcf):
Appalachia	$1.83	$5.75	$3.03
Haynesville (1)	$2.46	$6.27	$5.18
Total	$2.11	$5.98	$3.31

Average realized gas price, including derivatives ($/Mcf):	$2.36	$2.79	$2.28

Oil
Production (MBbls):
Appalachia	5,568	4,967	6,567
Haynesville (1)	30	20	8
Other	4	6	35
Total	5,602	4,993	6,610

Average realized oil price, excluding derivatives ($/Bbl):
Appalachia	$66.80	$86.92	$58.82
Haynesville (1)	$74.65	$94.68	$62.54
Other	$74.37	$86.05	$55.29
Total	$66.84	$86.95	$58.80

Average realized oil price, including derivatives ($/Bbl):	$57.21	$50.83	$40.48

NGL
Production (MBbls):
Appalachia	32,848	30,445	30,936
Other	11	1	4
Total	32,859	30,446	30,940

Average realized NGL price, excluding derivatives ($/Bbl):
Appalachia	$21.38	$34.35	$28.72
Other	$28.29	$—	$40.98
Total	$21.38	$34.35	$28.72

Average realized NGL price, including derivatives ($/Bbl)	$22.46	$26.52	$18.20
(1)The Haynesville E&P assets were acquired through the Indigo Merger and GEPH Merger in September 2021 and December 2021, respectively.

	For the years ended December 31,
	2023	2022	2021
Total Production by Area (Bcfe)
Appalachia	1,034	1,054	1,108
Haynesville (1)	635	679	132
Total	1,669	1,733	1,240

Total Production by Formation (Bcfe)
Marcellus Shale	917	891	943
Utica Shale	117	166	164
Haynesville Shale (1)	374	411	100
Bossier Shale (1)	261	262	32
Other	—	3	1
Total	1,669	1,733	1,240

Lease Operating Expense
Cost per Mcfe, excluding ad valorem and severance taxes:
Appalachia	$1.15	$1.06	$0.95
Haynesville (1)	$0.89	$0.87	$0.88
Total	$1.05	$0.98	$0.95
(1)The Haynesville E&P assets were acquired through the Indigo Merger and GEPH Merger in September 2021 and December 2021, respectively.
During 2023, we were required to file Form 23, “Annual Survey of Domestic Oil and Gas Reserves,” with the U.S. Department of Energy. The basis for reporting reserves on Form 23 is not comparable to the reserve data included in “Supplemental Oil and Gas Disclosures” in Item 8 of Part II of this Annual Report. The primary differences are that Form 23 reports gross reserves, including the royalty owners’ share, and includes reserves for only those properties of which we are the operator.
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
PART II
ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the NYSE under the symbol “SWN.” On February 20, 2024, the closing price of our common stock was $6.61 and we had 1,768 stockholders of record.
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
See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and Note 14 to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for information regarding shares of common stock authorized for issuance under our stock compensation plans.
Issuer Purchases of Equity Securities
None.
Recent Sales of Unregistered Equity Securities
None.

STOCK PERFORMANCE GRAPH
The following graph compares, for the last five years, the performance of our common stock to the S&P 500 Index and the S&P Oil and Gas Exploration and Production Select Industry Index. The chart assumes that the value of the investment in our common stock and each index was $100 at December 31, 2018 and that all dividends were reinvested. The stock performance shown on the graph below is not indicative of future price performance:

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN
$250
$200
$150
$100
$50
$0
2018
2019
2020
2021
2022
2023
Southwestern Energy Company
S&P 500 Index
S&P Oil & Gas Exploration & Production Select Industry Index

	2018	2019	2020	2021	2022	2023
Southwestern Energy Company	$100	$71	$87	$137	$172	$192
S&P 500 Index	100	131	156	200	164	207
S&P Oil and Gas Exploration and Production Select Industry Index	100	91	58	97	141	146
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
OVERVIEW
Proposed Merger with Chesapeake

On January 10, 2024, the Company entered into a Merger Agreement with Chesapeake, Merger Sub and LLC Sub, pursuant to which, among other things, the Company will survive as a wholly owned subsidiary of Chesapeake. Under the terms of the Merger Agreement, each eligible share of the Company's common stock will be converted into the right to receive 0.0867 shares of Chesapeake common stock. Completion of the Proposed Merger remains subject to certain conditions, including the approval of the Proposed Merger by the Company's shareholders, approval by Chesapeake shareholders of the issuance of Chesapeake common stock in connection with the Proposed Merger, as well as certain governmental and regulatory approvals. The Proposed Merger is currently targeted to close in the second quarter of 2024; however, no assurance can be given as to when, or if, the Proposed Merger will occur.
The above description of the Merger Agreement and the transactions contemplated thereby, including certain referenced terms, is a summary of certain principal terms and conditions contained in the Merger Agreement, a copy of which is attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed January 11, 2024.

See Note 16 - Subsequent Events of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements" for additional information. Also, see the risk factors and other cautionary statements, specifically, Risks Related to the Proposed Merger with Chesapeake under the heading “Risk Factors” in Item 1A of this Annual Report.
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
E&P. Our primary business is the development and production of natural gas as well as associated NGLs and oil, with our ongoing operations focused on the development of unconventional natural gas reservoirs located in Pennsylvania, West Virginia, Ohio and Louisiana. Our operations in Pennsylvania, West Virginia and Ohio, which we refer to as “Appalachia,” are focused on the Marcellus Shale, the Utica and the Upper Devonian unconventional natural gas and liquids reservoirs. Our operations in Louisiana, which we refer to as “Haynesville,” are primarily focused on the Haynesville and Bossier natural gas reservoirs and give us additional exposure to the LNG corridor and other markets on the U.S. Gulf Coast. We also have drilling rigs located in Appalachia and Haynesville, and we provide certain oilfield products and services, principally serving our E&P operations through vertical integration.
Marketing. Our marketing activities capture opportunities that arise through the marketing and transportation of natural gas, oil, and NGLs primarily produced in our E&P operations.
Focus in 2023. We continued our disciplined approach of optimizing free cash flow throughout 2023. This approach balanced our dual priorities of debt reduction and managing our productive capacity for what we expect will be an improving natural gas price environment in the future. We used our free cash flow in 2023 along with a sale of select non-core assets and positive working capital to pay down debt by $445 million, strengthen our balance sheet and improve our debt leverage metrics.

Improving our ability to generate free cash flow through the cycle is an important part of our strategy to strengthen our balance sheet. Our long-term goal is to incorporate a sustainable cash return component into our overall economic return for shareholders. Our near-term strategic goal is to prioritize the use of any free cash flow to improve our financial strength by reducing our debt to achieve our debt target range and, secondarily, returning value to shareholders.
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
Recent Financial and Operating Results
Significant operating and financial highlights for 2023 include:
Total Company
•Net income of $1,557 million, or $1.41 per diluted share, declined from net income of $1,849 million, or $1.66 per diluted share, in 2022. Net income declined as a $8,328 million decrease in operating income, including $1,710 million of impairments charged in 2023, was partially offset by a $7,692 million increase in our derivative position due to the impact of lower forward pricing. Further offsetting the decline in net income in 2023 as compared to 2022 is a $257 million tax benefit in 2023 as compared to a $51 million tax provision in 2022 and $42 million decrease in interest expense year over year.
•Operating income decreased from $7,354 million for the year ended December 31, 2022 to an operating loss of $974 million for the year ended December 31, 2023. Operating income decreased by $8,328 million as a $8,480 million decrease in operating revenues, mostly attributable to lower pricing in 2023 compared to 2022, was partially offset by decreased operating costs of $152 million.
•Net cash provided by operating activities of $2,516 million decreased 20% from $3,154 million in 2022, primarily due to a $6,114 million decrease resulting from lower commodity prices, a $354 million decrease related to decreased production and a $7 million decrease in our marketing margin. The decreases were partially offset by a $5,628 million increase in our settled derivative position, a $119 million increased impact of working capital, a $56 million decrease in current taxes and a $42 million decrease in interest expense.
•Net cash provided by operating activities, net of changes in working capital, was $2,273 million for the year ended December 31, 2023, a $757 million decrease compared to the same period in 2022.
•Total capital invested of $2,131 million decreased 4% from $2,209 million in 2022 primarily due to lower activity levels associated with lower commodity pricing period over period.
E&P
•E&P segment operating loss was $1,061 million in 2023, compared to operating income of $7,253 million in 2022. The decrease in 2023 was primarily due to a $6,468 million decrease in E&P operating revenues resulting from a $3.64 per Mcfe decrease in our realized weighted average price (excluding derivatives) and a 64 Bcfe decrease in production volumes combined with a $1,846 million increase in E&P operating costs and expenses, including a non-cash full cost ceiling impairment of $1,710 million in 2023.

•2023 year-end reserves of 19,660 Bcfe decreased 1,965 Bcfe, or 9%, from 2022 year-end reserves of 21,625 Bcfe, as 1,972 Bcfe of downward revisions, 1,669 Bcfe of production and 350 Bcfe associated with properties that were sold were partially offset by 2,026 Bcfe of additions.
•Total net production of 1,669 Bcfe, which was comprised of 86% natural gas, 12% NGLs and 2% oil, decreased 4% from 1,733 Bcfe in 2022 resulting from our moderation of activity related to the decrease in near-term natural gas prices and the impact of inflation
•Excluding the effect of derivatives, our realized natural gas price of $2.11 per Mcf, realized oil price of $66.84 per barrel and realized NGL price of $21.38 per barrel decreased 65%, 23% and 38%, respectively, from 2022. Our weighted average realized price excluding the effect of derivatives of $2.46 per Mcfe decreased 60% from the same period in 2022.
•The E&P segment invested $2,122 million in capital; drilling 110 wells, completing 124 wells and placing 132 wells to sales.
Outlook
Our primary focus in 2024 is to continue our disciplined approach of optimizing our free cash flow generation activity through our dual priorities of debt reduction and managing our productive capacity.
As we continue to develop our core positions in the Appalachian and Haynesville natural gas basins in the U.S., we will concentrate on:
•Creating Sustainable Value. We seek to create value for our stakeholders by allocating capital that is focused on earning economic returns and optimizing the value of our assets; delivering sustainable free cash flow through the cycle; upgrading the quality and depth of our drilling inventory; enhancing the capital efficiency of our operations; and converting resources to proved reserves.
•Protecting Financial Strength. We intend to protect our financial strength by lowering our leverage ratio and total debt; maintaining a strong liquidity position and attractive debt maturity profile; improving our credit ratings and outlooks with the credit agencies; lowering our weighted average cost of debt; and deploying hedges to balance revenue protection with commodity upside exposure.
•Progressing Execution. We are focused on operating effectively and efficiently with HSE and ESG as core values; leveraging our data analytics, emerging technology, operating execution, strategic sourcing, vertical integration and large-scale asset development expertise to drive cost and capital efficiencies; further enhancing well performance, optimizing well costs and reducing base production declines; and growing margins and securing flow assurance through commercial and marketing arrangements.
•Capturing the Tangible Benefits of Scale. We strive to enhance our enterprise returns by leveraging the scale gained from our past and future strategic transactions to deliver operating synergies, drive cost savings, expand our economic inventory, lower our enterprise risk profile, and expand our opportunity set and optionality.
We remain committed to achieving these objectives while maintaining our commitment to being environmentally conscious and proactive and to using best practices in social stewardship and corporate governance. We believe that we and our industry will continue to face challenges due to evolving environmental standards and expectations of both regulators and investors, the uncertainty of natural gas, oil and NGL prices in the United States, changes in laws, regulations and investor sentiment, and other key factors described above under “Risk Factors.” As such, we intend to protect our financial strength by reducing our debt and by maintaining a derivative program designed to mitigate our exposure to commodity price volatility.
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
We have applied the Securities and Exchange Commission’s FAST Act Modernization and Simplification of Regulation S-K, which limits the discussion to the two most recent fiscal years. This discussion and analysis deals with comparisons of material changes in the consolidated financial statements for fiscal year 2023 and fiscal year 2022. For the comparison of fiscal year 2022 and fiscal year 2021, see “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our 2022 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 23, 2023.

E&P

	For the years ended December 31,
(in millions)	2023		2022
Revenues	$4,109	(1)	$10,577	(1)
Operating costs and expenses	5,170	(2)	3,324	(3)
Operating income (loss)	$(1,061)		$7,253

Gain (loss) on derivatives, settled	$345		$(5,283)
(1)Includes a $3 million loss related to gas balancing for the years ended December 31, 2023 and 2022.
(2)Includes $1,710 million of non-cash full-cost ceiling test impairments for the year ended December 31, 2023
(3)Includes $27 million in Merger-related expenses for the year ended December 31, 2022.
Operating Income
•E&P segment operating loss for the year ended December 31, 2023 was $1,061 million compared to operating income of $7,253 million for the year ended December 31, 2022. Excluding $1,710 million of non-cash full cost ceiling test impairments recorded in 2023, our E&P segment operating income decreased $6,604 million from the year ended December 31, 2022 to the year ended December 31, 2023. This decrease is primarily due to lower margins associated with decreased commodity pricing.
Revenues
The following illustrate the effects on sales revenues associated with changes in commodity prices and production volumes:

	For the years ended December 31,
(in millions except percentages)	Natural Gas	Oil	NGLs	Total
2022 sales revenues (1)	$9,100	$434	$1,046	$10,580
Changes associated with prices	(5,574)	(113)	(427)	(6,114)
Changes associated with production volumes	(490)	53	83	(354)
2023 sales revenues (1)	$3,036	$374	$702	$4,112
Decrease from 2022	(67)%	(14)%	(33)%	(61)%
(1)Excludes $3 million in other operating revenues for the years ended December 31, 2023 and December 31, 2022, primarily related to gas balancing losses.

Production Volumes

	For the years ended December 31,
			Increase/(Decrease)
	2023	2022
Natural Gas (Bcf)
Appalachia	803	841	(5)%
Haynesville	635	679	(6)%
Total	1,438	1,520	(5)%

Oil (MBbls)
Appalachia	5,568	4,967	12%
Haynesville	30	20	50%
Other	4	6	(33)%
Total	5,602	4,993	12%

NGL (MBbls)
Appalachia	32,848	30,445	8%
Other	11	1	1,000%
Total	32,859	30,446	8%

Production volumes by area (Bcfe):
Appalachia	1,034	1,054	(2)%
Haynesville	635	679	(6)%
Total	1,669	1,733	(4)%

Total Production by Formation (Bcfe)
Marcellus Shale	917	891	3%
Utica Shale	117	166	(30)%
Haynesville Shale	374	411	(9)%
Bossier Shale	261	262	—%
Other	—	3	(100)%
Total	1,669	1,733	(4)%

Production percentage:
Natural gas	86%	88%
Oil	2%	2%
NGL	12%	10%
•Production volumes for our E&P segment decreased 64 Bcfe for the year ended December 31, 2023, compared to the same period in 2022, resulting from our moderation of activity related to the decrease in near-term natural gas prices and the impact of inflation
•Oil and NGL production increased 12% and 8%, respectively, for the year ended December 31, 2023, compared to 2022, primarily due to a higher capital allocation of capital investment to liquids-rich areas.
Commodity Prices
The price we expect to receive for our production is a critical factor in determining the capital investments we make to develop our properties. Commodity prices fluctuate due to a variety of factors we can neither control nor predict, including increased supplies of natural gas, oil or NGLs due to greater exploration and development activities, weather conditions, political and economic events such as the response to a pandemic, and competition from other energy sources. These factors impact supply and demand, which in turn determine the sales prices for our production. In addition to these factors, the prices we realize for our production are affected by our derivative activities as well as locational differences in market prices, including basis differentials. We will continue to evaluate the commodity price environments and adjust the pace of our activity in order to maintain appropriate liquidity and financial flexibility.

	For the years ended December 31,
	2023	2022	Increase/ (Decrease)
Natural Gas Price:
NYMEX Henry Hub Price ($/MMBtu) (1)	$2.74	$6.64	(59)%
Discount to NYMEX (2)	(0.63)	(0.66)	(5)%
Average realized gas price, excluding derivatives ($/Mcf)	$2.11	$5.98	(65)%
Gain on settled financial basis derivatives ($/Mcf)	0.03	0.08
Gain/(loss) on settled commodity derivatives ($/Mcf)	0.22	(3.27)
Average realized gas price, including derivatives ($/Mcf)	$2.36	$2.79	(15)%

Oil Price:
WTI oil price ($/Bbl) (3)	$77.62	$94.23	(18)%
Discount to WTI (4)	(10.78)	(7.28)	48%
Average realized oil price, excluding derivatives ($/Bbl)	$66.84	$86.95	(23)%
Loss on settled derivatives ($/Bbl)	(9.63)	(36.12)
Average realized oil price, including derivatives ($/Bbl)	$57.21	$50.83	13%

NGL Price:
Average realized NGL price, excluding derivatives ($/Bbl)	$21.38	$34.35	(38)%
Gain/(loss) on settled derivatives ($/Bbl)	1.08	(7.83)
Average realized NGL price, including derivatives ($/Bbl)	$22.46	$26.52	(15)%
Percentage of WTI, excluding derivatives	28%	36%

Total Weighted Average Realized Price:
Excluding derivatives ($/Mcfe)	$2.46	$6.10	(60)%
Including derivatives ($/Mcfe)	$2.67	$3.06	(13)%
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

The tables below present the amount of our future natural gas production in which the impact of basis volatility has been limited through derivatives and physical sales arrangements as of December 31, 2023:

	Volume (Bcf)	Basis Differential
Basis Swaps – Natural Gas
2024	82	$(0.72)
2025	9	(0.64)
Total	91

Physical NYMEX Sales Arrangements – Natural Gas (1)
2024	813	$(0.19)
2025	575	(0.12)
2026	418	(0.06)
2027	340	(0.03)
2028	302	(0.02)
2029	252	(0.01)
2030	105	(0.01)
Total	2,805
(1)Physical sales volumes are presented on a gross basis.
In addition to protecting basis, the table below presents the amount of our future production in which price is financially protected through derivatives as of December 31, 2023:

	2024	2025	2026
Natural gas (Bcf) (1)	742	307	73
Oil (MBbls)	2,175	1,043	—
Ethane (MBbls)	4,897	—	—
Propane (MBbls)	4,008	63	—
Normal butane (MBbls)	329	—	—
Natural gasoline (MBbls)	329	—	—
Total financial protection on future production (Bcfe)	812	314	73
(1)Includes call options expiring from 2024 through 2026.
We refer you to Note 6 of the consolidated financial statements included in this Annual Report for additional details about our derivative instruments.
Operating Costs and Expenses

	For the years ended December 31,
(in millions except percentages)	2023	2022	Increase/(Decrease)
Lease operating expenses	$1,751	$1,706	3%
General & administrative expenses	164	154	6%
Merger-related expenses	—	27	(100)%
Taxes, other than income taxes	243	268	(9)%
Full cost pool amortization	1,287	1,154	12%
Non-full cost pool DD&A	15	15	0%
Impairments	1,710	—	100%
Total operating costs	$5,170	$3,324	56%

	For the years ended December 31,
Average unit costs per Mcfe:	2023	2022		Increase/(Decrease)
Lease operating expenses (1)	$1.05	$0.98		7%
General & administrative expenses	$0.10	$0.09	(2)	11%
Taxes, other than income taxes	$0.15	$0.15		—%
Full cost pool amortization	$0.77	$0.67		15%
(1)Includes post-production costs such as gathering, processing, fractionation and compression.
(2)Excludes $27 million in merger-related expenses related to the Indigo and GEPH Mergers for the year ended December 31, 2022.
Lease Operating Expenses
•Lease operating expenses per Mcfe increased $0.07 for the year ended December 31, 2023, compared to 2022, primarily due to the impacts of inflation and lower production volumes.
General and Administrative Expenses
•General and administrative expenses increased $0.01 per Mcfe for the year ended December 31, 2023, compared to 2022, primarily due to costs associated with the development of our enterprise resource technology and lower production volumes.
Merger-Related Expenses
•The table below presents the charges incurred for our merger-related activities for the year ended December 31, 2022:

	For the year ended December 31, 2022
(in millions)	Indigo Merger	GEPH Merger	Total
Transition Services	$—	$18	$18
Contract buyouts, terminations and transfers	1	2	3
Due diligence and environmental	1	1	2
Other	—	2	2
Professional fees (bank, legal, consulting)	—	1	1
Employee-related	—	1	1
Total merger-related expenses	$2	$25	$27
We did not incur any merger-related costs for the year ended December 31, 2023. We refer you to Note 2 of the consolidated financial statements included in this Annual Report for additional details about the Mergers.
Taxes, Other than Income Taxes
•On a per Mcfe basis, taxes, other than income taxes may vary from period to period due to changes in ad valorem and severance taxes that result from the mix of our production volumes, fluctuations in commodity prices and changes in the tax rates enacted by the respective states we operate in.
•Taxes, other than income taxes, per Mcfe remained flat for the year ended December 31, 2023, compared to the same period in 2022, primarily due to increased ad valorem taxes offset by the impact of lower commodity pricing on our severance taxes in West Virginia, which are calculated as a fixed percentage of the revenue net of allowable production expenses.
Full Cost Pool Amortization
•Our full cost pool amortization rate increased $0.10 per Mcfe for the year ended December 31, 2023, as compared to 2022 as a result of increases in development costs as a result of inflation.
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

•Unevaluated costs excluded from amortization were $2,075 million at December 31, 2023 compared to $2,217 million at December 31, 2022. The unevaluated costs excluded from amortization decreased by $142 million, as compared to 2022, as the evaluation of previously unevaluated properties totaling $365 million was partially offset by $223 million of unevaluated capital invested during the period.
See “Supplemental Oil and Gas Disclosures” in Item 8 of Part II of this Annual Report for additional information regarding our unevaluated costs excluded from amortization.
Impairments
•We recognized $1,710 million in non-cash full cost ceiling test impairments for the year ended December 31, 2023 primarily due to decreased commodity pricing over the prior 12 months.
Marketing

	For the years ended December 31,
(in millions except percentages)	2023	2022	Increase/(Decrease)
Marketing revenues	$6,277	$14,521	(57)%
Marketing purchases	6,161	14,398	(57)%
Operating costs and expenses	24	22	9%
Operating income	$92	$101	(9)%

Volumes marketed (Bcfe)	2,303	2,266	2%

Percent natural gas production marketed from affiliated E&P operations	90%	94%
Affiliated E&P oil and NGL production marketed	89%	88%
Operating Income (Loss)
•Marketing operating income decreased $9 million for the year ended December 31, 2023, compared to 2022, primarily due to a $7 million decrease in the marketing margin (discussed below), as well as a $2 million increase in operating expenses.
•The margin generated from marketing activities decreased $7 million for the year ended December 31, 2023, as compared to the prior year, primarily due to a 57% decrease in the price received for volumes marketed partially offset by a 2% increase in volumes marketed.
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
Revenues
•Revenues from our marketing activities decreased $8,244 million for the year ended December 31, 2023, compared to 2022, primarily due to a 57% decrease in the price received for volumes marketed and partially offset by a 37 Bcfe increase in the volumes marketed.
Operating Costs and Expenses
•Marketing operating costs and expenses increased by $2 million for the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to increased personnel related costs.

Consolidated
Interest Expense

	For the years ended December 31,
(in millions except percentages)	2023	2022	Increase/ (Decrease)
Gross interest expense:
Senior notes	$209	$265	(21)%
Credit arrangements	37	27	37%
Amortization of debt costs	11	13	(15)%
Total gross interest expense	257	305	(16)%
Less: capitalization	(115)	(121)	(5)%
Net interest expense	$142	$184	(23)%
•Interest expense decreased for the year ended December 31, 2023, as compared to 2022, due to lower revolver borrowings, the effects of our debt repurchase activity in 2022 and the full redemption of our 7.75% Senior Notes due 2027 during the first quarter of 2023.
•We capitalize interest associated with the cost of acquiring and assessing our unevaluated natural gas and oil properties. Capitalized interest decreased $6 million for the year ended December 31, 2023, compared to 2022, primarily due to the evaluation of natural gas and oil properties over the past twelve months.
•Capitalized interest as a percentage of gross interest expense increased for the year ended December 31, 2023, as compared to 2022, primarily as a result of a smaller percentage change in our unevaluated natural gas and oil properties balance as compared to the larger percentage decrease in our gross interest expense over the same periods.
We refer you to Note 9 to the consolidated financial statements included in this Annual Report for additional details about our debt and our financing activities.
Gain (Loss) on Derivatives

	For the years ended December 31,
(in millions)	2023	2022
Gain on unsettled derivatives	$2,093	$24
Gain (loss) on settled derivatives	345	(5,283)
Non-performance risk adjustment	(5)	—
Total gain (loss) on derivatives	$2,433	$(5,259)
We refer you to Note 6 to the consolidated financial statements included in this Annual Report for additional details about our gain (loss) on derivatives.
Gain (Loss) on Early Extinguishment of Debt
•For the year ended December 31, 2023, we redeemed all of the outstanding 7.75% Senior Notes due 2027 at a redemption price equal to 103.875% of the principal amount thereof plus accrued and unpaid interest of $13 million for a total payment of $450 million. We recognized a $19 million loss on the extinguishment of debt, which included the write off of $3 million in related unamortized debt discounts and debt issuance costs.
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
Income Taxes

	For the years ended December 31,
(in millions except percentages)	2023	2022
Income tax expense (benefit)	$(257)	$51
Effective tax rate	(20)%	3%

•Our effective tax rate was approximately (20)% for the year ended December 31, 2023 primarily as a result of the release of the valuation allowances against our U.S. deferred tax assets. A valuation allowance for deferred tax assets, including NOLs, is recognized when it is more likely than not that some or all of the benefit from the deferred tax assets will not be realized. To assess that likelihood, we used estimates and judgment regarding future taxable income and considered the tax consequences in the jurisdiction where such taxable income is generated, to determine whether a valuation allowance is required. Such evidence can include current financial position, results of operations, both actual and forecasted, the reversal of deferred tax liabilities and tax planning strategies as well as the current and forecasted business economics of the oil and gas industry.
•For the year ended December 31, 2022, we maintained a full valuation allowance against our deferred tax assets based on our conclusion, considering all available evidence (both positive and negative), that it was more likely than not that the deferred tax assets would not be realized. A significant item of objective negative evidence considered was the cumulative pre-tax loss incurred over the three-year period ended December 31, 2022, primarily due to impairments of proved oil and gas properties recognized in 2020. We sustained a three-year cumulative level of profitability as of the first quarter of 2023 which was maintained through the end of 2023. Based on this factor and other positive evidence such as forecasted income, we concluded that $512 million of our federal and state deferred tax assets were more likely than not to be realized and released this portion of the valuation allowance in 2023. Accordingly, for the year ended December 31, 2023, we recognized $269 million of deferred income tax expense related to our tax provision which was offset by $526 million of tax benefit, including $14 million that was reclassified from OCI, attributable to the release of the valuation allowance. We expect to keep a valuation allowance of $52 million related to NOLs in jurisdictions in which we no longer operate and against a portion of our federal and state deferred tax assets such as capital losses and interest carryovers, which may expire before being fully utilized due to the application of the limitations under Section 382 and the ordering in which such attributes may be applied.
•Due to the issuance of common stock associated with the Indigo Merger, as discussed in Note 2 to the consolidated financial statements to this Annual Report, we incurred a cumulative ownership change and as such, our net operating losses (“NOLs”) prior to the acquisition are subject to an annual limitation under Internal Revenue Code Section 382 of approximately $48 million. The ownership changes and resulting annual limitation will result in the expiration of NOLs or other tax attributes otherwise available. At December 31, 2023, we had approximately $4 billion of federal NOL carryovers, of which approximately $3 billion have an expiration date between 2035 and 2037 and $1 billion have an indefinite carryforward life. We currently estimate that approximately $2 billion of these federal NOLs will expire before they are able to be used and accordingly, no value has been ascribed to these NOLs on our balance sheet. If a subsequent ownership change were to occur as a result of future transactions in our common stock, our use of remaining U.S. tax attributes may be further limited.
The Inflation Reduction Act of 2022 (the “IRA”) was enacted on August 16, 2022 and may impact how the U.S. taxes certain large corporations. In addition to other provisions, the IRA imposes a 15% corporate alternative minimum tax (“CAMT”) on the “adjusted financial statement income” of certain large corporations (generally, corporations reporting at least $1 billion average adjusted pre-tax net income on their consolidated financial statements) for tax years beginning after December 31, 2022. This alternative minimum tax requires complex computations to be performed that were not previously required in U.S. tax law, significant judgments to be made in interpretation of the provisions of the IRA, significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the Internal Revenue Service, and other standard-setting bodies are expected to issue guidance on how the alternative minimum tax provisions of the IRA will be applied or otherwise administered that may differ from our interpretations. As we complete our analysis of the IRA, collect and prepare necessary data, and interpret any additional guidance, we may make adjustments to provisional amounts that we have recorded that may materially impact our provision for income taxes in the period in which adjustments are made. CAMT did not have any impact on the Company’s consolidated financial statements during 2023. Additionally, the IRA created a U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations occurring on or after January 1, 2023. Because we did not repurchase any shares during 2023, we were not affected by the stock buyback tax in 2023. We will continue to monitor updates to the IRA and the impact it will have on our consolidated financial statements.
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
On October 4, 2023, our borrowing base and elected aggregate commitments were reaffirmed at $3.5 billion and our Five-Year Tranche was reaffirmed at $2.0 billion. At December 31, 2023, we had approximately $1.8 billion of total available liquidity, which exceeds our currently modeled needs as we remain committed to our strategy of capital discipline.
Effective August 4, 2022, we elected to temporarily increase commitments under the 2022 credit facility by $500 million (the “Short-Term Tranche”) as a resource to manage temporary and potentially higher hedge-related working capital movements. We had no borrowings under the Short-Term Tranche which expired on April 30, 2023 and was not renewed. Additionally, in early 2023, we aligned the settlement dates of go-forward natural gas hedge initiations with the dates of the underlying sales receipts to mitigate future temporary hedge-related working capital needs.
In December 2021, in conjunction with the GEPH Merger we raised $550 million in term loan financing (the “Term Loan”) to partially fund the GEPH Merger, with no impact to our liquidity. On December 30, 2022, the Company repaid in full all outstanding indebtedness under the Term Loan. The payoff amount included term loans in the principal amount of approximately $546 million, plus accrued but unpaid interest, fees, and expenses, which satisfied all of the Company’s indebtedness obligations thereunder. In connection with the repayment of such outstanding indebtedness obligations, all security interests, mortgages, liens and encumbrances securing the obligations under the Term Loan, the Term Loan, related loan documents, and all guarantees of such indebtedness obligations were terminated. The Company funded the repayment of the obligations under the Term Loan with approximately $305 million in cash on hand and approximately $250 million of borrowings under the Company’s 2022 credit facility.
We refer you to Note 9 to the consolidated financial statements included in this Annual Report and the section below under “Credit Arrangements and Financing Activities” for additional discussion of our 2022 credit facility and related covenant requirements.
In June 2022, we announced a share repurchase program which authorized us to repurchase up to $1 billion of our outstanding common stock beginning June 21, 2022 and continuing through and including December 31, 2023. During 2022, we repurchased approximately 17.3 million shares of our outstanding common stock at an average price of $7.24 per share for a total cost of approximately $125 million. We did not repurchase any shares during 2023 as we prioritized debt repayment during periods of lower realized commodity prices.
Looking forward, we intend to prioritize the use of any free cash flow to pay down our debt in order to progress toward our debt target of $3.5 billion to $3.0 billion or lower and our leverage target of 1.5x to 1.0x.
Our cash flow from operating activities is highly dependent upon our ability to sell and the sales prices that we receive for our natural gas and liquids production. Natural gas, oil and NGL prices are subject to wide fluctuations and are driven by market supply and demand, which is impacted by many factors.  See "Market Conditions and Commodity Prices" in the Overview section of Item 7 in Part II for additional discussion about current and potential future market conditions. The sales price we receive for our production is also influenced by our commodity derivative program. Our derivative contracts allow us to ensure a certain level of cash flow to fund our operations. Although we are continually adding additional derivative positions for portions of our expected 2024, 2025 and 2026 production, there can be no assurance that we will be able to add derivative positions to cover the remainder of our expected production at favorable prices. See “Risk Factors” in Item 1A, “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A and Note 6 in the consolidated financial statements included in this Annual Report for further details.
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
Credit Arrangements and Financing Activities
In April 2022, we entered into an amended and restated credit agreement that replaced the 2018 credit facility (the "2022 credit facility") that, as amended, has a maturity date of April 2027. As of December 31, 2023, the 2022 credit facility had an aggregate maximum revolving credit amount and borrowing base of $3.5 billion and elected commitments of $2.0 billion.
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
As of December 31, 2023, we were in compliance with all of the applicable covenants contained in the credit agreement governing our 2022 credit facility. Our ability to comply with financial covenants in future periods depends, among other things, on the success of our development program and upon other factors beyond our control, such as the market demand and prices for natural gas and liquids. We refer you to Note 9 of the consolidated financial statements included in this Annual Report for additional discussion of the covenant requirements of our 2022 credit facility.
As of December 31, 2023, we had $220 million of borrowings on our 2022 credit facility and no outstanding letters of credit. We currently do not anticipate being required to supply a materially greater amount of letters of credit under our existing contracts. We refer you to Note 9 to the consolidated financial statements included in this Annual Report for additional discussion of our 2022 credit facility.
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
Key financing activities for the years ended December 31, 2023 and 2022 are as follows:
Debt Repurchase
•In February 2023, we redeemed all of the outstanding 7.750% Senior Notes due 2027 at a redemption price equal to 103.875% of the principal amount thereof plus accrued and unpaid interest of $13 million for a total payment of $450 million. We recognized a $19 million loss on the extinguishment of debt, which included the write off of $3 million in related unamortized debt discounts and debt issuance costs. We funded the redemption using approximately $316 million of cash on hand and approximately $134 million of borrowings under our 2022 credit facility.
•In December 2022, we repaid the remaining outstanding principal balance of our Term Loan of $546 million using approximately $305 million in cash on hand and approximately $250 million of borrowings under our 2022 credit facility, and we wrote off the related unamortized debt discounts and issuance costs resulting in a loss on early debt extinguishment of $8 million. As a result of the focused work on refinancing and repayment of our debt in recent years, coupled with the amendment and restatement of our credit facility on April 8, 2022, we have no debt balances scheduled to become due prior to 2025.
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
At February 20, 2024, we had long-term debt issuer ratings of Ba1 by Moody’s (rating affirmed Ba1 and outlook upgraded to positive on January 11, 2024 in conjunction with the Proposed Merger announcement), BB+ by S&P (rating affirmed BB+ and outlook upgraded to positive on January 18, 2023) and BB+ by Fitch Ratings (rating and positive outlook affirmed on August 16, 2023). Both S&P and Fitch also placed us on Credit / Rating Watch Positive on January 11, 2024 following the Proposed Merger announcement. Effective in January 2022, the interest rate for our 4.95% 2025 Senior Notes (“2025 Notes”) was 5.95%, reflecting a net downgrade in our bond ratings since their issuance. On May 31, 2022, Moody’s upgraded our bond rating to Ba1, which decreased the interest rate on the 2025 Notes from 5.95% to 5.70% for coupon payments paid after July 2022. Any further upgrades or downgrades in our public debt ratings by Moody’s or S&P could decrease or increase our cost of funds, respectively, as our 2025 Notes are subject to ratings driven changes.
Cash Flows

	For the years ended December 31,
(in millions)	2023	2022
Net cash provided by operating activities	$2,516	$3,154
Net cash used in investing activities	(2,047)	(2,043)
Net cash used in financing activities	(498)	(1,089)
Cash Flow from Operations

	For the years ended December 31,
(in millions)	2023	2022
Net cash provided by operating activities	$2,516	$3,154
Add back (subtract): changes in working capital	(243)	(124)
Net cash provided by operating activities, net of changes in working capital	$2,273	$3,030
•Net cash provided by operating activities of $2,516 million decreased 20% from $3,154 million in 2022, primarily due to a $6,114 million decrease resulting from lower commodity prices, a $354 million decrease related to decreased production and a $7 million decrease in our marketing margin. The decreases were partially offset by a $5,628 million increase in our settled derivative position, a $119 million increased impact of working capital, a $56 million decrease in current taxes and a $42 million decrease in interest expense.
•Net cash generated from operating activities, net of changes in working capital, exceeded our capital investments by $142 million and $821 million for the years ended December 31, 2023 and December 31, 2022, respectively.
Cash Flow from Investing Activities
•Total E&P capital investing decreased $74 million for the year ended December 31, 2023, compared to the same period in 2022, due to a $68 million decrease in direct E&P capital investing which was primarily related to decreased activity in 2023 as compared to 2022 and a $6 million decrease in capitalized interest.
•Capitalized interest decreased for the year ended December 31, 2023, as compared to the same period in 2022, primarily due to the evaluation of natural gas and oil properties exceeding investment in unevaluated properties over the past twelve months.

	For the years ended December 31,
(in millions)	2023	2022
Additions to properties and equipment	$2,170	$2,115
Adjustments for capital investments:
Changes in capital accruals	(44)	88
Other (1)	5	6
Total capital investing	$2,131	$2,209
(1)Includes capitalized non-cash stock-based compensation and costs to retire assets, which are classified as cash used in operating activities.
Capital Investing

	For the years ended December 31,
(in millions except percentages)	2023	2022	Increase/ (Decrease)
E&P capital investing	$2,122	$2,196
Other capital investing (1)	9	13
Total capital investing	$2,131	$2,209	(4)%
(1)Other capital investing relates to the development of our enterprise resource technology and purchases of information technology for the year ended December 31, 2023 and purchases of information technology and other corporate spending for the year ended December 31, 2022.

	For the years ended December 31,
(in millions)	2023	2022
E&P Capital Investments by Type:
Exploratory and development, including workovers	$1,812	$1,892
Acquisition of properties	69	81
Other	41	17
Capitalized interest and expenses	200	206
Total E&P capital investments	$2,122	$2,196

E&P Capital Investments by Area
Appalachia	$938	$953
Haynesville	1,138	1,229
Other E&P	46	14
Total E&P capital investments	$2,122	$2,196

	For the years ended December 31,
	2023	2022
Gross Operated Well Count Summary:
Drilled	110	138
Completed	124	139
Wells to sales	132	133
Actual capital expenditure levels may vary significantly from period to period due to many factors, including drilling results, natural gas, oil and NGL prices, industry conditions, the prices and availability of goods and services, and the extent to which properties are acquired or non-strategic assets are sold.
Cash Flow from Financing Activities
•Net cash used in financing activities for the year ended December 31, 2023 was $498 million, compared to net cash used in financing activities of $1,089 million for the same period in 2022.
•In 2023, we redeemed all of the outstanding 7.750% Senior Notes due 2027 at a redemption price equal to 103.875% of the principal amount thereof plus accrued and unpaid interest of $13 million for a total payment of $450 million. We recognized a $19 million loss on the extinguishment of debt, which included the write off of $3 million in related unamortized debt discounts and debt issuance costs. We funded the redemption using approximately $316 million of cash on hand and approximately $134 million of borrowings under our 2022 credit facility. In addition, we paid down $30 million on our 2022 credit facility.
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
Working Capital
•We had negative working capital of $314 million at December 31, 2023, a $1,503 million increase from December 31, 2022, as a $1,707 million increase in the current portion of our hedge positions, a $451 million decrease in accounts payable, a $48 million decrease in other current liabilities, a $32 million increase in other current assets, and a $17 million decrease in other various payables was partially offset by a $721 million decrease in accounts receivable and a $29 million decrease in cash. We believe that our existing cash and cash equivalents, our anticipated cash flow from operations and our available credit facility will be sufficient to meet our working capital and operational spending requirements.
Off-Balance Sheet Arrangements
We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of December 31, 2023, our material off-balance sheet arrangements and transactions were operating service arrangements. There are no other transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of our capital resources. For more information regarding off-balance sheet arrangements, we refer you to Note 10 to the consolidated financial included in this Annual Report.
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
Natural Gas and Oil Properties
We utilize the full cost method of accounting for costs related to the exploration, development and acquisition of natural gas and oil properties. Under this method, productive and nonproductive costs, including salaries, benefits and other internal costs directly attributable to these activities, are capitalized on a country-by-country basis and amortized over the estimated lives of the properties using the units-of-production method. These capitalized costs are subject to a quarterly ceiling test that limits such pooled costs, net of applicable deferred taxes, to the aggregate of the present value of future net revenues attributable to proved natural gas, oil and NGL reserves discounted at 10% (standardized measure) plus the lower of cost or market value of unproved properties. Any costs in excess of the ceiling are written off as a non-cash expense. The expense may not be reversed in future periods, even though higher natural gas, oil and NGL prices may subsequently increase the ceiling. Companies using the full cost method are required to use the average quoted price from the first day of each month from the previous 12 months, including the impact of derivatives designated for hedge accounting, to calculate the ceiling value of their reserves. Prices used to calculate the ceiling value of reserves were as follows:

	December 31, 2023	December 31, 2022
Natural gas (per MMBtu)	$2.64	$6.36
Oil (per Bbl)	$78.22	$93.67
NGLs (per Bbl)	$21.38	$34.35
At December 31, 2023, the ceiling value of our reserves was calculated based upon the average quoted price from the first day of each month from the previous 12 months for Henry Hub natural gas and West Texas Intermediate oil and NGLs, adjusted for market differentials. The net book value of our natural gas and oil properties exceeded the ceiling amount in the fourth quarter of 2023 resulting in a non-cash ceiling test write-down of $1,710 million. We had no derivative positions that were designated for hedge accounting as of December 31, 2023. Future decreases in market prices, as well as changes in production rates, levels of reserves, evaluation of costs excluded from amortization, future development costs and production costs may result in future non-cash impairments to our natural gas and oil properties. Given the decline in commodity prices during 2023 and early 2024, the Company expects that an additional non-cash impairment of its assets will likely occur in the first quarter of 2024 and perhaps later.
Using the average quoted prices above, adjusted for market differentials, our net book value of our United States natural gas and oil properties did not exceed the ceiling amount at December 31, 2022. We had no derivative positions that were designated for hedge accounting as of December 31, 2022.
Changes in natural gas, oil and NGL prices used to calculate the discounted future net revenues of our reserves affects both the present value of cash flows and the quantity of reserves. Our reserve base as of December 31, 2023 was approximately 78% natural gas, 20% NGLs and 2% oil, and our standardized measure and reserve quantities as of December 31, 2023, were $7.3 billion and 19.7 Tcfe, respectively.
Costs associated with unevaluated properties are excluded from our amortization base until we have evaluated the properties or impairment is indicated. The costs associated with unevaluated leasehold acreage and related seismic data, wells currently drilling and related capitalized interest are initially excluded from our amortization base. Leasehold costs are either transferred to our amortization base with the costs of drilling a well on the lease or are assessed at least annually for possible impairment or reduction in value. Our decision to withhold costs from amortization and the timing of the transfer of those costs into the amortization base involves judgment and may be subject to changes over time based on several factors, including our drilling plans, availability of capital, project economics and drilling results from adjacent acreage. At December 31, 2023, we had approximately $2,075 million of costs excluded from our amortization base, all of which related to our properties in the United States. Inclusion of some or all of these costs in our properties in the United States in the future, without adding any associated reserves, could result in non-cash ceiling test impairments.
Proved natural gas, oil and NGL reserves are a major component of the full cost ceiling test. Natural gas, oil and NGL reserves cannot be measured exactly. Our estimate of natural gas, oil and NGL reserves requires extensive judgments of available reservoir geologic, geophysical and engineering data as well as certain economic assumptions such as commodity pricing and the costs that will be incurred in developing and producing reserves and is generally less precise than other estimates made in connection with financial disclosures. Our reservoir engineers prepare our reserve estimates under the supervision of our management. Reserve estimates are prepared for each of our properties annually by the reservoir engineers assigned to the asset management team for that property. The reservoir engineering and financial data included in these estimates are reviewed by senior engineers, who are not part of the asset management teams, and by our Director of Reserves, who is the technical person primarily responsible for overseeing the preparation of our reserves estimates. Our Director of Reserves has more than 29 years of experience in petroleum engineering, including the estimation of natural gas and oil reserves, and holds a Bachelor of Science in Petroleum Engineering. Prior to joining us in 2018, our Director of Reserves served in various reservoir engineering roles for EP Energy Company, El Paso Corporation, Cabot Oil & Gas Corporation, Schlumberger and H.J. Gruy & Associates, and is a member of the Society of Petroleum Engineers. He reports to our Executive Vice President and Chief Operating Officer, who has more than 35 years of experience in petroleum engineering including the estimation of natural gas, oil and NGL reserves in multiple basins in the United States, and holds a Bachelor of Science in Petroleum Engineering. Prior to joining Southwestern in 2017, our Chief Operating Officer served in various engineering and leadership roles for EP Energy Corporation, El Paso Corporation, ARCO Oil and Gas Company, Burlington Resources and Peoples Energy Production, and is a member of the Society of Petroleum Engineers.
We engage NSAI, a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies, to independently audit our proved reserves estimates as discussed in more detail below.  NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-002699. Within NSAI, the two technical persons primarily responsible for auditing our proved reserves estimates (1) have over 27 years and over 22 years of practical experience in petroleum geosciences and petroleum engineering, respectively; (2) have over 16 years and over 22 years of experience in the estimation and evaluation of reserves, respectively; (3) each has a college degree; (4) each is a Licensed Professional Geoscientist in the State of Texas or a Licensed Professional Engineer in the State of Texas; (5) each meets or exceeds the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; and (6) each is proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines. The financial data included in the reserve estimates is also separately reviewed by our accounting staff. Our proved reserves estimates, as internally reviewed and audited by NSAI, are submitted for review and approval to our President and Chief Executive Officer. Finally, upon his approval, NSAI reports the results of its reserve audit to the Board of Directors, with whom final authority over the estimates of our proved reserves rests. A copy of NSAI’s report has been filed as Exhibit 99.1 to this Annual Report.
Proved developed reserves generally have a higher degree of accuracy in this estimation process, when compared to proved undeveloped and proved non-producing reserves, as production history and pressure data over time is available for the majority of our proved developed properties. Proved developed reserves accounted for 59% of our total reserve base as of December 31, 2023. Assigning monetary values to such estimates does not reduce the subjectivity and changing nature of such reserve estimates. We cannot assure you that our internal controls sufficiently address the numerous uncertainties and risks that are inherent in estimating quantities of natural gas, oil and NGL reserves and projecting future rates of production and timing of development expenditures as many factors are beyond our control. We refer you to “Our proved natural gas, oil and NGL reserves are estimates that include uncertainties. Any material changes to these uncertainties or underlying assumptions could cause the quantities and net present value of our reserves to be overstated or understated” in Item 1A, “Risk Factors,” of Part I of this Annual Report for a more detailed discussion of these uncertainties, risks and other factors.
In conducting its audit, the engineers and geologists of NSAI study our major properties in detail and independently develop reserve estimates.  NSAI's audit consists primarily of substantive testing, which includes a detailed review of all operated proved developed properties plus all proved undeveloped locations. The proved developed properties included in the NSAI audit account for approximately 98% of the proved developed reserve volume and 98% of the proved developed present worth as of December 31, 2023. The proved undeveloped properties included in the NSAI audit account for 100% of the proved undeveloped reserve volume and 100% of the proved undeveloped present worth as of December 31, 2023. In the conduct of its audit, NSAI did not independently verify the data we provided to them with respect to ownership interests, natural gas, oil and NGL production, well test data, historical costs of operation and development, product prices, or any agreements relating to current and future operations of the properties and sales of production. NSAI has advised us that if, in the course of its audit, something came to its attention that brought into question the validity or sufficiency of any such information or data, NSAI did not rely on such information or data until it had satisfactorily resolved any questions relating thereto or had independently verified such information or data. On February 14, 2024, NSAI issued its audit opinion as to the reasonableness of our reserve estimates for the year-ended December 31, 2023 stating that our estimated proved natural gas, oil and NGL reserves are, in the aggregate, reasonable and have been prepared in accordance with Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers.
Derivatives and Risk Management
We use fixed price swap agreements and options to reduce the volatility of earnings and cash flow due to fluctuations in the prices of certain commodities and interest rates. Our policies prohibit speculation with derivatives and limit agreements to counterparties with appropriate credit standings to minimize the risk of uncollectability. We actively monitor the credit status of our counterparties based on their credit ratings and credit default swap rates where applicable, and to date have not had any credit defaults associated with our transactions. In 2023 we financially protected 67% of our total production with derivatives, compared to 82% in 2022. The primary risks related to our derivative contracts are the volatility in market prices and basis differentials for our production. However, the market price risk is generally offset by the gain or loss recognized upon the related transaction that is financially protected.
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
As of December 31, 2023, none of our derivative contracts were designated for hedge accounting treatment. Changes in the fair value of unsettled derivatives that were not designated for hedge accounting treatment are recorded in gain (loss) on derivatives. See Note 6 to the consolidated financial statements included in this Annual Report for more information on our derivative position at December 31, 2023.
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
We account for long-term incentive compensation transactions using a fair value method and recognize an amount equal to the fair value of the stock-based awards and cash-based awards cost in either the consolidated statement of operations or capitalize the cost into natural gas and oil properties included in property and equipment. Costs are capitalized when they are directly related to the acquisition, exploration and development activities of our natural gas and oil properties. We use models to determine fair value of stock-based compensation, which requires significant judgment with respect to forfeitures, volatility and other factors. The performance cash awards granted in 2023 and 2022 include a performance condition determined annually by the Company. If we, in our sole discretion, determine that the threshold was not met, the amount for that vesting period will not vest and will be cancelled.
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
Credit Risk
Our exposure to concentrations of credit risk consists primarily of trade receivables and derivative contracts associated with commodities trading. Concentrations of credit risk with respect to receivables are limited due to the large number of our purchasers and their dispersion across geographic areas. For the year ended December 31, 2023, one purchaser accounted for 14% of our revenues. A default on this account could have a material impact on the Company. For the year ended December 31, 2022, one purchaser accounted for 17% of our revenues. See “Commodities Risk” below for discussion of credit risk associated with commodities trading.
Interest Rate Risk
As of December 31, 2023, we had approximately $3.7 billion of outstanding senior notes with a weighted average interest rate of 5.46%, and $220 million of borrowings under our 2022 credit facility. At December 31, 2023, we had long-term debt issuer ratings of Ba1 by Moody’s, BB+ by S&P and BB+ by Fitch Ratings. On September 1, 2021, S&P upgraded our bond rating to BB, and on January 6, 2022, S&P further upgraded our bond rating to BB+, which decreased the interest rate on the 2025 notes to 5.95%, beginning with coupon payments paid after January 2022. On May 31, 2022, Moody’s upgraded the Company’s bond rating to Ba1, which decreased the interest rate on the 2025 Notes from 5.95% to 5.70% for coupon payments paid after July 2022. Any further upgrades or downgrades in our public debt ratings by Moody’s or S&P could decrease or increase our cost of funds, respectively, as our 2025 Notes are subject to ratings driven changes.

	Expected Maturity Date
(in millions except percentages)	2024	2025	2026	2027	2028	Thereafter	Total
Fixed rate payments (1)	$—	$389	$—	$—	$304	$3,050	$3,743
Weighted average interest rate	—%	5.70%	—%	—%	8.38%	5.14%	5.46%	(2)

Variable rate payments (1)	$—	$—	$—	$220	$—	$—	$220
Weighted average interest rate	—%	—%	—%	7.20%	—%	—%	7.20%
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control Over Financial Reporting
It is the responsibility of the management of Southwestern Energy Company to establish and maintain adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, utilizing the Committee of Sponsoring Organizations of the Treadway Commission’s Internal Control – Integrated Framework (2013).
Based on this evaluation, management has concluded the Company’s internal control over financial reporting was effective as of December 31, 2023.
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears herein.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Southwestern Energy Company
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Southwestern Energy Company and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income (loss), of changes in equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.
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
Critical Audit Matter
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
The Impact of Proved Natural Gas, Oil and NGL Reserves on Natural Gas and Oil Properties
As described in Note 1 to the consolidated financial statements, the Company’s consolidated natural gas and oil properties balance was $37,772 million as of December 31, 2023, and depreciation, depletion and amortization expense for the year ended December 31, 2023 was $1,307 million. The Company utilizes the full cost method of accounting for its natural gas and oil properties. Under this method, all capitalized costs are amortized over the estimated lives of the properties using the unit-of-production method based on proved natural gas, oil and natural gas liquids (NGL) reserves. These capitalized costs are subject to a ceiling test that limits such pooled costs, net of applicable deferred taxes, to the aggregate of the present value of future net revenues attributable to proved natural gas, oil and NGL reserves discounted at 10%. For the year ended December 31, 2023, pre-tax impairment charges of $1,710 million were recognized. As disclosed by management, proved natural gas, oil and NGL reserves are a major component of the full cost ceiling test. Estimates of reserves require extensive judgments of available reservoir geologic, geophysical and engineering data as well as certain economic assumptions such as commodity pricing and the costs that will be incurred in developing and producing reserves. The estimates of natural gas, oil and NGL reserves have been developed by specialists, specifically reservoir engineers, and audited by independent petroleum engineers (together referred to as “specialists”).
The principal considerations for our determination that performing procedures relating to the impact of proved natural gas, oil and NGL reserves on natural gas and oil properties, is a critical audit matter are (i) the significant judgment by management, including the use of management’s specialists, when developing the estimate of proved natural gas, oil and NGL reserves and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the data, methods, and assumptions used by management and its specialists in developing the estimates of proved natural gas, oil and NGL reserves applied to the full cost ceiling test.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s estimates of proved natural gas, oil and NGL reserves and the full cost ceiling test calculation. The work of management’s specialists was used in performing the procedures to evaluate the reasonableness of the estimates of proved natural gas, oil and NGL reserves applied in the full cost ceiling test. As a basis for using this work, specialists’ qualifications were understood and the Company’s relationship with the specialists was assessed. These procedures also included evaluating of the methods and assumptions used by specialists, testing of the completeness and accuracy of the data related to commodity pricing, future development costs and historical production used by the specialists, and evaluating the specialists’ findings.

/s/ PricewaterhouseCoopers LLP
Houston, Texas
February 22, 2024
We have served as the Company’s auditor since 2002.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
(in millions, except share/per share amounts)	2023	2022	2021
Operating Revenues:
Gas sales	$3,089	$9,101	$3,412
Oil sales	379	439	394
NGL sales	702	1,046	890
Marketing	2,355	4,419	1,963
Other	(3)	(3)	8
	6,522	15,002	6,667
Operating Costs and Expenses:
Marketing purchases	2,331	4,392	1,957
Operating expenses	1,717	1,616	1,170
General and administrative expenses	187	170	138
Merger-related expenses	—	27	76
Restructuring charges	—	—	7
Depreciation, depletion and amortization	1,307	1,174	546
Impairments	1,710	—	6
Taxes, other than income taxes	244	269	132
	7,496	7,648	4,032
Operating Income (Loss)	(974)	7,354	2,635
Interest Expense:
Interest on debt	246	292	220
Other interest charges	11	13	13
Interest capitalized	(115)	(121)	(97)
	142	184	136

Gain (Loss) on Derivatives	2,433	(5,259)	(2,436)
Loss on Early Extinguishment of Debt	(19)	(14)	(93)
Other Income, Net	2	3	5

Income (Loss) Before Income Taxes	1,300	1,900	(25)
Provision (Benefit) for Income Taxes
Current	(5)	51	—
Deferred	(252)	—	—
	(257)	51	—
Net Income (Loss)	$1,557	$1,849	$(25)

Earnings (Loss) Per Common Share
Basic	$1.41	$1.67	$(0.03)
Diluted	$1.41	$1.66	$(0.03)

Weighted Average Common Shares Outstanding:
Basic	1,100,980,199	1,110,564,839	789,657,776
Diluted	1,103,406,255	1,113,184,254	789,657,776
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the years ended December 31,
(in millions)	2023	2022	2021
Net income (loss)	$1,557	$1,849	$(25)

Change in value of pension and other postretirement liabilities:
Amortization of prior service cost and net (gain) loss, including (gain) loss on settlements and curtailments included in net periodic pension cost (1)	(2)	(3)	2
Net actuarial gain incurred in period (2)	7	34	11
Tax valuation allowance release impact on pension settlements	(14)	—	—
Total change in value of pension and postretirement liabilities	(9)	31	13
Comprehensive income (loss)	$1,548	$1,880	$(12)
(1)Includes tax effects that were not significant for 2021 which were netted against the valuation allowance and therefore included in accumulated other comprehensive income.
(2)Includes tax effect gains which were not significant for all periods presented and were netted against a valuation allowance and therefore included in accumulated other comprehensive income.
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
ASSETS	(in millions, except share amounts)
Current assets:
Cash and cash equivalents	$21	$50
Accounts receivable, net	680	1,401
Derivative assets	614	145
Other current assets	100	68
Total current assets	1,415	1,664
Natural gas and oil properties, using the full cost method, including $2,075 million as of December 31, 2023 and $2,217 million as of December 31, 2022 excluded from amortization	37,772	35,763
Other	566	527
Less: Accumulated depreciation, depletion and amortization	(28,425)	(25,387)
Total property and equipment, net	9,913	10,903
Operating lease assets	154	177
Long-term derivative assets	175	72
Deferred tax assets	238	—
Other long-term assets	96	110
Total long-term assets	663	359
TOTAL ASSETS	$11,991	$12,926
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,384	$1,835
Taxes payable	128	136
Interest payable	77	86
Derivative liabilities	79	1,317
Current operating lease liabilities	44	42
Other current liabilities	17	65
Total current liabilities	1,729	3,481
Long-term debt	3,947	4,392
Long-term operating lease liabilities	107	133
Long-term derivative liabilities	100	378
Other long-term liabilities	220	218
Total long-term liabilities	4,374	5,121
Commitments and contingencies (Note 10)
Equity:
Common stock, $0.01 par value; 2,500,000,000 shares authorized; issued 1,163,077,745 shares as of December 31, 2023 and 1,161,545,588 as of December 31, 2022	12	12
Additional paid-in capital	7,188	7,172
Accumulated deficit	(982)	(2,539)
Accumulated other comprehensive income (loss)	(3)	6
Common stock in treasury, 61,614,693 shares as of December 31, 2023 and as of December 31, 2022	(327)	(327)
Total equity	5,888	4,324
TOTAL LIABILITIES AND EQUITY	$11,991	$12,926
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(in millions)	2023	2022	2021
Cash Flows From Operating Activities:
Net income (loss)	$1,557	$1,849	$(25)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	1,307	1,174	546
Amortization of debt issuance costs	7	11	9
Impairments	1,710	—	6
Deferred income taxes	(252)	—	—
(Gain) loss on derivatives, unsettled	(2,088)	(24)	944
Stock-based compensation	9	4	2
Loss on early extinguishment of debt	19	14	93
Other	4	2	(3)
Changes in assets and liabilities, net of effect of Mergers:
Accounts receivable	721	(240)	(425)
Accounts payable	(375)	390	261
Taxes payable	(8)	43	(4)
Interest payable	(5)	4	6
Inventories	(27)	2	(3)
Other assets and liabilities	(63)	(75)	(44)
Net cash provided by operating activities	2,516	3,154	1,363

Cash Flows From Investing Activities:
Capital investments	(2,170)	(2,115)	(1,032)
Proceeds from sale of property and equipment	123	72	4
Cash acquired in mergers	—	—	66
Cash paid in mergers	—	—	(1,642)
Net cash used in investing activities	(2,047)	(2,043)	(2,604)

Cash Flows From Financing Activities:
Payments on current portion of long-term debt	—	(210)	—
Payments on long-term debt	(437)	(612)	(1,177)
Payments on revolving credit facility	(4,718)	(12,071)	(6,628)
Borrowings under revolving credit facility	4,688	11,861	6,388
Change in bank drafts outstanding	(27)	79	5
Repayment of revolving credit facilities associated with Mergers	—	—	(176)
Proceeds from exercise of common stock options	—	7	—
Proceeds from issuance of long-term debt	—	—	2,900
Debt issuance and other financing costs	—	(14)	(53)
Purchase of treasury stock	—	(125)	—
Cash paid for tax withholding	(4)	(4)	(3)
Net cash provided by (used in) financing activities	(498)	(1,089)	1,256

Increase (decrease) in cash and cash equivalents	(29)	22	15
Cash and cash equivalents at beginning of year	50	28	13
Cash and cash equivalents at end of year	$21	$50	$28
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury
(in millions, except share amounts)	Shares Issued	Amount				Shares	Amount	Total
Balance at December 31, 2020	718,795,700	$7	$5,093	$(4,363)	$(38)	44,353,224	$(202)	$497
Comprehensive loss
Net loss	—	—	—	(25)	—	—	—	(25)
Other comprehensive income	—	—	—	—	13	—	—	13
Total comprehensive loss	—	—	—	—	—	—	—	(12)
Stock-based compensation	—	—	2	—	—	—	—	2
Issuance of restricted stock	289,442	—	—	—	—	—	—	—
Cancellation of restricted stock	(405)	—	—	—	—	—	—	—
Restricted units granted	2,184,681	—	8	—	—	—	—	8
Performance units vested	1,001,505	—	4	—	—	—	—	4
Merger consideration	437,164,919	5	2,046	—	—	—	—	2,051
Tax withholding – stock compensation	(763,176)	—	(3)	—	—	—	—	(3)
Balance at December 31, 2021	1,158,672,666	$12	$7,150	$(4,388)	$(25)	44,353,224	$(202)	$2,547
Comprehensive income
Net income	—	—	—	1,849	—	—	—	1,849
Other comprehensive income	—	—	—	—	31	—	—	31
Total comprehensive income	—	—	—	—	—	—	—	1,880
Stock-based compensation	—	—	7	—	—	—	—	7
Exercise of stock options	893,312	—	7	—	—	—	—	7
Issuance of common stock	79	—	—	—	—	—	—	—
Issuance of restricted stock	185,774	—	—	—	—	—	—	—
Restricted units vested	21,981	—	—	—	—	—	—	—
Performance units vested	2,499,860	—	12	—	—	—	—	12
Treasury Stock	—	—	—	—	—	17,261,469	(125)	(125)
Tax withholding – stock compensation	(728,084)	—	(4)	—	—	—	—	(4)
Balance at December 31, 2022	1,161,545,588	$12	$7,172	$(2,539)	$6	61,614,693	$(327)	$4,324
Comprehensive income
Net income	—	—	—	1,557	—	—	—	1,557
Other comprehensive loss	—	—	—	—	(9)	—	—	(9)
Total comprehensive income	—	—	—	—	—	—	—	1,548
Stock-based compensation	—	—	12	—	—	—	—	12
Issuance of restricted stock	188,382	—	—	—	—	—	—	—
Restricted units vested	2,009,007	—	8	—	—	—	—	8
Tax withholding – stock compensation	(665,232)	—	(4)	—	—	—	—	(4)
Balance at December 31, 2023	1,163,077,745	$12	$7,188	$(982)	$(3)	61,614,693	$(327)	$5,888
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
The comparability of certain 2023 and 2022 amounts to prior periods could be impacted as a result of the Indigo Merger (as defined below) completed on September 1, 2021, and the GEPH Merger (as defined below) on December 31, 2021. The Company believes the disclosures made are adequate to make the information presented not misleading.
Principles of Consolidation
The consolidated financial statements include the accounts of Southwestern and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
In 2015, the Company purchased an 86% ownership in a limited partnership that owns and operates a gathering system in Appalachia. Because the Company owns a controlling interest in the partnership, the operating and financial results are consolidated with the Company’s E&P segment results. The minority partner’s share of the partnership activity is reported in retained earnings in the consolidated financial statements. Net income attributable to noncontrolling interest for the years ended December 31, 2023, 2022 and 2021 was insignificant.
Major Customers
The Company sells the vast majority of its E&P natural gas, oil and NGL production to third-party customers through its marketing subsidiary. Customers include major energy companies, utilities and industrial purchasers of natural gas. For the year ended December 31, 2023 one purchaser accounted for approximately 14% of annual revenues. A default on this account could have a material impact on the Company, but the Company does not believe that there is a material risk of a default. For the year ended December 31, 2022, one purchaser accounted for 17% of annual revenues. No other purchasers accounted for more than 10% of consolidated revenues. The Company believes that the loss of any one customer would not have an adverse effect on its ability to sell its natural gas, oil and NGL production.
Cash and Cash Equivalents
Cash and cash equivalents are defined by the Company as short-term, highly liquid investments that have an original maturity of three months or less and deposits in money market mutual funds that are readily convertible into cash. Management considers cash and cash equivalents to have minimal credit and market risk as the Company monitors the credit status of the financial institutions holding its cash and marketable securities. The Company had $21 million and $50 million in cash and cash equivalents as of December 31, 2023 and 2022, respectively.
Certain of the Company’s cash accounts are zero-balance controlled disbursement accounts. The Company presents the outstanding checks written against these zero-balance accounts as a component of accounts payable in the accompanying consolidated balance sheets. Outstanding checks included as a component of accounts payable totaled $73 million and $100 million as of December 31, 2023 and 2022, respectively.
Property, Depreciation, Depletion and Amortization
Natural Gas and Oil Properties. The Company utilizes the full cost method of accounting for costs related to the exploration, development and acquisition of natural gas and oil properties. The following table shows the capitalized costs of natural gas and oil properties and the related accumulated depreciation, depletion and amortization as of December 31, 2023 and 2022:

(in millions)	2023	2022
Proved properties	$35,697	$33,546
Unproved properties	2,075	2,217
Total capitalized costs	37,772	35,763
Less: Accumulated depreciation, depletion and amortization	(28,031)	(25,033)
Net capitalized costs	$9,741	$10,730
Under the full cost method of accounting, productive and nonproductive costs, including salaries, benefits and other internal costs directly attributable to these activities, are capitalized on a country-by-country basis and amortized over the estimated lives of the properties using the units-of-production method. These capitalized costs are subject to a ceiling test that limits such pooled costs, net of applicable deferred taxes, to the aggregate of the present value of future net revenues attributable to proved natural gas, oil and NGL reserves discounted at 10% (standardized measure). Any costs in excess of the ceiling are written off as a non-cash expense. The expense may not be reversed in future periods, even though higher natural gas, oil and NGL prices may subsequently increase the ceiling. Companies using the full cost method are required to use the average quoted price from the first day of each month from the previous 12 months, including the impact of derivatives designated for hedge accounting, to calculate the ceiling value of their reserves. Prices used to calculate the ceiling value of reserves were as follows:

	For the years ended December 31,
	2023	2022	2021
Natural gas (per MMBtu)	$2.64	$6.36	$3.60
Oil (per Bbl)	$78.22	$93.67	$66.56
NGLs (per Bbl)	$21.38	$34.35	$28.65
Using the average quoted prices above, adjusted for market differentials, the net book value of the Company’s United States natural gas and oil properties exceeded the ceiling amount at December 31, 2023, resulting in an impairment of $1,710 million. The net book value of its natural gas and oil properties did not exceed the ceiling amount at December 31, 2022 or 2021. The Company had no derivative positions that were designated for hedge accounting as of December 31, 2023, 2022 and 2021. Given the decline in commodity prices during 2023 and early 2024, the Company expects that an additional non-cash impairment of its asset will likely occur in the first quarter of 2024 and perhaps later.
No impairment expense was recorded in 2021 in relation to the Company’s natural gas and oil properties acquired from Montage. These properties were recorded at fair value as of November 13, 2020, in accordance with Accounting Standards Codification (“ASC”) Topic 820 – Fair Value Measurement. In the fourth quarter of 2020, pursuant to SEC guidance, the Company determined that the fair value of the properties acquired at the closing of the Montage Merger clearly exceeded the related full-cost ceiling limitation beyond a reasonable doubt and received a waiver from the SEC to exclude the properties acquired in the Montage Merger from the ceiling test calculation. This waiver was granted for all reporting periods through and including the quarter ending September 30, 2021, as long as the Company could continue to demonstrate that the fair value of properties acquired clearly exceeded the full cost ceiling limitation beyond a reasonable doubt in each reporting period. As part of the waiver received from the SEC, the Company was required to disclose what the full cost ceiling test impairment amounts for all periods presented in each applicable quarterly and annual filing would have been if the waiver had not been granted. The fair value of the properties acquired in the Montage Merger was based on future commodity market pricing for natural gas and oil pricing existing at the date of the Montage Merger, and management affirmed that there has not been a material decline to the fair value of these acquired assets since the Montage Merger. Had management not received the waiver from the SEC, no impairment charge would have been recorded in 2021 even when including the Montage natural gas and oil properties in the full cost ceiling test due to improved commodity prices during 2021.

Costs associated with unevaluated properties are excluded from the amortization base until the properties are evaluated or impairment is indicated. The costs associated with unevaluated leasehold acreage and related seismic data, wells currently drilling and related capitalized interest are initially excluded from the amortization base. Leasehold costs are either transferred to the amortization base with the costs of drilling a well on the lease or are assessed at least annually for possible impairment or reduction in value. The Company’s decision to withhold costs from amortization and the timing of the transfer of those costs into the amortization base involves judgment and may be subject to changes over time based on several factors, including drilling plans, availability of capital, project economics and drilling results from adjacent acreage. At December 31, 2023, the Company had a total of $2,075 million of costs excluded from the amortization base, all of which related to its properties in the United States.
Natural gas and oil properties not subject to amortization represent investments in unproved properties and major development projects in which the Company owns an interest. These unproved property costs include unevaluated costs associated with leasehold or drilling interests and unevaluated costs associated with wells in progress. The table below sets forth the composition of net unevaluated costs excluded from amortization as of December 31, 2023:

(in millions)	2023	2022	2021	Prior	Total
Property acquisition costs	$63	$86	$559	$1,005	$1,713
Exploration and development costs	24	9	8	18	59
Capitalized interest	115	91	75	22	303
	$202	$186	$642	$1,045	$2,075
Of the total net unevaluated costs excluded from amortization as of December 31, 2023, approximately $1,048 million is related to undeveloped properties in Appalachia which were acquired in 2014 and 2015, $137 million is related to Montage properties acquired in November 2020 and approximately $587 million is related to the acquisition of undeveloped properties in Haynesville which were acquired in September 2021 and December 2021. Additionally, the Company has approximately $303 million of unevaluated capitalized interest. The Company has $59 million of unevaluated costs related to wells in progress (included within the Appalachia, Montage and Haynesville amounts above). The remaining costs excluded from amortization are related to properties which are not individually significant and on which the evaluation process has not been completed. The timing and amount of property acquisition and seismic costs included in the amortization computation will depend on the location and timing of drilling wells, results of drilling and other assessments. The Company is, therefore, unable to estimate when these costs will be included in the amortization computation.
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
The estimated useful lives of those assets depreciated under the straight-line method are as follows:

Water facilities	3 – 10 years
Gathering systems	15 – 25 years
Technology infrastructure	3 – 10 years
Drilling rigs and equipment	3 years
Buildings and leasehold improvements	5 – 30 years

Other property, plant and equipment is comprised of the following:

(in millions)	December 31, 2023	December 31, 2022
Water facilities	$252	$238
Gathering systems	60	56
Technology infrastructure	146	135
Drilling rigs and equipment	35	31
Land, buildings and leasehold improvements	16	16
Other	57	51
Less: Accumulated depreciation and impairment	(394)	(354)
Total	$172	$173
Impairment of Long-Lived Assets. The carrying value of non-full cost pool long-lived assets is evaluated for recoverability whenever events or changes in circumstances indicate that it may not be recoverable. Should an impairment exist, the impairment loss would be measured as the amount that the asset’s carrying value exceeds its fair value. The Company did not recognize an impairment on its non-full cost pool long-lived assets during the years ended December 31, 2023 and December 31, 2022. The Company recognized an impairment of $6 million related to non-core assets for the year ended December 31, 2021.
Intangible Assets. The carrying value of intangible assets are evaluated for recoverability whenever events or changes in circumstances indicate that it may not be recoverable. Intangible assets are amortized over their useful life. At December 31, 2023 and 2022, the Company had $38 million and $43 million, respectively, in marketing-related intangible assets, of which $33 million and $38 million were included in Other long-term assets on the respective consolidated balance sheets. The Company amortized $5 million of its marketing-related intangible asset in 2023, $5 million in 2022 and $8 million in 2021. The Company expects to amortize $5 million during each year from 2024 to 2027 and $4 million in 2028.
Leases
The Company determines if a contract contains a lease at inception or as a result of an acquisition. A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment (an identified asset) for a period of time in exchange for consideration. A right-of-use asset and corresponding lease liability are recognized on the balance sheet at commencement at an amount based on the present value of the remaining lease payments over the lease term. As the implicit rate of the lease is not always readily determinable, the Company uses the incremental borrowing rate to calculate the present value of the lease payments based on information available at commencement date, such as the initial lease term. Operating right-of-use assets and operating lease liabilities are presented separately on the consolidated balance sheet. The Company does not have any finance leases as of December 31, 2023. By policy election, leases with an initial term of twelve months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis, and variable lease payments are recognized in the period as incurred.
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
In 2023, there were no share repurchases that occurred during the year.
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

The following table presents the computation of earnings per share for the years ended December 31, 2023, 2022 and 2021:

	For the years ended December 31,
(in millions, except share/per share amounts)	2023	2022	2021
Net income (loss)	$1,557	$1,849	$(25)

Number of common shares:
Weighted average outstanding	1,100,980,199	1,110,564,839	789,657,776
Issued upon assumed exercise of outstanding stock options	—	—	—
Effect of issuance of non-vested restricted common stock	862,434	763,067	—
Effect of issuance of non-vested restricted units	1,431,754	1,500,815	—
Effect of issuance of non-vested performance units	131,868	355,533	—
Weighted average and potential dilutive outstanding	1,103,406,255	1,113,184,254	789,657,776

Earnings (loss) per common share:
Basic	$1.41	$1.67	$(0.03)
Diluted	$1.41	$1.66	$(0.03)
The following table presents the common stock shares equivalent excluded from the calculation of diluted earnings per share for the years ended December 31, 2023, 2022 and 2021, as they would have had an antidilutive effect:

	For the years ended December 31,
	2023	2022	2021
Unexercised stock options	831,525	2,265,589	3,683,363
Unvested share-based payment	46,101	53,924	832,989
Restricted units	211,506	192,515	2,226,981
Performance units	—	—	2,194,477
Total	1,089,132	2,512,028	8,937,810
Supplemental Disclosures of Cash Flow Information
The following table provides additional information concerning interest and income taxes paid as well as changes in noncash investing activities for the years ended December 31, 2023, 2022 and 2021:

	For the years ended December 31,
(in millions)	2023	2022	2021
Cash paid during the year for interest, net of amounts capitalized	$140	$161	$106
Cash paid during the year for income taxes	13	41	—	(1)
Non-cash investing activities	(39)	94	3,690	(2)
Non-cash financing activities	—	—	2,051	(3)
(1)Cash received in 2021 for income taxes was immaterial.
(2)Includes $3,045 million and $581 million in non-cash property additions related to the Indigo Merger and the GEPH Merger, respectively.
(3)Includes $1,588 million and $463 million in common stock consideration related to the Indigo Merger and the GEPH Merger, respectively.
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
Liability-Classified Awards
The Company classifies certain awards that can or will be settled in cash as liability awards. The fair value of a liability-classified award is determined on a quarterly basis beginning at the grant date until final vesting. Changes in the fair value of liability-classified awards are recorded to general and administrative expense, operating expense and capitalized expense over the vesting period of the award. The liability-based performance unit awards granted in 2020 include a performance condition based on return on average capital employed and a market condition based on relative total shareholder return (“TSR”). In 2021, two types of performance unit awards were granted. One type of award includes a performance condition based on return on capital employed and a performance condition based on a reinvestment rate, and the second type of award includes one market condition based on relative TSR. In 2022 and 2023, two types of performance units were granted. One type of award includes performance conditions based on return on capital employed and reinvestment rate. The other awards granted in 2022 and 2023 were accounted for as equity classified awards. The fair values of the market conditions discussed above are calculated by Monte Carlo models on a quarterly basis. See Note 14 for a discussion of the Company’s stock-based compensation.
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
The Company maintains a frozen legacy non-qualified deferred compensation supplemental retirement savings plan for certain key employees whereby participants could elect to defer and contribute a portion of their compensation to a Rabbi Trust, as permitted by the plan. The Company includes the assets and liabilities of its supplemental retirement savings plan in its consolidated balance sheet. Shares of the Company’s common stock purchased under the non-qualified deferred compensation arrangement are held in the Rabbi Trust, are presented as treasury stock and are carried at cost. As of December 31, 2023 and 2022, 1,455 shares and 1,743 shares, respectively, were held in the Rabbi Trust and were accounted for as treasury stock.
Foreign Currency Translation
The Company has designated the Canadian dollar as the functional currency for its activities in Canada. The cumulative translation effects of translating the accounts from the functional currency into the U.S. dollar at current exchange rates are included as a separate component of other comprehensive income within stockholders’ equity.
New Accounting Standards Implemented in this Report
None that are expected to have a material impact.
New Accounting Standards Not Yet Adopted in this Report
In November 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The purpose of this update is to enhance disclosures on reportable segments and provide additional detailed information about significant segment expenses. The guidance in ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company continues to assess the impact of the new guidance, but it is not expected to have a material impact on the consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The purpose of this update is to enhance disclosures through further disaggregated information on the effective tax rate reconciliation based on specified categories, as well as disaggregation of income taxes paid by jurisdiction. The guidance in ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company continues to assess the impact of the new guidance, but it is not expected to have a material impact on the consolidated financial statements.
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
(1)Reflects $6 million of post-close cash consideration adjustments.
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
Prior to the Indigo Merger, in May 2021, Indigo closed on an agreement to divest its Cotton Valley natural gas and oil properties. Indigo retained certain contractual commitments related to volume commitments associated with natural gas gathering, for which Southwestern will assume the obligation to pay the gathering provider for any unused portion of the volume commitment under the agreement through 2027, depending on the buyer’s actual use. As of the acquisition date, up to approximately $34 million of these contractual commitments remained and the Company recorded a $17 million liability. As of

December 31, 2023, up to approximately $24 million of these contractual commitments remain, and the Company has a $14 million remaining liability for the estimated future payments.
Excluding the Cotton Valley gathering agreement (discussed above), the Company has recorded additional liabilities totaling $81 million as of the acquisition close date and had $3 million remaining as of December 31, 2023, primarily related to purchase or volume commitments associated with gathering, fresh water and sand.
Pro Forma Information
The following table summarizes the unaudited pro forma condensed financial information of Southwestern as if the Indigo Merger and the GEPH Merger each had occurred on January 1, 2020:

For the year ended December 31,
(in millions, except per share amounts)	2021
Revenues	$8,301
Net income (loss) attributable to common stock	$(354)
Net income (loss) attributable to common stock per share – basic	$(0.32)
Net income (loss) attributable to common stock per share – diluted	$(0.32)
The unaudited pro forma information is not necessarily indicative of the operating results that would have occurred had the Indigo Merger and the GEPH Merger each been completed at January 1, 2020, nor is it necessarily indicative of future operating results of the combined entities. The unaudited pro forma information gives effect to the Mergers and any related equity and debt issuances, along with the use of proceeds therefrom, as if they had occurred on the date discussed above and is a result of combining the statements of operations of Southwestern with the pre-merger results of Indigo and GEPH, including adjustments for revenues and direct expenses. The pro forma results exclude any cost savings anticipated as a result of the Mergers, and include adjustments to DD&A (depreciation, depletion and amortization) based on the purchase price allocated to property, plant, and equipment and the estimated useful lives as well as adjustments to interest expense. Interest expense was adjusted to reflect any retirement of assumed senior notes, credit facilities, all related accrued interest and the associated decrease in amortization of issuance costs related to notes retired and revolving lines of credit. Interest expense was also adjusted to include the impact of the assumption and exchange of Indigo’s $700 million of 5.375% Senior Notes due 2029 for equivalent Southwestern senior notes and to reflect the retirement of the Indigo and GEPH credit facilities, all related accrued interest and the associated decreases in amortization of issuance costs related to the respective revolving lines of credit. Management believes the estimates and assumptions are reasonable, and the relative effects of the Mergers are properly reflected.
Merger-Related Expenses
There were no merger-related expenses incurred for the year ended December 31, 2023. The following table summarizes the merger-related expenses incurred for the years ended December 31, 2022 and 2021:

	For the years ended December 31,
	2022			2021
(in millions)	Indigo Merger	GEPH Merger	Total	Indigo Merger	GEPH Merger	Other (1)	Total
Transition Services	$—	$18	$18	$—	$—	$—	$—
Professional fees (bank, legal, consulting)	—	1	1	27	19	1	47
Representation & warranty insurance	—	—	—	4	7	—	11
Contract buyouts, terminations and transfers	1	2	3	7	1	—	8
Due diligence and environmental	1	1	2	3	1	—	4
Employee-related	—	1	1	2	—	1	3
Other	—	2	2	2	—	1	3
Total merger-related expenses	$2	$25	$27	$45	$28	$3	$76
(1)Consists of merger related costs associated with the Company’s merger of Montage Resources which closed during 2020.
(3) RESTRUCTURING CHARGES
In February 2021, the Company notified employees of a workforce reduction plan as part of an ongoing strategic effort to reposition its portfolio, optimize operational performance and improve margins. Affected employees were offered a severance package, which included a one-time payment depending on length of service and, if applicable, the current value of unvested long-term incentive awards that were forfeited. The Company incurred total severance related costs of approximately $7 million for the year ended December 31, 2021 which were recognized as restructuring charges and were substantially complete by the end of the first quarter of 2021. All restructuring charges were recorded on the Company’s E&P segment and are included in Operating Income for the year ended December 31, 2021.
The Company had no material restructuring activities during the years ended December 31, 2023 and December 31, 2022, and had no material liabilities associated with restructuring at December 31, 2023 and December 31, 2022.
(4) LEASES
The Company’s variable lease costs are primarily comprised of variable operating charges incurred in connection with its headquarters lease. The variable lease costs are expected to continue throughout the lease term. There are currently no material residual value guarantees in the Company’s existing leases.
The components of lease costs are shown below:

	For the years ended December 31,
(in millions)	2023	2022	2021
Operating lease cost	$62	$63	$54
Short-term lease cost	103	93	15
Variable lease cost	3	3	3
Total lease cost	$168	$159	$72
As of December 31, 2023, the Company had operating leases of $4 million, related primarily to compressor leases, which have been executed but not yet commenced. These operating leases are planned to commence during 2024 with lease terms expiring through 2027. The Company’s existing operating leases do not contain any material restrictive covenants.
Supplemental cash flow information related to leases is set forth below:

	For the years ended December 31,
(in millions)	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$61	$62	$53

Right-of-use assets obtained in exchange for operating liabilities:
Operating leases	$27	$43	$73

Supplemental balance sheet information related to leases is as follows:

(in millions)	December 31, 2023	December 31, 2022
Right-of-use asset balance:
Operating leases	$154	$177
Lease liability balance:
Current operating leases	$44	$42
Long-term operating leases	107	133
Total operating leases	$151	$175

Weighted average remaining lease term: (years)
Operating leases	4.1	4.9

Weighted average discount rate:
Operating leases	7.50%	7.32%

Maturity analysis of operating lease liabilities:

(in millions)	December 31, 2023
2024	$53
2025	39
2026	33
2027	29
2028	14
Thereafter	6
Total undiscounted lease liability	174
Imputed interest	(23)
Total discounted lease liability	$151

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

Disaggregation of Revenues
The Company presents a disaggregation of E&P revenues by product in the consolidated statements of operations net of intersegment revenues. The following table reconciles operating revenues as presented on the consolidated statements of operations to the operating revenues by segment:

(in millions)	E&P	Marketing	Intersegment Revenues	Total
Year ended December 31, 2023
Gas sales	$3,036	$—	$53	$3,089
Oil sales	374	—	5	379
NGL sales	702	—	—	702
Marketing	—	6,277	(3,922)	2,355
Other (1)	(3)	—	—	(3)
Total	$4,109	$6,277	$(3,864)	$6,522

Year ended December 31, 2022
Gas sales	$9,100	$—	$1	$9,101
Oil sales	434	—	5	439
NGL sales	1,046	—	—	1,046
Marketing	—	14,521	(10,102)	4,419
Other (1)	(3)	—	—	(3)
Total	$10,577	$14,521	$(10,096)	$15,002

Year ended December 31, 2021
Gas sales	$3,358	$—	$54	$3,412
Oil sales	389	—	5	394
NGL sales	888	—	2	890
Marketing	—	6,186	(4,223)	1,963
Other (1)	5	3	—	8
Total	$4,640	$6,189	$(4,162)	$6,667
(1)Other E&P revenues consists primarily of gas balancing and water sales to third-party operators, and other marketing revenues consists primarily of sales of gas from storage.
Associated E&P revenues are also disaggregated for analysis on a geographic basis by the core areas in which the Company operates, which are primarily Appalachia and Haynesville.

	For the years ended December 31,
(in millions)	2023	2022	2021
Appalachia	$2,543	$6,314	$3,955
Haynesville	1,566	4,263	682
Other	—	—	3
Total	$4,109	$10,577	$4,640
Receivables from Contracts with Customers
The following table reconciles the Company’s receivables from contracts with customers to consolidated accounts receivable as presented on the consolidated balance sheet:

(in millions)	December 31, 2023	December 31, 2022
Receivables from contracts with customers	$622	$1,313
Other accounts receivable	58	88
Total accounts receivable	$680	$1,401
Amounts recognized against the Company’s allowance for doubtful accounts related to receivables arising from contracts with customers were not significant for the years ended December 31, 2023 and 2022. The Company has no contract assets or contract liabilities associated with its revenues from contracts with customers.

(6) DERIVATIVES AND RISK MANAGEMENT
The Company is exposed to volatility in market prices and basis differentials for natural gas, oil and NGLs, which impacts the predictability of its cash flows related to the sale of those commodities. These risks are managed by the Company’s use of certain derivative financial instruments. As of December 31, 2023, the Company’s derivative financial instruments consisted of fixed price swaps, two-way costless collars, three-way costless collars, basis swaps, call options and interest rate swaps. A description of the Company’s derivative financial instruments is provided below:

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
The following tables provide information about the Company’s financial instruments that are sensitive to changes in commodity prices and that are used to protect the Company’s exposure. None of the financial instruments below are designated for hedge accounting treatment. The tables present the notional amount, the weighted average contract prices and the fair value by expected maturity dates as of December 31, 2023:
Financial Protection on Production

		Weighted Average Price per MMBtu					Fair value at December 31, 2023 ($ in millions)
	Volume (Bcf)	Swaps	Sold Puts	Purchased Puts	Sold Calls	Basis Differential
Natural Gas
2024
Fixed price swaps	528	$3.54	$—	$—	$—	$—	$448
Two-way costless collars	44	—	—	3.07	3.53	—	22
Three-way costless collars	88	—	2.47	3.20	4.09	—	35
Total	660						$505
2025
Two-way costless collars	73	$—	$—	$3.50	$5.40	$—	$31
Three-way costless collars	161	—	2.59	3.66	5.88	—	56
Total	234						$87

Basis swaps
2024	82	$—	$—	$—	$—	$(0.72)	$8
2025	9	—	—	—	—	(0.64)	4
Total	91						$12

		Weighted Average Price per Bbl				Fair value at December 31, 2023 ($ in millions)
	Volume (MBbls)	Swaps	Sold Puts	Purchased Puts	Sold Calls
Oil
2024
Fixed price swaps	1,571	$71.06	$—	$—	$—	$(1)
Two-way costless collars	512	—	—	70.00	85.63	2
Three-way costless collars	92	—	65.00	75.00	93.10	—
Total	2,175					$1
2025
Fixed price swaps	41	$77.66	$—	$—	$—	$—
Three-way costless collars	1,002	—	60.00	70.00	94.64	2
Total	1,043					$2

Ethane
2024
Fixed price swaps	4,897	$10.61	$—	$—	$—	$9

Propane
2024
Fixed price swaps	4,008	$31.38	$—	$—	$—	$11
2025
Fixed price swaps	63	$26.46	$—	$—	—	$—

Normal Butane
2024
Fixed price swaps	329	$40.74	$—	$—	$—	$1

Natural Gasoline
2024
Fixed price swaps	329	$64.37	$—	$—	$—	$2

Other Derivative Contracts
	Volume (Bcf)	Weighted Average Strike Price per MMBtu	Fair value at December 31, 2023 ($ in millions)
Call Options – Natural Gas (Net)
2024	82	$6.56	$(1)
2025	73	7.00	(6)
2026	73	7.00	(11)
Total	228		$(18)
At December 31, 2023, the net fair value of the Company’s financial instruments was a $610 million asset, including a net reduction of the asset of $2 million due to a non-performance risk adjustment. See Note 8 for additional details regarding the Company's fair value measurements of its derivative positions.
As of December 31, 2023, the Company had no positions designated for hedge accounting treatment. Gains and losses on derivatives that are not designated for hedge accounting treatment, or do not meet hedge accounting requirements, are recorded as a component of gain (loss) on derivatives on the consolidated statements of operations. Accordingly, the gain (loss) on derivatives component of the statement of operations reflects the gains and losses on both settled and unsettled derivatives. Only the settled gains and losses are included in the Company’s realized commodity price calculations.

The balance sheet classification of the assets and liabilities related to derivative financial instruments are summarized below as of December 31, 2023 and 2022:

Derivative Assets
	Balance Sheet Classification	Fair Value
(in millions)		December 31, 2023	December 31, 2022
Derivatives not designated as hedging instruments:
Fixed price swaps – natural gas	Derivative assets	$466	$—
Fixed price swaps – oil	Derivative assets	1	—
Fixed price swaps – ethane	Derivative assets	9	4
Fixed price swaps – propane	Derivative assets	12	9
Fixed price swaps – normal butane	Derivative assets	1	1
Fixed price swaps – natural gasoline	Derivative assets	2	1
Two-way costless collars – natural gas	Derivative assets	36	47
Two-way costless collars – oil	Derivative assets	3	—
Three-way costless collars – natural gas	Derivative assets	62	18
Three-way costless collars – oil	Derivative assets	1	1
Basis swaps – natural gas	Derivative assets	14	64
Put options – natural gas	Derivative assets	8	—
Fixed price swaps – natural gas	Other long-term assets	—	28
Fixed price swaps – oil	Other long-term assets	—	1
Fixed price swaps – ethane	Other long-term assets	—	1
Fixed price swaps – propane	Other long-term assets	—	1
Two-way costless collars – natural gas	Other long-term assets	46	18
Three-way costless collars – natural gas	Other long-term assets	116	3
Three-way costless collars – oil	Other long-term assets	10	—
Basis swaps – natural gas	Other long-term assets	4	17
Put options – natural gas	Other long-term assets	—	4
Total derivative assets		$791	$218

Derivative Liabilities
	Balance Sheet Classification	Fair Value
(in millions)		December 31, 2023	December 31, 2022
Derivatives not designated as hedging instruments:
Fixed price swaps – natural gas	Derivative liabilities	$18	$581
Fixed price swaps – oil	Derivative liabilities	2	20
Fixed price swaps – ethane	Derivative liabilities	—	1
Fixed price swaps – propane	Derivative liabilities	1	—
Fixed price swaps – natural gasoline	Derivative liabilities	—	1
Two-way costless collars – natural gas	Derivative liabilities	14	235
Two-way costless collars – oil	Derivative liabilities	1	—
Three-way costless collars – natural gas	Derivative liabilities	27	311
Three-way costless collars – oil	Derivative liabilities	1	31
Basis swaps – natural gas	Derivative liabilities	6	69
Call options – natural gas	Derivative liabilities	1	70
Put options – natural gas	Derivative liabilities	8	—
Fixed price swaps – natural gas	Other long-term liabilities	—	281
Fixed price swaps – oil	Other long-term liabilities	—	4
Two-way costless collars – natural gas	Other long-term liabilities	15	56
Three-way costless collars – natural gas	Other long-term liabilities	60	20
Three-way costless collars – oil	Other long-term liabilities	8	—
Basis swaps – natural gas	Other long-term liabilities	—	1
Call options – natural gas	Other long-term liabilities	17	18
Total derivative liabilities		$179	$1,699

Net Derivative Position
	As of December 31,
	2023	2022
	(in millions)
Net current derivative assets (liabilities)	$536	$(1,174)
Net long-term derivative assets (liabilities)	76	(307)
Non-performance risk adjustment	(2)	3
Net total derivative assets (liabilities)	$610	$(1,478)

The following tables summarize the before-tax effect of the Company’s derivative instruments on the consolidated statements of operations for the years ended December 31, 2023 and 2022:

Unsettled Gain (Loss) on Derivatives Recognized in Earnings
	Consolidated Statement of Operations Classification of Gain (Loss) on Derivatives, Unsettled	For the years ended December 31,
Derivative Instrument		2023	2022
		(in millions)
Fixed price swaps – natural gas	Gain (Loss) on Derivatives	$1,281	$(166)
Fixed price swaps – oil	Gain (Loss) on Derivatives	22	46
Fixed price swaps – ethane	Gain (Loss) on Derivatives	5	12
Fixed price swaps – propane	Gain (Loss) on Derivatives	1	87
Fixed price swaps – normal butane	Gain (Loss) on Derivatives	—	27
Fixed price swaps – natural gasoline	Gain (Loss) on Derivatives	2	34
Two-way costless collars – natural gas	Gain (Loss) on Derivatives	279	(116)
Two-way costless collars – oil	Gain (Loss) on Derivatives	2	—
Two-way costless collars – ethane	Gain (Loss) on Derivatives	—	1
Three-way costless collars – natural gas	Gain (Loss) on Derivatives	402	117
Three-way costless collars – oil	Gain (Loss) on Derivatives	32	11
Three-way costless collars – propane	Gain (Loss) on Derivatives	—	4
Basis swaps – natural gas	Gain (Loss) on Derivatives	1	(57)
Call options – natural gas	Gain (Loss) on Derivatives	70	21
Put options – natural gas	Gain (Loss) on Derivatives	(4)	4
Fixed price swaps – natural gas storage	Gain (Loss) on Derivatives	—	1
Interest rate swaps	Gain (Loss) on Derivatives	—	(2)
Total gain on unsettled derivatives		$2,093	$24

Settled Gain (Loss) on Derivatives Recognized in Earnings (1)
	Consolidated Statement of Operations Classification of Gain (Loss) on Derivatives, Settled	For the years ended December 31,
Derivative Instrument		2023	2022
		(in millions)
Fixed price swaps – natural gas	Gain (Loss) on Derivatives	$300	$(2,918)
Fixed price swaps – oil	Gain (Loss) on Derivatives	(27)	(129)
Fixed price swaps – ethane	Gain (Loss) on Derivatives	6	(49)
Fixed price swaps – propane	Gain (Loss) on Derivatives	26	(100)
Fixed price swaps – normal butane	Gain (Loss) on Derivatives	3	(35)
Fixed price swaps – natural gasoline	Gain (Loss) on Derivatives	1	(49)
Two-way costless collars – natural gas	Gain (Loss) on Derivatives	48	(448)
Two-way costless collars – oil	Gain (Loss) on Derivatives	(1)	—
Two-way costless collars – ethane	Gain (Loss) on Derivatives	—	(1)
Three-way costless collars – natural gas	Gain (Loss) on Derivatives	(19)	(1,319)
Three-way costless collars – oil	Gain (Loss) on Derivatives	(27)	(51)
Three-way costless collars – propane	Gain (Loss) on Derivatives	—	(5)
Index swaps - natural gas	Gain (Loss) on Derivatives	—	(1)
Basis swaps – natural gas	Gain (Loss) on Derivatives	43	128
Call options – natural gas	Gain (Loss) on Derivatives	(8)	(304)
Purchased fixed price swaps – natural gas storage	Gain (Loss) on Derivatives	—	1
Fixed price swaps – natural gas storage	Gain (Loss) on Derivatives	—	(3)
Total gain (loss) on settled derivatives		$345	$(5,283)
(1)The Company calculates gain (loss) on derivatives, settled, as the summation of gains and losses on positions that have settled within the period.

Total Gain (Loss) on Derivatives Recognized in Earnings
	For the years ended December 31,
	2023	2022
	(in millions)
Total gain on unsettled derivatives	$2,093	$24
Total gain (loss) on settled derivatives	345	(5,283)
Non-performance risk adjustment	(5)	—
Total gain (loss) on derivatives	$2,433	$(5,259)
(7) RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
In 2023, changes in AOCI primarily related to settlements in the Company's pension and other postretirement benefits. The following tables detail the components of accumulated other comprehensive income (loss) and the related tax effects, for the year ended December 31, 2023:

	For the year ended December 31, 2023
(in millions)	Pension and Other Postretirement	Foreign Currency	Total
Beginning balance, December 31, 2022	$20	$(14)	$6
Other comprehensive income before reclassifications	7	—	7
Amounts reclassified from other comprehensive income (1)	(16)	—	(16)
Net current-period other comprehensive loss	(9)	—	(9)
Ending balance, December 31, 2023	$11	$(14)	$(3)
(1)See separate table below for details about these reclassifications.

Details about Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations	Amount Reclassified from/to Accumulated Other Comprehensive Income
		For the year ended December 31, 2023
Pension and other postretirement: (1)		(in millions)
Settlements	Other income, net	$(2)
Tax valuation allowance release impact on pension settlements	Provision for income taxes	(14)
Total reclassifications for the period	Net income	$(16)
(1)See Note 13 for additional details regarding the Company’s pension and other postretirement benefit plans.
(8) FAIR VALUE MEASUREMENTS
The carrying amounts and estimated fair values of the Company’s financial instruments as of December 31, 2023 and 2022 were as follows:

	December 31, 2023		December 31, 2022
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$21	$21	$50	$50
2022 revolving credit facility due April 2027	220	220	250	250
Senior notes (1)	3,743	3,626	4,164	3,847
Derivative instruments, net	610	610	(1,478)	(1,478)
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
Debt: The fair values of the Company’s senior notes were based on the market value of the Company’s publicly traded debt as determined based on the market prices of the Company’s senior notes. The fair values of the Company's senior notes are considered to be a Level 1 measurement as they are actively traded. The carrying values of the borrowings under both the Company's 2022 credit facility (to the extent utilized) approximates fair value because the interest rates are variable and reflective of market rates. The Company considers the fair values of its 2022 credit facility to be a Level 1 measurement on the fair value hierarchy.
Derivative Instruments: The Company measures the fair value of its derivative instruments based upon a pricing model that utilizes market-based inputs, including, but not limited to, the contractual price of the underlying position, current market prices, natural gas and liquids forward curves, discount rates for a similar duration of each outstanding position, volatility factors and non-performance risk. Non-performance risk considers the effect of the Company’s credit standing on the fair value of derivative liabilities and the effect of counterparty credit standing on the fair value of derivative assets. Both inputs to the model are based on published credit default swap rates and the duration of each outstanding derivative position. As of December 31, 2023, the impact of non-performance risk on the fair value of the Company’s net derivative liability position was a reduction to the asset position of $2 million.
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
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	December 31, 2023
	Fair Value Measurements Using:
(in millions)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets (Liabilities) at Fair Value
Assets: (1)
Fixed price swaps	$—	$491	$—	$491
Two-way costless collars	—	85	—	85
Three-way costless collars	—	189	—	189
Basis swaps	—	18	—	18
Purchase Put - Natural Gas	—	8	—	8
Liabilities:
Fixed price swaps	—	(21)	—	(21)
Two-way costless collars	—	(30)	—	(30)
Three-way costless collars	—	(96)	—	(96)
Basis swaps	—	(6)	—	(6)
Call options	—	(18)	—	(18)
Put options	—	(8)	—	(8)
Total	$—	$612	$—	$612
(1)Excludes a net reduction to the asset fair value of $2 million related to estimated non-performance risk.

	December 31, 2022
	Fair Value Measurements Using:
(in millions)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets (Liabilities) at Fair Value
Assets:
Fixed price swaps	$—	$46	$—	$46
Two-way costless collars	—	65	—	65
Three-way costless collars	—	22	—	22
Basis swaps	—	81	—	81
Purchase Put - Natural Gas	—	4	—	4
Liabilities: (1)
Fixed price swaps	—	(888)	—	(888)
Two-way costless collars	—	(291)	—	(291)
Three-way costless collars	—	(362)	—	(362)
Basis swaps	—	(70)	—	(70)
Call options	—	(88)	—	(88)
Total	$—	$(1,481)	$—	$(1,481)
(1)Excludes a net reduction to the liability fair value of $3 million related to estimated non-performance risk.
See Note 13 for a discussion of the fair value measurement of the Company’s pension plan assets.
(9) DEBT
The components of debt as of December 31, 2023 and 2022 consisted of the following:

	December 31, 2023
(in millions)	Debt Instrument	Unamortized Issuance Expense		Unamortized Debt Premium / Discount	Total
Variable rate (7.20% at December 31, 2023) 2022 revolving credit facility, due April 2027	$220	$—	(1)	$—	$220
4.95% Senior Notes due January 2025 (2)	389	—		—	389
8.375% Senior Notes due September 2028	304	(3)		—	301
5.375% Senior Notes due February 2029	700	(5)		18	713
5.375% Senior Notes due March 2030	1,200	(13)		—	1,187
4.75% Senior Notes due February 2032	1,150	(13)		—	1,137
Total debt	$3,963	$(34)		$18	$3,947

	December 31, 2022
(in millions)	Debt Instrument	Unamortized Issuance Expense		Unamortized Debt Premium / Discount	Total
Variable rate (6.15% at December 31, 2022) 2022 revolving credit facility, due April 2027	$250	$—	(1)	$—	$250
4.95% Senior Notes due January 2025 (2)	389	(1)		—	388
7.75% Senior Notes due October 2027	421	(3)		—	418
8.375% Senior Notes due September 2028	304	(3)		—	301
5.375% Senior Notes due February 2029	700	(5)		22	717
5.375% Senior Notes due March 2030	1,200	(16)		—	1,184
4.75% Senior Notes due February 2032	1,150	(16)		—	1,134
Total debt	$4,414	$(44)		$22	$4,392
(1)At December 31, 2023 and 2022, unamortized issuance expense of $15 million and $19 million, respectively, associated with the 2022 credit facility (as defined below) was classified as other long-term assets on the consolidated balance sheet.
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

The following is a summary of scheduled debt maturities by year as of December 31, 2023:

(in millions)
2024	$—
2025	389
2026	—
2027 (1)	220
2028	304
Thereafter	3,050
$3,963
(1)The Company’s 2022 credit facility matures in 2027.
Credit Facility
2022 Credit Facility
On April 8, 2022, the Company entered into an Amended and Restated Credit Agreement that replaces its previous credit facility, that as amended, has a maturity date of April 2027 (the “2022 credit facility”). As of December 31, 2023, the 2022 credit facility has an aggregate maximum revolving credit amount and borrowing base of $3.5 billion and elected five-year revolving commitments of $2.0 billion (the “Five-Year Tranche”). The borrowing base is subject to redetermination at least twice a year, which typically occurs in April and October, and is secured by substantially all of the assets owned by the Company and its subsidiaries. On October 4, 2023, the Company’s borrowing base was reaffirmed $3.5 billion and the Five-Year Tranche was reaffirmed at $2.0 billion with a maturity date of April 8, 2027.
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
(2)Maximum total net leverage ratio of no greater than, with respect to the prior four fiscal quarters ending on or after March 31, 2022, 4.00 to 1.00. Total net leverage ratio is defined as total debt less cash on hand (up to the lesser of 10% of credit limit or $150 million) divided by consolidated EBITDAX for the last four consecutive quarters. Consolidated EBITDAX, as defined in the credit agreement governing the Company’s 2022 credit facility, excludes the effects of interest expense, depreciation, depletion and amortization, income tax, any non-cash impacts from impairments, certain non-cash hedging activities, stock-based compensation expense, non-cash gains or losses on asset sales, unamortized issuance cost, unamortized debt discount and certain restructuring costs.
The 2022 credit facility contains customary events of default that include, among other things, the failure to comply with the financial covenants described above, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments and cross-defaults to material indebtedness. If an event of default occurs and is continuing, all amounts outstanding under the 2022 credit facility may become immediately due and payable. As of December 31, 2023, the Company was in compliance with all of the covenants of the credit agreement in all material respects.
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
As of December 31, 2023, the Company had no outstanding letters of credit and $220 million in borrowings outstanding under the 2022 credit facility. The Company currently does not anticipate being required to supply a materially greater amount of letters of credit under its existing contracts.

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
On December 30, 2022, the Company repaid in full all outstanding indebtedness under the Term Loan. The payoff amount included the principal amount of approximately $546 million, plus accrued but unpaid interest, fees, and expenses, which satisfied all of the Company’s indebtedness obligations thereunder. In connection with the repayment of such outstanding indebtedness obligations, all security interests, mortgages, liens and encumbrances securing the obligations under the Term Loan, the Term Loan, related loan documents, and all guarantees of such indebtedness obligations were terminated. The Company funded the repayment of the obligations under the Term Loan with approximately $305 million in cash on hand and approximately $250 million of borrowings under the Company’s 2022 credit facility.
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

On February 26, 2023, the Company redeemed all of its 7.75% Senior Notes due October 2027 (the “2027 Notes”) at a redemption price equal to 103.875% of the principal amount thereof plus accrued and unpaid interest of $13 million for a total payment of $450 million. The Company recognized a $19 million loss on the extinguishment of debt, which included the write-off of $3 million in related unamortized debt discounts and debt issuance costs. The Company funded the redemption of the 2027 Notes using approximately $316 million of cash on hand and approximately $134 million of borrowings under the 2022 credit facility.
(10) COMMITMENTS AND CONTINGENCIES
Operating Commitments and Contingencies
As of December 31, 2023, the Company’s contractual obligations for demand and similar charges under firm transportation and gathering agreements to guarantee access capacity on natural gas and liquids pipelines and gathering systems totaled approximately $9.3 billion, $1,015 million of which related to access capacity on future pipeline and gathering infrastructure projects that still require the granting of regulatory approvals and additional construction efforts. The Company also had guarantee obligations of up to $808 million of that amount. As of December 31, 2023, future payments under non-cancelable firm transportation and gathering agreements are as follows:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	5 to 8 Years	More than 8 Years
Infrastructure currently in service	$8,331	$1,055	$1,983	$1,778	$1,727	$1,788
Pending regulatory approval and/or construction (1)	1,015	46	157	177	266	369
Total transportation charges	$9,346	$1,101	$2,140	$1,955	$1,993	$2,157
(1)Based on the estimated in-service dates as of December 31, 2023.
Prior to the Indigo Merger, in May 2021, Indigo closed on an agreement to divest its Cotton Valley natural gas and oil properties. Indigo retained certain contractual commitments related to volume commitments associated with natural gas gathering, for which Southwestern assumed the obligation to pay the gathering provider for any unused portion of the volume commitment under the agreement through 2027, depending on the buyer’s actual use. As of December 31, 2023, up to approximately $24 million of these contractual commitments remain (included in the table above), and the Company has recorded a $14 million liability for its portion of the estimated future payments.
The Company leases pressure pumping equipment for its E&P operations under three leases that expire in 2027 and 2028. The current aggregate annual payment under these leases is approximately $9 million. The Company has seven leases for drilling rigs for its E&P operations that expire through 2028 with a current aggregate annual payment of approximately $11 million. The lease payments for the pressure pumping equipment, as well as other operating expenses for the Company’s drilling operations, are capitalized to natural gas and oil properties and are partially offset by billings to third-party working interest owners.
The Company leases office space, vehicles and equipment under non-cancelable operating leases expiring through 2036. As of December 31, 2023, future minimum payments under these non-cancelable leases accounted for as operating leases (including short-term) are approximately $43 million in 2024, $34 million in 2025, $30 million in 2026, $27 million in 2027, $11 million in 2028 and $6 million thereafter.
The Company also has commitments for compression services and compression rentals related to its E&P segment. As of December 31, 2023, future minimum payments under these non-cancelable agreements (including short-term obligations) are approximately $19 million in 2024, $6 million in 2025, $2 million in 2026 and less than $1 million in 2027.
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
Litigation
The Company is subject to various litigation, claims and proceedings, most of which have arisen in the ordinary course of business such as for alleged breaches of contract, miscalculation of royalties, employment matters, traffic accidents, pollution, contamination, encroachment on others’ property or nuisance. The Company accrues for litigation, claims and proceedings when a liability is both probable and the amount can be reasonably estimated. As of December 31, 2023, the Company does not currently have any material amounts accrued related to litigation matters, including the case discussed below. For any matters not accrued for, it is not possible at this time to estimate the amount of any additional loss, or range of loss, that is reasonably possible, but, based on the nature of the claims, management believes that current litigation, claims and proceedings, individually or in aggregate and after taking into account insurance, are not likely to have a material adverse impact on the Company’s financial position, results of operations or cash flows, for the period in which the effect of that outcome becomes reasonably estimable. Many of these matters are in early stages, so the allegations and the damage theories have not been fully developed, and are all subject to inherent uncertainties; therefore, management’s view may change in the future.
Bryant Litigation
As further discussed in Note 2, on September 1, 2021, the Company completed the Indigo Merger, resulting in the assumption of Indigo’s existing litigation.
On June 12, 2018, a collection of 51 individuals and entities filed a lawsuit against fifteen oil and gas company defendants, including Indigo, in Louisiana state court claiming damages arising out of current and historical exploration and production activity on certain acreage located in DeSoto Parish, Louisiana. The plaintiffs, who claim to own the properties at issue, assert that Indigo’s actions and the actions of other current operators conducting exploration and production activity, combined with the improper plugging and abandoning of legacy wells by former operators, have caused environmental contamination to their properties. Among other things, the plaintiffs contend that the defendants’ conduct resulted in the migration of natural gas, along with oilfield contaminants, into the Carrizo-Wilcox aquifer system underlying certain portions of DeSoto Parish. The plaintiffs assert claims based in tort, breach of contract and for violations of the Louisiana Civil and Mineral Codes, and they seek injunctive relief and monetary damages, including punitive damages.
On September 13, 2018, Indigo and other defendants filed a variety of exceptions in response to the plaintiffs’ petition in this matter. Since the initial filing, supplemental petitions have been filed joining additional individuals and entities as plaintiffs in the matter. On September 29, 2020, plaintiffs filed their fourth supplemental and amending petition in response to the court’s order ruling that plaintiffs’ claims were improperly vague and failed to identify with reasonable specificity the defendants’ allegedly wrongful conduct. Indigo and the majority of the other defendants filed several exceptions to plaintiffs’ fourth amended petition challenging the sufficiency of plaintiffs’ allegations and seeking dismissal of certain claims. On February 18, 2021, plaintiffs filed a fifth supplemental and amending petition, which seeks to augment the claims of select plaintiffs. On October 11, 2021, a sixth supplemental petition was filed which seeks to add the Company as a party to the litigation which the Company has opposed. Plaintiffs later filed seventh and eighth supplemental petitions naming additional defendants. The parties are currently engaging in settlement discussions.
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

(11) INCOME TAXES
The provision (benefit) for income taxes included the following components:

(in millions)	2023	2022	2021
Current:
Federal	$(4)	$47	$—
State	(1)	4	—
	(5)	51	—
Deferred:
Federal	(192)	—	—
State	(60)	—	—
	(252)	—	—
Provision (benefit) for income taxes	$(257)	$51	$—
The provision for income taxes was an effective rate of (20)% in 2023, 3% in 2022 and 0% in 2021. The Company’s effective tax rate decreased in 2023, as compared with 2022, primarily due to the release of the valuation allowance. The following reconciles the provision for income taxes included in the consolidated statements of operations with the provision which would result from application of the statutory federal tax rate to pre-tax financial income:

(in millions)	2023	2022	2021
Expected provision (benefit) at federal statutory rate	$273	$400	$(5)
Increase (decrease) resulting from:
State income taxes, net of federal income tax effect	18	39	—
Change in valuation allowance	(526)	(392)	2
Return to accrual	(16)	—	—
Federal research and development credit	(13)	—	—
Other	7	4	3
Provision (benefit) for income taxes	$(257)	$51	$—
The components of the Company’s deferred tax balances as of December 31, 2023 and 2022 were as follows:

(in millions)	2023	2022
Deferred tax liabilities:
Differences between book and tax basis of property	$255	$379
Derivative activity	137	—
Right of use lease asset	34	41
Accrued pension costs	—	1
Other	3	3
	429	424
Deferred tax assets:
Accrued compensation	53	50
Accrued pension costs	1	—
Asset retirement obligations	27	24
Net operating loss carryforward	450	469
Future lease payments	35	41
Derivative activity	—	340
Capital loss carryover	26	27
Interest carryover	93	41
Research and development credits	17	—
Other	17	21
	719	1,013
Valuation allowance	(52)	(589)
Net deferred tax asset	$238	$—

In 2023, the Company made federal and state income tax payments of approximately $12 million and $1 million, respectively. In 2022, the Company made federal and state income tax payments of approximately $36 million and $5 million, respectively. In 2021, there were no material tax payments or refunds.
Due to the issuance of common stock associated with the Indigo Merger, as discussed in Note 2 to the consolidated financial statements to this Annual Report, the Company incurred a cumulative ownership change and as such, the Company’s net operating losses (“NOLs”) prior to the acquisition are subject to an annual limitation under Internal Revenue Code Section 382 of approximately $48 million. The ownership changes and resulting annual limitation will result in the expiration of NOLs or other tax attributes otherwise available, with a corresponding decrease in the Company’s valuation allowance. At December 31, 2023, the Company had approximately $4 billion of federal NOL carryovers, of which approximately $3 billion have an expiration date between 2035 and 2037 and $1 billion have an indefinite carryforward life. The Company currently estimates that approximately $2 billion of these federal NOLs will expire before they are able to be used and accordingly, no value has been ascribed to these NOLs on the Company’s balance sheet. If a subsequent ownership change were to occur as a result of future transactions in the Company’s common stock, the Company’s use of remaining U.S. tax attributes may be further limited. Included in the Company’s net operating loss carryforward are the net operating loss carryforwards acquired in the Montage acquisition which were approximately $856 million as of December 31, 2023. A portion of the Montage-related net operating loss carryovers is subject to an annual section 382 limitation of $1.7 million, and the Company has appropriately accounted for this limitation in purchase accounting in 2020. Additionally, the Company has an income tax net operating loss carryforward related to its Canadian operations of $29 million, with expiration dates of 2030 through 2042. The Company also had a statutory depletion carryforward of $13 million and $415 million related to interest deduction carryforward as of December 31, 2023.
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
For the year ended December 31, 2022, the Company maintained a full valuation allowance against its deferred tax assets based on its conclusion, considering all available evidence (both positive and negative), that it was more likely than not that the deferred tax assets would not be realized. A significant item of objective negative evidence considered was the cumulative pre-tax loss incurred over the three-year period ended December 31, 2022, primarily due to impairments of proved oil and gas properties recognized in 2020. The Company sustained a three-year cumulative level of profitability as of the first quarter of 2023 which was maintained through the end of 2023. Based on this factor and other positive evidence such as forecasted income, the Company concluded that $512 million of its federal and state deferred tax assets were more likely than not to be realized and released this portion of the valuation allowance in 2023. Accordingly, for the year ended December 31, 2023, the Company recognized $269 million of deferred income tax expense related to recording its tax provision which was offset by $526 million of tax benefit, including $14 million that was reclassified from OCI, attributable to the release of the valuation allowance. The Company expects to keep a valuation allowance of $52 million related to NOLs in jurisdictions in which it no longer operates and against a portion of its federal and state deferred tax assets such as capital losses and interest carryovers, which may expire before being fully utilized due to the application of the limitations under Section 382 and the ordering in which they may be applied.
A reconciliation of the changes to the valuation allowance is as follows:

(in millions)	2023	2022
Valuation allowance at beginning of year	$589	$1,079
Return to accrual adjustments	(12)	(36)
State rate and apportionment changes	(13)	(66)
Current period deferred activity	—	(388)
Release of valuation allowance	(512)	—
Valuation allowance at end of year	$52	$589
A tax position must meet certain thresholds for any of the benefit of the uncertain tax position to be recognized in the financial statements. As of December 31, 2023, there were no unrecognized tax positions identified that would have a material effect on the effective tax rate.
The Inflation Reduction Act of 2022 (the “IRA”) was enacted on August 16, 2022 and may impact how the U.S. taxes certain large corporations. The IRA imposes a 15% alternative minimum tax on the “adjusted financial statement income” of certain large corporations (generally, corporations reporting at least $1 billion average adjusted pre-tax net income on their consolidated financial statements) for tax years beginning after December 31, 2022. The Company was not impacted by the alternative minimum tax during 2023. The Company will continue to monitor updates to the IRA and the impact it will have on the Company’s consolidated financial statements.
The Internal Revenue Service closed the 2016 and 2017 audits of the Company’s federal returns in 2021 with no change. The 2018 and 2019 income tax years expired and the income tax years 2020 to 2022 remain open to examination by the major taxing jurisdictions to which the Company is subject.
(12) ASSET RETIREMENT OBLIGATIONS
The following table summarizes the Company’s 2023 and 2022 activity related to asset retirement obligations:

(in millions)	2023	2022
Asset retirement obligation at January 1	$105	$109
Accretion of discount	6	6
Obligations incurred	1	1
Obligations settled/removed	(1)	(10)
Revisions of estimates	8	(1)
Asset retirement obligation at December 31	$119	$105

Current liability	$4	$6
Long-term liability	115	99
Asset retirement obligation at December 31	$119	$105

(13) RETIREMENT AND EMPLOYEE BENEFIT PLANS
401(k) Defined Contribution Plan
The Company has a 401(k) defined contribution plan covering eligible employees. The Company expensed $4 million of contribution expense in 2023, and $2 million in 2022 and 2021, respectively. Additionally, the Company capitalized $4 million of contributions in 2023, and $2 million in 2022 and 2021, respectively, directly related to the acquisition, exploration and development activities of the Company’s natural gas and oil properties.
Defined Benefit Pension and Other Postretirement Plans
Prior to January 1, 2021, substantially all of the Company’s employees were covered by the defined benefit pension plan, a cash balance plan that provided benefits based upon a fixed percentage of an employee’s annual compensation (the “Plan”). As part of an ongoing effort to reduce costs, the Company elected to freeze the Plan effective January 1, 2021. Employees that were participants in the Plan prior to January 1, 2021 will no longer receive an increased benefit based on service after December 31, 2020 but will continue to receive an increased benefit based on the interest component of the Plan until such time as they receive a lump sum distribution payment or their balance is converted into an annuity payment agreement as elected by the Plan participant. On September 13, 2021, the Compensation Committee of the Board of Directors approved terminating the Plan, effective December 31, 2021. This decision, among other benefits, provided Plan participants quicker access to, and greater flexibility in, the management of participants’ respective benefits due under the Plan.
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
Upon issuance of the group annuity contract, the pension benefit obligations and annuity administration for the remaining participants was irrevocably transferred from the Plan to the insurer. By transferring these obligations through the payment to the insurer in March 2023, the Company has no remaining obligations under the Plan or any other U.S. tax-qualified defined benefit pension plan. The purchase of the group annuity contract was funded directly by the assets of the Plan. The Company recognized a pre-tax non-cash pension settlement charge of approximately $2 million during the twelve months ended December 31, 2023 as a result of the settlement of the Plan.
The Company transferred the remaining residual Plan assets balance of approximately $14 million to a qualified replacement plan in September 2023 and closed the Plan during the fourth quarter of 2023.
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
The following provides a reconciliation of the changes in the plans’ benefit obligations, fair value of assets and funded status as of December 31, 2023 and 2022:

	Pension Benefits		Other Postretirement Benefits
(in millions)	2023	2022	2023	2022
Change in benefit obligations:
Benefit obligation at January 1	$57	$126	$9	$13
Service cost	—	—	2	2
Interest cost	—	3	1	—
Actuarial gain	—	(29)	(7)	(5)
Benefits paid	—	(2)	—	(1)
Plan amendments	—	(2)	—	—
Settlements	(57)	(39)	—	—
Benefit obligation at December 31	$—	$57	$5	$9

	Pension Benefits		Other Postretirement Benefits
(in millions)	2023	2022	2023	2022
Change in plan assets:
Fair value of plan assets at January 1	$72	$114	$—	$—
Actual return on plan assets	—	—	—	—
Employer contributions	—	—	—	1
Benefits paid	—	(2)	—	(1)
Settlements	(58)	(40)	—	—
Transfer to qualified replacement plan (1)	(14)	—	—	—
Fair value of plan assets at December 31	$—	$72	$—	$—

Funded status of plans at December 31	$—	$15	$(5)	$(9)
(1)Funds in the qualified replacement plan are presented as cash and cash equivalents on the Company’s consolidated balance sheet as of December 31, 2023.
The Company uses a December 31 measurement date for all of its plans and had assets recorded for the overfunded status and liabilities recorded for the underfunded status for each period as presented above.
The pension plans’ projected benefit obligation, accumulated benefit obligation and fair value of plan assets as of December 31, 2023 and 2022 are as follows:

(in millions)	2023	(1)	2022
Projected benefit obligation	$—		$57
Accumulated benefit obligation	—		57
Fair value of plan assets	—		72
(1)The Company completed the termination of the Plan in 2023.

Pension and other postretirement benefit costs include the following components for 2023, 2022 and 2021:

	Pension Benefits			Other Postretirement Benefits
(in millions)	2023	2022	2021	2023	2022	2021
Service cost (1)	$—	$—	$—	$2	$2	$2
Interest cost	—	3	4	1	—	—
Expected return on plan assets	—	—	(4)	—	—	—
Amortization of prior service cost	—	(1)	—	—	—	—
Amortization of net loss	—	—	—	—	—	—
Net periodic benefit cost	—	2	—	3	2	2
Settlement (gain) loss	2	(1)	2	—	—	—
Total benefit cost	$2	$1	$2	$3	$2	$2
(1)The Company froze the Plan effective January 1, 2021, resulting in no service cost for the years ended December 31, 2023, December 31, 2022 and December 31, 2021.
Service cost is classified as general and administrative expenses on the consolidated statements of operations. All other components of total benefit cost (benefit) are classified as other income (loss), net on the consolidated statements of operations. The Company froze the Plan effective January 1, 2021, resulting in no service cost for the years ended December 31, 2023, 2022 and 2021.
Amounts recognized in other comprehensive income for the years ended December 31, 2023 and 2022 were as follows:

	Pension Benefits		Other Postretirement Benefits
(in millions)	2023	2022	2023	2022
Net actuarial gain arising during the year	$—	$30	$7	$4
Amortization of prior service cost	—	(2)	—	—
Tax valuation allowance release impact on pension settlements	(14)	—	—	—
Settlements	(2)	(1)	—	—
Less: Tax effect (1)	—	—	—	—
Amounts recognized in other comprehensive income	$(16)	$27	$7	$4
(1)Other postretirement benefit tax effects of approximately $1 million for each of the years ended December 31, 2023 and December 31, 2022 were netted against a valuation allowance and therefore included in accumulated other comprehensive income.
For the year ended December 31, 2023, $9 million current period other comprehensive loss was classified from accumulated other comprehensive income, primarily driven by the impact of the tax valuation allowance release on pension settlements offset by actuarial gains on the Company’s other postretirement benefits.
The assumptions used in the measurement of the Company’s benefit obligations as of December 31, 2023 and 2022 are as follows:

	Pension Benefits (1)		Other Postretirement Benefits
	2023	2022	2023	2022
Discount rate	n/a	5.60%	5.20%	5.50%
Rate of compensation increase (2)	n/a	n/a	n/a	n/a
(1)The Company completed the termination of its pension plan in 2023.
(2)Rate of compensation increase for other postretirement benefits is disclosed as “n/a” as the benefit is the same for all employees and not based on compensation.
The assumptions used in the measurement of the Company’s net periodic benefit cost for 2023, 2022 and 2021 are as follows:

	Pension Benefits (1)			Other Postretirement Benefits
	2023	2022	2021	2023	2022	2021
Discount rate	n/a	5.60%	3.20%	5.50%	3.10%	2.80%
Expected return on plan assets	n/a	0.10%	0.10%	n/a	n/a	n/a
Rate of compensation increase (2)	n/a	n/a	3.50%	n/a	n/a	n/a
(1)The Company completed the termination of the Plan in 2023.
(2)Rate of compensation increase for other postretirement benefits is disclosed as “n/a” as the benefit is the same for all employees and not based on compensation.

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
For measurement purposes, the following trend rates were assumed for 2023 and 2022:

	2023	2022
Health care cost trend assumed for next year	7.0%	7.0%
Rate to which the cost trend is assumed to decline	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2041	2040
Pension Payments and Asset Management
In 2023, the Company made no contributions to the Plan and less than $1 million to its other postretirement benefit plan and did not make any additional contributions to the Plan through the completion of the Plan termination.
As of December 31, 2023, the Company expects to make benefit payments, including projected future interest costs, related to its Other Postretirement Benefits of $3 million from 2029 through 2033.
The Company had no Plan assets as of December 31, 2023. Utilizing the fair value hierarchy described in Note 8, the Company’s fair value measurement of Plan assets at December 31, 2022 was as follows:

(in millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured within fair value hierarchy
Fixed income (1)	69	69	—	—
Cash and cash equivalents	2	2	—	—
Total plan assets at fair value	$71	$71	$—	$—
(1)U.S. Treasury Notes
The Company’s Plan assets that were classified as Level 1 were the investments comprised of either cash or investments in open-ended mutual funds which produce a daily net asset value that is validated with a sufficient level of observable activity to support classification of the fair value measurement as Level 1. No concentration of risk arising within or across categories of Plan assets existed due to any significant investments in a single entity, industry, country or investment fund.
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

The Company recorded the following costs related to long-term incentive compensation for the years ended December 31, 2023, 2022 and 2021:

(in millions)	2023	2022	2021
Long-term incentive compensation – expensed	$23	$30	$30
Long-term incentive compensation – capitalized	$15	$20	$18
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
As further discussed in Note 3, in February of 2021 the Company notified employees of workforce reduction plans as a result of strategic realignments of the Company’s organizational structure. Employees affected by these events were offered a severance package, which included a one-time payment depending on length of service and, if applicable, the current value of unvested long-term incentive awards that were forfeited. Stock-based compensation costs recognized prior to the cancellation as either general and administrative expense or capitalized expense were reversed and the severance payments were subsequently recognized as restructuring charges for the years ended December 31, 2021 on the consolidated statements of operations.
Equity-Classified Awards
The Company recognized the following amounts in employee equity-classified stock-based compensation costs for the years ended December 31, 2023, 2022 and 2021:

(in millions)	2023	2022	2021
Equity-classified awards – expensed	$9	$4	$2
Equity-classified awards – capitalized	$3	$3	$—
Equity-Classified Stock Options
The Company recorded no compensation costs related to equity-classified stock options for the years ended December 31, 2023, 2022 and 2021.
The Company recorded less than $1 million and $1 million in deferred tax liabilities related to stock options for the years ended December 31, 2023 and 2022, respectively. The Company recorded less than $1 million in deferred tax assets for the year ended December 31, 2021. Additionally, the Company had no unrecognized compensation cost related to unvested stock options at December 31, 2023.

The following tables summarize stock option activity for the years 2023, 2022 and 2021, and provide information for options outstanding at December 31 of each year:

	2023		2022		2021
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
	(in thousands)		(in thousands)		(in thousands)
Options outstanding at January 1	997	$8.59	3,006	$8.98	3,850	$13.39
Granted	—	$—	—	$—	—	$—
Exercised	—	$—	(893)	$7.80	—	$—
Forfeited or expired	(177)	$8.60	(1,116)	$10.26	(844)	$29.10
Options outstanding at December 31	820	$8.59	997	$8.59	3,006	$8.98
Options exercisable at December 31 (1)	820	$8.59
(1)Weighted average remaining contractual life for options outstanding and exercisable was 1.1 years, as of December 31, 2023.
Equity-Classified Restricted Stock
The Company recorded the following compensation costs related to equity-classified restricted stock grants for the years ended December 31, 2023, 2022 and 2021:

(in millions)	2023	2022	2021
Restricted stock grants – general and administrative expense	$2	$1	$2
Restricted stock grants – capitalized expense	$—	$—	$—
The Company also recorded a deferred tax liability of less than $1 million related to restricted stock for the year ended December 31, 2023, compared to $1 million in deferred tax assets for the years ended December 31, 2022 and 2021. As of December 31, 2023, there was less than $1 million of total unrecognized compensation cost related to unvested shares of restricted stock that is expected to be recognized over a weighted-average period of 0.4 years.
The following table summarizes the restricted stock activity for the years 2023, 2022 and 2021, and provides information for restricted stock outstanding at December 31 of each year:

	2023		2022		2021
	Number of Shares	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value
	(in thousands)		(in thousands)		(in thousands)
Unvested shares at January 1	211	$5.81	242	$5.12	697	$5.97
Granted	336	$5.34	231	$6.92	438	$5.18
Vested	(378)	$5.71	(262)	$6.15	(893)	$5.81
Forfeited	—	$—	—	$—	—	$8.59
Unvested shares at December 31	169	$5.09	211	$5.81	242	$5.12
The fair values of the grants were $2 million for each of 2023, 2022 and 2021. The total fair value of shares vested were $2 million for 2023 and 2022 and $5 million for 2021.
Equity-Classified Restricted Stock Units
The Company recorded the following compensation costs related to equity-classified restricted stock units for the years ended December 31, 2023, 2022 and 2021:

(in millions)	2023	2022	2021
Restricted stock units – general and administrative expense	$5	$2	$—
Restricted stock units – capitalized expense	$2	$2	$—
As of December 31, 2023, there was $6 million of total unrecognized compensation cost related to unvested equity-classified restricted stock units that is expected to be recognized over a weighted-average period of approximately 1.5 years.

The following table summarizes equity-classified restricted stock unit activity to be paid out in Company stock for the years ended December 31, 2023, 2022 and 2021.

	2023		2022		2021
	Number of Units	Weighted Average Fair Value	Number of Units	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value
	(in thousands)		(in thousands)		(in thousands)
Unvested Units at January 1	1,645	$4.44	37	$3.05	134	$3.05
Granted	1,617	$4.94	1,699	$4.45	—	$—
Vested	(555)	$4.42	(22)	$3.05	(92)	$3.05
Forfeited	(1)	$3.05	(69)	$4.37	(5)	$3.05
Unvested Units at December 31	2,706	$4.74	1,645	$4.44	37	$3.05
Equity-Classified Performance Units
In each year beginning with 2018, the Company granted performance units that vest at the end of, or over, a three-year period and are payable in either cash or shares. The performance units granted during 2020 and 2021 were accounted for as liability-classified awards as further described below. In 2022 and 2023, two types of performance units were granted. The first type of awards were liability-classified given the awards are payable only in cash as prescribed under the compensation agreements. The second type of awards granted during 2022 and 2023 have been accounted for as equity-classified awards given the intention to settle these awards in stock. The equity-classified awards were recognized at their fair value as of the grant date and are amortized throughout the vesting period. The 2022 and 2023 performance unit awards include a market condition based on relative TSR (as defined below). The fair values of the market conditions were calculated by Monte Carlo models as of the grant date. As of December 31, 2023, there was $6 million of total unrecognized compensation costs related to the Company’s unvested equity-classified performance units. This cost is expected to be recognized over a weighted-average of 1.8 years.

(in millions)	2023	2022	2021
Performance units – general and administrative expense	$2	$1	$—
Performance units – capitalized expense	$1	$1	$—
The Company recorded deferred tax assets of approximately $3 million related to equity-classified performance units for the years ended December 31, 2023 and 2022, compared to approximately $2 million in deferred tax assets for the year ended December 31, 2021.
The following table summarizes equity-classified performance unit activity to be paid out in Company stock for the years ended December 31, 2023, 2022 and 2021, and provides information for unvested units as of December 31, 2023, 2022 and 2021:

	2023		2022		2021
	Number of Units (1)	Weighted Average Fair Value	Number of Units (1)	Weighted Average Fair Value	Number of Units	Weighted Average Fair Value
	(in thousands)		(in thousands)		(in thousands)
Unvested units at January 1	817	$6.04	—	$—	—	$—
Granted	940	$6.12	850	$6.04	—	$—
Vested	—	$—	—	$—	—	$—
Forfeited	—	$—	(33)	$6.04	—	$—
Unvested shares at December 31	1,757	$6.08	817	$6.04	—	$—
Liability-Classified Awards
The Company recognized the following amounts in employee liability-classified stock-based compensation costs for the years ended December 31, 2023, 2022 and 2021:

(in millions)	2023	2022	2021
Liability-classified stock-based compensation – expensed	$5	$20	$24
Liability-classified stock-based compensation awards – capitalized	$2	$11	$14

Liability-Classified Restricted Stock Units
In the first quarter of each year beginning with 2018, the Company granted restricted stock units that vest over a period of four years and are payable in either cash or shares at the option of the Compensation Committee of the Company’s Board. The liability-classified awards granted in 2021 vest over a period of three years. The Company has accounted for these as liability-classified awards, and accordingly changes in the market value of the instruments will be recorded to general and administrative expense and capitalized expense over the vesting period of the award. The restricted stock units granted in 2022 and 2023 were classified as equity awards.
The Company recorded the following compensation costs related to liability-classified restricted stock unit grants for the years ended December 31, 2023, 2022 and 2021:

(in millions)	2023	2022	2021
Restricted stock units – general and administrative expense	$4	$9	$12
Restricted stock units – capitalized expense	$2	$6	$8
The Company also recorded $1 million in deferred tax liabilities related to liability-classified restricted stock units for the years ended December 31, 2023, and 2022, compared to $1 million in deferred tax asset for the year ended December 31, 2021. As of December 31, 2023, there was approximately $1 million of total unrecognized compensation cost related to liability-classified restricted stock units that is expected to be recognized over a weighted-average period of 0.2 years. The amount of unrecognized compensation cost for liability-classified awards will fluctuate over time as they are marked to market.
The following table summarizes restricted stock unit activity to be paid out in cash or Company stock for the years ended December 31, 2023, 2022 and 2021 and provides information for unvested units as of December 31, 2023, 2022 and 2021:

	2023		2022		2021
	Number of Units	Weighted Average Fair Value	Number of Units	Weighted Average Fair Value	Number of Units		Weighted Average Fair Value
	(in thousands)		(in thousands)		(in thousands)
Unvested units at January 1	3,950	$4.81	7,937	$4.08	11,613		$2.67
Granted	—	$—	—	$—	1,486		$4.23
Vested	(2,206)	$4.84	(3,817)	$4.48	(4,522)		$3.40
Forfeited	(3)	$5.57	(170)	$6.83	(640)	(1)	$4.56
Unvested units at December 31	1,741	$4.67	3,950	$4.81	7,937		$4.08
(1)Includes 360,253 units related to the reduction in workforce for the year ended December 31, 2021.
Liability-Classified Performance Units
In each year beginning with 2018, the Company granted performance units that vest at the end of, or over a three-year period and are payable in either cash or shares. The performance units granted in 2020 vest over a three-year period and are payable in cash as prescribed under the compensation agreements and have been accounted for as liability-classified awards. The Company granted two types of performance units in 2021 that vest over a three-year period. One type is payable in cash as prescribed under the compensation agreements and the other type is payable in either cash or stock at the option of the Compensation Committee of the Company’s Board. Both award types have been accounted for as liability-classified awards. The Company granted two types of performance units in 2022 and 2023 that vest over a three-year period. For both 2022 and 2023, one type is payable in cash as prescribed under the compensation agreements and has been liability-classified while the other type is equity-classified as further discussed above. Changes in the fair market value of the instruments for liability-classified awards will be recorded to general and administrative expense and capitalized expense over the vesting period of the awards.
The performance units granted in 2020 include a performance condition based on return on average capital employed and a market condition based on relative TSR. In 2021, of the two types of performance units that were granted, the first type of award includes a performance condition based on return on capital employed and a performance condition based on a reinvestment rate, and the second type of award includes one market condition based on relative TSR. The liability classified performance units granted in 2022 and 2023 include performance conditions based on return of capital employed and reinvestment rate. The fair values of all market conditions discussed above are calculated by Monte Carlo models on a quarterly basis.

The Company recorded the following compensation costs related to liability-classified performance unit grants for the years ended December 31, 2023, 2022 and 2021:

(in millions)	2023	2022	2021
Liability-classified performance units – general and administrative expense	$1	$11	$12
Liability-classified performance units – capitalized expense	$—	$5	$6
The Company also recorded deferred tax assets of less than $1 million related to liability-classified performance units for the year ended December 31, 2023, compared to $4 million in deferred tax assets for the years ended December 31, 2022 and 2021. As of December 31, 2023, there was $4 million of total unrecognized compensation cost related to liability-classified performance units. This cost is expected to be recognized over a weighted-average period of 1.9 years. The amount of unrecognized compensation cost for liability-classified awards will fluctuate over time as they are marked to market. The final value of the performance unit awards is contingent upon the Company’s actual performance against the Performance Measures.
The following table summarizes liability-classified performance unit activity to be paid out in cash or stock for the years ended December 31, 2023, 2022 and 2021 and provides information for unvested units as of December 31, 2023, 2022 and 2021:

	2023		2022		2021
	Number of Units	Weighted Average Fair Value	Number of Units	Weighted Average Fair Value	Number of Units	Weighted Average Fair Value
	(in thousands)		(in thousands)		(in thousands)
Unvested units at January 1	10,982	$2.25	9,515	$2.88	8,699	$2.57
Granted	5,136	$4.83	3,798	$1.00	3,580	$4.14
Vested	(3,966)	$6.13	(1,910)	$6.45	(2,020)	$4.05
Forfeited	—	$—	(421)	$6.70	(744)	$3.40
Unvested units at December 31	12,152	$0.94	10,982	$2.25	9,515	$2.88
Cash-Based Compensation
Performance Cash Awards
From 2020 through 2022, the Company granted performance cash awards that vest over a four-year period and are payable in cash on an annual basis. In 2023, the Company granted performance cash awards that vest over a three-year period and are payable in cash on an annual basis. The value of each unit of the award equal one dollar. The Company recognizes the cost of these awards as general and administrative expense, operating expense and capitalized expense over the vesting period of the awards. The performance cash awards granted from 2020 through 2023 include a performance condition determined annually by the Company. For all years, the performance measure is a targeted discretionary cash flow amount. If the Company, in its sole discretion, determines that the threshold was not met, the amount for that vesting period will not vest and will be cancelled.
The Company recorded the following compensation costs related to performance cash awards for the years ended December 31, 2023, 2022 and 2021:

(in millions)	2023	2022	2021
Performance cash awards – general and administrative expense	$9	$6	$4
Performance cash awards – capitalized expense	$10	$6	$4
The Company also recorded approximately $1 million in deferred tax assets related to performance cash awards for each of the years ended December 31, 2023, 2022 and 2021. As of December 31, 2023, there was $33 million of total unrecognized compensation cost related to performance cash awards. This cost is expected to be recognized over a weighted average 2.0 years. The final value of the performance cash awards is contingent upon the Company's actual performance against these performance measures.

The following table summarizes performance cash award activity to be paid out in cash for the years ended December 31, 2023, 2022 and 2021 and provides information for unvested units as of December 31, 2023, 2022 and 2021:

	2023		2022		2021
	Number of Units	Weighted Average Fair Value	Number of Units	Weighted Average Fair Value	Number of Shares		Weighted Average Fair Value
	(in thousands)		(in thousands)
Unvested units at January 1	39,994	$1.00	28,272	$1.00	18,353		$1.00
Granted	27,493	$1.00	24,416	$1.00	18,546		$1.00
Vested	(13,320)	$1.00	(8,786)	$1.00	(4,955)		$1.00
Forfeited	(4,489)	$1.00	(3,908)	$1.00	(3,672)	(1)	$1.00
Unvested Units at December 31	49,678	$1.00	39,994	$1.00	28,272		$1.00
(1) Includes 1,241,000 units related to the reduction in workforce for the year ended December 31, 2021.

(15) SEGMENT INFORMATION
The Company’s reportable business segments have been identified based on the differences in products or services provided. The Company’s E&P segment is comprised of gas and oil properties which are managed as a whole rather than through discrete operations. Operational information for the Company’s E&P segment is tracked by geographic area; however, financial performance and allocation of resources are assessed at the segment level without regard to geographic area. Revenues for the E&P segment are derived from the production and sale of natural gas and liquids. The Marketing segment generates revenue through the marketing of both Company and third-party produced natural gas and liquids volumes.
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

(in millions)	Exploration and Production		Marketing	Total Reportable Segments	Other	Total
2023
Revenues from external customers	$4,167		$2,355	$6,522	$—	$6,522
Intersegment revenues	(58)		3,922	3,864	—	3,864
Depreciation, depletion and amortization expense	1,302		5	1,307	—	1,307
Impairments	1,710		—	1,710	—	1,710
Operating income (loss)	(1,061)		92	(969)	(5)	(974)
Interest expense (1)	142		—	142	—	142
Gain on derivatives	2,433		—	2,433	—	2,433
Loss on early extinguishment of debt	—		—	—	(19)	(19)
Other income, net	2		—	2	—	2
Benefit from income taxes (1)	(257)		—	(257)	—	(257)
Assets	11,253	(2)	591	11,844	147	11,991
Capital investments (3)	2,122		—	2,122	9	2,131

(in millions)	Exploration and Production		Marketing	Total Reportable Segments	Other	Total
2022
Revenues from external customers	$10,583		$4,419	$15,002	$—	$15,002
Intersegment revenues	(6)		10,102	10,096	—	10,096
Depreciation, depletion and amortization expense	1,169		5	1,174	—	1,174
Operating income	7,253	(4)	101	7,354	—	7,354
Interest expense (1)	184		—	184	—	184
Loss on derivatives	(5,257)		—	(5,257)	(2)	(5,259)
Loss on early extinguishment of debt	—		—	—	(14)	(14)
Other income, net	3		—	3	—	3
Provision for income taxes (1)	51		—	51	—	51
Assets	11,473	(2)	1,274	12,747	179	12,926
Capital investments (3)	2,196		—	2,196	13	2,209

2021
Revenues from external customers	$4,701		$1,966	$6,667	$—	$6,667
Intersegment revenues	(61)		4,223	4,162	—	4,162
Depreciation, depletion and amortization expense	537		9	546	—	546
Impairments	6		—	6	—	6
Operating income	2,583	(5)	52	2,635	—	2,635
Interest expense (1)	136		—	136	—	136
Gain (loss) on derivatives	(2,437)		—	(2,437)	1	(2,436)
Loss on early extinguishment of debt	—		—	—	(93)	(93)
Other income, net	5		—	5	—	5
Provision for income taxes (1)	—		—	—	—	—
Assets	10,767	(2)	956	11,723	125	11,848
Capital investments (3)	1,107		—	1,107	1	1,108
(1)Interest expense and the provision (benefit) for income taxes by segment are an allocation of corporate amounts as they are incurred at the corporate level.
(2)E&P assets includes office, technology, water infrastructure, drilling rigs and other ancillary equipment not directly related to natural gas and oil properties. This also includes deferred tax assets which are an allocation of corporate amounts as they are incurred at the corporate level.
(3)Capital investments include a decrease of $44 million for 2023, an increase of $88 million for 2022 and an increase of $70 million for 2021 related to the change in accrued expenditures between years.
(4)Operating income for the E&P segment includes $27 million of acquisition-related charges for the year ended December 31, 2022.
(5)Operating income for the E&P segment includes $7 million of restructuring charges and $76 million of acquisition-related charges for the year ended December 31, 2021.
The following table presents the breakout of other assets, which represent corporate assets not allocated to segments and assets for non-reportable segments for the years ended December 31, 2023, 2022 and 2021:

	For the years ended December 31,
(in millions)	2023	2022	2021
Cash and cash equivalents	$21	$50	$28
Accounts receivable	—	1	—
Prepayments	18	14	6
Other current assets	2	—	—
Property, plant and equipment	24	19	12
Unamortized debt expense	15	19	10
Right-of-use lease assets	49	57	65
Non-qualified retirement plan	3	3	4
Long term assets	15	16	—
	$147	$179	$125
Included in intersegment revenues of the Marketing segment are $3.9 billion, $10.1 billion and $4.2 billion for 2023, 2022 and 2021, respectively, for marketing of the Company’s E&P sales. Corporate assets include cash and cash equivalents, furniture and fixtures and other costs. Corporate general and administrative costs, depreciation expense and taxes other than income are allocated to the segments.
(16) SUBSEQUENT EVENTS
On January 10, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Chesapeake Energy Corporation, an Oklahoma corporation (“Chesapeake”), Hulk Merger Sub, Inc., a Delaware corporation and a newly formed, wholly owned subsidiary of Chesapeake (“Merger Sub”) and Hulk LLC Sub, LLC, a Delaware limited liability company and a wholly owned subsidiary of Chesapeake (“LLC Sub” and together with Merger Sub, the Company and Chesapeake, the “Parties”), pursuant to which Merger Sub will merge with and into the Company (the “Proposed Merger”), with the Company continuing as a wholly owned subsidiary of Chesapeake (the “Surviving Corporation”). Immediately following the time the Proposed Merger becomes effective (the “Effective Time”), the Surviving Corporation will be merged with and into LLC Sub, with LLC Sub continuing as the surviving entity and as a wholly owned subsidiary of Chesapeake. Under the terms of the Merger Agreement, upon completion of the Proposed Merger, Southwestern shareholders will receive 0.0867 shares of Chesapeake common stock for one share of Southwestern common stock. The consideration to be paid under the Merger Agreement is subject to adjustment as provided in the Merger Agreement. No fractional shares of Chesapeake common stock will be issued in the Proposed Merger, the holders of shares of Southwestern common stock will receive cash in lieu of fractional shares of Chesapeake common stock, if any, in accordance with the terms of the Merger Agreement.
The consummation of the Proposed Merger is subject to the satisfaction or waiver of customary closing conditions, including: receipt of the required approvals from the stockholders of the Company and Chesapeake, and the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”) and no agreement between or commitment by the Parties and any governmental entity not to consummate the Proposed Merger being in effect. The Company and Chesapeake have each made customary representations and warranties in the Merger Agreement. The Merger Agreement also contains customary pre-closing covenants of the Company and Chesapeake, including, subject to certain exceptions, covenants relating to conducting their respective businesses in the ordinary course consistent with past practice and refraining from taking certain actions, excepting in each case actions expressly permitted or required by the Merger Agreement, required by law or consented to by the other party in writing. The Merger Agreement provides that in the event of termination of the Merger Agreement under certain circumstances, we may be required to reimburse Chesapeake’s expenses up to $55.6 million or pay Chesapeake a termination fee equal to $389 million less any expenses previously paid. Further, Chesapeake may be required to reimburse our expenses up to $37.25 million or pay us a termination fee equal to $260 million less any expenses previously paid.
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

(in millions, except per Mcfe amounts)	2023	2022	2021
Unproved property acquisition costs	$184	$202	$139
Exploration costs	—	—	—
Development costs	1,939	2,021	984
Capitalized costs incurred	$2,123	$2,223	$1,123
Full cost pool amortization per Mcfe	$0.77	$0.67	$0.42
Capitalized interest is included as part of the cost of natural gas and oil properties. The Company capitalized $115 million, $121 million and $97 million during 2023, 2022 and 2021, respectively, based on the Company’s weighted average cost of borrowings used to finance expenditures.
In addition to capitalized interest, the Company capitalized internal costs totaling $85 million during 2023 and 2022, respectively, and $64 million during 2021 all of which were directly related to the acquisition, exploration and development of the Company’s natural gas and oil properties.

Results of Operations from Natural Gas and Oil Producing Activities
The table below sets forth the results of operations from natural gas and oil producing activities:

(in millions)	2023	2022	2021
Sales	$4,109	$10,577	$4,640
Production (lifting) costs	(1,990)	(1,969)	(1,304)
Depreciation, depletion and amortization	(1,302)	(1,169)	(537)
Impairment of natural gas and oil properties	(1,710)	—	—
	(893)	7,439	2,799
Provision (benefit) for income taxes (1)	(200)	—	—
Results of operations (2)	$(693)	$7,439	$2,799
(1)No tax provision (benefit) in 2022 and 2021 due to recognition of a tax valuation allowance for the years ended December 31, 2022 and 2021, respectively.
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
Natural Gas and Oil Reserve Quantities
The Company engaged the services of Netherland, Sewell & Associates, Inc., or NSAI, an independent petroleum engineering firm, to audit the reserves estimated by the Company’s reservoir engineers. In conducting its audit, the engineers and geologists of NSAI studied the Company’s properties in detail and independently developed reserve estimates. NSAI’s audit consists primarily of substantive testing, which includes a detailed review of the Company’s properties, and accounted for approximately 99% of the present worth of the Company’s total proved reserves as of December 31, 2023. For 2022 and 2021, NSAI’s audit accounted for 99% and 99%, respectively, of the then-present worth of the Company’s total proved properties. A reserve audit is not the same as a financial audit, and a reserve audit is less rigorous in nature than a reserve report prepared by an independent petroleum engineering firm containing its own estimate of reserves. Reserve estimates are inherently imprecise, and the Company’s reserve estimates are generally based upon extrapolation of historical production trends, historical prices of natural gas and crude oil and analogy to similar properties and volumetric calculations. Accordingly, the Company’s estimates are expected to change, and such changes could be material and occur in the near term as future information becomes available.

The following table summarizes the changes in the Company’s proved natural gas, oil and NGL reserves for 2021, 2022 and 2023, all of which were located in the United States:

	Natural Gas (Bcf)	Oil (MBbls)	NGL (MBbls)	Total (Bcfe)
December 31, 2020	9,181	58,024	410,151	11,990
Revisions of previous estimates due to price (1)	501	1,414	(15,525)	415
Revisions of previous estimates other than price (2)	1,402	17,384	127,197	2,270
Extensions, discoveries and other additions (2)	1,389	9,381	85,901	1,961
Production	(1,015)	(6,610)	(30,940)	(1,240)
Acquisition of reserves in place (3)	5,750	247	180	5,753
Disposition of reserves in place	(1)	(61)	—	(1)
December 31, 2021	17,207	79,779	576,964	21,148
Revisions of previous estimates due to price	61	(107)	(828)	55
Revisions of previous estimates other than price (4)	(458)	(2,149)	40,138	(230)
Extensions, discoveries and other additions	2,106	10,877	42,719	2,428
Production	(1,520)	(4,993)	(30,446)	(1,733)
Disposition of reserves in place	(34)	(21)	(1,411)	(43)
December 31, 2022	17,362	83,386	627,136	21,625
Revisions of previous estimates due to price	(1,779)	(1,118)	(10,217)	(1,847)
Revisions of previous estimates other than price (5)	(417)	(3,630)	52,283	(125)
Extensions, discoveries and other additions	1,813	5,062	30,444	2,026
Production	(1,438)	(5,602)	(32,859)	(1,669)
Disposition of reserves in place	(350)	—	—	(350)
December 31, 2023	15,191	78,098	666,787	19,660
(1)The 15,525 MBbl reduction in NGL volumes for 2021 is the result of changes to the Company’s five-year development plan and elections to retain ethane in the natural gas stream in line with ethane transportation contracts. This election is driven by commodity pricing, whereby higher natural gas pricing relative to ethane pricing creates a more economically favorable position.
(2)Includes 1,155 Bcf, 15 MBbls and 126 MBbls of natural gas, oil and NGL proved reserves, respectively, that were previously presented as “Extensions, discoveries and other additions” which have been reclassified to “Revisions of previous estimate other than price” to conform with 2022 and 2023 presentation of infill reserves.
(3)The 2021 acquisition amounts are primarily associated with the Indigo Merger and the GEPH Merger.
(4)Includes performance revisions of a positive 272 Bcf, negative 681 MBbls and positive 41,490 MBbls of natural gas, oil and NGL proved reserves, respectively. Includes additions associated with infill development of 303 Bcf, 5,254 MBbls, and 40,423 MBbls of natural gas, oil and NGL proved reserves, respectively. Includes downward revisions from change in development plans of 1,033 Bcf, 6,722 MBbls, and 41,775 MBbls of natural gas, oil and NGL proved reserves, respectively.
(5)Includes performance revisions of a positive 25 Bcf, negative 3,062 MBbls and positive 28,189 MBbls of natural gas, oil and NGL proved reserves, respectively. Includes additions associated with infill development of 647 Bcf, 12,493 MBbls, and 85,378 MBbls of natural gas, oil and NGL proved reserves, respectively. Includes downward revisions from change in development plans of 1,089 Bcf, 13,061 MBbls, and 61,284 MBbls of natural gas, oil and NGL proved reserves, respectively.

	Natural Gas (Bcf)	Oil (MBbls)	NGL (MBbls)	Total (Bcfe)
Proved developed reserves as of:
December 31, 2021	9,308	40,930	296,832	11,335
December 31, 2022	9,793	41,138	350,821	12,145
December 31, 2023	9,196	38,581	362,983	11,605
Proved undeveloped reserves as of:
December 31, 2021	7,899	38,849	280,132	9,813
December 31, 2022	7,569	42,248	276,315	9,480
December 31, 2023	5,995	39,517	303,804	8,055
The Company’s estimated proved natural gas, oil and NGL reserves were 19,660 Bcfe at December 31, 2023, compared to 21,625 Bcfe at December 31, 2022. The Company’s reserves decreased in 2023, compared to 2022, as downward performance and price revisions, production and dispositions were only partially offset by extensions and discoveries.
The Company’s reserves increased in 2022, as compared to 2021, as extensions and discoveries, positive performance revisions, and positive price revisions were only partially offset by production, changes in the development plan, and dispositions.

The following table summarizes the changes in reserves for 2021, 2022 and 2023:

(in Bcfe)	Appalachia	Haynesville	Other (1)	Total
December 31, 2020	11,989	—	1	11,990
Net revisions
Price revisions	415	—	—	415
Performance and production revisions (2)	2,271	—	(1)	2,270
Total net revisions	2,686	—	(1)	2,685
Extensions, discoveries and other additions
Proved developed (2)	197	—	—	197
Proved undeveloped (2)	1,764	—	—	1,764
Total reserve additions	1,961	—	—	1,961
Production	(1,108)	(132)	—	(1,240)
Acquisition of reserves in place	—	5,753	—	5,753
Disposition of reserves in place	(1)	—	—	(1)
December 31, 2021	15,527	5,621	—	21,148
Net revisions
Price revisions	(4)	59	—	55
Performance and production revisions (3)	(33)	(197)	—	(230)
Total net revisions	(37)	(138)	—	(175)
Extensions, discoveries and other additions
Proved developed	235	171	—	406
Proved undeveloped	1,038	984	—	2,022
Total reserve additions	1,273	1,155	—	2,428
Production	(1,054)	(679)	—	(1,733)
Acquisition of reserves in place	—	—	—	—
Disposition of reserves in place	(43)	—	—	(43)
December 31, 2022	15,666	5,959	—	21,625
Net revisions
Price revisions	(570)	(1,277)	—	(1,847)
Performance and production revisions (4)	189	(314)	—	(125)
Total net revisions	(381)	(1,591)	—	(1,972)
Extensions, discoveries and other additions
Proved developed	14	66	—	80
Proved undeveloped	769	1,177	—	1,946
Total reserve additions	783	1,243	—	2,026
Production	(1,034)	(635)	—	(1,669)
Acquisition of reserves in place	—	—	—	—
Disposition of reserves in place	(349)	(1)	—	(350)
December 31, 2023	14,685	4,975	—	19,660
(1)Other includes properties outside of Appalachia and Haynesville.
(2)Includes 158 Bcf, 2 MBbls and 14 MBbls of natural gas, oil and NGL proved developed reserves, respectively, that were previously presented as “Extensions, discoveries and other additions” which have been reclassified to “Performance and production revisions” to conform with current year presentation for infill reserves. Includes 997 Bcf, 13 MBbls and 112 MBbls of natural gas, oil and NGL proved undeveloped reserves, respectively, that were previously presented as “Extensions, discoveries and other additions” which have been reclassified to “Performance and production revisions” to conform with 2022 and 2023 presentation of infill reserves.
(3)Includes Appalachia reserves with positive performance revisions of 381 Bcf, additions associated with infill development of 577 Bcf, and downward revisions from changes in development plans of 991 Bcf. Includes Haynesville reserves with positive performance revisions of 136 Bcf and downward revisions from changes in development plans of 333 Bcf.
(4)Includes Appalachia reserves with positive performance revisions of 246 Bcf, additions associated with infill development of 1,200 Bcf, and downward revisions from changes in development plans of 1,257 Bcf. Includes Haynesville reserves with negative performance revisions of 70 Bcf, additions associated with infill development of 34 Bcf and downward revisions from changes in development plans of 278 Bcf.
As of December 31, 2023, the Company had 2,548 Bcfe of proved undeveloped reserves from 200 locations that had a positive present value on an undiscounted basis in compliance with proved reserves requirements but had a negative present value of $270 million when discounted at 10%. The Company’s December 31, 2022 and December 31, 2021 reserves included no proved undeveloped reserves that had a negative present value on a 10% discounted basis, respectively.

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
Standardized Measure of Discounted Future Net Cash Flows
The following standardized measure of discounted future net cash flows relating to proved natural gas, oil and NGL reserves as of December 31, 2023, 2022 and 2021 are calculated after income taxes, discounted using a 10% annual discount rate and do not purport to present the fair market value of the Company’s proved gas, oil and NGL reserves:

(in millions)	2023	2022	2021
Future cash inflows	$50,499	$132,037	$75,314
Future production costs	(26,147)	(29,632)	(23,235)
Future development costs (1)	(6,558)	(7,458)	(6,032)
Future income tax expense	(1,581)	(19,323)	(8,135)
Future net cash flows	16,213	75,624	37,912
10% annual discount for estimated timing of cash flows	(8,900)	(38,036)	(19,181)
Standardized measure of discounted future net cash flows	$7,313	$37,588	$18,731
(1)Includes abandonment costs.
Under the standardized measure, future cash inflows were estimated by applying an average price from the first day of each month from the previous 12 months, adjusted for known contractual changes, to the estimated future production of year-end proved reserves. Prices used for the standardized measure above were as follows:

	2023	2022	2021
Natural gas (per MMBtu)	$2.64	$6.36	$3.60
Oil (per Bbl)	78.22	93.67	66.56
NGLs (per Bbl)	21.38	34.35	28.65
Future cash inflows were reduced by estimated future production and development costs based on year-end costs to determine pre-tax cash inflows. Future income taxes were computed by applying the year-end statutory rate to the excess of pre-tax cash inflows over the Company’s tax basis in the associated proved gas and oil properties after giving effect to permanent differences and tax credits.
Following is an analysis of changes in the standardized measure during 2023, 2022 and 2021:

(in millions)	2023	2022	2021
Standardized measure, beginning of year	$37,588	$18,731	$1,847
Sales and transfers of natural gas and oil produced, net of production costs	(2,123)	(8,611)	(3,332)
Net changes in prices and production costs	(36,514)	23,198	10,417
Extensions, discoveries, and other additions, net of future production and development costs	63	4,976	3,183
Acquisition of reserves in place	—	1	6,499
Sales of reserves in place	(710)	(49)	(1)
Revisions of previous quantity estimates	(1,174)	(400)	596
Net change in income taxes	8,364	(5,158)	(3,689)
Changes in estimated future development costs	1,005	(709)	137
Previously estimated development costs incurred during the year	1,336	1,208	419
Changes in production rates (timing) and other	(5,165)	2,159	2,470
Accretion of discount	4,643	2,242	185
Standardized measure, end of year	$7,313	$37,588	$18,731

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report. Our disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, accumulate and communicate information to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and submission within the time periods specified in the SEC’s rules and forms. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those determined to be effective can provide only a level of reasonable assurance with respect to financial statement preparation and presentation. Based on the evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2023 at a reasonable assurance level.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting is included on page 83 of this Annual Report.
PricewaterhouseCoopers LLP’s report on Southwestern Energy’s internal control over financial reporting is included in its Report of Independent Registered Public Accounting Firm on page 83 of this Annual Report.
ITEM 9B. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the three and twelve months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K promulgated by the SEC.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
In accordance with General Instruction G(3), the information required will be filed as an amendment to this Form 10-K within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
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
ITEM 11. EXECUTIVE COMPENSATION
In accordance with General Instruction G(3), the information required will be filed as an amendment to this Form 10-K within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
In accordance with General Instruction G(3), the information required will be filed as an amendment to this Form 10-K within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
In accordance with General Instruction G(3), the information required will be filed as an amendment to this Form 10-K within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
In accordance with General Instruction G(3), the information required will be filed as an amendment to this Form 10-K within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
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

SOUTHWESTERN ENERGY COMPANY
Dated: February 22, 2024	By: /s/ CARL F. GIESLER, JR.
Carl F. Giesler, Jr.
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed, as of February 22, 2024, on behalf of the Registrant below by the following officers and by a majority of the directors.

/s/ WILLIAM J. WAY	Director, President and Chief Executive Officer
William J. Way	(Principal executive officer)

/s/ CARL F. GIESLER, JR.	Executive Vice President and Chief Financial Officer
Carl F. Giesler, Jr.	(Principal financial officer)

/s/ COLIN P. O’BEIRNE	Vice President, Controller
Colin P. O’Beirne	(Principal accounting officer)

/s/ JOHN D. GASS	Director
John D. Gass

/s/ CATHERINE KEHR	Director
Catherine Kehr

/s/ GREG D. KERLEY	Director
Greg D. Kerley

/s/ JON A. MARSHALL	Director
Jon A. Marshall

/s/ PATRICK M. PREVOST	Director
Patrick M. Prevost

/s/ ANNE TAYLOR	Director
Anne Taylor

/s/ DENIS J. WALSH III	Director
Denis J. Walsh III

/s/ SYLVESTER P. JOHNSON IV	Director
Sylvester P. Johnson IV

/s/ SHAMEEK KONAR	Director
Shameek Konar

EXHIBIT INDEX

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated as of August 12, 2020, by and between Southwestern Energy Company and Montage Resources Corporation (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K/A filed on August 12, 2020)

2.2
Agreement and Plan of Merger, dated as of June 1, 2021, by and between Southwestern Energy Company, Ikon Acquisition Company, LLC, Indigo Natural Resources LLC and Ibis Unitholder Representative (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on June 2, 2021)

2.3
Agreement and Plan of Merger, dated as of November 3, 2021, by and between Southwestern Energy Company, Mustang Acquisition Company, LLC, GEP Haynesville, LLC, and GEPH Unitholder Rep, LLC (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 5, 2021)

2.4
Agreement and Plan of Merger, dated January 10, 2024, by and among Southwestern Energy Company, Chesapeake Energy Corporation, Hulk Merger Sub, Inc. and Hulk LLC Sub, LLC (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on January 10, 2024)

3.1	Amended and Restated Certificate of Incorporation of Southwestern Energy Company. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed May 24, 2010)
3.2
Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated September 1, 2021 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed September 1, 2021)

3.3
Certificate of Amendment No. 2 to Amended and Restated Certificate of Incorporation, dated May 18, 2023. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed May 22, 2023)

3.4
Second Amended and Restated Bylaws of Southwestern Energy Company, as amended through November 1, 2023. (Incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023)

4.1
Description of the Company's Securities Registered under Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019)

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

4.18
Third Supplemental Indenture, dated as of December 3, 2018 between Southwestern Energy Company, the guarantors named therein and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.21 to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-08246) for the year ended December 31, 2020)

4.19
Fourth Supplemental Indenture, dated as of August 27, 2020 between Southwestern Energy Company, the guarantors named therein and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on August 27, 2020)

4.20
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

4.22
Seventh Supplemental Indenture, dated as of September 10, 2021 between Southwestern Energy Company, the guarantors named therein and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.23 to the Registrant’s Amendment No. 1 to Form S-4 filed on October 12, 2021)

4.23
Eighth Supplemental Indenture, dated as of January 4, 2022 between Southwestern Energy Company, the guarantors named therein and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on January 5, 2022)

4.24
Indenture, dated as of August 30, 2021, between Southwestern Energy Company and Regions Bank, as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 30, 2021)

4.25
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

4.27
Third Supplemental Indenture, dated as of September 10, 2021 among Southwestern Energy Company, the guarantors named therein and Regions Bank, as trustee (Incorporated by reference to Exhibit 4.31 to Post-Effective Amendment No. 1 on Form S-4 filed on October 12, 2021)

4.28
Fourth Supplemental Indenture, dated as of December 22, 2021, among Southwestern Energy Company, the guarantors party thereto and Regions Bank, as trustee (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on December 22, 2021)

4.29
Fifth Supplemental Indenture, dated as of January 4, 2022 between Southwestern Energy Company, the guarantors named therein and Regions Bank, as trustee (Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on January 5, 2022)

4.30	Form of 4.95% Notes due 2025. (Incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed on January 23, 2015)
4.31	Form of 8.375% Notes due 2028. (Incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K filed on August 27, 2020)
4.32	Form of 5.375% Notes due 2029. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on September 3, 2021)
4.33	Form of 5.375% Notes due 2030. (Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on August 30, 2021)
4.34	Form of 4.750% Notes due 2032. (Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on December 22, 2021)
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
10.12†
Form of Non-Qualified Stock Option Agreement for awards granted on or after December 8, 2011.  (Incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K (Commission File No. 1-08426) for the year ended December 31, 2011)

10.13†
Form of Performance Cash Unit Award Agreement, for awards granted on or after February 21, 2023. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023)

10.14†
Form of Performance Unit Award Agreement, for awards granted on or after February 21, 2023. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023)

10.15†
Form of Restricted Stock Unit Award Agreement, for awards granted on or after February 21, 2023. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023)

10.16†
Form of Restricted Stock Unit Award Agreement for Directors, for awards granted on or after May 18, 2023. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023)

10.17†
Form of Restricted Stock Award Agreement for Directors, for awards granted on or after May 18, 2023. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023)

10.18
Amended and Restated Credit Agreement, dated April 8, 2022 among Southwestern Energy Company, JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders from time to time party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 12, 2022)

10.19
Amendment No. 1 to Credit Agreement, dated August 4, 2022 among Southwestern Energy Company, JPMorgan Chase Bank, N.A., as Administrative Agent, and each lender from time to time party thereto (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022)

10.20
Support Agreement, dated as of August 12, 2020, by and among certain stockholders affiliated with EnCap Investments L.P. and Southwestern Energy Company (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 12, 2020)

21.1*	List of Subsidiaries
23.1*	Consent of PricewaterhouseCoopers LLP
23.2*	Consent of Netherland, Sewell & Associates, Inc.
31.1*	Certification of CEO filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of CFO filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Southwestern Energy Company Clawback Policy effective October 24, 2023
99.1*	Reserve Audit Report of Netherland, Sewell & Associates, Inc., dated February 14, 2024
101.1*	Interactive Data Files Pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) Consolidated Statements of Operations for the three years ended December 31, 2023, (ii) Consolidated Statements of Comprehensive Income for the three years ended December 31, 2023, (iii) Consolidated Balance Sheets as of December 31, 2023 and 2022, (iv) Consolidated Statements of Cash Flows for the three years ended December 31, 2023, (v) Consolidated Statements of Changes in Equity for the three years ended December 31, 2023 and (vi) Notes to Consolidated Financial Statements
104.1*	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (included in Exhibit 101)
______________
* Filed herewith
† Management contract or compensatory plan or arrangement