Form 10-K/A
period 2023-12-31
SOUTHWESTERN ENERGY CO
filed 2024-04-29
CIK 7332

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
common equity held by
non-affiliates
of the registrant was $6,928,429,581 based on the New York Stock Exchange – Composite Transactions closing price on June 30, 2023 of $6.25. For purposes of this calculation, the registrant has assumed that its directors and executive officers are affiliates.
As of April 29, 2024, the number of outstanding shares of the registrant’s Common Stock, par value $0.01, was 1,102,846,071.
Document Incorporated by Reference
None.

EXPLANATORY NOTE
This Amendment No. 1 on Form
10-K/A
(this “Form
10-K/A”)
to the Annual Report on Form
10-K
of Southwestern Energy Company (including its subsidiaries, collectively, “we”, “our”, “us”, “the “Company,” or “Southwestern”) for the fiscal year ended December 31, 2023, originally filed with the Securities and Exchange Commission (the “SEC”) on February 22, 2024 (the “Original
10-K”),
is being filed pursuant to General Instruction G(3) to Form
10-K
to provide the information required by Part III of Form
10-K.
This information was previously omitted from the Original
10-K
in reliance on General Instruction G(3) to Form
10-K,
which permits such information to be filed as an amendment to Form
10-K
or incorporated in the Form
10-K
by reference from the Company’s definitive proxy statement if such statement is filed no later than 120 days after the Company’s fiscal year-end.
We are filing this Form
10-K/A
at this time as we no longer intend to file a definitive proxy statement for an annual meeting of shareholders within 120 days of the end of our fiscal year ended December 31, 2023 in light of the Merger (as defined below). In addition, in connection with the filing of this Form
10-K/A
and pursuant to the rules of the SEC, we are including with this Form
10-K/A
new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Item 15 of Part IV has also been amended and restated to reflect the filing of these new certifications. We are not including certifications under Section 906 of Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Form
10-K/A.
As disclosed in our Current Report on Form
8-K
filed with the SEC on January 11, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Chesapeake Energy Corporation (“Chesapeake”), Hulk Merger Sub, Inc. and Hulk LLC Sub, LLC, pursuant to which, on the terms and subject to the conditions therein, a subsidiary of Chesapeake will merge with and into the Company, with the Company being the surviving entity and a direct wholly owned subsidiary of Chesapeake (the “Merger”).
Except as described above, this Form
10-K/A
does not modify or update
disclosures
in, or exhibits to, the Original
10-K.
Furthermore, this Form
10-
K/A does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original
10-K.
Information not affected by this Form
10-K/A
remains unchanged and reflects the disclosures made at the time the Original
10-K
was filed. Accordingly, this Form
10-K/A
should be read in conjunction with the Original
10-K
and with our filings with the SEC subsequent to the filing of the Original
10-K.

1

SOUTHWESTERN ENERGY COMPANY

ANNUAL REPORT ON FORM 10-K

For Fiscal Year Ended December 31, 2023

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

INFORMATION ABOUT OUR DIRECTORS

JOHN D. GASS, Independent Director

Age: 72

Director since: 2012

Committees: Compensation; Health, Safety, Environment and Corporate Responsibility

Other Public Boards: None

Degrees: BS in Civil Engineering, Vanderbilt University; MS in Civil Engineering, Tulane University

Career Highlights

•  Several roles at Chevron Corporation (1974-2012) including Vice President of Chevron Corporation and President of Chevron Gas and Midstream from 2003 until retirement in 2012

•  Former director, Suncor Energy Inc., February 2014 to December 2022

•  Former director, Weatherford International, Ltd., June 2013 to December 2019

•  Former director of Sasol Chevron Holdings Ltd and GS Caltex

•  Member of the American Society of Civil Engineers and the Society of Petroleum Engineers

Skill and Qualifications

Mr. Gass’ career-long experience in the Company’s industry sectors, including at the executive level in domestic and global operations, brings the Board valuable insight of the management of capital intensive, cyclical commodity businesses and extensive corporate governance and executive compensation experience. Mr. Gass also brings strong environmental and safety skills and perspectives to the Board, including implementation of best practices.

S. P. “CHIP” JOHNSON IV, Independent Director

Age: 68

Director since: 2020

Committees: Compensation; Health, Safety, Environment and Corporate Responsibility (Chair)

Other Public Boards: None

Degrees: BS in Mechanical Engineering, University of Colorado

Career Highlights

•  Former President and CEO of Carrizo Oil & Gas, which he co-founded in 1993, until its merger with Callon Petroleum in December 2019

•  Former director, Callon Petroleum, a NYSE-listed company (December 2019 to January 2022)

•  Director, SEARCH Homeless Services (non-profit)

•  Former director, Basic Energy Services (2001 to December 2016)

•  Former director, Pinnacle Gas Resources (June 2003 to January 2011)

Skill and Qualifications

Mr. Johnson brings to the Board over 40 years of experience in oil and gas exploration and production and is a former President and CEO of a publicly traded company. Mr. Johnson is a Registered Petroleum Engineer and his extensive leadership, risk management, strategy, and corporate governance experience are valuable assets to the Board.

CATHERINE A. KEHR, Independent Director and Chair of the Board

Age: 61

Director since: 2011

Committees: Audit; Nominating and Governance (Chair)

Other Public Boards: None

Degrees: BA, Yale University; MBA, The Wharton School, University of Pennsylvania

Career Highlights

•  Retired in 2006 as Senior Vice President and Director of Capital Research Company, a division of The Capital Group, investment advisor to the American Funds

•  Ranked by Reuters survey among top 10 US portfolio managers in 2002

•  Former director, Bank of Jackson Hole (banking institution in Jackson Hole, WY)

•  Formerly with Atlantic Richfield Company and Payden & Rygel Investment Management

•  Former director, California Resources Corporation (February 2015 to May 2017)

Skill and Qualifications

Ms. Kehr has in-depth understanding of financial analysis, commodity price cyclicality and capital markets due to her career as a portfolio manager of global energy equities and high-yield debt at a major fund manager, which brings important knowledge and investor perspective to the Board. Ms. Kehr also adds strong corporate governance and compensation experience from her previous service as a director of another E&P company.

GREG D. KERLEY, Independent Director

Age: 68

Director since: 2010

Committees: Health, Safety, Environment and Corporate Responsibility; Nominating and Governance

Other Public Boards: None

Degrees: BS in Accounting, Oklahoma State University

Career Highlights

•  Retired in October 2012 as Executive Vice President and Chief Financial Officer of Southwestern Energy

•  Rated by Institutional Investor in 2010 as one of the top performing E&P CFOs

•  Former Controller, Chief Accounting Officer, Treasurer and Secretary

•  Senior financial and accounting positions at Agate Petroleum, Inc.

•  Arthur Andersen LLP, working for energy clients

Skill and Qualifications

Mr. Kerley is a former CPA and brings extensive experience in finance, accounting, and financial reporting to the Board., His 30-year career in the oil and gas industry and his previous service as chief financial officer of a publicly traded company further brings executive leadership, risk management and strategy skills to the Board.

SHAMEEK KONAR, Independent Director

Age: 54

Director since: 2023

Committees: Health, Safety, Environment and Corporate Responsibility; Nominating and Governance

Other Public Boards: None

Degrees: Ph.D., in Economics and Finance, Vanderbilt University; BA in Economics and Mathematics, St. Stephens College in India

Career Highlights

•  Former Chief Executive Officer (January 2021-April 2023) and Chief Strategy Officer (2017-2020) of Pilot Company

•  Former Chief Investment Officer, Global Head of Business Development of Castleton Commodities International (CCI) (2015-2017)

•  Former Chief Investment Officer and member of the Management Committee of Mercuria Energy Group (2012-2015)

•  Former Managing Director and Co-Head Global Commodities and Principal Investing of Goldman Sachs Group (2009-2012)

•  Former roles at Constellation Energy Group from 2003 to 2009, including Senior Vice President of Corporate Strategy and Development and Executive Committee member

•  Former director of One Map Minerals, a privately held company focusing on the ownership of oil and gas mineral interests (2017-2022)

•  Advisory board member of the Haslam School of Business at the University of Tennessee

•  Member of the board of directors of The Conservation Fund, a non-profit organization, and the Knoxville Zoo

Skill and Qualifications

Mr. Konar, a former Chief Executive Officer of Pilot Company, brings extensive experience in executive leadership, mergers and acquisitions, enterprise risk management, oil and gas marketing, and strategy skills to the Board. Mr. Konar is of Indian descent which adds valuable cultural and ethnic perspective to the Board.

JON A. MARSHALL, Independent Director

Age: 72

Director since: 2017

Committees: Compensation; Health, Safety, Environment and Corporate Responsibility

Other Public Boards: None

Degrees: BS in Engineering, United States Military Academy

Career Highlights

•  Former Director, Chief Executive Officer and President of GlobalSantaFe Corporation (2003 to 2007)

•  Former Director, President and Chief Operating Officer, Transocean Ltd. (2007 to 2008)

•  Former director, Noble Corporation plc (2009 to 2021)

•  Chairman of the Board of Directors, Chahta Foundation (nonprofit promoting education, cultural identity and health for the Choctaw Nation)

•  Director, Choctaw Global Services (a for-profit entity of the Choctaw Nation of Oklahoma)

•  Director, Twisted X (a private corporation that produces and markets footwear)

•  Director, AG Equipment Company (a private corporation that manufactures gas compression units)

•  Former director, Sentinel Energy Services, Inc., (2018 to 2020); Cobalt International Energy, Inc. (2010 to 2018); and, Jones Academy Foundation (foundation supporting residential learning center for Choctaw youth)

Skill and Qualifications

Mr. Marshall brings to the Board significant experience as a senior executive of multiple cyclical energy services companies, including as a former CEO of a NYSE-listed company that went through transformative changes. He also adds vast experience overseeing best operational, safety and environmental practices and leadership in giving back to communities. Mr. Marshall is a member of the Choctaw Nation of Oklahoma, which adds valuable cultural and ethnic perspective to the Board.

PATRICK M. PREVOST, Independent Director

Age: 68

Director since: 2017

Committees: Audit (Chair); Nominating and Governance

Other Public Boards: Materion Corporation

Degrees: BS in Chemistry, University of Geneva in Switzerland; MBA, University of Chicago

Career Highlights

•  Former President and Chief Executive Officer of Cabot Corporation, a global specialty chemical and performance materials company, from January 2008 until March 2016

•  Responsible CEO of the Year, Corporate Responsibility Magazine, 2013

•  Director, Materion Corporation, since 2019 (member, Compensation & Human Capital Committee; member, Nominating, Governance and Corporate Responsibility Committee)

•  Former President, Performance Chemicals, BASF, AG

•  Former senior management positions at BP plc and Amoco, Inc.

•  Former director, Cabot Corporation (2008 to 2020), General Cable Corporation (2010 to 2018) and American Chemical Industry Council

Skills and Qualifications

Mr. Prevost, a former CEO of a NYSE-listed company, brings to the Board extensive experience with capital-intensive business operations, acquisitions and strategic alliance, and management of commodity price risks. He also provides a deep commitment and skill set in safety, environmental compliance and best practices, and asset integrity. Mr. Prevost was born, raised, and spent much of his career outside the United States which adds international operations perspective to the Board.

ANNE TAYLOR, Independent Director

Age: 68

Director since: 2018

Committees: Audit; Compensation (Chair)

Other Public Boards: Chord Energy Corporation; Group 1 Automotive, Inc

Degrees: BS and MS in Civil Engineering, University of Utah; Ph.D. Studies in Civil Engineering, Princeton University

Career Highlights

•  30-year career with Deloitte (1987 until her retirement in June 2018). Former roles at Deloitte: Vice Chairman and Managing Partner, Houston office (2007-2018); Regional Managing Partner, Mid-America Region; U.S. Chief Strategy Officer; and Global Leader of E-Business

•  President and sole owner of AT Strategies LLC, a consulting firm providing executive coaching services

•  Director, Group 1 Automotive, since 2018 (Chair of the Compensation & Human Resources Committee; member, Audit Committee)

•  Director, Chord Energy Corp., since 2022 (Chair of the Compensation & Human Resources Committee; member, Nominating and Governance Committee)

•  Director, Memorial Hermann Hospital System (non-profit)

•  Former director, Conway MacKenzie (private financial consulting firm)

•  Former director, Whiting Petroleum (2020-2022)

•  Former director, Deloitte, and Deloitte Consulting, LLP

•  Former chair, Central Houston, Inc. (non-profit)

Skills and Qualifications

Ms. Taylor’s 30-year consulting career brings an extensive skill set to the Board in technology, strategy development and execution, change management, talent development, and insight into innovation and growth strategies. Her service on other public company boards also provides valuable compensation and corporate governance experience to the Board.

DENIS J. WALSH III, Independent Director

Age: 63

Director since: 2019

Committees: Audit; Compensation

Other Public Boards: None

Degrees: BS in Economics, University of Massachusetts; MS in Finance, Boston College

Career Highlights

•  Retired in 2013 as a Managing Director of BlackRock, Inc., the world’s largest investment management company

•  Former lead Portfolio Manager for BlackRock, Inc.’s All-Cap Energy strategies (2005 to 2013)

•  Former Managing Director at State Street Research & Management Company (1999 to 2005)

•  Founded and previously served as a lead Portfolio Manager for State Street’s Analyst Fund

•  Former Research Analyst at Fleet Investment Advisors (1994 to 1999)

•  Recognized by Institutional Investor magazine as “The Best Of The Buyside” Energy Analyst seven times

•  Adjunct faculty member at Providence College teaching investment management since 2013

Skills and Qualifications

Mr. Walsh is a Chartered Financial Analyst with a 20+ year career as a securities analyst, which brings to the Board extensive investment management skills and experience with a focus on energy and natural resources. Mr. Walsh further adds to the Board valuable investor perspective and experience in investment and analysis of the global energy sector.

WILLIAM J. WAY, Director Age: 65 Director since: 2016 Committees: None Other Public Boards: None Degrees: BS in Industrial Engineering, Texas A&M University; MBA, Massachusetts Institute of Technology

Career Highlights

•  President and Chief Executive Officer of the Company since January 2016

•  President and Chief Operating Officer of the Company (December 2014 to January 2016)

•  Executive Vice President and Chief Operating Officer of the Company (October 2011 to December 2014)

•  Former Senior Vice President-Americas, BG Group plc with responsibility for E&P, Midstream, LNG and global shipping operations in the US, Trinidad and Tobago, Chile, Bolivia, Canada and Argentina

•  Former President, Dubai Petroleum Company (2002 to 2007)

•  Various senior technical, operational and leadership positions at ConocoPhillips from 1981 to 2007

•  Director, American Petroleum Institute since 2017, and National Petroleum Council Committee Member since 2017

•  Director and Committee Member, American Exploration & Production Council (AXPC) since 2016

Skills and Qualifications

Mr. Way’s insights into the Company’s operations, strategy, and talent development, as well as its relations with investors and other key stakeholders from his position as President and CEO of the Company, is highly regarded and valued by the Board. Mr. Way also brings to the Board extensive managerial, operational, technical and leadership experience in U.S. and international upstream and midstream sectors, in-depth background in managing commodity risk and capital programs, and a strong HSE commitment.

Information about our Named Executive Offers

The biographical information for the Company’s named executive officers is incorporated by reference from Item I, Part 1 of the Company’s original Annual Report on Form 10-K filed with the SEC on February 22, 2024.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) requires our directors and executive officers to file reports concerning their ownership of our equity securities with the SEC and us. Based solely upon information provided to us by individual directors and executive officers, we believe that, during the fiscal year ended December 31, 2023, all of our directors and executive officers timely complied with the Section 16(a) filing requirements.

Corporate Governance Policies and Materials

Southwestern recognizes that strong corporate governance plays an important part in achieving our objective of enhancing the Company’s long-term value for our shareholders. Executive leadership, led by the CEO, is responsible for running the Company’s operations, under the oversight of the Board.

The Board has adopted corporate governance principles that serve as the framework of the Board and its committees. From time to time, the Board revises its corporate governance policies in response to changing regulatory requirements, evolving best practices and the perspective of our shareholders and other stakeholders. Materials related to corporate governance at Southwestern, including charter documents, policies, and Committee charters are available at www.swn.com, under the section: “Investor-Corporate Governance.”

The Company has adopted Business Conduct Guidelines that apply to its Chief Executive Officer, Chief Financial Officer, and Controller, as well as other officers and employees. We have posted a copy of our Business Conduct Guidelines on the “Corporate Governance” section of our website at www.swn.com, and it is available free of charge in print to any shareholder who requests it. Requests for copies should be addressed to the Secretary at 10000 Energy Drive, Spring, Texas 77389-4954. Any amendments to, or waivers from, our code of ethics that apply to our executive officers and directors will be posted on the “Corporate Governance” section of our website at www.swn.com. Note that the information on the Company’s website is not incorporated by reference into this filing.

On November 1, 2023, the Board adopted and approved, effective as of such date, the Second Amended and Restated Bylaws of the Company (the “Second Amended and Restated Bylaws”). The Second Amended and Restated Bylaws, among other things: revise procedures and disclosure requirements for the nomination of directors and the submission of proposals for consideration at annual meetings of the stockholders of the Company, including, among other things, adding a requirement that a stockholder seeking to nominate director(s) at an annual meeting deliver to the Company reasonable evidence that it has complied with the requirements of Rule 14a-19 of the Exchange Act related to the universal proxy rules at least eight business days prior to the date of such annual meeting.

Communications with the Board of Directors

The Board provides a process for shareholders and other interested persons to send communications to the independent Chair of the Board, the non-employee directors as a group or any of the other directors, including the entire Board. Shareholders and other interested persons may send written communications to the non-employee directors, the Chair of the Board or any of the other directors to the attention of the Secretary, Southwestern Energy Company, 10000 Energy Drive, Spring, Texas 77389-4954. The Secretary will review, sort, and summarize the communications and forward them to the intended recipient(s) on a periodic basis, but no less frequently than every calendar quarter.

Committees of the Board of Directors

The Board has four standing committees: the Audit Committee, the Compensation Committee, the Nominating and Governance Committee, and the Health, Safety, Environment and Corporate Responsibility Committee. All members of these committees are independent. In addition, the Board may from time to time authorize additional standing or ad hoc committees, as it deems appropriate. The Board creates ad hoc committees from time to time for special matters, such as finance or strategy. The following table lists the current composition of each standing Board committee and chairs.

Board Member	Audit	Compensation	Nominating and Governance	Health, Safety, Environmental and Corporate Responsibility
John D. Gass		✔		✔
S. P. “Chip” Johnson IV		✔		C
Catherine A. Kehr(1)	✔		C
Greg D. Kerley			✔	✔
Shameek Konar			✔	✔
Jon A. Marshall		✔		✔
Patrick M. Prevost(1)	C		✔
Anne Taylor	✔	C
Denis J. Walsh III(1)	✔	✔
William J. Way

(1)	Audit Committee Financial Expert.

Board Leadership Structure and Executive Sessions

Catherine A. Kehr, an independent director, serves as Chair of the Board of Directors. At many times in our past, the Board has named the CEO as Chair with an independent director serving as presiding or lead director. The Board may modify the current structure in the future if it determines that it would be more effective and likely to advance the interests of the Company and its shareholders.

The independent directors are required to meet in executive sessions as appropriate matters for their consideration arise, but, in any event, at least once a year. During 2023, the Board conducted these executive sessions at each of its regularly scheduled meetings. The agenda of these executive sessions includes such topics as the participating directors determine. The Chair of the Board acts as the chair of all executive sessions and is responsible for coordinating the activities of the other outside directors, as required by our corporate governance guidelines and the NYSE listing standards. The Chair also acts as the liaison director for any informal, confidential communications with the CEO outside of the normal committee and Board procedures.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Our Named Executive Officers For 2023 Were As Follows:

Name	Title

William J. Way	President and Chief Executive Officer

Carl F. Giesler, Jr.	Executive Vice President and Chief Financial Officer

Clayton A. Carrell	Executive Vice President and Chief Operating Officer

Christopher W. Lacy	Senior Vice President, General Counsel and Secretary

John P. Kelly	Senior Vice President and Division Head

2023 Compensation Decisions

Compensation Philosophy

Our key goal in designing our executive compensation programs is to incentivize decisions and behavior that build long-term shareholder value and to attract and retain the talent that can execute our strategy. The following principles help guide us in designing our pay programs toward this end:

•	Incentivize behaviors and performance that deliver near- and long-term shareholder value

•	Promote responsible at-risk taking in line with balance sheet and core value drivers

•	Reflect good governance compensation pay practices

•	Appropriately balance fixed and at risk pay (e.g., short- and long-term incentives)

•	Utilize financial and operational quantitative metrics that are easily understood and accessible

•	Attract, retain and motivate critical talent to execute the Company’s strategy

Snapshot of CEO Compensation

We embrace a pay-for-performance philosophy. Thus, the majority of our Chief Executive Officer’s total direct compensation is at-risk, as noted in the graphic below.

Governance Standards and Compensation Best Practices Currently in Effect

What We Do

✔	Alignment with Shareholders. Long-term incentive awards vest over periods of several years to reward sustained Company performance over time.

✔

Share Ownership Guidelines. Our named executive officers (“NEOs”) must hold a value equivalent to multiples of their base salaries (two times for senior vice presidents, three times for executive vice presidents and six times for our CEO).

✔

Clawbacks. If we restate our financial statements, other than as a result of changes to accounting rules or regulations, we are required to recover incentive-based compensation that was paid or granted in the three-year period prior to the restatement, regardless of whether misconduct caused the restatement. In addition, the Compensation Committee may recover incentive-based compensation in the event of certain misconduct.

✔	Double-Trigger Severance. Cash severance in connection with a change in control is paid only if an actual or constructive termination of employment also occurs.

✔

Double-Trigger Change-in-Control Acceleration. The 2022 Southwestern Energy Company Incentive Plan allows for accelerated vesting of unvested long-term incentive awards that are assumed or substituted in connection with a change in control only in the event a qualifying termination occurs within 12 months following the change in control.

✔	Annual Risk Assessments. The Compensation Committee evaluates the influence of executive compensation on corporate risk.

✔	Peer Group Comparison. With the help of independent compensation consultants, we compare executive compensation against industry compensation practices.

✔

At-will employment. Each of the NEOs is employed at-will and is expected to demonstrate exceptional personal performance to continue serving as a member of the executive team. None of the NEOs has a severance arrangement other than in the context of a change in control.

✔

Decisions by Independent Compensation Committee. Executive compensation is determined by the Compensation Committee of the Board, which is comprised solely of independent directors and approved by the full Board (only independent directors in the case of CEO compensation).

✔	Independent Compensation Consultant. The Compensation Committee retains its own independent consultant to advise on compensation matters.

What We Don’t Do

×	No Tax Gross-Ups in Change in Control Agreements. Our severance agreements apply only in the event of a termination following a change in control and contain no tax gross-ups for NEOs.

×

No Automatic Base Salary Increases. Our NEOs’ base salaries are reviewed annually, and decisions are based on demonstrated individual performance, business conditions and external market data provided by our independent compensation consultants.

×	No Hedging and Pledging of Company Stock. Our policies prohibit the pledging and hedging of our stock by our executives and directors.

×	No Repricing of Stock Options. We do not permit the repricing of stock options without shareholder approval.

Say-On-Pay Advisory Vote

In 2023, shareholders continued their historically strong support for the Company’s compensation program with approximately 95% of the votes cast in favor of the Say-On-Pay proposal. Based on the Compensation

Committee’s ongoing analysis of the executive compensation program, in 2023 they voted to increase the weighting of performance awards from 50% to 55% of the NEOs’ annual long-term incentive awards; therefore, continuing to ensure alignment between the interests of the Company and our shareholders.

HISTORICAL THREE-YEAR SAY-ON-PAY RESULTS
2021	2022	2023

96.9%	91.8%	95.3%

Base Salary

Base salary makes up a relatively small percentage of total compensation, approximately 11% for the CEO and, on average, 22% for all other NEOs. The Compensation Committee annually reviews CEO and other NEO salaries, along with those of all other senior officers. The Compensation Committee may also adjust salaries at the time of a promotion, other changes in responsibilities or a significant change in market conditions. Differences in salary for each NEO reflect differences in individual responsibility, experience and competitive pay levels for similar positions in our compensation peer group.

In 2023, the Compensation Committee increased salaries as listed below:

Name	2022 Base Salary	2023 Base Salary	2023 Increase

William J. Way	$950,000	$1,000,000	5.26%

Carl F. Giesler, Jr.	$551,250	$600,000	8.84%

Clayton A. Carrell	$603,750	$603,750	0%

Christopher W. Lacy(1)	$380,000	$475,000	25.00%

John P. Kelly	$416,000	$416,000	0%

(1)	Mr. Lacy was promoted to Senior Vice President, General Counsel and Secretary on September 1, 2023.

2023 Annual Bonus Program

Our annual bonus plan rewards short-term goals that contribute to our long-term strategy. Our annual cash bonus program targets specific annual metrics set at the start of each year designed to implement the Company’s long-term strategy while also driving top safety and environmental performance. The results of these metrics determine 100% of the bonus pool awarded to NEOs. For individual awards to NEOs, 70% of the individual award is tied to the results of these metrics and 30% is based on individual and/or strategic performance. The Committee also retains discretion to increase or decrease the pool based on unique achievements that were not contemplated in the bonus plan, such as accretive acquisitions and divestitures.

Each annual bonus metric aligns with the Company’s strategic objectives and is informed by shareholder feedback. The metrics, which remain unchanged from 2022, were designed to incentivize management to make further gains in achieving the Company’s overall strategy as set out below:

•

Discretionary Cash Flow: Discretionary Cash Flow (weighting factor 30%) measures the Company’s ability to create available cash to fund exploration and development activities, pay down debt, and return capital to shareholders, all of which supports the Company’s overall business strategy to generate resilient free cash flow and create shareholder value.

•

Proved Developed Finding & Development (PDF&D): PDF&D (weighting factor 25%) measures the efficiency with which the Company invests capital to convert hydrocarbons into new proved developed reserves, a key value measurement in a year-over-year flat production capital program. This incentivizes the Company to find new reserves for lower cost or find more reserves for a similar cost, which results in lower maintenance capital investment over time and, consequently, is expected to result in increased free cash flow.

•

Operating Expense: Operating Expense (weighting factor 30%) incentivizes management to identify and execute initiatives to decrease operational and administrative expenditures, which enhance cash flow generation to grow shareholder value.

•

HSE Combined: The combined HSE metrics represent 15% of the annual bonus plan and include total recordable injury rate (TRIR), total produced fluids spill rate (TPFSR) and methane intensity (MEI). TRIR encourages safe operations and a healthy work environment by promoting an injury-free workplace to protect the Company’s employees and contractors. TPFSR and MEI reflect the Company’s commitment to environmental stewardship and sustainability by reducing a key greenhouse gas and preventing environmental hazards. The HSE metrics collectively contribute to the success of the Company’s overall ESG strategy.

The following summarizes how the Company performed on all metrics in 2023:

1   Discretionary Cash Flow is net cash provided by operating activities as taken from the Company’s Consolidated Statement of Cash Flows less the effect of the sum of changes in operating assets and liabilities included in the Operating Activities Section of the Consolidated Statement of Cash Flows. The 2023 target of $2,414 Billion was decreased from the previous year target of $2,787 Billion.

2   Operating Expense ($/Mcfe) is calculated as Operating Expenses plus General and Administrative Expenses from the Consolidated Statement of Operations divided by Total Production. The 2023 target of $1.16/Mcfe is higher than the previous year target of $1.02/Mcfe.

3   Proved Developed F&D Cost is the result of Exploration and Development Capital Costs Incurred divided by the sum of Proved Developed Reserve Additions plus Proved Undeveloped Conversions. The 2023 target of $1.04 was increased from the previous year target of $0.72.

4   Total Recordable Injury Rate - This represents 15 incidents requiring medical treatment beyond first aid. The 2023 target of 0.33 is lower than the previous year target of 0.38.

5   Total Produced Fluids Spill Rate - This represents 10.77 barrels of produced fluids spilled per 1 million barrels of fluids produced. The 2023 target of 15.90 was decreased from the 2022 target of 22.50.

6   Methane Emissions Intensity - This represents that approximately 0.038% of methane produced was emitted based on ONE Future protocol, which relies on the methodolgies of EPA Subpart W of the Greenhouse Gas Mandatory Reporting Rule and the GHGI. The 2023 target of 0.040% was lower than the 2022 target of 0.046%.

The performance metrics represent key drivers for the Company in delivering on its strategic goals and position it competitively among peers. The targets are derived based on our updated business plan using current market conditions with ranges based on scenario analysis outcomes resulting from various changes of market dynamics and operational performance. Targets and ranges can vary year-to-year based on changing market dynamics and volatility in the sector, such as commodity price changes impacting Discretionary Cash Flow, but are reviewed by the Compensation Committee to ensure the targets and ranges represent appropriate challenges for the Company to achieve.

Individual Annual Bonus Considerations

For each NEO, the Compensation Committee also determined the size of the qualitative component of the annual incentive bonus, which together with the formulaic component, comprises the total annual cash incentive levels. At target, the qualitative component constitutes 30% of each NEO’s annual cash incentive. The bonus amounts that each NEO actually received reflect both the overall Company results and each individual’s contributions to the Company’s strong operating and strategic performance in 2023.

Due to the extraordinary achievements in 2023, including delivery of strong corporate results on the Company’s annual bonus metrics, the Committee approved an earned bonus outcome of approximately 125% of target for the entire organization, consistent with the scoring on the quantitative results.

2023 Annual Incentive Bonus Payout

The following table shows the annual incentive bonus, including the respective formulaic and qualitative components, for each NEO:

Name	Base Salary	Target in $	Target (% of Salary)	Formulaic Component	Qualitative Component	Total

William J. Way	$1,000,000	$1,250,000	125%	$1,083,234	$742,789	$1,826,023

Carl F. Giesler, Jr.	$600,000	$600,000	100%	$516,797	$354,375	$871,172

Clayton A. Carrell	$603,750	$603,750	100%	$528,281	$362,250	$890,531

Christopher W. Lacy(1)	$475,000	$356,250	75%	$278,583	$191,028	$469,611

John P. Kelly	$416,000	$332,800	80%	$291,200	$139,776	$430,976

(1)	Mr. Lacy was promoted to Senior Vice President, General Counsel and Secretary on September 1, 2023, at which time his annual bonus percentage was increased from 70% to 75%.

2023 Long-Term Incentive Awards

Long-term incentives are aligned with our long-term strategy and the shareholder experience. In February 2023, each NEO received a long-term incentive award package that consisted of the following:

Restricted Stock Units

Each restricted stock unit (“RSU”) is the equivalent of one share of common stock of the Company. RSUs vest one-third on each of the first three anniversaries of the grant date, provided the recipient is still an employee of the Company on the date of vesting, with exceptions for termination due to death, disability or retirement. RSUs may be settled in common stock or cash equal to the value of the units as of the vesting date, at the discretion of the Compensation Committee and depending on the availability of shares of common stock under the Southwestern Energy Company 2022 Incentive Plan (“2022 Plan”). This feature allows the Compensation Committee to consider market price, dilution and the Company’s cash needs at the time of settlement.

Performance Units

The value of each performance unit, for the performance period commencing on January 1, 2023 and ending on December 31, 2025, is determined based on relative total shareholder return (“RTSR”). RTSR is calculated for the Company and each performance peer company as the change in company stock price (adjusted for stock splits), credited with paid dividends, over the three-year performance period. The beginning and ending stock prices will reference the trailing average stock price over the 20 trading days immediately prior to the beginning and the end of the performance period. The following table shows the percentage of units earned based the Company’s percentile ranking among the peer companies in total shareholder return (“TSR”) performance, with a threshold level required for any payout and a maximum payout of 200%. Results falling between two levels are interpolated linearly using the levels shown in the table below. However, in the event that absolute total shareholder return (“Absolute TSR”) is negative, the payout for RTSR will not exceed 100% of target. The performance unit award vests 100% on the third anniversary of the grant date, provided the recipient is still an employee of the Company on the vesting date, with exceptions for pro rata vesting in the case of termination due to death, disability or retirement. Settlement, if any, will be in common stock, cash, or a combination of both.

Performance Cash Units

Each performance cash unit has a target value of $1.00, and, for the performance period commencing on January 1, 2023 and ending on December 31, 2025, is paid out based on two metrics, Return on Average Capital Employed (“ROCE”) (50%) and Reinvestment Rate (50%), with a threshold level required for any payout and a maximum payout of 200% for both metrics. Results falling between two levels are interpolated linearly using the levels shown on the next page. The performance cash unit award vests 100% on the third anniversary of the grant date, provided the recipient is still an employee of the Company on the vesting date, with exceptions for pro rata vesting in the case of termination due to death, disability or retirement. Settlement, if any, at the end of the three-year vesting period will be in cash.

ROCE will be calculated as the sum of Adjusted Net Income and After-Tax Interest Expense divided by the sum of Average Debt and Average Equity, as shown in the following formula:

Adjusted Net Income	Net income (loss) adjusted for gain/loss on unsettled derivatives, gain/loss on early extinguishment of debt, gain/ loss on sale of assets, impairments, restructuring and transaction-related charges, legal settlements, other one-time charges, adjustments due to discrete tax items, changes from the tax rate in effect at the beginning of the Performance Period, and the tax effect on adjustments

After-Tax Interest Expense	Interest expense less the product of (i) the interest expense and (ii) the Company’s corporate tax rate in effect at the beginning of the performance period before the impact of valuation allowance

Average Debt	The arithmetic average of “Gross Debt” on December 31 of the year prior to the beginning of the performance period and December 31 of the final year of the performance period

Gross Debt	The aggregate outstanding principal balance under debt instruments such as a credit facility, notes or similar instrument. For the avoidance of doubt, “Gross Debt” does not include items such as unamortized discounts, unamortized deferred financing costs, letters of credit, and surety bonds

Average Equity	The arithmetic average of (i) stockholders’ equity on December 31 of the year prior to the beginning of the performance period (“Stockholder’s Equity”) and (ii) the sum of (a) Stockholder’s Equity and (b) Adjusted Net Income for each year during the performance period adjusted by changes reflected in the Consolidated Statement of Changes in Equity less Net Income (Loss)

Reinvestment Rate shall be calculated by dividing Capital Expenditures by Adjusted Net Discretionary Cash Flow, as illustrated in the following formula:

Capital Expenditures	The total capital investments accrued in a given year, as discussed in management’s discussion and analysis beginning on page 62 of the Original 10-K.

Adjusted Net Discretionary Cash Flow	Cash flow from operating activities adjusted for changes in assets and liabilities and restructuring and other one-time charges.

2023 LTI Target Grant

Following successful acquisitions in 2020 and 2021, the Company’s peer group was modified to reflect its increased scale and strategic positioning, and the 2023 LTI target values were increased based on the new peer group to maintain competitiveness of the compensation for each NEO.

Name	2022 Target Amount	2023 Target Amount	Percentage Change from 2022 Target LTI

William J. Way(1)	$5,862,500	$6,750,000	15%

Carl F. Giesler, Jr.	$2,150,000	$2,500,000	16%

Clayton A. Carrell	$2,425,000	$2,600,000	7%

Christopher W. Lacy	$700,000	$1,410,000	101%

John P. Kelly	$530,000	$600,000	13%

(1)

In addition to Mr. Way’s 2023 annual long-term incentive award of $6,750,000, in 2023 he received an additional $1,429,964 in long-term incentives in recognition of his performance during a prior performance period, which otherwise would have not been recognized as intended due to a legacy limitation resulting from tax regulations no longer in effect. In total, the Compensation Committee approved long-term incentive awards to Mr. Way totaling $8,179,964.

Calculating Target LTI Amounts

To mitigate the impact of day-to-day volatility, the Compensation Committee uses the average closing stock price over 20 trading days preceding a date shortly before the meeting at which it approves an LTI grant in order to eliminate short-term aberrations in determining the size of grants denominated in stock. Because SEC rules require that the value of a grant be reported in the Summary Compensation Table and Grants of Plan-Based Awards Table as of the date of grant, the target value of the awards as determined above sometimes differ from the amounts reported in the Summary Compensation Table and Grants of Plan-Based Awards Table.

For 2023, the Compensation Committee used a stock price of $5.46 to determine the number of RSUs and performance units granted to each NEO, based on the average closing price for the period of January 3, 2023 through February 17, 2023 (the “planning price”). The closing price on the actual grant date was $4.83, an 11% decrease from the planning price, and the Monte Carlo valuation for the Relative TSR performance awards on the grant date was $6.12.

Settlement of 2021-2023 Performance Awards

In February 2021, the Compensation Committee granted executives (with the approval of the Board) performance awards for the period from January 1, 2021 through December 31, 2023, in the form of performance cash units and performance units. Each performance cash unit entitled the recipient to receive an amount in cash equal to the payment value multiplied by the number of units granted, depending on the outcome of relative ROCE and Reinvestment Rate at the end of the three-year performance period. ROCE and Reinvestment Rate for the performance period were calculated using the same terms as set out above for the 2023 performance cash units. Each performance unit entitled the recipient to receive an amount in stock or cash equal to the payment value per performance unit multiplied by the RTSR result on the vesting date.

The value of the payment of the 2021 performance cash unit award was determined by the attainment of certain minimum, target, and maximum performance objectives as described in the table below. Minimum level achievement would result in payment of 50% of target, and the maximum level of payout would result in 200% of target. Performance below the threshold level would result in no payment.

Metric	Weighting Factors	Threshold	Target	Maximum	2023 Results	Performance	Weighted Units Earned

ROCE	50%	5%	10%	15%	17%	Above Maximum	100%

Reinvestment Rate	50%	1.00x	0.87x	0.78x	0.78x	At Maximum	100%

RESULT							200%

The value of the payment of the 2021 performance unit award was determined by the attainment of certain minimum, target, and maximum performance objectives as described in the table below. Minimum level achievement would result in payment of 50% of target, and the maximum level of payout would result in 200% of target. Performance below the threshold level would result in no payment.

Metric	Weighting Factor	Threshold	Target	Maximum	2023 Results	Performance	Weighted Units Earned

Relative TSR	100%	25th percentile	50th percentile	90th percentile	14th percentile	Below Threshold	0%

RESULT							0%

In February 2024, the Compensation Committee, based on the results of the final performance metrics set above, approved a 0% payout value for each 2021 – 2023 performance unit award, and a 200% payout value for each 2021 – 2023 performance cash unit award, as set out below:

Name	Number of Performance Cash Units Granted	Value on Grant Date(1)	Realized Value on 02/23/2024

William J. Way	1,215,000	$1,215,000	$2,430,000

Carl F. Giesler, Jr.(2)	—	—	—

Clayton A. Carrell	576,000	$576,000	$1,152,000

Christopher W. Lacy	112,500	$112,500	$225,000

John P. Kelly	126,000	$126,000	$252,000

(1)	The grant date fair value on February 23, 2021 was $1.00 per performance cash unit.
(2)	Mr. Giesler was not employed with the Company in 2021 when these performance cash unit awards were granted.

How We Make Compensation Decisions

Role of the Compensation Committee

The Compensation Committee consists entirely of independent directors and oversees SWN’s compensation and incentive plans and programs, acts as the administrator for the Southwestern Energy Company 2013 Incentive Plan (“2013 Plan”) and the 2022 Plan, and reviews and recommends to the Board all compensation for officers within the meaning of Rule 16a-1 under the Exchange Act. The Board, taking into account the recommendation of the Compensation Committee, sets the compensation of all senior executives, with only independent directors acting in the case of the CEO’s compensation.

Each year, the Compensation Committee conducts an evaluation of SWN’s compensation program to determine if any changes would be appropriate. In making these determinations, the Compensation Committee consults with its independent compensation consultant, shareholders and executive leadership, as discussed below. However, the Compensation Committee uses its own judgment in making final decisions regarding the compensation paid to our executive officers.

Role of the CEO

At the Compensation Committee’s request, the CEO provides an assessment of the individual performance and recommended compensation of the other executive officers based on each executive officer’s performance and contributions. The CEO does not provide recommendations or participate in the Committee’s deliberations on his own compensation.

Role of the Compensation Consultant

Since 2013, the Compensation Committee has engaged the services of Meridian, which the Compensation Committee considers to be an independent executive compensation consulting firm. The Compensation Committee makes an annual determination to affirm independence of the compensation consultant. Meridian is known for its expertise in the E&P industry, specializing in board-level executive pay consulting services. Meridian reports directly to the Compensation Committee, participates in Compensation Committee meetings, reviews Compensation Committee materials, and provides advice to the Compensation Committee upon request. Additionally, Meridian updates the Compensation Committee on trends and issues in executive pay, comments on the competitiveness and reasonableness of SWN’s programs, provides an annual risk assessment of the Company’s compensation programs, and assists in the development and review of SWN’s annual bonus and LTI programs, including commenting on performance measures and related goals.

Role of Peer Companies

The Compensation Committee utilizes a peer group to evaluate compensation for Company executives and a peer group to compare the Company’s performance for the purpose of calculating RTSR.

Compensation Peer Group

The Compensation Committee annually evaluates the companies included in the peer group and, when necessary, makes changes in order to effectively evaluate compensation. The Compensation Committee annually reviews the competitiveness of our executive officers’ compensation and assesses the overall competitiveness of our compensation programs relative to the peer group, which includes E&P industry companies with comparable onshore operations and of similar size as measured by enterprise value, market cap and assets. In 2023, the Compensation Committee generally sought to provide total direct compensation for our NEOs within a competitive range of our compensation peers. Individual compensation packages may vary based on individual experience, retention, performance and on the prevailing market conditions.

Although the compensation peer group provides an important tool for analysis and decision-making, the comparative data does not substitute for the Compensation Committee’s sound business judgment. In addition to market data, the Compensation Committee considers other factors, such as an individual’s personal contributions to SWN, previous experience, leadership qualities and skill sets.

2023 COMPENSATION PEER GROUP
Antero Resources Corporation APA Corporation Chesapeake Energy Corporation CNX Resources Corporation Coterra Energy, Inc. EQT Corporation Marathon Oil Corporation	Matador Resources Corporation Murphy Oil Corporation Ovintiv, Inc. PDC Energy, Inc. Range Resources Corporation SM Energy Corporation

Performance Peer Group

The Compensation Committee uses a similar group of E&P industry companies to evaluate the Company’s performance. The performance peer group is similar to the compensation peer group, although performance peer companies generally emphasize a similar commodity mix (mostly natural gas) and business strategy as the Company.

2023 PERFORMANCE PEER GROUP
Antero Resources Corporation Chesapeake Energy Corporation CNX Resources Corporation Comstock Resources Coterra Energy, Inc. EQT Corporation Gulfport Energy Corp	Matador Resources Company Murphy Oil Corporation Ovintiv, Inc. PDC Energy, Inc. Range Resources Corporation SM Energy Company

Practices and Policies Related to Compensation

Stock Ownership Guidelines

To support the Company’s commitment to shareholder alignment, the Company has adopted guidelines that require NEOs to hold a multiple of their base salary in common stock or other stock-based instruments such as RSUs. In 2023, the Company amended the guidelines to include Vice Presidents who are also Section 16 Officers. The ownership multiples are as follows:

•	Chief Executive Officer – six times base salary

•	Executive Vice President – three times base salary

•	Senior Vice President – two times base salary

•	Vice President (Section 16 Officers Only) – one-times base salary

The guidelines must be satisfied within three years after the date of hire, change in job title, or increase in salary, and during such period, an executive officer must hold at least one-half of the shares of the Company’s common stock or stock-based instruments received through equity-based awards (net of taxes) from the Company until the officer meets his or her ownership requirement. As of December 31, 2023, all NEOs were in compliance with the guidelines.

Anti-Hedging and Anti-Pledging Policies

All directors and employees, including our NEOs, their spouses and members of their households, are prohibited from hedging the economic risk of ownership of our common stock. Specifically, the prohibitions relate to short selling and buying or selling puts, calls or options and engaging in transactions involving our securities when in possession of material, non-public information or during certain designated “black-out” periods.

All directors and officers with the title of vice president or above, along with their spouses and members of their households, are prohibited from pledging shares of our common stock. We are not aware of any existing pledging arrangements by any of our directors or officers.

Policy for Recovery of Compensation (Clawback Policy)

The Board of Directors has adopted a clawback policy that complies with NYSE’s new clawback rules promulgated under Section 10D of the Exchange Act and the rules promulgated thereunder, and that provides for certain other recoupment rights. In the event the Company is required to prepare an accounting restatement of its financial statements due to the Company’s material noncompliance with any such financial reporting requirement, the clawback policy requires that covered executives must reimburse the Company, or forfeit, any excess incentive-based compensation received by such covered executive during the three completed fiscal years immediately preceding the date on which the Company is required to prepare the restatement (the “Compulsory Recoupment Component”).

In addition, if the Compensation Committee has determined that any fraud, negligence, or intentional misconduct by any covered executive was a significant contributing factor to the Company having to make an accounting restatement, the Compensation Committee has the discretion to take such action above and beyond the Compulsory Recoupment Component (the “Discretionary Recoupment Component”). Under the Discretionary Recoupment Component, the Compensation Committee may require reimbursement of all or a portion of any incentive-based compensation paid to the covered executive, cause the cancellation of all or a portion of any restricted stock awards and outstanding stock options and seek reimbursement of any gains realized on the exercise of any stock options attributable to such awards, if and to the extent that (a) the incentive-based compensation was calculated based on achievement of financial results that were subsequently reduced due to an accounting restatement, (b) the covered executive engaged in any fraud or misconduct that caused or contributed to the need for the accounting restatement, and (c) the amount of the incentive-based compensation that would have been awarded to the covered executive had the financial results been properly reported would have been materially lower than the amount actually awarded. In addition, the Compensation Committee may terminate the covered executive or take such other action as it deems appropriate.

Executives covered by the clawback policy are current and former executive officers, as determined by the Compensation Committee in accordance with Section 10D of the Exchange Act and the NYSE listing standards, and such other senior executives or employees who may from time to time be deemed subject to the clawback policy by the Compensation Committee. Incentive-based compensation includes any cash or equity compensation that is granted, earned or vested based wholly or in part on the attainment of a financial reporting measure. The amount subject to recovery under the Compulsory Recoupment Component is the excess of the incentive-based compensation received based on the erroneous data over the incentive-based compensation that would have been received had it been based on the restated results. The Compulsory Recoupment Component of the clawback policy will only apply to incentive-based compensation received on or after October 2, 2023.

Health, Welfare, Retirement and Other Benefits

We offer competitive health, welfare and retirement programs for our eligible employees. Our health and welfare programs include medical, pharmacy, dental, life insurance and disability. We also offer a limited charitable gift matching program. The life insurance and disability programs provide higher benefit amounts for our NEOs due to their higher base salaries. Our executives have disability coverage that applies if they are unable to perform in their occupation. In addition, disability benefits for our officers are capped at $16,000 per month for long-term disability and 70% of base pay for short-term disability.

We offer retirement programs that are intended to supplement our employees’ social security benefits and personal savings. The programs include:

•	the Southwestern Energy Company 401(k) Savings Plan (“401(k) Plan”)

•	a non-qualified deferred compensation plan (“Non-Qualified Retirement Plan”)

401(k)

The 401(k) Plan, which is available to all employees, including our NEOs, allows a participant to elect to contribute a percentage of his or her eligible compensation, generally salary and wages, to an investment trust. Employee contributions are matched by us up to 6% of the employee’s eligible compensation. An additional discretionary profit-sharing contribution equal to 7% of an employee’s eligible compensation will be provided for 2023, which is funded by a transfer of surplus assets from the Company’s terminated pension plan. The 401(k) Plan provides a number of different investment options, including our common stock, for which a participant has sole discretion in determining the allocation of their and our contributions among the investment options.

Non-Qualified Retirement Plan

The Non-Qualified Retirement Plan was established to allow our NEOs and certain other executives to defer compensation that is not eligible for deferral under our 401(k) Plan due to Internal Revenue Code limits. Participants may defer up to 75% of their base salary and up to 100% of their annual incentive compensation. The Company provides matching contributions under the Non-Qualified Retirement Plan, limited to 6% of eligible compensation deferred under both the 401(k) Plan and Non-Qualified Plan. The investment funds available under the Non-Qualified Retirement Plan mirror the options in the 401(k) Plan, with the exception of investing in our common stock, which is not available under the Non-Qualified Retirement Plan. Under the Non-Qualified Retirement Plan, deferrals and contributions are not necessarily invested in these funds, but instead are credited with earnings or debited for losses based on the funds’ investment returns. Because the rate of return is based on actual investment measures, there is no guaranteed minimum earnings credit on an executive’s non-qualified funds, and no above-market earnings are credited, recorded, or paid. All funds in the Non-Qualified Retirement Plan are general corporate obligations of the Company. Participants have only the rights of general unsecured creditors and may lose their balances in the event of the Company’s bankruptcy. Although the Company has set aside the funds relating to these obligations on a dollar-for-dollar basis, the funds are considered to be assets of the Company and are not “owned” by the employee prior to distribution.

Perquisites, Allowances and Other Benefits

The type and the value of perquisites for our NEOs are reviewed and approved by the Compensation Committee as part of its compensation decision-making. In 2023, the perquisites for our NEOs were the payment of a $7,380 annual car allowance, estate and financial planning expenses for each NEO up to $18,500 per year, the annual premium for an executive medical plan that covers all out-of-pocket expenses and an annual complete personal physical exam. We reimburse our NEOs for expenses incurred with respect to estate and financial planning because we believe the utilization of experts will reduce the amount of time our executives will need to devote to those matters while also maximizing the net value of the compensation we provide. See also “Health, Welfare, Retirement and Other Benefits” above.

COMPENSATION TABLES

2023 Summary Compensation Table

The following Summary Compensation Table shows information about the compensation received by our CEO, CFO and each of our three other most highly compensated executive officers for services rendered in all capacities during the 2023, 2022 and 2021 fiscal years.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(2)(3)	Non-Equity Incentive Plan Compensation ($)(4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(5)	All Other Compensation ($)(6)	Total ($)

William J. Way President and Chief Executive Officer	2023	990,385	—	5,777,729	4,256,022	22,568	98,811	11,145,515
	2022	940,385	—	4,898,527	1,563,000	32,939	92,559	7,527,410
	2021	900,000	—	4,402,539	1,650,000	31,073	93,772	7,077,384

Carl F. Giesler, Jr. Executive Vice President and Chief Financial Officer	2023	590,625	—	1,765,852	871,172	—	82,961	3,310,610
	2022	546,202	500,000	1,796,535	742,835	—	58,821	3,644,393
	2021	222,115	—	640,308	323,889	—	41,318	1,227,630

Clayton A. Carrell Executive Vice President and Chief Operating Officer	2023	603,750	—	1,836,496	2,042,531	3,801	65,097	4,551,675
	2022	598,221	—	2,026,312	795,634	6,985	77,189	3,504,341
	2021	575,000	—	2,087,115	821,215	6,590	77,521	3,567,441

Christopher W. Lacy (1) Senior Vice President, General Counsel and Secretary	2023	444,231	—	995,937	694,611	61	55,038	2,189,878

John P. Kelly Senior Vice President and Division Head	2023	416,000	—	423,838	682,976	1,547	53,902	1,578,263
	2022	412,923	—	442,927	439,350	4,576	50,859	1,350,635
	2021	400,000	—	456,635	447,424	4,585	40,675	1,349,319

(1)	Mr. Lacy was not a NEO of the Company in 2021 or 2022.
(2)

The dollar value stated for the RSUs and performance units for 2023 reflects the number of units granted in 2023 multiplied by the grant date fair value, computed in accordance with FASB ASC Topic 718, and is included in the Company’s Annual Report on Form 10-K. The assumptions and data utilized in the calculation of these amounts for 2023 awards are set forth below:

RSUs: The grant date fair value for the RSUs granted on February 21, 2023 represents the closing price of the Company’s common stock on the NYSE of $4.83 per share multiplied by the number of units awarded.

Performance Units: The 2023 performance unit awards granted on February 21, 2023 include a market condition based on RTSR as compared to a group of the Company’s peers. The fair value of the market condition is calculated by a Monte Carlo model on a quarterly basis. When calculated using the valuation detailed above and the closing price of the Company’s common stock at the grant date, the grant date fair value per performance unit was determined to be $6.12. The grant date fair value for the performance units reflects the value of the award on the grant date based on the probable outcome of the performance conditions. The table below provides the estimated value of the 2023-2025 performance units at the threshold, target and maximum levels based on the FASB ASC Topic 718 grant date value of $6.12 per unit:

Name	Performance Units (#)	Value at Threshold ($)	Value at Target (Reported in Column (e) Above) ($)	Value at Maximum ($)
William J. Way	412,000	1,260,720	2,521,440	5,042,880
Carl F. Giesler, Jr.	125,920	385,315	770,630	1,541,163
Clayton A. Carrell	130,960	400,738	801,475	1,602,950
Christopher W. Lacy	71,020	217,321	434,642	869,284
John P. Kelly	30,220	92,473	184,946	369,892

Additional information regarding RSU and performance unit awards granted in 2023 can be found below in the table entitled “Grants of Plan-Based Awards.”

(3)

Included in the amount reported for Mr. Way in 2023 are 117,860 RSUs and 72,020 performance units with an aggregate grant date value of $1,010,026. These awards were granted in recognition of Mr. Way’s performance during a prior performance period, which otherwise would have not been recognized as intended due to a legacy limitation resulting from tax regulations no longer in effect.

(4)

The amounts reported in this column constitute (i) the annual incentive cash awards made to each NEO under the annual incentive bonus program based on Company performance and the Compensation Committee’s evaluation of each NEO’s performance. Additional details about the annual incentive awards and annual bonus are provided under the heading “Compensation Discussion and Analysis — 2023 Compensation Decisions,” (ii) vesting restricted cash units for Mr. Lacy, and (iii) the total payout earned for the three-year period ended in 2023 on the performance cash units awarded to each NEO in February 2021 pursuant to the amended 2013 Plan as described in more detail under the heading “Compensation Discussion and Analysis — Settlement of 2021-2023 Performance Cash Units.” Amounts reported do not include the performance cash units granted in 2023, which are not accounted for in accordance with FASB ASC Topic 718.

(5)

The amounts reported in this column represent the aggregate increase in actuarial value for each NEO for the applicable calendar year period under both the Pension Plan and the SERP. The Pension Plan, the SERP and the Non-Qualified Retirement Plan are described in more detail below.

(6)

The amounts reported in this column include Company matching funds for the 401(k) and Non-Qualified Retirement Plans, life insurance premiums, car allowance, financial and estate planning reimbursements, and premiums paid for supplemental medical insurance and annual physicals.

All Other Compensation – 2023

Name	401(k) and Nonqualified Retirement Plans Matching Contributions ($)	Life Insurance Premiums ($)	Car Allowance ($)	Financial and Estate Planning Reimbursements ($)	Premiums for Supplemental Medical Insurance and Annual Physical ($)	Total ($)
William J. Way	60,000	2,079	7,380	15,000	14,352	98,811
Carl F. Giesler, Jr.	36,000	1,665	7,380	18,500	19,416	82,961
Clayton A. Carrell	36,225	1,676	7,380	—	19,816	65,097
Christopher W. Lacy	27,000	1,242	7,380	—	19,416	55,038
John P. Kelly	24,960	78	7,380	2,068	19,416	53,902

Grants of Plan-Based Awards

This table reflects our annual cash incentive awards and long-term incentive awards issued in 2023.

(a)		(b)		(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
				Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock Awards ($)(1)

Name	Grant Type	Grant Date		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
William J. Way	Performance Unit	2/21/23	(2)	—	—	—	206,000	412,000	824,000	—	2,521,440
	Performance Cash Unit	2/21/23	(3)	1,124,745	2,249,490	4,498,980	—	—	—	—	—
	RSU	2/21/23	(4)	—	—	—	—	—	—	674,180	3,256,289
	Annual Cash Bonus	2/21/23	(5)	625,000	1,250,000	2,500,000	—	—	—	—	—

Carl F. Giesler, Jr.	Performance Unit	2/21/23	(2)	—	—	—	62,960	125,920	251,840	—	770,630
	Performance Cash Unit	2/21/23	(3)	343,750	687,500	1,375,000	—	—	—	—	—
	RSU	2/21/23	(4)	—	—	—	—	—	—	206,050	995,222
	Annual Cash Bonus	2/21/23	(5)	300,000	600,000	1,200,000	—	—	—	—	—

Clayton A. Carrell	Performance Unit	2/21/23	(2)	—	—	—	65,480	130,960	261,920	—	801,475
	Performance Cash Unit	2/21/23	(3)	357,500	715,000	1,430,000	—	—	—	—	—
	RSU	2/21/23	(4)	—	—	—	—	—	—	214,290	1,035,021
	Annual Cash Bonus	2/21/23	(5)	301,875	603,750	1,207,500	—	—	—	—	—
Christopher W. Lacy	Performance Unit	2/21/23	(2)	—	—	—	35,510	71,020	142,040	—	434,642
	Performance Cash Unit	2/21/23	(3)	193,875	387,750	775,500	—	—	—	—	—
	RSU	2/21/23	(4)	—	—	—	—	—	—	116,210	561,294
	Annual Cash Bonus	2/21/23	(5)	178,125	356,250	712,500	—	—	—	—	—

John P. Kelly	Performance Unit	2/21/23	(2)	—	—	—	15,110	30,220	60,440	—	184,946
	Performance Cash Unit	2/21/23	(3)	82,500	165,000	330,000	—	—	—	—	—
	RSU	2/21/23	(4)	—	—	—	—	—	—	49,460	238,892
	Annual Cash Bonus	2/21/23	(5)	166,400	332,800	665,600	—	—	—	—	—

(1)

The dollar amounts stated for the RSUs and performance units reflect the grant date fair value of the award as computed in accordance with FASB ASC Topic 718 and is included in the Company’s Annual Report on 10-K. The assumptions utilized in the calculation of these amounts are described under Footnote 2 of the Summary Compensation Table.

(2)

The performance units were issued under the 2022 Plan. Each performance unit has a threshold (50%), target (100%), and maximum (200%) potential payout amount based on the attainment of certain performance objectives. The performance units awarded in 2023 will vest based on performance and continued service over a three-year period, and payout occurs in stock or cash at the end of the three-year period.

(3)

The performance cash units were issued under the 2022 Plan. Each performance unit has a threshold (50%), target (100%), and maximum (200%) potential payout amount based on the attainment of certain performance objectives. The performance cash units awarded in 2023 will vest based on performance and continued service over a three-year period, and payout occurs in cash at the end of the three-year period.

(4)

The amount reflects the number of RSUs granted under the 2022 Plan. The RSUs vest over a period of three years from the date of grant, or immediately upon death, disability, normal retirement or a “change in control” (in the event the award is not assumed or substituted in connection with such change in control) and may be settled in cash or shares of common stock at the discretion of the Compensation Committee.

(5)

Pursuant to the annual incentive bonus program, the Compensation Committee determined the annual target bonus level for each NEO for the 2023 fiscal year on February 21, 2023. The incentive bonus awards are paid annually based on the attainment of formulaic Company-wide performance measures and the individual performance of the NEO and are calculated as a percentage amount of each NEO’s annual salary. Amounts shown in columns (c), (d) and (e) include both the formulaic component and the individual performance component of the NEO’s annual incentive award. The actual 2023 annual bonus payments are listed in column (h) of the Summary Compensation Table and are discussed in further detail under the heading “Compensation Discussion and Analysis — 2023 Annual Bonus Program.”

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

For a detailed discussion of the compensation elements provided to our NEOs, including base salary, equity awards and annual cash incentives, see “2023 Compensation Decisions” in the CD&A.

Outstanding Equity Awards at Fiscal Year-End

The table reflects stock options, restricted stock, restricted stock units, and performance units granted to our NEOs under our 2013 Plan and 2022 Plan that were outstanding as of December 31, 2023.

(a)	(b)	(c)	(d)	(e)	(f)	(g)		(h)	(i)		(j)
Option Awards						Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units of Stock that Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(2)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
William J. Way	2/21/2017	383,020	—	8.59	2/21/2024	—		—	—		—
	2/26/2020	—	—	—	—	465,875	(3)	1,854,183	—		—
	2/23/2021	—	—	—	—	206,110	(4)	1,350,021	309,170	(5)	1,012,532
	2/22/2022	—	—	—	—	437,174	(6)	2,863,490	327,880	(7)	1,073,807
	2/21/2023	—	—	—	—	674,180	(8)	4,415,879	412,000	(9)	5,397,200

Carl F. Giesler, Jr.	2/22/2022	—	—	—	—	160,334	(6)	1,050,188	120,250	(7)	393,819
	2/21/2023	—	—	—	—	206,050	(8)	1,349,628	125,920	(9)	1,649,552
	7/29/2021	—	—	—	—	43,559	(10)	285,311	—		—

Clayton A. Carrell	2/26/2020	—	—	—	—	220,860	(3)	879,023	—		—
	2/23/2021	—	—	—	—	97,710	(4)	640,001	146,570	(5)	480,017
	2/22/2022	—	—	—	—	180,840	(6)	1,184,502	135,630	(7)	444,188
	2/21/2023	—	—	—	—	214,290	(8)	1,403,600	130,960	(9)	1,715,576

Christopher W. Lacy	2/23/2021	—	—	—	—	19,087	(4)	125,020	28,630	(5)	93,763
	2/22/2022	—	—	—	—	52,200	(6)	341,910	39,150	(7)	128,216
	2/21/2023	—	—	—	—	116,210	(8)	761,176	71,020	(9)	930,362

John P. Kelly	2/26/2020	—	—	—	—	48,315	(3)	192,294	—		—
	2/23/2021	—	—	—	—	21,377	(4)	140,019	32,070	(5)	105,029
	2/22/2022	—	—	—	—	39,527	(6)	258,902	29,650	(7)	97,104
	2/21/2023	—	—	—	—	49,460	(8)	323,963	30,220	(9)	395,882

(1)

The market value of the unvested shares of restricted stock and unvested RSUs was calculated using the NYSE closing common stock price on December 31, 2023 of $6.55 per share, with the “Adjusted Stock Price” of $3.98 applied to the awards granted on February 26, 2020.

(2)

The number of performance units granted in 2021 that would have been earned based on actual results for the period commencing on the first day of the applicable performance period and ending on December 31, 2023 (rather than the end of the actual performance or vesting period) were below threshold. Consequently, the amounts in this column shown for the 2021 awards are based on achievement at threshold performance. The number of performance units granted in 2022 that would have been earned based on actual results for the period commencing on the first day of the applicable performance period and ending on December 31, 2023 (rather than the end of the actual performance or vesting period) were below threshold. Consequently, the amounts in this column shown for the 2022 awards are based on achievement at threshold performance. The number of performance units granted in 2023 that would have been earned based on actual results for the period commencing on the first day of the applicable performance period and ending on December 31, 2023 (rather than the end of the actual performance or vesting period) were above target but below maximum. Consequently, the amounts in this column shown for the 2023 awards are based on achievement at maximum performance. The market value of all performance units shown in column (i) was calculated using the NYSE closing common stock price on December 31, 2023 of $6.55 per share.
(3)

RSUs granted on February 26, 2020 under the 2013 Plan vest ratably over four years, with remaining vesting date of February 26, 2024, or immediately upon death, disability, normal retirement or a “change in control.”

(4)

RSUs granted on February 23, 2021 under the 2013 Plan vests ratably over three years, with remaining vesting date of February 23, 2024, or immediately upon death, disability, normal retirement or a “change in control.”

(5)

Performance units granted on February 23, 2021 under the 2013 Plan cliff vest at the end of three years, provided the recipient is still an employee of the Company, with exceptions for pro rata vesting in the case of death, disability or retirement, and total payout is determined at the end of the three-year performance period. Upon a “change in control” all outstanding performance units will fully vest at the greater of (i) the target value or (ii) the payment value based on actual performance.

(6)

RSUs granted on February 22, 2022 under the 2013 Plan vests ratably over three years, with remaining vesting dates of February 23, 2024, and February 23, 2025, or immediately upon death, disability, normal retirement or a “change in control.”

(7)

Performance units granted on February 22, 2022 under the 2013 Plan cliff vest at the end of three years, provided the recipient is still an employee of the Company, with exceptions for pro rata vesting in the case of death, disability or retirement, and total payout is determined at the end of the three-year performance period. Upon a “change in control” all outstanding performance units will fully vest at the greater of (i) the target value or (ii) the payment value based on actual performance.

(8)

RSUs granted on February 21, 2023 under the 2022 Plan vests ratably over three years, with remaining vesting dates of February 23, 2024, February 23, 2025, February 23, 2026, or immediately upon death, disability, or normal retirement. In the event of a “change in control,” if the award is not assumed or substituted in connection with the change in control, or if the award is assumed or substituted in connection with the change in control and a qualifying termination occurs within 12 months following such change in control, all unvested RSUs will fully vest.

(9)

Performance units granted on February 21, 2023 under the 2022 Plan cliff vest at the end of three years, provided the recipient is still an employee of the Company, with exceptions for pro rata vesting in the case of death, disability or retirement, and total payout is determined at the end of the three-year performance period. In the event of a “change in control”, if the award is not assumed or substituted in connection with the change in control, or if the award is assumed or substituted in connection with the change in control and a qualifying termination occurs within 12 months following such change in control, all outstanding unvested performance units will fully vest and each vested performance unit will be paid out at the greater of (i) the target value or (ii) the payment value based on actual performance.

(10)

Restricted stock award granted on July 29, 2021 under the 2013 Plan vests at the rate of 33% per year from February 23, 2021, with remaining vesting date of February 23, 2024, or immediately upon death, disability, normal retirement or a “change in control.”

2023 Option Exercises and Stock Vested

The table below contains information for the fiscal year ended December 31, 2023 concerning vesting of previously granted shares of restricted stock, RSUs and performance units for NEOs. The value shown is based on the closing price of our common stock on the date of vesting:

	Stock Awards(1)
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
William J. Way	2,781,101	14,901,631
Carl F. Giesler, Jr.	123,724	627,925
Clayton A. Carrell	1,305,245	7,672,666
Christopher W. Lacy	55,605	287,575
John P. Kelly	285,519	1,678,389

(1)	There were no options exercised in 2023.
(2)

Reflects the aggregate dollar value realized upon vesting of performance unit awards, RSUs and restricted stock based upon the closing price of our common stock on the vesting date. In the event that the vesting date occurred on a weekend day or holiday, the value realized was determined by the closing price of our common stock on the prior business day closing. 2020 performance unit awards vesting in 2023 were settled in cash.

Pension Benefits

All employees, including NEOs, were generally eligible to participate on the same basis in the Pension Plan. The purpose of the Pension Plan was to provide participants with benefits when they separate from employment through termination, retirement, death or disability. The Pension Plan provided benefits based on a “cash balance” plan design that provided Company-funded benefits based upon a fixed percentage of an employee’s annual compensation. Employees who were participants in the Pension Plan prior to January 1, 1998, which did not include any of our NEOs or executives, were also entitled to annual benefits payable upon retirement based upon years of service through December 31, 1997 and average compensation during the five years of highest pay in the last ten years of service before termination.

Under the cash balance provisions of the Pension Plan, each participant had, for recordkeeping purposes only, a hypothetical account to which, for periods prior to January 1, 2021, credits were allocated annually based upon a percentage of the participant’s base salary. The applicable percentage was equal to 6% plus an additional contribution, as a percentage of a participant’s base salary, for participants in the Pension Plan as of January 1, 1998. The additional percentage amount was based upon a participant’s age and designed to compensate affected participants for differences in the accrual of benefits as a result of the change to a cash balance plan design. All employee balances in the cash balance account also earn a fixed rate of interest that was credited annually.

The Southwestern Energy Company Supplemental Retirement Plan (the “SERP”) allowed, for periods prior to January 1, 2021, certain highly compensated employees to continue to earn pension benefits for retirement, on a non-tax qualified basis, on compensation in excess of the limits imposed by the Internal Revenue Service Code. The SERP provided benefits equal to the amount that would have been payable under the Pension Plan in the absence of certain limitations of the Code, less the amount actually paid under the Pension Plan. Executives did not earn or accrue above-market or preferential earnings on their SERP accounts. At termination of employment, death or disability, the present value accumulated benefit credited to a participant was payable to the participant in the form of a lump sum or in lifetime monthly payments.

The value of the SERP payment payable to employees who were participants in the Pension Plan prior to January 1, 1998 was determined, in part, based on whether the participant’s employment terminated after reaching normal retirement age under the Pension Plan (age 65) or early retirement age under the Pension Plan (age 55 with at least 5 years of service). Since the Pension Plan included a provision that reduced benefits for early retirement, the corresponding SERP benefit would also be reduced for those employees. None of our NEOs or executives was a Pension Plan participant prior to January 1, 1998.

Effective January 1, 2021, the Compensation Committee approved “freezing” the Pension Plan and the SERP such that there would be no additional participants eligible for either plan and no additional contribution credits for existing participants for periods on or after December 31, 2020. During 2021, we began the plan termination process for the Pension Plan, and the process was completed in June 2023. As part of the termination process, we distributed lump sum payments to active and former employee participants in the Pension Plan during December 2022 and, for those individuals who did not elect to take a distribution, we transferred the remaining pension obligation to a qualified insurance company prior to June 30, 2023. As of December 31, 2023, the total value of the assets held by the Pension Plan exceeded the total benefits due under the Pension Plan by approximately $14 million. The excess amount was transferred to our 401(k) Plan in September 2023 to fund certain employer non-matching contributions under that Plan.

Pension Benefits - 2023

(a)	(b)	(c)	(d)	(e)
Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)(1)	Payments During Last Fiscal Year ($)
William J. Way	Southwestern Energy Company Pension Plan	9	—	205,771
	Southwestern Energy Company Supplemental Retirement Plan	9	371,253	—
	Southwestern Energy Company Non-Qualified Retirement Plan	9	27,448	—
Carl F. Giesler, Jr.	Southwestern Energy Company Pension Plan	0	—	—
	Southwestern Energy Company Supplemental Retirement Plan	0	—	—
	Southwestern Energy Company Non-Qualified Retirement Plan	0	—	—
Clayton A. Carrell	Southwestern Energy Company Pension Plan	3	—	60,053
	Southwestern Energy Company Supplemental Retirement Plan	3	61,925	—
	Southwestern Energy Company Non-Qualified Retirement Plan	3	5,232	—
Christopher W. Lacy	Southwestern Energy Company Pension Plan	7	—	—
	Southwestern Energy Company Supplemental Retirement Plan	7	1,072	—
	Southwestern Energy Company Non-Qualified Retirement Plan	7	—	—
John P. Kelly	Southwestern Energy Company Pension Plan	3	—	—
	Southwestern Energy Company Supplemental Retirement Plan	3	26,702	—
	Southwestern Energy Company Non-Qualified Retirement Plan	3	642	—

(1)

The change in the actuarial present value of the NEOs accumulated benefit from the prior year is included in the Summary Compensation Table and is calculated using a discount rate of 5.60% and the Society of Actuaries Pri-2012 Mortality Tables Report for healthy males and females projected generationally using scale MP-2021.

Non-Qualified Deferred Compensation

Our NEOs and other highly compensated employees are also eligible to participate in the Non-Qualified Retirement Plan, which is a non-qualified deferred compensation supplemental retirement savings plan that allows any participant to defer income and receive a match on the same basis as the 401(k) Plan, subject to the same total cap as for all employees. In addition, participants can defer all or a portion of their annual incentive payments until termination of employment under the Non-Qualified Retirement Plan.

The Non-Qualified Retirement Plan is not funded and participants are our general creditors. All amounts deferred in the Non-Qualified Retirement Plan increase or decrease based on the investment results of the executive’s requested investment alternatives and executives do not earn or accrue above-market or preferential earnings on their accounts. Plan distributions after employment ends are paid out of our funds rather than from a dedicated investment portfolio.

The table below sets forth information regarding the contributions, earnings and withdrawals/distributions during 2023 and the balance at year-end 2023 under the Non-Qualified Retirement Plan for each of the NEOs.

Non-Qualified Deferred Compensation – 2023

(a)	(b)	(c)	(d)	(e)	(f)
Name	Executive Contributions in Last Fiscal Year ($)(1)	Company Contributions in Last Fiscal Year ($)(2)	Aggregate Earnings in Last Fiscal Year ($)(3)	Aggregate Withdrawals/ Distributions ($)(4)	Aggregate Balance at Last Fiscal Year-End ($)(5)(6)
William J. Way	49,519	38,123	115,883	—	1,024,720
Carl F. Giesler, Jr.	17,719	14,472	6,277	—	54,138
Clayton A. Carrell	24,150	17,593	40,200	—	270,496
Christopher W. Lacy	4,365	—	8,080	—	53,410
John P. Kelly	—	—	2,885	—	20,578

(1)

Represents the amounts that our NEOs elected to defer in 2023 under the Non-Qualified Retirement Plan. The amounts represent compensation earned by our NEOs in 2023, and therefore also are reported in the appropriate columns in the Summary Compensation Table above.

(2)

Represents the amounts credited in 2023 as Company contributions to the accounts of our NEOs under the Non-Qualified Retirement Plan. These amounts are also reported in the Summary Compensation Table above in the “All Other Compensation” column.

(3)	Represents the returns produced by the investments selected by the applicable NEO.
(4)	In-service distributions (if any) are made in accordance with the elections made by the NEO at the time of enrollment in the plan.
(5)	Represents the Non-Qualified Retirement Plan account balances at the end of 2023 for each of our NEOs.

(6)	The total amounts previously reported as compensation in the Summary Compensation table for each NEO in previous years are as follows:

Name	Aggregate Amounts Previously Reported
William J. Way	$681,104
Carl F. Giesler, Jr.	$16,386
Clayton A. Carrell	$190,404
Christopher W. Lacy	—
John P. Kelly	$1,834

Termination and Change in Control Benefits

We do not have employment agreements with any of the NEOs, but we have entered into a severance agreement with each NEO that provides certain additional compensation if, immediately prior to or within three years after a “change in control” (the “Contract Period”) his or her employment is involuntarily terminated other than for cause or if the executive voluntarily terminates employment for “good reason,” as defined in the respective severance agreement; provided that, if within six months prior to the date on which a change in control occurs, the NEO’s employment with the Company is terminated by the Company other than by reason of the NEO’s death, disability or circumstances that would constitute “cause” or the terms and conditions of the NEO’s employment are adversely changed in a manner which would constitute grounds for a termination of employment by the NEO for “good reason,” and it is reasonably demonstrated that such termination of employment or adverse change (i) was at the request of a third party who has taken steps reasonably calculated to effect the change in control or (ii) otherwise arose in connection with or in anticipation of the change in control, then such termination of employment will be deemed to have occurred during the Contract Period and will be considered either termination of the NEO’s employment without “cause” by the Company or termination by the NEO for “good reason.”

The change in control severance payment is a lump sum of any annualized bonus accrued to the NEOs through the NEO’s termination date and unpaid as of such date and the amount of any base salary attributable to vacation earned by the NEO but not taken before the termination date, plus the product of (x) 2.99 (for Messrs. Way, Giesler and Carrell) or 2.0 (for Messrs. Lacy and Kelly) and (y) the sum of (i) the highest annual base salary of the NEO in effect at any time during the year preceding the termination date plus (ii) the maximum bonus opportunity available to the NEO under the annual incentive bonus program at any time during the year prior to the termination date. In addition, each NEO will be entitled to continued participation in certain health and welfare benefits from the date of the termination of employment until the earliest of (a) the expiration of three years, (b) death or (c) the date he or she is afforded a comparable benefit at comparable cost by a subsequent employer. The severance agreements contain a non-solicitation covenant that applies during the three-year period following the termination date.

The award agreements pursuant to which awards were granted to our NEOs under the 2013 Plan provide that (a) all performance awards, RSUs and shares of restricted stock that have not previously vested, been cancelled or forfeited shall vest immediately upon a “change in control,” with the performance cash units and performance units being paid out at the greater of (i) target value or (ii) the payment value based on actual performance, and (b) performance cash units, performance units, RSUs and shares of restricted stock that have not previously vested, been cancelled or forfeited will vest on a termination due to death, disability or retirement, with performance cash units and performance units vesting on a pro rata basis.

The award agreements pursuant to which RSUs, performance cash units and performance units were granted to our NEOs under the 2022 Plan provide that (a) the RSUs, performance cash units and performance units vest immediately upon death, disability, or retirement, with performance cash units and performance units vesting on a pro rata basis, and (b) upon a “change in control,” (x) if the award is not assumed or substituted in connection with the change in control, or (y) the award is assumed or substituted in connection with the change in control and a qualifying termination occurs within 12 months following such change in control, all unvested RSUs, performance cash units and performance units will fully vest and each vested performance cash unit and performance unit will be paid out at the greater of (i) the target value or (ii) the payment value based on actual performance.

Our annual incentive bonus program provides that upon a participant’s termination of employment under certain conditions on or after a “change in control,” all determined but unpaid incentive awards shall be paid immediately and any undetermined awards shall be determined and paid based on projected performance factors calculated in accordance with the program.

The following table sets forth the estimated current value of payments and benefits to each of our NEOs upon a change in control, involuntary or voluntary termination, involuntary termination following a change in control (“Change in Control Termination”), retirement, death or disability of our NEOs, assuming that the triggering events occurred on December 31, 2023. The amounts shown below do not include benefits earned during the term of our NEOs’ employment that are available to all salaried employees. For information on the accrued amounts payable under other benefit plans, see above under “Pension Benefits” and “Non-Qualified Deferred Compensation.” The actual amounts of payments and benefits that would be provided can only be determined at the time of a change in control and/or the NEO’s separation from Southwestern Energy Company.

Name and Trigger	Cash Severance ($)(1)	Valuation of Performance Cash Unit Awards Vesting ($)(2)	Valuation of Restricted Stock Unit or Restricted Stock Awards Vesting Assuming Cash-Out($)(3)	Valuation of Performance Stock Unit Awards Vesting Assuming Cash-Out ($)(4)	Value of Health and Welfare Benefits Equivalent Payment ($)(5)	TOTAL VALUE ($)
William J. Way
Change in Control – Single Trigger	—	2,680,630	7,264,991	4,172,678	—	14,118,299
Change in Control Termination – Double Trigger	11,715,000	4,930,120	11,680,870	6,871,278	81,693	35,278,961
Normal Retirement, Death or Disability	—	2,702,821	11,680,870	4,022,457	—	18,406,148
Carl F. Giesler, Jr.
Change in Control – Single Trigger	—	537,500	1,335,499	787,638	—	2,660,637
Change in Control Termination – Double Trigger	5,982,000	1,225,000	2,685,127	1,612,414	110,806	11,615,346
Normal Retirement, Death or Disability	—	528,353	2,685,127	722,067	—	3,935,547
Clayton A. Carrell
Change in Control – Single Trigger	—	1,182,250	3,271,136	1,848,410	—	6,301,796
Change in Control Termination – Double Trigger	6,019,388	1,897,250	4,674,735	2,706,198	110,839	15,408,410
Normal Retirement, Death or Disability	—	1,126,268	4,674,735	1,706,411	—	7,507,414
Christopher W. Lacy
Change in Control – Single Trigger	—	337,500	516,930	443,959	—	1,298,389
Change in Control Termination – Double Trigger	2,731,250	725,250	1,278,105	909,140	109,537	5,753,282
Normal Retirement, Death or Disability	—	375,785	1,278,105	469,525	—	2,123,415

Name and Trigger	Cash Severance ($)(1)	Valuation of Performance Cash Unit Awards Vesting ($)(2)	Valuation of Restricted Stock Unit or Restricted Stock Awards Vesting Assuming Cash-Out($)(3)	Valuation of Performance Stock Unit Awards Vesting Assuming Cash-Out ($)(4)	Value of Health and Welfare Benefits Equivalent Payment ($)(5)	TOTAL VALUE ($)
John P. Kelly
Change in Control – Single Trigger	—	258,500	715,384	404,266	—	1,378,150
Change in Control Termination – Double Trigger	2,496,000	423,500	1,039,347	602,207	106,045	4,667,099
Normal Retirement, Death or Disability	—	248,753	1,039,347	376,190	—	1,664,291

(1)

Reflects cash severance payment equal to 2.99 (for Messrs. Way, Giesler and Carrell) or 2.0 (for Messrs. Lacy and Kelly) times the sum (i) the highest annual base salary of the NEO in effect at any time during the year preceding the termination date plus (ii) the maximum bonus opportunity available to the NEO under the annual incentive bonus program at any time during the year prior to the termination date, plus the annualized bonus accrued to the NEO for the reporting year, which for purposes of this disclosure is based on target value.

(2)

In the event of a change in control without termination, the unvested portion of previously granted single-trigger performance cash units will be accelerated and the vested units will be paid out at the greater of (i) target value or (ii) the payment value based on actual performance. In the event of a change in control with a qualifying termination (double-trigger), the unvested portion of all outstanding performance cash units will be accelerated and the vested units will be paid out at the greater of (i) target value or (ii) the payment value based on actual performance. In the event of termination due to death, disability or retirement, all unvested performance cash units will be paid on a vested or pro rata basis pursuant to the overall level of achievement under the original terms and conditions of the grants at the time that payment is due and required to be made under the 2013 and 2022 Plans. The value of each performance cash unit for all scenarios in this column is calculated by the number of units payable under the terms of the agreement, multiplied by $1.00 per unit.

(3)

In the event of change in control without termination, the unvested portion of previously granted shares of restricted stock or RSUs granted pursuant to the 2013 Plan will be accelerated. In the event of a change in control with qualifying termination (double-trigger), death, disability or retirement, all unvested RSUs and shares of restricted stock granted under the 2013 Plan and 2022 Plan will be accelerated. The values reflected in this column is based on a $6.55 per share Company closing price on December 31, 2023.

(4)

In the event of a change in control without termination, the unvested portion of previously granted single-trigger performance units will be accelerated and the vested units will be paid out at the greater of (i) target value or (ii) the payment value based on actual performance. In the event of a change in control with qualifying termination (double-trigger), the unvested portion of all outstanding performance units will be accelerated and the vested units will be paid out at the greater of (i) target value or (ii) the payment value based on actual performance. In the event of termination due to death, disability or retirement, all unvested performance units will be paid on a vested or pro rata basis pursuant to the overall level of achievement under the original terms and conditions of the grants at the time that payment is due and required to be made under the 2013 and 2022 Plans. The value of each performance unit for all scenarios in this column is calculated by the number of units payable under the terms of the agreement, multiplied by $6.55 per unit.

(5)

Upon (i) a termination by the Company without cause or resignation by the NEO for good reason in connection with a change in control, or (ii) a termination by the Company due to disability in connection with a change in control, the NEO would be entitled to the amount provided under “Value of Health and Welfare Benefits Equivalent Payment.”

CEO Pay Ratio

Like our executive compensation program, SWN’s compensation philosophy is based on a pay for performance foundation and must be consistent and internally equitable to motivate our employees to perform in ways that enhance shareholder value. We are committed to providing a competitive offering to all employees and utilize internal and external data to annually set total direct compensation for our employees. The Compensation Committee reviewed a comparison of our CEO’s annual total compensation in fiscal year 2023 against that of all other Company employees for the same period.

We determined the compensation of our median employee by: (i) calculating the annual total direct compensation for each of our employees by adding their wages received in 2023 (including overtime), their actual annual bonus award paid in 2023, plus the grant date value of their 2023 LTI award, if applicable, (ii) ranking the annual total direct compensation of all employees except for the CEO from highest to lowest, and (iii) identifying the “Median Employee.” Once the Median Employee was identified, we utilized the same process for calculating total compensation as we do our CEO under the Summary Compensation Table. We utilized the employee population as of December 31, 2023 for our analysis to identify the Median Employee as of such date.

The annual total compensation for fiscal year 2023 for our CEO, calculated to include all elements reflected in the Summary Compensation Table was $11,145,515 and for the Median Employee was $131,844. The resulting ratio of our CEO’s pay to the pay of our Median Employee for fiscal year 2023 is approximately 85 to 1.

DIRECTOR COMPENSATION

Directors who are not also Southwestern Energy employees were compensated during 2023 for their service as a director. For 2023, each non-employee director received the following compensation:

•	annual cash retainer of $75,000

•	annual long-term incentive compensation with a value of $200,000

•	additional annual compensation to the Chair of the Board in the amount of $155,000, payable in cash or common stock at her election

•

$20,000 for chairing the Audit Committee or the Compensation Committee, $15,000 for chairing the Health, Safety, Environment and Corporate Responsibility Committee or the Nominating and Governance Committee

We reimburse all directors for travel and other necessary business expenses incurred in the performance of their services for us and extend coverage to them under our directors’ and officers’ indemnity insurance policies. Directors are also eligible to participate in our gift matching program. The maximum gift total for a director participant in the gift matching program is $50,000 in any calendar year.

The Nominating and Governance Committee annually reviews non-employee director compensation and makes recommendations regarding any changes to the Board of Directors. Each year the Company’s independent compensation consultant, Meridian Compensation Partners (“Meridian”), provides a review of the Company’s non-employee director compensation program and practices relative to its peers. The January 2023 review by Meridian concluded that the Company’s current program design aligned with common market practices and the Company’s average per director pay level was competitively positioned relative to peers.

The directors’ long-term incentive compensation, granted once a year on the date of the annual meeting, took the form of restricted stock that vests in full on the earlier of (i) the first anniversary of the grant date or (ii) the date of the next annual meeting of shareholders, except that if a director aged 65 or older with at least three years of service retires from the Board before that anniversary, the shares will vest on retirement. All restricted stock grants will fully vest immediately upon a “change in control” or the death or disability of a director, or if the

Board otherwise decides, and a prorated portion will vest if the director leaves the Board prior to the vesting date for any other reason. The Chair of the Board elected to receive her compensation for serving as Chair in cash on January 1, April 1, July 1, and October 1, 2023.

Deferred Compensation Plan

The Company maintains a Nonemployee Director Deferred Compensation Plan, effective as of June 1, 2019 (“Directors Deferred Compensation Plan”), which enables nonemployee directors, at their election, to defer all or a portion of their annual fees, committee chair fees and/or annual equity awards until (i) the later of the seventh month following the director’s separation from service or the January immediately following the calendar year in which the director incurs a separation from service (or the director’s death or disability, if earlier), and will be paid in the form of a lump sum or annual installments of up to ten years at the director’s election, or (ii) a fixed distribution date or a series of annual installment payments for a period of up to five years which will not begin until one full year has elapsed following the end of the plan year in which the deferral is made. Director fees are deferred into a cash account that remains subject to the claims of the Company’s creditors and invested per the director’s instructions into one or more investment funds. If deferred, the annual equity award is issued as a restricted stock unit and held in an account providing for the credit of one restricted stock unit for each share of restricted stock deferred. Restricted stock unit accounts will also be credited with dividend equivalents in the form of additional restricted stock units. Restricted stock units are subject to the same vesting terms that apply to restricted stock, as described above, and are payable in the form of one share of the Company’s common stock for each restricted stock unit.

Total Director Compensation for Year Ended December 31, 2023

(a)	(b)	(c)	(d)	(e)
Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)(3)	All Other Compensation ($)(4)	Total ($)
John D. Gass	95,000	200,003	50,061	345,064
S. P. “Chip” Johnson IV	78,750	200,003	—	278,753
Catherine A. Kehr	245,000	200,003	—	445,003
Greg D. Kerley	81,250	200,003	50,000	331,253
Shameek Konar	37,500	192,880	—	230,380
Jon A. Marshall	86,250	200,003	—	286,253
Patrick M. Prevost	95,000	200,003	—	295,003
Anne Taylor	75,000	200,003	10,000	285,003
Denis J. Walsh III	75,000	200,003	—	275,003

(1)	Included in this column are the chair fee, an annual retainer fee, and committee chair fees, as applicable. Additional details regarding these payments can be found in the narrative above.
(2)

In 2023 Ms. Kehr received her retainer for serving as the Chair of the Board in the form of cash. In May 2023, each non-employee director received an annual restricted stock award that will vest on the earlier of (i) the first anniversary of the grant date or (ii) the date of the next annual meeting of shareholders, except that if a director age 65 or older with at least three years of service retires from the Board before that anniversary, the shares will vest on retirement.

(3)

The dollar amounts stated for all awards reflect the grant date fair value of the award as computed in accordance with FASB ASC Topic 718. The grant date fair value for the restricted stock issued to all Messrs. Gass, Johnson, Kerley, Marshall, Prevost, Walsh, and Ms. Kehr and Ms. Taylor on May 18, 2023 was determined by using the closing stock price of the Company’s common stock on the NYSE of $5.42. The grant date fair value for the restricted stock issued to all Mr. Konar on June 1, 2023 was determined by using the closing stock price of the Company’s common stock on the NYSE of $4.73. Messrs. Gass, Prevost and Walsh, and Ms. Taylor elected to defer their annual equity awards into the Directors Deferred Compensation Plan.
(4)

The amounts indicated in this column include amounts paid under the Company’s charitable gift matching program. The charitable gift matches for Mr. Gass total $50,061, for Mr. Kerley total $50,000, and for Ms. Taylor total $10,000. The charitable gift matches for all other participants (i.e., employees) in 2023 total $204,834.

The following table shows the number of unvested stock awards outstanding for each nonemployee Director as of December 31, 2023:

Name	Number of Deferred Restricted Stock Units that Have Not Vested (#)(1)	Number of Shares of Restricted Stock that Have Not Vested (#)
John D. Gass	36,901	—
S. P. “Chip” Johnson IV	—	36,901
Catherine A. Kehr	—	36,901
Greg D. Kerley	—	36,901
Shameek Konar	—	40,778
Jon A. Marshall	—	36,901
Patrick M. Prevost	36,901	—
Anne Taylor	36,901	—
Denis J. Walsh III	36,901	—

(1)	Represents RSUs received on account of grants that otherwise would have been received as restricted stock.

Compensation Risk Assessment

The Company believes that our compensation policies and practices appropriately balance near-term performance improvement with sustainable long-term value creation, consistent with our corporate philosophy, and, based on a determination by the Compensation Committee’s independent compensation consultant, that they do not encourage unnecessary or excessive risk taking. In addition to the Audit Committee’s oversight role in evaluating enterprise risk issues, the Compensation Committee evaluates the design of all our compensation policies and practices, including our incentive plans, to assess whether they create appropriate incentives for employees to perform and to remain at the Company and to take appropriate risks and to discourage taking inappropriate risks.

Compensation for our employees generally is structured similarly to our executive compensation program: a base salary, performance-based annual bonus, post-employment benefit plans, and, for certain senior employees, equity incentive compensation in the form of stock options, restricted stock, restricted stock units payable in cash or common stock, and/or performance units payable in common stock or cash. The less senior the employee, the more that pay is weighted toward annual compensation, with non-salaried, hourly employees receiving solely wages and a comparatively smaller bonus. Performance-based annual bonus and long-term incentives have features paralleling those for our named executive officers and thus are designed to encourage intelligent risk-taking and risk mitigation. Business unit performance comprises a significant portion of the individual performance component. The formulaic component of the annual bonus is tied not only to operating metrics but also to health, safety and environmental factors. Our Compensation Committee oversees all long-term incentive awards and reviews them to ensure they do not promote excess risk-taking. We believe our balanced use of short- and long-term incentives, mix of cash and equity incentives, metric diversification and alignment to our business strategy, capped payouts, and stock ownership guidelines promote responsible decision making, attract and retain good performers, and do not encourage unreasonable risk-taking related to the Company’s business.

As a producer of natural gas, oil and related hydrocarbons, we acknowledge that there is a certain level of risk involved in all aspects of our activities, but our compensation is structured to encourage levels of risk taken by our employees that are appropriate and socially responsible, reflecting our commitment to conducting our operations in a safe, resource-efficient manner, protecting the environment and being a good corporate citizen of the communities in which we operate. Based on the Compensation Committee’s review and assessment, the Company believes that our compensation policies and practices are not reasonably likely to have a material adverse effect on the Company.

Compensation Committee Interlocks and Insider Participation

During 2023, there was no interlocking relationship between the Board or the Compensation Committee and the board of directors or compensation committee of any other company.

This report shall not be deemed to be incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K/A into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, and shall not otherwise be deemed filed under such acts.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis appearing in this Annual Report on Form 10-K/A with executive leadership and, based on that review and discussion, recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A.

The members of the Compensation Committee are Anne Taylor (Chair), John D. Gass, S. P. “Chip” Johnson IV, Jon A. Marshall, Yand Denis J. Walsh III. Each member of the Compensation Committee is independent under SEC, NYSE and the Company’s rules and guidelines. Among other things, the Compensation Committee is charged with assisting the Board in: discharging its responsibilities related to the compensation of the Company’s executive officers and certain other employees of the Company and preparing the report on executive compensation for inclusion in the Company’s annual proxy statement.

During 2023, the Compensation Committee, among other things:

•	Conducted an in-depth review of the Company’s executive compensation programs, including:

–	extensive review of compensation levels and components against the Company’s peer group, using data from the Committee’s independent compensation consultant

–	considering compensation trends

–	assessing risks in the Company’s compensation programs

–	approved the 2023 Compensation program for named executive officers, including evaluating and revising compensation peer group

•	Reviewed shareholder feedback regarding the Company’s executive compensation program

•	Determined individual officer bonuses for 2022 and payouts of long-term performance awards whose performance periods ended in 2022

•

After review with independent compensation consultants of overall payment levels, established salary levels, annual bonus targets and long-term incentive grants for 2023 for all Section 16 officers, subject to the approval of the Board

•	Determined the 2022 annual bonus pool for non-officer employees

•	Reviewed benefits policies and programs, including oversight of termination of the Company pension plan

•	Reviewed the Company’s stock ownership guidelines and prohibition on hedging and pledging and officers’ compliance with them

•	Oversaw strategies and initiatives related to human capital management, including employee engagement and diversity, equity and inclusion

The Compensation Committee continued to engage Meridian Compensation Partners, LLC (“Meridian”) as its independent compensation consultant for 2023 to advise on all matters related to executive compensation. In particular, Meridian collected and provided quantitative competitive market data for peer companies and advised in the selection of the peer groups of companies for compensation levels and performance-based long-term incentives. The Compensation Committee has sole authority to retain and terminate consultants such as Meridian and determines the interaction between consultants and Company management and personnel. Meridian provides no other services to the Company other than supplying the Nominating and Governance Committee with comparative data for compensation of non-employee directors and providing the Company on a quarterly basis data to assist in valuing unvested performance units for the purpose of applying generally accepted accounting principles regarding liability award accounting, the fees for which are about $57,000 annually. The Compensation Committee regularly meets with Meridian without any Company officers or employees present.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plans Information

The following table sets forth certain information as of December 31, 2023, concerning outstanding awards under the Company’s equity compensation plan, which has been approved by shareholders, the weighted average exercise price of the outstanding options and the number of shares available for future issuance under the plan:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(2)
Equity compensation plans approved by shareholders(3)	8,462,836	$8.59	36,875,052

(1)

Includes 820,138 stock options, 2,440,090 performance awards at target (settleable in cash or stock), 231,941 shares of restricted stock, and 4,970,667 restricted stock units (including 869,851 deferred under the Directors Deferred Compensation Plan) outstanding as of December 31, 2023. The restricted stock units issued from the amended Southwestern Energy Company 2013 Incentive Plan (the “2013 Plan”) may be settled in cash or shares of common stock. Does not include 11,468,995 outstanding performance awards that can only be settled in cash.

(2)	Reflects the number of shares of our common stock available for issuance under the 2022 Plan.
(3)

Consists of the 2013 Plan and the 2022 Plan. Shares remaining available for issuance may be issued only under the 2022 Plan, which permits grants of awards in the form of stock options, shares of restricted stock, performance units and restricted stock units, as well as other forms of incentive awards Security Ownership of Principal Shareholders.

Share Ownership of Officers and Directors

The following table sets forth information as of April 29, 2024, with respect to the beneficial ownership of the Company’s common stock by each executive officer named in the Summary Compensation Table, whom we collectively refer to as our named executive officers, or NEOs, by each director and nominee, and by all executive officers, directors and nominees as a group.

	Amount and Nature of Beneficial Ownership					Percent of Class
Name of Beneficial Owner	Shares Owned Directly	Share Equivalents(1)	Restricted Stock Outstanding (Voting Power)	Options Exercisable	Total Number of Shares of Common Stock
Named Executive Officers:
William J. Way	3,672,721	—	—	—	3,672,721	*
Carl F. Giesler Jr.(2)	278,302	5,509	—	—	283,811	*
Clayton A. Carrell	1,398,789	—	—	—	1,398,789	*
Christopher W. Lacy	121,620	—	—	—	121,620	*
John P. Kelly	211,037	—	—	—	211,037	*
Directors:
John D. Gass(3)	108,810	236,366	—	—	345,176	*
S. P. “Chip” Johnson IV	117,516	—	36,901	—	154,417	*
Catherine A. Kehr	498,887	—	36,901	—	535,788	*
Greg D. Kerley	395,113	—	36,901	—	432,014	*
Shameek Konar	—	—	40,778	—	40,778
Jon A. Marshall	277,372	—	36,901	—	314,273	*
Patrick M. Prevost(4)	74,178	236,366	—	—	310,544	*
Anne Taylor(5)	25,199	236,366	—	—	261,565	*
Denis J. Walsh III(6)	—	160,753	—	—	160,753	*
All directors and executive officers as a group 20 persons	8,346,089	904,639	188,382	0	9,250,728	0.84%

*	Less than one percent of class.
(1)	Includes deferred stock units and shares of Southwestern Common Stock held via 401K plans, as applicable.
(2)	Includes 5,509 shares held by Mr. Giesler through his 401K plan with Southwestern.
(3)

Includes 199,465 vested and 36,901 unvested deferred stock units to be settled in shares of the Southwestern Common Stock either (i) on a date selected by the reporting person pursuant to the Southwestern Nonemployee Director Deferred Compensation Plan (“Southwestern Director Deferred Plan”) or (ii) as otherwise provided by the Southwestern Director Deferred Plan.

(4)

Includes 199,465 vested and 36,901 unvested deferred stock units to be settled in shares of the Southwestern Common Stock either (i) on a date selected by the reporting person pursuant to the Southwestern Director Deferred Plan or (ii) as otherwise provided by the Southwestern Director Deferred Plan.

(5)

Includes 199,465 vested and 36,901 unvested deferred stock units to be settled in shares of the Southwestern Common Stock either (i) on a date selected by the reporting person pursuant to the Southwestern Director Deferred Plan or (ii) as otherwise provided by the Southwestern Director Deferred Plan.

(6)

Includes 123,852 vested and 36,901 unvested deferred stock units to be settled in shares of the Southwestern Common Stock either (i) on a date selected by the reporting person pursuant to the Southwestern Director Deferred Plan or (ii) as otherwise provided by the Southwestern Director Deferred Plan.

Security Ownership of Principal Shareholders

The following persons were known by the Company to own beneficially more than 5% of the Company’s common stock as of April 29, 2024.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Common Stock	The Vanguard Group 100 Vanguard Blvd. Malvern, PA 19355	110,728,382	(1)	10.05%
Common Stock	BlackRock, Inc. 50 Hudson Yards New York, NY 10001	96,220,394	(2)	8.7%

(1)

Based the 13G/A filed on February 13, 2024 with the SEC, The Vanguard Group had shared power to vote or direct to vote 540,108 shares, sole power to dispose of or to direct the disposition of 109,179,398 shares, and shared power to dispose or to direct the disposition of 1,548,984 shares.

(2)

Based on the 13G/A filed on January 25, 2024 with the SEC, BlackRock, Inc. had sole power to vote or to direct the vote of 93,979,910 shares, and sole power to dispose or to direct the disposition of 96,220,394 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Transactions with Directors and Officers

The Board has adopted a written policy that governs the approval of transactions with related parties, including, among others, officers, directors and their immediate family members. The Related Party Transaction Policy applies to any potential related party transaction other than a transaction involving less than $5,000 or involving compensation by the Company of a related party who is a director or officer. Directors and officers are required to bring any possible related party transaction to the attention of the Company’s General Counsel. The Board has determined that the Audit Committee is best suited to review such transactions. At the first regularly scheduled Audit Committee meeting in each calendar year, executive leadership recommends transactions to be entered into by the Company for that calendar year with related parties, including the proposed aggregate value of such transactions, if applicable. After review, the Audit Committee approves or disapproves such transactions. At each subsequently scheduled meeting, executive leadership updates the Audit Committee as to any material change to those proposed transactions. In the event executive leadership recommends any additional transactions subsequent to the first calendar year meeting, such transactions may be presented to the Audit Committee for approval or preliminarily entered into by executive leadership subject to ratification by the Audit Committee; and if the transaction is not so ratified, the transaction must be cancelled.

Pursuant to the policy, the Audit Committee has reviewed and established a standing pre-approval for each of the following types of transactions:

•

Any employment by the Company of an executive officer of the Company or any of its subsidiaries if: the related compensation is required to be reported in the Company’s proxy statement under Item 402 of Regulation S-K promulgated by the SEC regarding compensation disclosure requirements (generally applicable to “named executive officers”) and is approved (or recommended to the Board for approval) by the Company’s Compensation Committee; or the executive officer is not an immediate family member of another executive officer or director of the Company, the related compensation would be reported in the Company’s proxy statement under Item 402 if the executive officer was a “named executive officer,” and the Company’s Compensation Committee approved (or recommended that the Board approve) such compensation;

•	Any compensation paid to a director if the compensation is required to be reported in the Company’s proxy statement under Item 402 of Regulation S-K;

•

Any transaction with another company at which a related party’s only relationship is as an employee (other than an executive officer or director) or beneficial owner of less than ten percent of that company’s equity, if the aggregate amount involved does not exceed the greater of $1,000,000, or two percent of that company’s total annual revenues;

•

Any charitable contribution, grant or endowment by the Company to a charitable organization, foundation or university at which a related party’s only relationship is as an employee (other than an executive officer or director), if the aggregate amount involved does not exceed the lesser of $1,000,000, or two percent of the charitable organization’s total annual receipts;

•

Any transaction where the related party’s interest arises solely from the ownership of the Company’s common stock and all holders of the Company’s common stock received the same benefit on a pro rata basis (e.g., dividends);

•	Reimbursement or payment of expenses of a related party who is an officer or director pursuant to the Company’s travel and business expense reimbursement policies;

•	Transactions available to all employees generally; or

•	Transactions in the ordinary course of business that do not exceed $120,000 in any fiscal year.

During the year ended December 31, 2023, there were no reportable transactions with related persons.

Director Independence

The Company’s Corporate Governance Guidelines require that a majority of the members of the Board be independent of the Company’s management and its significant shareholders. For a director to be deemed “independent,” the Board must affirmatively determine that the director has no material relationship with the Company or its affiliates (either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company or its affiliates), or any person (including the director) that, with its affiliates, is the beneficial owner of 5% or more of the Company’s outstanding voting stock or any member of the executive leadership of the Company or his or her affiliates. Material relationships include commercial, banking, industrial, consulting, legal, accounting, charitable and familial relationships. For making this determination, the Board has adopted a set of director independence standards consistent with the requirements of the NYSE. These independence standards can be found in the Company’s Corporate Governance Guidelines at www.swn.com.

Our Board has determined that all nominees for director, other than our CEO, Mr. Way, are independent under our applicable independence standards.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Committee Report

Members during 2023 (All independent): Patrick M. Prevost (Chair), Catherine A. Kehr, Anne Taylor, Denis J. Walsh III Meetings during 2023: Four, each attended by all members

Audit Committee Financial Experts: The Board has determined that each of the following members of the Audit Committee is an Audit Committee Financial Expert based on a qualitative assessment of the individual’s knowledge and experience:

•	Ms. Kehr – MBA from The Wharton School at the University of Pennsylvania; extensive experience in debt and equity markets during career as investment analyst and portfolio manager

•	Mr. Prevost – Former CEO of a publicly-traded company

•	Mr. Walsh – Former managing director of the world’s largest investment management company

The Audit Committee is charged with assisting the Board in its oversight of the following, among other things: the integrity of the Company’s financial statements and financial reporting process and the Company’s systems of internal accounting and financial controls; the performance of the internal audit services functions; the annual independent audit of the Company’s financial statements, the engagement of the independent auditors and the evaluation of the independent auditors’ qualifications, independence and performance; the Company’s compliance with legal and regulatory requirements, including disclosure controls and procedures; and the evaluation of enterprise risks.

During 2023, the Audit Committee, among other things:

•	Reviewed and discussed each quarter the Company’s financial performance, liquidity position and hedging portfolio

•	Before filing both the annual and the quarterly financial statements of the Company:

–

discussed these financial statements with executive leadership and PricewaterhouseCoopers LLP (“PwC”), the Company’s independent public accounting firm, including the matters required by applicable auditing standards

–	reviewed with management disclosure procedures and controls

–

in the case of annual financial statements, received and reviewed the written disclosures and the letter from PwC under applicable requirements of the Public Company Accounting Oversight Board and the SEC and discussed with PwC its independence from the Company and its management

–	met privately without Company management and separately with each of PwC, the Company’s head of internal audit services, and individuals in executive leadership

–

reviewed reserves calculations with the full Board and management and, in the case of year-end calculations, the full Board met privately (i.e., without Company management) with Netherland, Sewell & Associates, Inc., the Company’s independent reserves audit firm

–

based on the review and discussion described above, recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K or Quarterly Report on Form 10-Q, as applicable

•	Reviewed the performance of the Company’s independent public accounting firm and the scope of its engagement and recommended its continued engagement, including fees and any non-audit matters

•	Reviewed in detail the Company’s enterprise risk management process and specific risks identified, including cybersecurity

•	Received quarterly reports regarding the Company’s cybersecurity risk and readiness

•	Discussed and approved scope of internal audit services’ review of transactions and compliance matters and reviewed results on a quarterly basis

•	Received and reviewed reports on litigation and on confidential hotline calls on a quarterly basis

Audit Fees

The Audit Committee of the Board has selected PricewaterhouseCoopers LLP, or PwC, as the independent registered public accounting firm of the Company for 2023. PwC has been the independent registered public accounting firm of the Company since its selection, based upon recommendation of the Audit Committee, on June 20, 2002.

Pre-Approval Policy for Services of Independent Registered Public Accounting Firm

As part of its duties, the Audit Committee is required to pre-approve audit and non-audit services performed by the independent registered public accounting firm (the “independent auditors”) to ensure that the provision of such services does not impair the auditors’ independence. On an annual basis, the Audit Committee will review and provide pre-approval for certain types of services that may be provided by the independent auditors without obtaining specific pre-approval from the Audit Committee. If a type of service to be provided by the independent auditors has not received pre-approval during this annual process, it will require specific pre-approval by the Audit Committee.

The Audit Committee does not delegate to executive leadership its responsibilities to pre-approve services performed by the independent auditors.

Representatives of PwC will be present at the Annual Meeting and will have an opportunity to make a statement to shareholders if they so desire. The representatives will also be available to respond to questions from shareholders. There have been no disagreements with the independent registered public accounting firm on accounting and financial disclosure.

Relationship with Independent Registered Public Accounting Firm

The following table presents aggregate fees for professional audit services rendered by PwC for the audit of the Company’s annual financial statements for each of the years ended December 31, 2023 and 2022, and fees billed for other services rendered by PwC during those years. The Audit Committee approved all audit fees, audit-related fees, tax fees and all other fees for services for provided by PwC for both 2023 and 2022.

	2023	2022
Audit Fees(1)	$2,824,000	$2,599,000
Audit-Related Fees(2)	$300,000	$90,000
Tax Fees(3)	$1,164,000	$255,000
All Other Fees(4)	$2,000	$4,000

Total	$4,290,000	$2,948,000

(1)

The Audit Fees for the years ended December 31, 2023 and 2022 were for professional services rendered for the integrated audits of the Company’s consolidated financial statements, reviews of the quarterly financial statements, and assistance with review of documents filed with the SEC.

(2)	The Audit-Related Fees for the year ended December 31, 2023 and 2022 were associated with information system implementation review work in 2023 and review of regulatory filings in both 2023 and 2022.
(3)	Tax Fees for the years ended December 31, 2023 and 2022 were for services related to the review of federal and state tax returns, tax-related studies, tax planning and consultation.
(4)	An affiliate of PwC provided disclosure checklist software in 2023 and 2022.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)	The consolidated financial statements of Southwestern Energy Company and its subsidiaries and the report of independent registered public accounting firm are included in Item 8 of this Annual Report.

(2)	The consolidated financial statement schedules have been omitted because they are not required under the related instructions, or are not applicable.

(3)	The exhibits listed on the accompanying Exhibit Index are filed as part of, or incorporated by reference into, this Annual Report.

ITEM 16. SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHWESTERN ENERGY COMPANY

Dated: April 29, 2024	By: /s/ CARL F. GIESLER, JR.
Carl F. Giesler, Jr.
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of August 12, 2020, by and between Southwestern Energy Company and Montage Resources Corporation (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K/A filed on August 12, 2020)

2.2	Agreement and Plan of Merger, dated as of June 1, 2021, by and between Southwestern Energy Company, Ikon Acquisition Company, LLC, Indigo Natural Resources LLC and Ibis Unitholder Representative (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on June 2, 2021)

2.3	Agreement and Plan of Merger, dated as of November 3, 2021, by and between Southwestern Energy Company, Mustang Acquisition Company, LLC, GEP Haynesville, LLC, and GEPH Unitholder Rep, LLC (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 5, 2021)

2.4	Agreement and Plan of Merger, dated January 10, 2024, by and among Southwestern Energy Company, Chesapeake Energy Corporation, Hulk Merger Sub, Inc. and Hulk LLC Sub, LLC (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on January 10, 2024)

3.1	Amended and Restated Certificate of Incorporation of Southwestern Energy Company. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed May 24, 2010)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated September 1, 2021 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed September 1, 2021)

3.3	Certificate of Amendment No. 2 to Amended and Restated Certificate of Incorporation, dated May 18, 2023. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed May 22, 2023)

3.4	Second Amended and Restated Bylaws of Southwestern Energy Company, as amended through November 1, 2023. (Incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023)

4.1	Description of the Company’s Securities Registered under Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019)

4.2	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K/A filed August 3, 2006)

4.3	Policy on Confidential Voting of Southwestern Energy Company. (Incorporated by reference to the Appendix of the Registrant’s Definitive Proxy Statement (Commission File No. 1-08246) for the 2006 Annual Meeting of Stockholders)

4.4	Registration Rights Agreement, dated September 1, 2021, by and among Southwestern Energy Company, the other parties thereto, and Ibis Unitholder Representative, LLC (Incorporated by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021)

4.5	Registration Rights Agreement, dated December 31, 2021, by and among Southwestern Energy Company, the other parties thereto, and GEPH Unitholder Rep, LL (Incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021)

4.6	Exchange and Registration Rights Agreement, dated as of September 3, 2021, among Southwestern Energy Company, the guarantor parties thereto, J.P. Morgan Securities LLC and Credit Agricole Securities (USA) Inc. (Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on September 3, 2021)

4.70	Indenture, dated as of January 23, 2015 between Southwestern Energy Company and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 23, 2015)

4.8	First Supplemental Indenture, dated as of January 23, 2015 between Southwestern Energy Company and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on January 23, 2015)

4.9	Second Supplemental Indenture, dated as of September 25, 2017 between Southwestern Energy Company and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed on September 25, 2017)

4.10	Third Supplemental Indenture, dated as of November 29, 2017 between Southwestern Energy Company and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on December 1, 2017)

4.11	Fourth Supplemental Indenture, dated as of April 26, 2018 between Southwestern Energy Company, the guarantors named therein and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on April 26, 2018)

4.12	Fifth Supplemental Indenture, dated as of December 3, 2018 between Southwestern Energy Company, the guarantors named therein and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.15 to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-08246) for the year ended December 31, 2020)

4.13	Sixth Supplemental Indenture, dated as of December 10, 2020 between Southwestern Energy Company, the guarantors named therein and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.16 to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-08246) for the year ended December 31, 2020)

4.14	Seventh Supplemental Indenture, dated as of September 10, 2021 between Southwestern Energy Company, the guarantors named therein and Regions Bank, as trustee (Incorporated by reference to Exhibit 4.14 to the Registrant’s Amendment No. 1 to Form S-4 filed on October 12, 2021)

4.15	Eighth Supplemental Indenture, dated as of January 4, 2022 between Southwestern Energy Company, the guarantors named therein and Regions Bank, as trustee (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on January 5, 2022)

4.16	Indenture, dated as of September 25, 2017 between Southwestern Energy Company and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on September 25, 2017)

4.17	Second Supplemental Indenture, dated as of April 26, 2018 between Southwestern Energy Company, the guarantors named therein and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on April 26, 2018)

4.18	Third Supplemental Indenture, dated as of December 3, 2018 between Southwestern Energy Company, the guarantors named therein and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.21 to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-08246) for the year ended December 31, 2020)

4.19	Fourth Supplemental Indenture, dated as of August 27, 2020 between Southwestern Energy Company, the guarantors named therein and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 27, 2020)

4.20	Fifth Supplemental Indenture, dated as of December 10, 2020 between Southwestern Energy Company, the guarantors named therein and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.23 to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-08246) for the year ended December 31, 2020)

4.21	Sixth Supplemental Indenture, dated as of August 30, 2021, among Southwestern Energy Company, the guarantors party thereto and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on August 30, 2021)

4.22	Seventh Supplemental Indenture, dated as of September 10, 2021 between Southwestern Energy Company, the guarantors named therein and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.23 to the Registrant’s Amendment No. 1 to Form S-4 filed on October 12, 2021)

4.23	Eighth Supplemental Indenture, dated as of January 4, 2022 between Southwestern Energy Company, the guarantors named therein and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on January 5, 2022)

4.24	Indenture, dated as of August 30, 2021, between Southwestern Energy Company and Regions Bank, as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 30, 2021)

4.25	First Supplemental Indenture, dated as of August 30, 2021, among Southwestern Energy Company, the guarantors party thereto and Regions Bank, as trustee (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 30, 2021)

4.26	Second Supplemental Indenture, dated as of September 3, 2021, among Southwestern Energy Company, the guarantors party thereto and Regions Bank, as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on September 3, 2021)

4.27	Third Supplemental Indenture, dated as of September 10, 2021 among Southwestern Energy Company, the guarantors named therein and Regions Bank, as trustee (Incorporated by reference to Exhibit 4.31 to Post-Effective Amendment No. 1 on Form S-4 filed on October 12, 2021)

4.28	Fourth Supplemental Indenture, dated as of December 22, 2021, among Southwestern Energy Company, the guarantors party thereto and Regions Bank, as trustee (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on December 22, 2021)

4.29	Fifth Supplemental Indenture, dated as of January 4, 2022 between Southwestern Energy Company, the guarantors named therein and Regions Bank, as trustee (Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on January 5, 2022)

4.30	Form of 4.95% Notes due 2025. (Incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed on January 23, 2015)

4.31	Form of 8.375% Notes due 2028. (Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on August 27, 2020)

4.32	Form of 5.375% Notes due 2029. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on September 3, 2021)

4.33	Form of 5.375% Notes due 2030. (Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on August 30, 2021)

4.34	Form of 4.750% Notes due 2032. (Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on December 22, 2021)

10.1†	Form of Second Amended and Restated Indemnity Agreement between Southwestern Energy Company and each Executive Officer and Director of the Registrant. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed August 3, 2006)

10.2†	Form of Executive Severance Agreement between Southwestern Energy Company and each of the Executive Officers of Southwestern Energy Company, effective February 17, 1999. (Incorporated by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K (Commission File No. 1-08246) for the year ended December 31, 1998)

10.3†	Form of Amendment to Executive Severance Agreement between Southwestern Energy Company and each of the Executive Officers of Southwestern Energy Company prior to 2011. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K (Commission File No. 1-08246) for the year ended December 31, 2008)

10.4†	Form of Executive Severance Agreement between Southwestern Energy Company and Executive Officers Post 2011. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K (Commission File No.1-08426) for the year ended December 31, 2011)

10.5†	Southwestern Energy Company Supplemental Retirement Plan as amended. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 19, 2008)

10.6†	Southwestern Energy Company Non-Qualified Retirement Plan as amended. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 19, 2008)

10.7†	Amendment One to the Southwestern Energy Company Non-Qualified Retirement Plan (Incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K (Commission File No. 1-08246) for the year ended December 31, 2009)

10.8†	Southwestern Energy Company 2022 Incentive Plan. (Incorporated by reference to Exhibit 4.8 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-8 filed August 10, 2022)

10.9†	Southwestern Energy Company Non-Employee Director Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019)

10.10†	Form of Deferral Agreement under the Non-Employee Director Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019)

10.11†	Form of Incentive Stock Option for awards granted on or after December 8, 2005. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 13, 2005)

10.12†	Form of Non-Qualified Stock Option Agreement for awards granted on or after December 8, 2011. (Incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K (Commission File No. 1-08426) for the year ended December 31, 2011)

10.13†	Form of Performance Cash Unit Award Agreement, for awards granted on or after February 21, 2023. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023)

10.14†	Form of Performance Unit Award Agreement, for awards granted on or after February 21, 2023. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023)

10.15†	Form of Restricted Stock Unit Award Agreement, for awards granted on or after February 21, 2023. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023)

10.16†	Form of Restricted Stock Unit Award Agreement for Directors, for awards granted on or after May 18, 2023. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023)

10.17†	Form of Restricted Stock Award Agreement for Directors, for awards granted on or after May 18, 2023. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023)

10.18	Amended and Restated Credit Agreement, dated April 8, 2022 among Southwestern Energy Company, JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders from time to time party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 12, 2022)

10.19	Amendment No. 1 to Credit Agreement, dated August 4, 2022 among Southwestern Energy Company, JPMorgan Chase Bank, N.A., as Administrative Agent, and each lender from time to time party thereto (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022)

10.20	Support Agreement, dated as of August 12, 2020, by and among certain stockholders affiliated with EnCap Investments L.P. and Southwestern Energy Company (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 12, 2020)

21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.2 to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-08246) for the year ended December 31, 2023)

23.1	Consent of PricewaterhouseCoopers LLP (Incorporated by reference to Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-08246) for the year ended December 31, 2023)

23.2	Consent of Netherland, Sewell & Associates, Inc. (Incorporated by reference to Exhibit 23.2 to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-08246) for the year ended December 31, 2023)

31.1**	Certification of CEO filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of CFO filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-08246) for the year ended December 31, 2023)

32.2	Certification of CFO furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(Incorporated by reference to Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-08246) for the year ended December 31, 2023)

97.1	Southwestern Energy Company Clawback Policy effective October 24, 2023 Incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-08246) for the year ended December 31, 2023)

99.1	Reserve Audit Report of Netherland, Sewell & Associates, Inc., dated February 14, 2024 (Incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-08246) for the year ended December 31, 2023)

101.1	Interactive Data Files Pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) Consolidated Statements of Operations for the three years ended December 31, 2023, (ii) Consolidated Statements of Comprehensive Income for the three years ended December 31, 2023, (iii) Consolidated Balance Sheets as of December 31, 2023 and 2022, (iv) Consolidated Statements of Cash Flows for the three years ended December 31, 2023, (v) Consolidated Statements of Changes in Equity for the three years ended December 31, 2023 and (vi) Notes to Consolidated Financial Statements

104.1**	The cover page from Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (included in Exhibit 101)

**	Updated with this Form 10-K/A.
†	Management contract or compensatory plan or arrangement