Form 10-Q
period 2024-03-31
SOUTHWESTERN ENERGY CO
filed 2024-05-02
CIK 7332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the quarterly period ended March 31, 2024
Or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of April 30, 2024
Common Stock, Par Value $0.01	1,102,844,906

SOUTHWESTERN ENERGY COMPANY
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

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
•our ability to realize the expected benefits from mergers and acquisitions, including the Proposed Merger (as defined below);
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
•risks related to the proposed transaction (the “Proposed Merger”) between Southwestern and Chesapeake Energy Corporation (“Chesapeake”), including that the Proposed Merger may not be completed on anticipated terms and timing, or at all, including obtaining regulatory approvals that may be required on anticipated terms and Southwestern and Chesapeake stockholder approval; the possibility that any of the anticipated benefits of the transaction will not be realized or that the two companies will not be successfully integrated; the risk that disruptions from the transaction will harm Southwestern’s business, including current plans and operations and that management’s time and attention will be diverted on transaction-related issues; restrictions on our operations during the pendency of the Proposed Merger, potential adverse reactions or changes to business relationships resulting from the announcement or completion of the Proposed Merger; and potential litigation relating to the Proposed Merger that could be instituted against Southwestern or its directors; and
•any other factors listed in the reports we have filed and may file with the Securities and Exchange Commission (“SEC”).
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended March 31,
(in millions, except share/per share amounts)	2024	2023
Operating Revenues:
Gas sales	$584	$1,145
Oil sales	82	95
NGL sales	174	201
Marketing	579	679
Other	(2)	(2)
	1,417	2,118
Operating Costs and Expenses:
Marketing purchases	588	667
Operating expenses	417	418
General and administrative expenses	56	46
Merger-related expenses	9	—
Depreciation, depletion and amortization	262	313
Impairments	2,093	—
Taxes, other than income taxes	49	68
	3,474	1,512
Operating Income (Loss)	(2,057)	606
Interest Expense:
Interest on debt	59	63
Other interest charges	3	3
Interest capitalized	(27)	(30)
	35	36

Gain on Derivatives	126	1,401
Loss on Early Extinguishment of Debt	—	(19)
Other Income (Loss), Net	1	(1)

Income (Loss) Before Income Taxes	(1,965)	1,951
Provision (Benefit) for Income Taxes:
Current	—	—
Deferred	(430)	12
	(430)	12
Net Income (Loss)	$(1,535)	$1,939

Earnings (Loss) Per Common Share:
Basic	$(1.39)	$1.76
Diluted	$(1.39)	$1.76

Weighted Average Common Shares Outstanding:
Basic	1,101,824,856	1,100,278,261
Diluted	1,101,824,856	1,102,396,636

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the three months ended March 31,
(in millions)	2024	2023
Net income (loss)	$(1,535)	$1,939
Change in value of pension and other postretirement liabilities:
Amortization of prior service cost and net gain, including gain on settlements and curtailments included in net periodic pension cost	—	1
Net actuarial gain (loss) incurred in period	2	(2)
Net tax loss attributable to pension termination	—	(14)
Total change in value of pension and postretirement liabilities	2	(15)
Comprehensive income (loss)	$(1,533)	$1,924

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2024	December 31, 2023

ASSETS	(in millions)
Current assets:
Cash and cash equivalents	$29	$21
Accounts receivable, net	491	680
Derivative assets	640	614
Other current assets	91	100
Total current assets	1,251	1,415
Natural gas and oil properties, using the full cost method, including $2,037 million as of March 31, 2024 and $2,075 million as of December 31, 2023 excluded from amortization	38,308	37,772
Other	573	566
Less: Accumulated depreciation, depletion and amortization	(30,784)	(28,425)
Total property and equipment, net	8,097	9,913
Operating lease assets	144	154
Long-term derivative assets	131	175
Deferred tax assets	674	238
Other long-term assets	101	96
Total long-term assets	1,050	663
TOTAL ASSETS	$10,398	$11,991
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$389	$—
Accounts payable	1,299	1,384
Taxes payable	123	128
Interest payable	26	77
Derivative liabilities	116	79
Current operating lease liabilities	43	44
Other current liabilities	28	17
Total current liabilities	2,024	1,729
Long-term debt	3,609	3,947
Long-term operating lease liabilities	100	107
Long-term derivative liabilities	75	100
Other long-term liabilities	224	220
Total long-term liabilities	4,008	4,374
Commitments and contingencies (Note 11)
Equity:
Common stock, $0.01 par value; 2,500,000,000 shares authorized; issued 1,164,459,599 shares as of March 31, 2024 and 1,163,077,745 shares as of December 31, 2023	12	12
Additional paid-in capital	7,199	7,188
Accumulated deficit	(2,517)	(982)
Accumulated other comprehensive loss	(1)	(3)
Common stock in treasury, 61,614,693 shares as of March 31, 2024 and December 31, 2023	(327)	(327)
Total equity	4,366	5,888
TOTAL LIABILITIES AND EQUITY	$10,398	$11,991

The accompanying notes are an integral part of these consolidated financial statements.

-SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
(in millions)	2024	2023
Cash Flows From Operating Activities:
Net income (loss)	$(1,535)	$1,939
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	262	313
Amortization of debt issuance costs	2	2
Impairments	2,093	—
Deferred income taxes	(430)	12
(Gain) loss on derivatives, unsettled	30	(1,524)
Stock-based compensation	7	1
Loss on early extinguishment of debt	—	19
Other	1	2
Change in assets and liabilities:
Accounts receivable	190	734
Accounts payable	(94)	(257)
Taxes payable	(5)	(27)
Interest payable	(29)	(33)
Inventories	(1)	(14)
Other assets and liabilities	5	(30)
Net cash provided by operating activities	496	1,137

Cash Flows From Investing Activities:
Capital investments	(521)	(670)
Net cash used in investing activities	(521)	(670)

Cash Flows From Financing Activities:
Payments on long-term debt	—	(437)
Payments on revolving credit facility	(981)	(1,357)
Borrowings under revolving credit facility	1,031	1,317
Change in bank drafts outstanding	(12)	(33)
Cash paid for tax withholding	(5)	(4)
Net cash provided by (used in) financing activities	33	(514)

Increase (decrease) in cash and cash equivalents	8	(47)
Cash and cash equivalents at beginning of year	21	50
Cash and cash equivalents at end of period	$29	$3

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury		Total
	Shares Issued	Amount				Shares	Amount

	(in millions, except share amounts)
Balance at December 31, 2023	1,163,077,745	$12	$7,188	$(982)	$(3)	61,614,693	$(327)	$5,888
Comprehensive loss:
Net loss	—	—	—	(1,535)	—	—	—	(1,535)
Other comprehensive income	—	—	—	—	2	—	—	2
Total comprehensive loss	—	—	—	—	—	—	—	(1,533)
Stock-based compensation	—	—	10	—	—	—	—	10
Restricted units vested	2,108,403	—	6	—	—	—	—	6
Tax withholding – stock compensation	(726,549)	—	(5)	—	—	—	—	(5)
Balance at March 31, 2024	1,164,459,599	$12	$7,199	$(2,517)	$(1)	61,614,693	$(327)	$4,366

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury		Total
	Shares Issued	Amount				Shares	Amount

	(in millions, except share amounts)
Balance at December 31, 2022	1,161,545,588	$12	$7,172	$(2,539)	$6	61,614,693	$(327)	$4,324
Comprehensive loss:
Net income	—	—	—	1,939	—	—	—	1,939
Other comprehensive loss	—	—	—	—	(15)	—	—	(15)
Total comprehensive income	—	—	—	—	—	—	—	1,924
Stock-based compensation	—	—	2	—	—	—	—	2
Restricted units vested	1,999,039	—	8	—	—	—	—	8
Tax withholding – stock compensation	(662,163)	—	(4)	—	—	—	—	(4)
Balance at March 31, 2023	1,162,882,464	$12	$7,178	$(600)	$(9)	61,614,693	$(327)	$6,254

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
Principles of Consolidation
The consolidated financial statements contained in this report include all normal and recurring material adjustments that, in the opinion of management, are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented herein. It is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Annual Report”).
The Company’s significant accounting policies, which have been reviewed and approved by the Audit Committee of the Company’s board of directors (the “Board”), are summarized in Note 1 in the Notes to the Consolidated Financial Statements included in the Company’s 2023 Annual Report.
Proposed merger of the Company with Chesapeake Energy Corporation
On January 10, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Chesapeake Energy Corporation, an Oklahoma corporation (“Chesapeake”), Hulk Merger Sub, Inc., a Delaware corporation and a newly formed, wholly owned subsidiary of Chesapeake (“Merger Sub”) and Hulk LLC Sub, LLC, a Delaware limited liability company and a wholly owned subsidiary of Chesapeake (“LLC Sub” and together with Merger Sub, the Company and Chesapeake, the “Parties”), pursuant to which Merger Sub will merge with and into the Company (the “Proposed Merger”), with the Company continuing as a wholly owned subsidiary of Chesapeake (the “Surviving Corporation”). Immediately following the time the Proposed Merger becomes effective (the “Effective Time”), the Surviving Corporation will be merged with and into LLC Sub, with LLC Sub continuing as the surviving entity and as a wholly owned subsidiary of Chesapeake. Under the terms of the Merger Agreement, upon completion of the Proposed Merger, Southwestern shareholders will receive 0.0867 shares of Chesapeake common stock for one share of Southwestern common stock. The consideration to be paid under the Merger Agreement is subject to adjustment as provided in the Merger Agreement. No fractional shares of Chesapeake common stock will be issued in the Proposed Merger, the holders of shares of Southwestern common stock will receive cash in lieu of fractional shares of Chesapeake common stock, if any, in accordance with the terms of the Merger Agreement.

The consummation of the Proposed Merger is subject to the satisfaction or waiver of customary closing conditions, including: receipt of the required approvals from the stockholders of the Company and Chesapeake, and the expiration or termination of the extended waiting period imposed by the issuance of a request for additional information and documentary materials by the Federal Trade Commission under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”) and no agreement between or commitment by the Parties and any governmental entity not to consummate the Proposed Merger being in effect. The Company and Chesapeake have each made customary representations and warranties in the Merger Agreement. The Merger Agreement also contains customary pre-closing covenants of the Company and Chesapeake, including, subject to certain exceptions, covenants relating to conducting their respective businesses in the ordinary course consistent with past practice and refraining from taking certain actions, excepting in each case actions expressly permitted or required by the Merger Agreement, required by law or consented to by the other party in writing. The Merger Agreement provides that in the event of termination of the Merger Agreement under certain circumstances, the Company may be required to reimburse Chesapeake’s expenses up to $55.6 million or pay Chesapeake a termination fee equal to $389 million less any expenses previously paid. Further, Chesapeake may be required to reimburse our expenses up to $37.25 million or pay us a termination fee equal to $260 million less any expenses previously paid.

For the three months ended March 31, 2024, the Company incurred approximately $9 million in merger-related expenses, mostly comprised of professional fees, associated with the Proposed Merger.

(2) REVENUE RECOGNITION
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

Disaggregation of Revenues
The Company presents a disaggregation of E&P revenues by product on the consolidated statements of operations net of intersegment revenues. The following table reconciles operating revenues as presented on the consolidated statements of operations to the operating revenues by segment:

(in millions)	E&P	Marketing	Intersegment Revenues	Total
Three months ended March 31, 2024
Gas sales	$571	$—	$13	$584
Oil sales	81	—	1	82
NGL sales	174	—	—	174
Marketing	—	1,377	(798)	579
Other (1)	(2)	—	—	(2)
Total	$824	$1,377	$(784)	$1,417
(in millions)
Three months ended March 31, 2023
Gas sales	$1,136	$—	$9	$1,145
Oil sales	94	—	1	95
NGL sales	201	—	—	201
Marketing	—	2,041	(1,362)	679
Other (1)	(2)	—	—	(2)
Total	$1,429	$2,041	$(1,352)	$2,118
(1)For the three months ended March 31, 2024 and the three months ended March 31, 2023, other E&P revenues consists primarily of losses on purchaser imbalances associated with natural gas and certain NGLs.
Associated E&P revenues are also disaggregated for analysis on a geographic basis by the core areas in which the Company operates, which are Appalachia and Haynesville.

	For the three months ended March 31,
(in millions)	2024	2023
Appalachia	$554	$923
Haynesville	270	506
Total	$824	$1,429
Receivables from Contracts with Customers
The following table reconciles the Company’s receivables from contracts with customers to consolidated accounts receivable as presented on the consolidated balance sheet:

(in millions)	March 31, 2024	December 31, 2023
Receivables from contracts with customers	$433	$622
Other accounts receivable	58	58
Total accounts receivable	$491	$680
Amounts recognized against the Company’s allowance for doubtful accounts related to receivables arising from contracts with customers were not significant for both the three months ended March 31, 2024 and year ended December 31, 2023. The Company has no contract assets or contract liabilities associated with its revenues from contracts with customers.
(3) CASH AND CASH EQUIVALENTS
The following table presents a summary of cash and cash equivalents as of March 31, 2024 and December 31, 2023:

(in millions)	March 31, 2024	December 31, 2023
Cash	$23	$1
Marketable securities (1)	6	20
Total	$29	$21
(1)Typically consists of government stable value money market funds.

(4) NATURAL GAS AND OIL PROPERTIES
The Company utilizes the full cost method of accounting for costs related to the development, exploration and acquisition of natural gas and oil properties. Under this method, all such costs (productive and nonproductive), including salaries, benefits and other internal costs directly attributable to these activities, are capitalized on a country-by-country basis and amortized over the estimated lives of the properties using the units-of-production method. These capitalized costs are subject to a ceiling test that limits such pooled costs, net of applicable deferred taxes, to the aggregate of the present value of future net revenues attributable to proved natural gas, oil and NGL reserves discounted at 10% (standardized measure). Any costs in excess of the ceiling are written off as a non-cash expense. The expense may not be reversed in future periods, even though higher natural gas, oil and NGL prices may subsequently increase the ceiling. Companies using the full cost method are required to use the average quoted price from the first day of each month from the previous 12 months, including the impact of derivatives designated for hedge accounting, to calculate the ceiling value of their reserves. The Company had no hedge positions that were designated for hedge accounting as of March 31, 2024. Prices used to calculate the ceiling value of reserves were as follows:

	March 31, 2024	March 31, 2023
Natural gas (per MMBtu)	$2.45	$5.96
Oil (per Bbl)	$77.48	$90.97
NGLs (per Bbl)	$21.17	$30.69
Using the average quoted prices above, adjusted for market differentials, the Company’s net book value of its United States natural gas and oil properties exceeded the ceiling amount at March 31, 2024, resulting in an impairment of $2,093 million. Decreases in market prices as well as changes in production rates, levels of reserves, evaluation of costs excluded from amortization, future development costs and production costs could result in future non-cash ceiling test impairments to the Company’s natural gas and oil properties. Given the fall in commodity prices during 2023 and into 2024, the Company expects that an additional non-cash impairment of its asset will likely occur in the second quarter of 2024 and perhaps later.
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
The following table presents the computation of earnings per share for the three months ended March 31, 2024 and 2023:

	For the three months ended March 31,
(in millions, except share/per share amounts)	2024	2023
Net income (loss)	$(1,535)	$1,939

Number of common shares:
Weighted average outstanding	1,101,824,856	1,100,278,261
Effect of issuance of non-vested restricted common stock	—	790,131
Effect of issuance of non-vested restricted units	—	1,328,244
Weighted average and dilutive outstanding	1,101,824,856	1,102,396,636

Earnings (loss) per common share
Basic	$(1.39)	$1.76
Diluted	$(1.39)	$1.76

The following table presents the common stock shares equivalent excluded from the calculation of diluted earnings per share for the three months ended March 31, 2024 and 2023, as they would have had an antidilutive effect:

	For the three months ended March 31,
	2024	2023
Unexercised stock options	459,638	866,318
Unvested restricted common stock	977,979	—
Restricted units	3,490,947	1,914,812
Performance units	554,248	326,088
Total	5,482,812	3,107,218

(6) DERIVATIVES AND RISK MANAGEMENT
The Company is exposed to volatility in market prices and basis differentials for natural gas, oil and NGLs which impacts the predictability of its cash flows related to the sale of those commodities. These risks are managed by the Company’s use of certain derivative financial instruments. As of March 31, 2024 and March 31, 2023, the Company’s derivative financial instruments consisted of fixed price swaps, two-way costless collars, three-way costless collars, basis swaps, and options (calls and puts). A description of the Company’s derivative financial instruments is provided below:

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

The following tables provide information about the Company’s financial instruments that are sensitive to changes in commodity prices and that are used to protect the Company’s exposure. None of the financial instruments below are designated for hedge accounting treatment. The tables present the notional amount, the weighted average contract prices and the fair value by expected maturity dates as of March 31, 2024:

Financial Protection on Production
		Weighted Average Price per MMBtu
	Volume (Bcf)	Swaps	Sold Puts	Purchased Puts	Sold Calls	Basis Differential	Fair Value at March 31, 2024 (in millions)
Natural Gas
2024
Fixed price swaps	409	$3.58	$—	$—	$—	$—	$486
Two-way costless collars	33	—	—	3.07	3.53	—	24
Three-way costless collars	60	—	2.50	3.25	4.19	—	30
Total	502						$540
2025
Fixed price swaps	33	$3.47	$—	$—	$—	$—	$—
Two-way costless collars	73	—	—	3.50	5.40	—	33
Three-way costless collars	161	—	2.59	3.66	5.88	—	62
Total	267						$95

Basis Swaps
2024	94	$—	$—	$—	$—	$(0.71)	$(11)
2025	9	—	—	—	—	(0.64)	2
Total	103						$(9)

	Volume (MBbls)	Weighted Average Strike Price per Bbl				Fair Value at March 31, 2024 (in millions)
		Swaps	Sold Puts	Purchased Puts	Sold Calls
Oil
2024
Fixed price swaps	1,057	$71.62	$—	$—	$—	$(9)
Two-way costless collars	348	—	—	70.00	86.40	(1)
Three-way costless collars	534	—	56.72	66.72	88.26	(1)
Total	1,939					$(11)
2025
Fixed price swaps	41	$77.66	$—	$—	$—	$—
Three-way costless collars	1,278	—	58.92	68.92	92.83	—
Total	1,319					$—

Ethane
2024
Fixed price swaps	5,335	$10.05	$—	$—	$—	$10
2025
Fixed price swaps	2,190	$10.19	$—	$—	$—	$—

Propane
2024
Fixed price swaps	4,483	$31.23	$—	$—	$—	$(17)
2025
Fixed price swaps	1,341	$30.25	$—	$—	$—	$(1)

Normal Butane
2024
Fixed price swaps	1,073	$39.42	$—	$—	$—	$(2)
2025
Fixed price swaps	548	$35.28	$—	$—	$—	$—

Natural Gasoline
2024
Fixed price swaps	1,210	$61.45	$—	$—	$—	$(5)
2025
Fixed price swaps	730	$56.44	$—	$—	$—	$(4)

Other Derivative Contracts
	Volume (Bcf)	Weighted Average Strike Price per MMBtu	Fair Value at March 31, 2024 (in millions)
Call Options – Natural Gas (Net)
2024	55	$7.00	$—
2025	73	7.00	(4)
2026	73	7.00	(11)
Total	201		$(15)
At March 31, 2024, the net fair value of the Company’s financial instruments was a $580 million asset, which included net reduction of the asset of $1 million related to non-performance risk. See Note 8 for additional details regarding the Company’s fair value measurements of its derivatives position.
As of March 31, 2024, the Company had no positions designated for hedge accounting treatment. Gains and losses on derivatives that are not designated for hedge accounting treatment, or do not meet hedge accounting requirements, are recorded as a component of gain (loss) on derivatives on the consolidated statements of operations. Accordingly, the gain (loss) on derivatives component of the statement of operations reflects the gains and losses on both settled and unsettled derivatives. Only the settled gains and losses are included in the Company’s realized commodity price calculations.
The balance sheet classification of the assets and liabilities related to derivative financial instruments are summarized below as of March 31, 2024 and December 31, 2023:

Derivative Assets
		Fair Value
(in millions)	Balance Sheet Classification	March 31, 2024	December 31, 2023
Derivatives not designated as hedging instruments:
Fixed price swaps – natural gas	Derivative assets	$498	$466
Fixed price swaps – oil	Derivative assets	—	1
Fixed price swaps – ethane	Derivative assets	10	9
Fixed price swaps – propane	Derivative assets	1	12
Fixed price swaps – normal butane	Derivative assets	—	1
Fixed price swaps – natural gasoline	Derivative assets	—	2
Two-way costless collars – natural gas	Derivative assets	38	36
Two-way costless collars – oil	Derivative assets	—	3
Three-way costless collars – natural gas	Derivative assets	84	62
Three-way costless collars – oil	Derivative assets	3	1
Basis swaps – natural gas	Derivative assets	7	14
Put options – natural gas	Derivative assets	—	8
Fixed price swaps – natural gas	Other long-term assets	3	—
Two-way costless collars – natural gas	Other long-term assets	33	46
Three-way costless collars – natural gas	Other long-term assets	86	116
Three-way costless collars – oil	Other long-term assets	7	10
Basis swaps – natural gas	Other long-term assets	2	4
Total derivative assets		$772	$791

Derivative Liabilities
		Fair Value
(in millions)	Balance Sheet Classification	March 31, 2024	December 31, 2023
Derivatives not designated as hedging instruments:
Fixed price swaps – natural gas	Derivative liabilities	$12	$18
Fixed price swaps – oil	Derivative liabilities	9	2
Fixed price swaps – propane	Derivative liabilities	18	1
Fixed price swaps – normal butane	Derivative liabilities	2	—
Fixed price swaps – natural gasoline	Derivative liabilities	6	—
Two-way costless collars – natural gas	Derivative liabilities	6	14
Two-way costless collars – oil	Derivative liabilities	1	1
Three-way costless collars – natural gas	Derivative liabilities	40	27
Three-way costless collars – oil	Derivative liabilities	3	1
Basis swaps – natural gas	Derivative liabilities	18	6
Call options – natural gas	Derivative liabilities	1	1
Put options – natural gas	Derivative liabilities	—	8
Fixed price swaps – natural gas	Long-term derivative liabilities	3	—
Fixed price swaps – propane	Long-term derivative liabilities	1	—
Fixed price swaps – natural gasoline	Long-term derivative liabilities	3	—
Two-way costless collars – natural gas	Long-term derivative liabilities	8	15
Three-way costless collars – natural gas	Long-term derivative liabilities	38	60
Three-way costless collars – oil	Long-term derivative liabilities	8	8
Call options – natural gas	Long-term derivative liabilities	14	17
Total derivative liabilities		$191	$179

Net Derivative Position
	March 31, 2024	December 31, 2023
(in millions)
Net current derivative asset (liability)	$525	$536
Net long-term derivative asset (liability)	56	76
Non-performance risk adjustment	(1)	(2)
Net total derivative asset (liability)	$580	$610

The following tables summarize the before-tax effect of the Company’s derivative instruments on the consolidated statements of operations for the three months ended March 31, 2024 and 2023:

Unsettled Gain (Loss) on Derivatives Recognized in Earnings

	Consolidated Statement of Operations Classification of Gain (Loss) on Derivatives, Unsettled	For the three months ended March 31,
Derivative Instrument		2024	2023

		(in millions)
Fixed price swaps – natural gas	Gain (Loss) on Derivatives	$38	$961
Fixed price swaps – oil	Gain (Loss) on Derivatives	(8)	12
Fixed price swaps – ethane	Gain (Loss) on Derivatives	1	9
Fixed price swaps – propane	Gain (Loss) on Derivatives	(29)	1
Fixed price swaps – normal butane	Gain (Loss) on Derivatives	(3)	1
Fixed price swaps – natural gasoline	Gain (Loss) on Derivatives	(11)	1
Two-way costless collars – natural gas	Gain (Loss) on Derivatives	4	241
Two-way costless collars – oil	Gain (Loss) on Derivatives	(3)	—
Three-way costless collars – natural gas	Gain (Loss) on Derivatives	1	263
Three-way costless collars – oil	Gain (Loss) on Derivatives	(3)	12
Basis swaps – natural gas	Gain (Loss) on Derivatives	(21)	(30)
Call options – natural gas	Gain (Loss) on Derivatives	3	61
Sold put options - natural gas	Gain (Loss) on Derivatives	8	(6)
Purchased put options – natural gas	Gain (Loss) on Derivatives	(8)	2
Total gain (loss) on unsettled derivatives		$(31)	$1,528

Settled Gain (Loss) on Derivatives Recognized in Earnings (1)

	Consolidated Statement of Operations Classification of Gain (Loss) on Derivatives, Settled	For the three months ended March 31,
Derivative Instrument		2024	2023

		(in millions)

Fixed price swaps – natural gas	Gain (Loss) on Derivatives	$140	$(45)
Fixed price swaps – oil	Gain (Loss) on Derivatives	(4)	(4)
Fixed price swaps – ethane	Gain (Loss) on Derivatives	3	1
Fixed price swaps – propane	Gain (Loss) on Derivatives	(2)	1
Fixed price swaps – normal butane	Gain (Loss) on Derivatives	(1)	—
Fixed price swaps – natural gasoline	Gain (Loss) on Derivatives	(1)	—
Two-way costless collars – natural gas	Gain (Loss) on Derivatives	9	—
Three-way costless collars – natural gas	Gain (Loss) on Derivatives	16	(33)
Three-way costless collars – oil	Gain (Loss) on Derivatives	—	(7)
Basis swaps – natural gas	Gain (Loss) on Derivatives	(4)	(29)
Call options – natural gas	Gain (Loss) on Derivatives	—	(7)
Sold put options - natural gas	Gain (Loss) on Derivatives	(10)	—
Purchased put options – natural gas	Gain (Loss) on Derivatives	10	—
Total gain (loss) on settled derivatives		$156	$(123)

Total gain (loss) on derivatives (2)		$126	$1,401
(1)The Company calculates gain (loss) on derivatives, settled, as the summation of gains and losses on positions that settled within the period.
(2)Total gain (loss) on derivatives includes non-performance risk adjustments of $1 million in gains and $4 million in losses for the three months ended March 31, 2024 and March 31, 2023, respectively.

Total Gain (Loss) on Derivatives Recognized in Earnings
	For the three months ended March 31,
	2024	2023

	(in millions)
Total gain (loss) on unsettled derivatives	$(31)	$1,528
Total gain (loss) on settled derivatives	156	(123)
Non-performance risk adjustment	1	(4)
Total gain (loss) on derivatives	$126	$1,401
(7) RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables detail the components of accumulated other comprehensive income (loss) for the three months ended March 31, 2024:

(in millions)	Other Postretirement	Foreign Currency	Total
Beginning balance December 31, 2023	$11	$(14)	$(3)
Other comprehensive income before reclassifications	—	—	—
Amounts reclassified from other comprehensive income (1)	2	—	2
Net current-period other comprehensive income	2	—	2
Ending balance March 31, 2024	$13	$(14)	$(1)
(1)Includes a $2 million actuarial gain related to the other postretirement plan.

(8) FAIR VALUE MEASUREMENTS
The carrying amounts and estimated fair values of the Company’s financial instruments as of March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024		December 31, 2023
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$29	$29	$21	$21
2022 revolving credit facility due April 2027	270	270	220	220
Senior notes (1)	3,743	3,599	3,743	3,626
Derivative instruments, net	580	580	610	610
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
Debt: The fair values of the Company’s senior notes are based on the market value of the Company’s publicly traded debt as determined based on the market prices of the Company’s senior notes. The fair values of the Company’s senior notes are considered to be a Level 1 measurement as these are actively traded in the market. The carrying value of the borrowings under the Company’s 2022 credit facility (as defined in Note 9 below), to the extent utilized, approximates fair value because the interest rates are variable and reflective of market rates. The Company considers the fair value of its 2022 credit facility to be a Level 1 measurement on the fair value hierarchy.
Derivative Instruments: The Company measures the fair value of its derivative instruments based upon a pricing model that utilizes market-based inputs, including, but not limited to, the contractual price of the underlying position, current market prices, natural gas and liquids forward curves, discount rates for a similar duration of each outstanding position, volatility factors and non-performance risk. Non-performance risk considers the effect of the Company’s credit standing on the fair value of derivative liabilities and the effect of counterparty credit standing on the fair value of derivative assets. Both inputs to the model are based on published credit default swap rates and the duration of each outstanding derivative position. The Company’s net derivative position was a net asset as of March 31, 2024 and as of December 31, 2023. As of March 31, 2024 and December 31, 2023, the impact of the non-performance risk on the fair value of the Company’s net derivative position resulted in a reduction to the net asset of $1 million and $2 million, respectively.
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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 31, 2024
	Fair Value Measurements Using:
(in millions)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets (Liabilities) at Fair Value
Assets
Fixed price swaps	$—	$512	$—	$512
Two-way costless collars	—	71	—	71
Three-way costless collars	—	180	—	180
Basis swaps	—	9	—	9
Liabilities
Fixed price swaps	—	(54)	—	(54)
Two-way costless collars	—	(15)	—	(15)
Three-way costless collars	—	(89)	—	(89)
Basis swaps	—	(18)	—	(18)
Call options	—	(15)	—	(15)
Total (1)	$—	$581	$—	$581
(1)Excludes a net reduction to the asset fair value of $1 million related to estimated non-performance risk.

	December 31, 2023
	Fair Value Measurements Using:
(in millions)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets (Liabilities) at Fair Value
Assets
Fixed price swaps	$—	$491	$—	$491
Two-way costless collars	—	85	—	85
Three-way costless collars	—	189	—	189
Basis swaps	—	18	—	18
Purchase Put - Natural Gas	—	8	—	8
Liabilities
Fixed price swaps	—	(21)	—	(21)
Two-way costless collars	—	(30)	—	(30)
Three-way costless collars	—	(96)	—	(96)
Basis swaps	—	(6)	—	(6)
Call options	—	(18)	—	(18)
Put options	—	(8)	—	(8)
Total (1)	$—	$612	$—	$612
(1)Excludes a net reduction to the asset fair value of $2 million related to estimated non-performance risk.

(9) DEBT
The components of debt as of March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024
(in millions)	Debt Instrument	Unamortized Issuance Expense		Unamortized Debt Premium/Discount	Total
Current portion of long-term debt:
4.95% Senior Notes due January 2025 (1)	$389	$—		$—	$389
Total current portion of long-term debt	$389	$—		$—	$389

Long-term debt:
Variable rate (7.16% at March 31, 2024) 2022 revolving credit facility, due April 2027	$270	$—	(2)	$—	$270
8.375% Senior Notes due September 2028	304	(3)		—	301
5.375% Senior Notes due February 2029	700	(4)		17	713
5.375% Senior Notes due March 2030	1,200	(12)		—	1,188
4.75% Senior Notes due February 2032	1,150	(13)		—	1,137
Total long-term debt	$3,624	$(32)		$17	$3,609

Total debt	$4,013	$(32)		$17	$3,998

	December 31, 2023
(in millions)	Debt Instrument	Unamortized Issuance Expense		Unamortized Debt Premium/Discount	Total
Variable rate (7.20% at December 31, 2023) 2022 revolving credit facility, due April 2027	$220	$—	(2)	$—	$220
4.95% Senior Notes due January 2025 (1)	389	—		—	389
8.375% Senior Notes due September 2028	304	(3)		—	301
5.375% Senior Notes due February 2029	700	(5)		18	713
5.375% Senior Notes due March 2030	1,200	(13)		—	1,187
4.75% Senior Notes due February 2032	1,150	(13)		—	1,137
Total debt	$3,963	$(34)		$18	$3,947
(1)Effective in July 2018, the interest rate was 6.20% for the 2025 Notes, reflecting a net downgrade in the Company’s bond ratings since their issuance. On April 7, 2020, S&P downgraded the Company’s bond rating to BB-, which had the effect of increasing the interest rate on the 2025 Notes to 6.45% following the July 23, 2020 interest payment due date. The first coupon payment to the bondholders at the higher interest rate was paid in January 2021. On September 1, 2021, S&P upgraded the Company’s bond rating to BB, and on January 6, 2022, S&P further upgraded the Company’s bond rating to BB+, which decreased the interest rate on the 2025 Notes to 5.95% beginning with coupon payments paid after January 2022. On May 31, 2022, Moody’s upgraded the Company’s bond rating to Ba1, which decreased the interest rate on the 2025 Notes from 5.95% to 5.70% for coupon payments paid after July 2022.
(2)At March 31, 2024 and December 31, 2023, unamortized issuance expense of $14 million and $15 million, respectively, associated with the 2022 credit facility (as defined below) was classified as other long-term assets on the consolidated balance sheets.
The following is a summary of scheduled debt maturities by year as of March 31, 2024:

(in millions)
2024	$—
2025	389
2026	—
2027	270
2028	304
Thereafter	3,050
$4,013

Credit Facilities
2022 Credit Facility
On April 8, 2022, the Company entered into an Amended and Restated Credit Agreement that replaces its previous credit facility, that as amended, has a maturity date of April 2027 (the “2022 credit facility”). As of March 31, 2024, the 2022 credit facility has an aggregate maximum revolving credit amount and borrowing base of $3.5 billion and elected five-year revolving commitments of $2.0 billion (the “Five-Year Tranche”). The borrowing base is subject to redetermination at least twice a year, which typically occurs in April and October, and is secured by substantially all of the assets owned by the Company and its subsidiaries. On March 29, 2024, the Company’s borrowing base was reaffirmed at $3.5 billion and the Five-Year Tranche was reaffirmed at $2.0 billion with a maturity date of April 8, 2027.
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
2.Maximum total net leverage ratio of no greater than, with respect to the prior four fiscal quarters ending on or after March 31, 2022, 4.00 to 1.00.  Total net leverage ratio is defined as total debt less cash on hand (up to the lesser of 10% of credit limit or $150 million) divided by consolidated EBITDAX for the last four consecutive quarters.  Consolidated EBITDAX, as defined in the credit agreement governing the Company’s 2022 credit facility, excludes the effects of interest expense, depreciation, depletion and amortization, income tax, any non-cash impacts from impairments, certain non-cash hedging activities, stock-based compensation expense, non-cash gains or losses on asset sales, unamortized issuance cost, unamortized debt discount and certain restructuring costs.
The 2022 credit facility contains customary events of default that include, among other things, the failure to comply with the financial covenants described above, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments and cross-defaults to material indebtedness. If an event of default occurs and is continuing, all amounts outstanding under the 2022 credit facility may become immediately due and payable. As of March 31, 2024, the Company was in compliance with all of the covenants of the credit agreement in all material respects.
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
As of March 31, 2024, the Company had no outstanding letters of credit and $270 million in borrowings outstanding under the 2022 credit facility. The Company currently does not anticipate being required to supply a materially greater amount of letters of credit under its existing contracts.
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
(10) COMMITMENTS AND CONTINGENCIES
Operating Commitments and Contingencies
As of March 31, 2024, the Company’s contractual obligations for demand and similar charges under firm transportation and gathering agreements to guarantee access capacity on natural gas and liquids pipelines and gathering systems totaled approximately $9.2 billion, $1.2 billion of which related to access capacity on future pipeline and gathering infrastructure projects that still require the granting of regulatory approvals and additional construction efforts. As of March 31, 2024, the Company also had guarantee obligations of up to $959 million of that total amount. As of March 31, 2024, future payments under non-cancelable firm transportation and gathering agreements are as follows:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	5 to 8 Years	More than 8 Years
Infrastructure currently in service	$8,016	$1,030	$1,950	$1,698	$1,634	$1,704
Pending regulatory approval and/or construction (1)	1,192	61	170	195	294	472
Total transportation charges	$9,208	$1,091	$2,120	$1,893	$1,928	$2,176

(1)Based on estimated in-service dates as of March 31, 2024.
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
Litigation
The Company is subject to various litigation, claims and proceedings, most of which have arisen in the ordinary course of business, such as for alleged breaches of contract, miscalculation of royalties, employment matters, traffic accidents, pollution, contamination, encroachment on others’ property or nuisance. The Company accrues for litigation, claims and proceedings when a liability is both probable and the amount can be reasonably estimated. As of March 31, 2024, the Company does not currently have any material amounts accrued related to litigation matters, including the case discussed below. For any matters not accrued for, it is not possible at this time to estimate the amount of any additional loss, or range of loss, that is reasonably possible, but, based on the nature of the claims, management believes that current litigation, claims and proceedings, individually or in aggregate and after taking into account insurance, are not likely to have a material adverse impact on the Company’s financial position, results of operations or cash flows, for the period in which the effect of that outcome becomes reasonably estimable. Many of these matters are in early stages, so the allegations and the damage theories have not been fully developed, and are all subject to inherent uncertainties; therefore, management’s view may change in the future.
Bryant Litigation
On September 1, 2021, the Company completed a merger with Indigo Natural Resources LLC (“Indigo”) resulting in the assumption of Indigo’s existing litigation.
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
(11) INCOME TAXES
The Company’s effective tax rate was approximately 22% and 1% for the three months ended March 31, 2024 and March 31, 2023, respectively. The effective tax rate for the three months ended March 31, 2023 was primarily the result of the partial release of the valuation allowances against the Company’s U.S. deferred tax assets in the first quarter of 2023. A valuation allowance for deferred tax assets, including net operating losses (“NOLs”), is recognized when it is more likely than not that some or all of the benefit from the deferred tax assets will not be realized. To assess that likelihood, the Company uses estimates and judgment regarding future taxable income and considers the tax consequences in the jurisdiction where such taxable income is generated, to determine whether a valuation allowance is required. Such evidence can include current financial position, results of operations, both actual and forecasted, the reversal of deferred tax liabilities and tax planning strategies as well as current and forecasted business economics of the oil and gas industry.
For the year ended December 31, 2022, the Company maintained a full valuation allowance against its deferred tax assets based on its conclusion, considering all available evidence (both positive and negative), that it was more likely than not that the deferred tax assets would not be realized. A significant item of objective negative evidence considered was the cumulative pre-tax loss incurred over the three-year period ended December 31, 2022, primarily due to impairments of proved oil and gas properties recognized in 2020. As of the first quarter of 2023, the Company sustained a three-year cumulative level of profitability. Based on this factor and other positive evidence such as forecasted income, the Company concluded that $512 million of its federal and state deferred tax assets were more likely than not to be realized and released this portion of the valuation allowance throughout 2023. Accordingly, during the three months ended March 31, 2023, the Company recognized $451 million of deferred income tax expense related to recording its tax provision which was partially offset by $439 million of tax benefit attributable to the release of the valuation allowance. The remaining valuation allowance was released during subsequent quarters during 2023. The Company expects to keep a valuation allowance of $52 million related to NOLs in jurisdictions in which it no longer operates and against the portion of its federal and state deferred tax assets such as capital losses and interest carryovers, which may expire before being fully utilized due to the application of the limitations under Section 382 and the ordering in which such attributes may be applied.

Due to the issuance of common stock associated with the Indigo merger in September 2021, the Company incurred a cumulative ownership change and as such, the Company’s NOLs prior to the acquisition are subject to an annual limitation under Internal Revenue Code Section 382 of approximately $48 million. The ownership changes and resulting annual limitation will result in the expiration of NOLs or other tax attributes otherwise available. At March 31, 2024, the Company had approximately $4 billion of federal NOL carryovers, of which approximately $3 billion expire between 2035 and 2037 and $1 billion have an indefinite carryforward life. The Company currently estimates that approximately $2 billion of these federal NOLs will expire before they are able to be used and accordingly, no value has been ascribed to these NOLs on the Company’s balance sheet. If a subsequent ownership change were to occur as a result of future transactions in the Company’s common stock, the Company’s use of remaining U.S. tax attributes may be further limited.
The Inflation Reduction Act of 2022 (the “IRA”) was enacted on August 16, 2022 and may impact how the U.S. taxes certain large corporations. The IRA imposes a 15% alternative minimum tax on the “adjusted financial statement income” of certain large corporations (generally, corporations reporting at least $1 billion average adjusted pre-tax net income on their consolidated financial statements) for tax years beginning after December 31, 2022. The Company was not impacted by the alternative minimum tax during 2023 and does not expect to be impacted by this alternative minimum tax during 2024. The Company will continue to monitor updates to the IRA and the impact it will have on the Company’s consolidated financial statements.
(12) LONG-TERM INCENTIVE COMPENSATION
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
The Company issues performance unit awards to employees which historically have vested at or over three years. The performance units granted in 2021, 2022, and 2023 cliff-vest at the end of three years. There were no performance unit awards granted as of March 31, 2024.

The Company recognized the following amounts in total related to long-term incentive compensation costs for the three months ended March 31, 2024 and 2023:

	For the three months ended March 31,
(in millions)	2024	2023
Long-term incentive compensation – expensed	$11	$4
Long-term incentive compensation – capitalized	$6	$3
Equity-Classified Awards
The Company recognized the following amounts in employee equity-classified stock-based compensation costs for the three months ended March 31, 2024 and 2023:

	For the three months ended March 31,
(in millions)	2024	2023
Equity-classified awards – expensed	$7	$1
Equity-classified awards – capitalized	$3	$1
Equity-Classified Stock Options
The following table summarizes equity-classified stock option activity for the three months ended March 31, 2024 and provides information for options outstanding and options exercisable as of March 31, 2024:

	Number of Options	Weighted Average Exercise Price
(in thousands)
Outstanding at December 31, 2023	820	$8.59
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(820)	$8.59
Outstanding at March 31, 2024	—	$—
Exercisable at March 31, 2024	—	$—
Equity-Classified Restricted Stock
As of March 31, 2024, there was less than $1 million of total unrecognized compensation cost related to the Company’s unvested equity-classified restricted stock grants. This cost is expected to be recognized over a weighted-average period of 0.1 year. The following table summarizes equity-classified restricted stock activity for the three months ended March 31, 2024 and provides information for unvested shares as of March 31, 2024:

	Number of Shares	Weighted Average Fair Value
	(in thousands)
Unvested shares at December 31, 2023	169	$5.09
Granted	—	$—
Vested	(54)	$4.90
Forfeited	—	$—
Unvested shares at March 31, 2024	115	$5.17

Equity-Classified Restricted Stock Units
As of March 31, 2024, there was $20 million of total unrecognized compensation cost related to the Company’s unvested equity-classified restricted stock units. This cost is expected to be recognized over a weighted-average period of 2.4 years. The following table summarizes equity-classified restricted stock units for the three months ended March 31, 2024 and provides information for unvested units as of March 31, 2024.

	Number of Shares	Weighted Average Fair Value
	(in thousands)
Unvested units at December 31, 2023	2,706	$4.74
Granted	3,182	$7.10
Vested	(1,084)	$4.69
Forfeited	—	$—
Unvested units at March 31, 2024	4,804	$6.32
Equity-Classified Performance Units
In each year from 2018 to 2023, the Company granted performance units that vest at the end of, or over, a three-year period and are payable in either cash or shares. The performance units granted from 2020 through 2021 were accounted for as liability-classified awards as further described below. In 2022 and 2023, two types of performance units were granted. The first type of awards were liability-classified given the awards are payable only in cash as prescribed under the compensation agreements. The second type of awards granted during 2022 and 2023 have been accounted for as equity-classified awards given the intention to settle these awards in stock. The equity-classified awards were recognized at their fair value as of the grant date and are amortized throughout the vesting period. The 2022 and 2023 performance unit awards include a market condition based on relative TSR (as defined below). No performance units were granted as of March 31, 2024. The fair values of the market conditions were calculated by Monte Carlo models as of the grant date. As of March 31, 2024, there was $5 million of total unrecognized compensation costs related to the Company’s unvested equity-classified performance units. This cost is expected to be recognized over a weighted-average period of 1.6 years.

	Number of Shares	Weighted Average Fair Value
	(in thousands)
Unvested units at December 31, 2023	1,757	$6.08
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Unvested units at March 31, 2024	1,757	$6.08
Liability-Classified Awards
The Company recognized the following amounts in employee liability-classified stock-based compensation costs for the three months ended March 31, 2024:

	For the three months ended March 31,
(in millions)	2024	2023
Liability-classified stock-based compensation cost – expensed	$1	$1
Liability-classified stock-based compensation cost – capitalized	$—	$—

Liability-Classified Restricted Stock Units
In each year from 2018 to 2020, the Company granted restricted stock units that vest over a period of four years and are payable in either cash or shares at the option of the Compensation Committee of the Company’s Board. The liability-classified awards granted in 2021 vest over a period of three years. The Company has accounted for these as liability-classified awards, and accordingly changes in the market value of the instruments will be recorded to general and administrative expense and capitalized expense over the vesting period of the award. As of March 31, 2024, the liability-classified restricted stock units fully vested.

	Number of Units	Weighted Average Fair Value
	(in thousands)
Unvested units at December 31, 2023	1,741	$4.67
Granted	—	$—
Vested	(1,741)	$6.93
Forfeited	—	$—
Unvested units at March 31, 2024	—	$—
Liability-Classified Performance Units
In each year from 2018 to 2023, the Company granted performance units that vest at the end of, or over, a three-year period and are payable in either cash or shares. The performance units granted in 2020 vest over a three-year period and are payable in cash as prescribed under the compensation agreements and have been accounted for as liability-classified awards. The Company granted two types of performance units in 2021 that vest over a three-year period. One type is payable in cash as prescribed under the compensation agreements and the other type is payable in either cash or stock at the option of the Compensation Committee of the Company’s Board. Both award types have been accounted for as liability-classified awards. The Company granted two types of performance units in 2022 and 2023 that vest over a three-year period. For both 2022 and 2023, one type of award is payable in cash as prescribed under the compensation agreements and has been liability-classified while the other type is equity-classified as further discussed above. No performance units were granted as of March 31, 2024. Changes in the fair market value of the instruments for liability-classified awards are recorded to general and administrative expense and capitalized expense over the vesting period of the awards.
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
As of March 31, 2024, there was $3 million of total unrecognized compensation cost related to liability-classified performance units. This cost is expected to be recognized over a weighted-average period of 1.8 years. The amount of unrecognized compensation cost for liability-classified awards will fluctuate over time as they are marked to market. The final value of the performance unit awards is contingent upon the Company’s actual performance against these performance measures.

	Number of Units	Weighted Average Fair Value
	(in thousands)
Unvested units at December 31, 2023	12,152	$0.94
Granted	—	$—
Vested	(3,365)	$1.59
Forfeited	—	$—
Unvested units at March 31, 2024	8,787	$0.55

Cash-Based Compensation
The Company recognized the following amounts in performance cash award compensation costs for the three months ended March 31, 2024 and 2023:

	For the three months ended March 31,
(in millions)	2024	2023
Performance cash awards – expensed	$3	$2
Performance cash awards – capitalized	$3	$2
Performance Cash Awards
From 2020 through 2022 the Company granted performance cash awards that vest over a four-year period and are payable in cash on an annual basis. In 2023 and 2024, the Company granted performance cash awards that vest over a three-year period and are payable in cash on an annual basis. The value of each unit of the award equals one dollar. The Company recognizes the cost of these awards as general and administrative expense and capitalized expense over the vesting period of the awards. The performance cash awards granted from 2020 through 2024 include a performance condition determined annually by the Company. For all years, the performance measure is a targeted discretionary cash flow amount. If the Company, in its sole discretion, determines that the threshold was not met, the amount for that vesting period will not vest and will be cancelled. As of March 31, 2024, there was $54 million of total unrecognized compensation cost related to performance cash awards. This cost is expected to be recognized over a weighted-average period of 2.3 years. The final value of the performance cash awards is contingent upon the Company’s actual performance against these performance measures.

	Number of Units	Weighted Average Fair Value
	(in thousands)
Unvested units at December 31, 2023	49,678	$1.00
Granted	28,202	$1.00
Vested	(20,232)	$1.00
Forfeited	(364)	$1.00
Unvested units at March 31, 2024	57,284	$1.00
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
Summarized financial information for the Company’s reportable segments is shown in the following table.  The accounting policies of the segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of the 2023 Annual Report. Management evaluates the performance of its segments based on operating income, defined as operating revenues less operating costs. Income before income taxes, for the purpose of reconciling the operating income amount shown below to consolidated income before income taxes, is the sum of operating income, interest expense, gain (loss) on derivatives, gain on early extinguishment of debt and other income (loss). The “Other” column includes items not related to the Company’s reportable segments, including real estate and corporate items. Corporate general and administrative costs, depreciation expense and taxes, other than income taxes, are allocated to the segments.

	Exploration and Production		Marketing	Total Reportable Segments	Other	Total

Three months ended March 31, 2024	(in millions)
Revenues from external customers	$838		$579	$1,417	$—	$1,417
Intersegment revenues	(14)		798	784	—	784
Depreciation, depletion and amortization expense	261		1	262	—	262
Impairments	2,093		—	2,093	—	2,093
Operating income (loss)	(2,061)		4	(2,057)	—	(2,057)
Interest expense (1)	35		—	35	—	35
Gain on derivatives	126		—	126	—	126
Other income, net	1		—	1	—	1
Benefit for income taxes (1)	(430)		—	(430)	—	(430)
Assets	9,856	(2)	391	10,247	151	10,398
Capital investments (3)	537		—	537	1	538

Three months ended March 31, 2023
Revenues from external customers	$1,439		$679	$2,118	$—	$2,118
Intersegment revenues	(10)		1,362	1,352	—	1,352
Depreciation, depletion and amortization expense	312		1	313	—	313
Operating income	578		28	606	—	606
Interest expense (1)	36		—	36	—	36
Gain on derivatives	1,401		—	1,401	—	1,401
Loss on early extinguishment of debt	—		—	—	(19)	(19)
Other loss, net	(1)		—	(1)	—	(1)
Provision for income taxes (1)	12		—	12	—	12
Assets	12,260	(2)	552	12,812	125	12,937
Capital investments (3)	664		—	664	1	665
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
(3)Capital investments include an increase of $14 million and a decrease $6 million for the three months ended March 31, 2024 and March 31, 2023, respectively, relating to the change in accrued expenditures between periods.
The following table presents the breakout of other assets, which represent corporate assets not allocated to segments and assets for non-reportable segments as of March 31, 2024 and 2023:

	As of March 31,
(in millions)	2024	2023
Cash and cash equivalents	$29	$3
Accounts receivable	—	1
Prepayments	15	12
Other current assets	1	—
Property, plant and equipment	23	19
Unamortized debt expense	14	18
Right-of-use lease assets	47	55
Non-qualified retirement plan	2	2
Other long-term assets (1)	20	15
	$151	$125
(1)Consists primarily of costs associated with the development of the Company’s enterprise resource technology as of March 31, 2024 and residual assets associated with the Company’s pension plan as of March 31, 2023, respectively.
(14) NEW ACCOUNTING PRONOUNCEMENTS
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
In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update is to enhance disclosures through further disaggregated information on the effective tax rate reconciliation based on specified categories, as well as disaggregation of incomes taxes paid by jurisdiction. The guidance in ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company continues to assess the impact of the new guidance, but it is not expected to have a material impact on the consolidated financial statements.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following updates information as to Southwestern Energy Company’s financial condition provided in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”) and analyzes the changes in the results of operations between the three month periods ended March 31, 2024 and 2023. For definitions of commonly used natural gas and oil terms used in this Quarterly Report, please refer to the “Glossary of Certain Industry Terms” provided in our 2023 Annual Report.
The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in forward-looking statements for many reasons, including the risks described in “Cautionary Statement About Forward-Looking Statements” in the forepart of this Quarterly Report and in Item 1A, “Risk Factors” in Part I and elsewhere in our 2023 Annual Report. You should read the following discussion with our consolidated financial statements and the related notes included in this Quarterly Report.
OVERVIEW
Proposed Merger with Chesapeake
On January 10, 2024, we entered into a Merger Agreement with Chesapeake, Merger Sub and LLC Sub, pursuant to which, among other things, we will survive as a wholly owned subsidiary of Chesapeake. Under the terms of the Merger Agreement, each eligible share of our common stock will be converted into the right to receive 0.0867 shares of Chesapeake common stock. Completion of the Proposed Merger remains subject to certain conditions, including the approval of the Proposed Merger by the our shareholders, approval by Chesapeake shareholders of the issuance of Chesapeake common stock in connection with the Proposed Merger, as well as certain governmental and regulatory approvals. The Proposed Merger is currently targeted to close in the second half of 2024; however, no assurance can be given as to when, or if, the Proposed Merger will occur.
The above description of the Merger Agreement and the transactions contemplated thereby, including certain referenced terms, is a summary of certain principal terms and conditions contained in the Merger Agreement, a copy of which is attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed January 11, 2024.
On April 4, 2024, Southwestern and Chesapeake each received a request for additional information and documentary material (collectively, the “Second Request”) from the Federal Trade Commission (the “FTC”), as disclosed in the Company’s Current Report on Form 8-K, filed April 5, 2024. Issuance of the Second Request extends the waiting period imposed by the HSR Act until 30 days after each of Southwestern and Chesapeake have substantially complied with the Second Request, unless the waiting period is earlier terminated. Southwestern and Chesapeake will continue to cooperate fully with the FTC in its review.
See Note 1 - Basis of Presentation of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information. Also, see the risk factors and other cautionary statements, specifically, Risks Related to the Proposed Merger with Chesapeake under the heading “Risk Factors” in Item 1A of our 2023 Annual Report.
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
Recent Financial and Operating Results
Significant first quarter 2024 operating and financial results include:
Total Company
•Net loss of $1,535 million, or ($1.39) per diluted share, decreased compared to net income of $1,939 million, or $1.76 per diluted share, for the same period in 2023. Net income decreased due to lower operating income of $2,663 million primarily associated with a full cost ceiling test impairment write-down of $2,093 million along with lower realized pricing and production, and a reduced gain in our net derivative position of approximately $1,275 million. The decrease in net income from the first quarter of 2023 to the first quarter of 2024 was partially offset by a decrease in our income tax provision of $442 million and a $19 million loss on early debt extinguishment in 2023 compared to no gain or loss in 2024.
•Operating loss of $2,057 million decreased compared to operating income of $606 million for the same period in 2023 on a consolidated basis. Operating income decreased due to a $701 million decrease in operating revenues, attributable to lower realized pricing and production in addition to a full cost ceiling test impairment write-down of $2,093 million. The decrease in operating income from the first quarter of 2023 to the first quarter of 2024 was partially offset by lower operating costs of $131 million primarily associated with the impact of lower realized pricing and production on marketing purchases and production taxes.
•Net cash provided by operating activities of $496 million decreased as compared to $1,137 million for the same period in 2023. The decrease was primarily attributable to the impact of lower commodity pricing on revenues of $479 million, lower production of $126 million, and negative changes in working capital of $307 million and was partially offset by an increase in our settled derivative positions of $279 million.
•Total capital investment of $538 million in the first quarter of 2024 decreased 19% from $665 million for the same period in 2023 primarily due to lower activity levels associated with lower commodity pricing period over period.
E&P
•E&P operating loss of $2,061 million in the first quarter of 2024 decreased from operating income of $578 million in the first quarter of 2023 for a total decrease of $2,639 million, primarily due to a $605 million decrease in E&P operating revenues resulting from a $1.28 per Mcfe decrease in our realized weighted average price per Mcfe (excluding derivatives) and a 35 Bcfe decrease in production volumes. The decrease in operating income was partially offset by a $59 million decrease in E&P operating costs and expenses, excluding $2,093 million of non-cash full cost ceiling test impairments recognized during the first quarter of 2024.
•Total net production of 376 Bcfe, which was comprised of 86% natural gas and 14% oil and NGLs, decreased 9% from 411 Bcfe in the same period in 2023, primarily due to an 8% decrease in our natural gas production as a result of lower activity period over period.
•Excluding the effect of derivatives, our realized natural gas price of $1.76 per Mcf decreased 45%, our realized oil price of $66.07 per barrel increased slightly from $65.92 and our realized NGL price of $23.88 per barrel decreased 2%, as compared to the same period in 2023. Excluding the effect of derivatives, our total weighted average realized price of $2.20 per Mcfe decreased 37% from the same period in 2023.
•E&P segment invested $537 million in capital; drilling 29 wells, completing 27 wells and placing 18 wells to sales.

Outlook
Our primary focus in 2024 is to align capital investment with expected annual cash flow in a manner that maintains production capacity.
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
•Protecting Financial Strength. We intend to protect our financial strength by lowering our leverage ratio and total debt; maintaining a strong liquidity position and attractive debt maturity profile; improving our credit ratings; lowering our weighted average cost of debt; and deploying hedges to balance revenue protection with commodity upside exposure.
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
We remain committed to achieving these objectives while maintaining our commitment to being environmentally conscious and proactive and to using best practices in social stewardship and corporate governance. We believe that we and our industry will continue to face challenges due to evolving environmental standards and expectations of both regulators and investors, the uncertainty of natural gas, oil and NGL prices in the United States, changes in laws, regulations and investor sentiment, and other key factors described in Item 1A. Risk Factors in the 2023 Annual Report. As such, we intend to protect our financial strength by reducing our debt and by maintaining a derivative program designed to reduce our exposure to commodity price volatility.
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
E&P

	For the three months ended March 31,
(in millions)	2024	2023
Revenues	$824	$1,429
Operating costs and expenses	2,885	851
Operating income (loss)	$(2,061)	$578

Gain (loss) on derivatives, settled	$156	$(123)
Operating Income (Loss)
•E&P segment operating income decreased $2,639 million for the three months ended March 31, 2024, compared to operating income of $578 million during the same period in 2023. Excluding the impact of the $2,093 million non-cash full cost ceiling test impairments, the decrease was primarily due to a $605 million decrease in E&P operating revenues resulting from a 37% decrease in our realized weighted average price per Mcfe (excluding derivatives) and a 9% decrease in production volumes partially offset by a $59 million decrease in E&P operating costs and expenses.

Revenues
The following illustrates the effects on sales revenues associated with changes in commodity prices and production volumes:

	Three months ended March 31,
(in millions except percentages)	Natural Gas	Oil	NGLs	Total
2023 sales revenues (1)	$1,136	$94	$201	$1,431
Changes associated with prices	(475)	(1)	(3)	(479)
Changes associated with production volumes	(90)	(12)	(24)	(126)
2024 sales revenues (2)	$571	$81	$174	$826
Decrease from 2023	(50%)	(14%)	(13%)	(42%)
(1)Excludes $2 million in other operating revenues for the three months ended March 31, 2023 primarily related to gas balancing losses.
(2)Excludes $2 million in other operating revenues for the three months ended March 31, 2024 primarily related to gas balancing losses.
Production Volumes

	For the three months ended March 31,		Increase/(Decrease)
Production volumes:	2024	2023
Natural Gas (Bcf)
Appalachia	187	193	(3)%
Haynesville	138	160	(14)%
Total	325	353	(8)%

Oil (MBbls)
Appalachia	1,226	1,409	(13)%
Haynesville	5	8	(38)%
Other	—	1	(100)%
Total	1,231	1,418	(13)%

NGL (MBbls)
Appalachia	7,260	8,240	(12)%
Haynesville	1	—	100%
Total	7,261	8,240	(12)%

Production volumes by area: (Bcfe)
Appalachia	238	251	(5)%
Haynesville	138	160	(14)%
Total	376	411	(9)%

Production volumes by formation: (Bcfe)
Marcellus Shale	213	220	(3)%
Utica Shale	24	31	(23)%
Haynesville Shale	78	98	(20)%
Bossier Shale	61	62	(2)%
Total	376	411	(9)%

Production percentage:
Natural gas	86%	86%
Oil	2%	2%
NGL	12%	12%
•E&P production volumes decreased by 35 Bcfe for the three months ended March 31, 2024, respectively, compared to the same periods in 2023. The decrease in production volumes is primarily attributable to lower natural gas production as a result of our moderation of activity related to the decrease in near-term natural gas prices.

•Oil and NGL production decreased 12% for the three months ended March 31, 2024 as compared to the same period in 2023, primarily due to our moderation of activity related to the decrease in near-term pricing.
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

	For the three months ended March 31,		Increase/(Decrease)
	2024	2023
Natural Gas Price:
NYMEX Henry Hub Price ($/MMBtu) (1)	$2.24	$3.42	(35)%
Discount to NYMEX (2)	(0.48)	(0.20)	140%
Average realized gas price, excluding derivatives ($/Mcf)	$1.76	$3.22	(45)%
Gain on settled financial basis derivatives ($/Mcf)	(0.01)	(0.08)
Gain (loss) on settled commodity derivatives ($/Mcf)	0.50	(0.24)
Average realized gas price, including derivatives ($/Mcf)	$2.25	$2.90	(22)%

Oil Price:
WTI oil price ($/Bbl) (3)	$76.96	$76.13	1%
Discount to WTI (4)	(10.89)	(10.21)	7%
Average realized oil price, excluding derivatives ($/Bbl)	$66.07	$65.92	—%
Loss on settled derivatives ($/Bbl)	(2.98)	(7.75)
Average realized oil price, including derivatives ($/Bbl)	$63.09	$58.17	8%

NGL Price:
Average realized NGL price, excluding derivatives ($/Bbl)	$23.88	$24.39	(2)%
Gain (loss) on settled derivatives ($/Bbl)	(0.12)	0.19
Average realized NGL price, including derivatives ($/Bbl)	$23.76	$24.58	(3)%
Percentage of WTI, excluding derivatives	31%	32%

Total Weighted Average Realized Price:
Excluding derivatives ($/Mcfe)	$2.20	$3.48	(37)%
Including derivatives ($/Mcfe)	$2.61	$3.18	(18)%
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
We regularly enter into various derivatives and other financial arrangements with respect to a portion of our projected natural gas, oil and NGL production in order to support certain desired levels of cash flow and to minimize the impact of price fluctuations, including fluctuations in locational market differentials. We refer you to Item 3, Quantitative and Qualitative Disclosures About Market Risk, and Note 6 to the consolidated financial statements, included in this Quarterly Report.

The tables below present the amount of our future natural gas production in which the impact of basis volatility has been limited through derivatives and physical sales arrangements as of March 31, 2024:

	Volume (Bcf)	Basis Differential
Basis Swaps – Natural Gas
2024	94	$(0.71)
2025	9	(0.64)
Total	103

Physical NYMEX Sales Arrangements – Natural Gas (1)
2024	670	$0.24
2025	600	0.13
2026	419	0.07
2027	340	0.03
2028	303	0.02
2029	252	0.01
2030	105	0.01
Total	2,689
(1)Based on last day settlement prices from monthly futures contracts.
In addition to protecting basis, the table below presents the amount of our future production in which price is financially protected as of March 31, 2024:

	Remaining 2024	Full Year 2025
Natural gas (Bcf)	502	267
Oil (MBbls)	1,939	1,319
Ethane (MBbls)	5,335	2,190
Propane (MBbls)	4,483	1,341
Normal butane (MBbls)	1,073	548
Natural gasoline (MBbls)	1,210	730
Total financial protection on future production (Bcfe)	586	304
We refer you to Note 6 of the consolidated financial statements included in this Quarterly Report for additional details about our derivative instruments.
Operating Costs and Expenses

	For the three months ended March 31,		Increase/(Decrease)
(in millions except percentages)	2024	2023
Lease operating expenses	$423	$430	(2)%
General & administrative expenses	50	42	19%
Merger-related expenses	9	—	100%
Taxes, other than income taxes	49	67	(27)%
Full cost pool amortization	257	308	(17)%
Non-full cost pool DD&A	4	4	—%
Full cost pool write-down	2,093	—	100%
Total operating costs	$2,885	$851	239%

	For the three months ended March 31,			Increase/
Average unit costs per Mcfe:	2024		2023	(Decrease)
Lease operating expenses (1)	$1.12		$1.05	7%
General & administrative expenses	$0.13	(2)	$0.10	30%
Taxes, other than income taxes	$0.13		$0.16	(19)%
Full cost pool amortization	$0.68		$0.75	(9)%
(1)Includes post-production costs such as gathering, processing, fractionation and compression.
(2)Excludes $9 million of merger-related expenses for the three months ended March 31, 2024.
Lease Operating Expenses
•Lease operating expenses decreased $8 million for the three months ended March 31, 2024 compared to the same period in 2023, primarily attributable to lower production volumes more than offsetting the impact of inflation and incremental costs from additional infrastructure becoming operational. For the three months ended March 31, 2024, these factors combined to increase lease operating expenses $0.07 per Mcfe compared to the same period in 2023.
General and Administrative Expenses
•General and administrative expenses increased $8 million or $0.03 per Mcfe for the three months ended March 31, 2024 compared to the same period in 2023, primarily due to personnel related costs and costs associated with the development of our enterprise resource technology.
Merger-Related Expenses
•For the three months ended March 31, 2024, Chesapeake merger-related expenses were approximately $9 million and mostly comprised of professional fees associated with the Proposed Merger.
Taxes, Other than Income Taxes
•On a per Mcfe basis, taxes, other than income taxes may vary from period to period due to changes in ad valorem and severance taxes that result from the mix of our production volumes, fluctuations in commodity prices and changes in the tax rates enacted by the respective states we operate in.
•Taxes, other than income taxes, per Mcfe decreased $0.03 for the three months ended March 31, 2024, compared to the same period in 2023, primarily due to the impact of lower commodity pricing on our severance taxes in West Virginia, which are calculated as a fixed percentage of revenue net of allowable production expenses.
Full Cost Pool Amortization
•Our full cost pool amortization rate decreased $0.07 per Mcfe for the three months ended March 31, 2024, as compared to the same period in 2023, primarily due to the non-cash full cost ceiling test impairment taken during the fourth quarter of 2023.
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
•Unevaluated costs excluded from amortization were $2,037 million and $2,075 million at March 31, 2024 and December 31, 2023, respectively. The unevaluated costs excluded from amortization decreased as the impact of $110 million of unevaluated capital invested during the period was more than offset by the evaluation of previously unevaluated properties totaling $148 million.
Impairments
•We recognized $2,093 million in non-cash full cost ceiling test impairments for the three months ended March 31, 2024 primarily due to decreased commodity pricing over the prior 12 months.

Marketing

	For the three months ended March 31,		Increase/ (Decrease)
(in millions except volumes and percentages)	2024	2023
Marketing revenues	$1,377	$2,041	(33)%
Marketing purchases	1,366	2,007	(32)%
Operating costs and expenses	7	6	17%
Operating income	$4	$28	(86)%

Volumes marketed (Bcfe)	558	551	1%

Percent natural gas production marketed from affiliated E&P operations	83%	93%
Affiliated E&P oil and NGL production marketed	91%	90%
Operating Income
•Operating income for our Marketing segment decreased $24 million for the three months ended March 31, 2024, compared to the same period in 2023, primarily due to a $23 million decrease in the marketing margin (discussed below).
•The margin generated from marketing activities was $11 million and $34 million for the three months ended March 31, 2024 and 2023, respectively. The marketing margin decreased for the three months ended March 31, 2024, compared to the same period in 2023, primarily due to market conditions limiting opportunities to capture incremental value from the purchase and sale of third-party natural gas.
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
Revenues
•Revenues from our marketing activities decreased $664 million for the three months ended March 31, 2024, as compared to the same period in 2023. The decrease was primarily due to a 33% decrease in the price received for volumes marketed and partially offset by a 7 Bcfe increase in the volumes marketed for the three months ended March 31, 2024, compared to the same period in 2023.
Operating Costs and Expenses
•Operating costs and expenses for the marketing segment increased $1 million for the three months ended March 31, 2024, as compared to the same period in 2023, as a result of higher personnel-related costs.
Consolidated
Interest Expense

	For the three months ended March 31,		Increase/(Decrease)
(in millions except percentages)	2024	2023
Gross interest expense:
Senior notes	$51	$56	(9)%
Credit arrangements	8	7	14%
Amortization of debt costs	3	3	—%
Total gross interest expense	62	66	(6)%
Less: capitalization	(27)	(30)	(10)%
Net interest expense	$35	$36	(3)%
•Interest expense decreased for the three months ended March 31, 2024, compared to the same period in 2023, primarily due to the full redemption of our 7.75% Senior Notes due 2027 during the first quarter of 2023.

•Capitalized interest decreased for the three months ended March 31, 2024, as compared to the same periods in 2023 due to the evaluation of natural gas and oil properties over the past twelve months.
•Capitalized interest as a percentage of gross interest expense decreased slightly for the three months ended March 31, 2024, compared to the same period in 2023, primarily due to a larger percentage decrease in our unevaluated natural gas and oil properties balance as a result of continued evaluation as compared to the smaller percentage decrease in our gross interest expense over the same periods.
•We refer you to Note 9 to the consolidated financial statements included in this Quarterly Report for additional details about our debt and our financing activities.
Gain (Loss) on Derivatives

	For the three months ended March 31,
(in millions)	2024	2023
Gain (loss) on unsettled derivatives	$(31)	$1,528
Gain (loss) on settled derivatives	156	(123)
Non-performance risk adjustment	1	(4)
Gain (loss) on derivatives	$126	$1,401
We refer you to Note 6 to the consolidated financial statements included in this Quarterly Report for additional details about our gain (loss) on derivatives.
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
See Note 9 to the consolidated financial statements of this Quarterly Report for more information on our long-term debt.
Income Taxes

	For the three months ended March 31,
(in millions except percentages)	2024	2023
Income tax (benefit) expense	$(430)	$12
Effective tax rate	22%	1%
Our effective tax rate was approximately 22% and 1% for the three months ended March 31, 2024 and March 31, 2023, respectively. The effective tax rate for the three months ended March 31, 2023 was primarily the result of the partial release of the valuation allowances against our U.S. deferred tax assets in the first quarter of 2023. A valuation allowance for deferred tax assets, including NOLs, is recognized when it is more likely than not that some or all of the benefit from the deferred tax assets will not be realized. To assess that likelihood, we used estimates and judgment regarding future taxable income and considered the tax consequences in the jurisdiction where such taxable income is generated, to determine whether a valuation allowance is required. Such evidence can include current financial position, results of operations, both actual and forecasted, the reversal of deferred tax liabilities and tax planning strategies as well as the current and forecasted business economics of the oil and gas industry.
For the year ended December 31, 2022, we maintained a full valuation allowance against our deferred tax assets based on our conclusion, considering all available evidence (both positive and negative), that it was more likely than not that the deferred tax assets would not be realized. A significant item of objective negative evidence considered was the cumulative pre-tax loss incurred over the three-year period ended December 31, 2022, primarily due to impairments of proved oil and gas properties recognized in 2020. As of the first quarter of 2023, we sustained a three-year cumulative level of profitability. Based on this factor and other positive evidence such as forecasted income, we concluded that $512 million of our federal and state deferred tax assets were more likely than not to be realized and released this portion of the valuation allowance throughout 2023. Accordingly, during the three months ended March 31, 2023, we recognized $451 million of deferred income tax expense related to recording its tax provision which was partially offset by $439 million of tax benefit attributable to the release of the valuation allowance. The remaining valuation allowance was released during subsequent quarters during 2023. We expect to keep a valuation allowance of $52 million related to NOLs in jurisdictions in which we no longer operate and against the portion of our federal and state deferred tax assets such as capital losses and interest carryovers, which may expire before being fully utilized due to the application of the limitations under Section 382 and the ordering in which such attributes may be applied.
Due to the issuance of common stock associated with the Indigo merger in September 2021, we incurred a cumulative ownership change and as such, our NOLs prior to the acquisition are subject to an annual limitation under Internal Revenue Code Section 382 of approximately $48 million. The ownership changes and resulting annual limitation will result in the expiration of NOLs or other tax attributes otherwise available. At March 31, 2024, we had approximately $4 billion of federal NOL carryovers, of which approximately $3 billion have an expiration date between 2035 and 2037 and $1 billion have an indefinite carryforward life. We currently estimate that approximately $2 billion of these federal NOLs will expire before they are able to be used and accordingly, no value has been ascribed to these NOLs on our balance sheet. If a subsequent ownership change were to occur as a result of future transactions in our common stock, our use of remaining U.S. tax attributes may be further limited.
The Inflation Reduction Act of 2022 (the “IRA”) was enacted on August 16, 2022 and may impact how the U.S. taxes certain large corporations. In addition to other provisions, the IRA imposes a 15% corporate alternative minimum tax (“CAMT”) on the “adjusted financial statement income” of certain large corporations (generally, corporations reporting at least $1 billion average adjusted pre-tax net income on their consolidated financial statements) for tax years beginning after December 31, 2022. This alternative minimum tax requires complex computations to be performed that were not previously required in U.S. tax law, significant judgments to be made in interpretation of the provisions of the IRA, significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the Internal Revenue Service, and other standard-setting bodies are expected to issue guidance on how the alternative minimum tax provisions of the IRA will be applied or otherwise administered that may differ from our interpretations. As we complete our analysis of the IRA, collect and prepare necessary data, and interpret any additional guidance, we may make adjustments to provisional amounts that we have recorded that may materially impact our provision for income taxes in the period in which adjustments are made. The CAMT did not have any impact on the Company’s consolidated financial statements during 2023 and we do not expect to be impacted by the alternative minimum tax during 2024. We will continue to monitor updates to the IRA and the impact it will have on our consolidated financial statements.
New Accounting Standards Implemented in this Report
Refer to Note 14 to the consolidated financial statements of this Quarterly Report for a discussion of new accounting standards that have been implemented.
New Accounting Standards Not Yet Implemented in this Report
Refer to Note 14 to the consolidated financial statements of this Quarterly Report for a discussion of new accounting standards that have not yet been implemented.
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
On March 29, 2024, our borrowing base was reaffirmed at $3.5 billion and our Five-Year Tranche was reaffirmed at $2.0 billion. At March 31, 2024, we had approximately $1.76 billion of total available liquidity, which exceeds our currently modeled needs as we remain committed to our strategy of capital discipline.
Effective August 4, 2022, the Company elected to temporarily increase commitments under the 2022 credit facility by $500 million (the “Short-Term Tranche”) as a temporary working capital liquidity resource. The Company had no borrowings under the Short-Term Tranche which expired on April 30, 2023 and was not renewed.
We refer you to Note 9 to the consolidated financial statements included in this Quarterly Report and the section below under “Credit Arrangements and Financing Activities” for additional discussion of our 2022 credit facility and related covenant requirements.
Looking forward, we intend to prioritize the use of any free cash flow to pay down our debt in order to progress toward our debt targets of $3.5 billion to $3.0 billion or lower and our leverage targets of 1.5x to 1.0x.

Our cash flow from operating activities is highly dependent upon our ability to sell and the sales prices that we receive for our natural gas and liquids production. Natural gas, oil and NGL prices are subject to wide fluctuations and are driven by market supply and demand, which is impacted by many factors. See “Risk Factors” in Item 1A of our 2023 Annual Report for additional discussion about current and potential future market conditions. The sales price we receive for our production is also influenced by our commodity derivative program. Our derivative contracts allow us to support a certain level of cash flow to fund our operations. Although we are continually assessing adding derivative positions for portions of our expected 2024, 2025 and 2026 production, there can be no assurance that we will be able to add derivative positions to cover the remainder of our expected production at favorable prices. We refer you to “Risk Factors” in Item 1A of our 2023 Annual Report.
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
Credit Arrangements and Financing Activities
In April 2022, we entered into an amended and restated credit agreement that replaced the 2018 credit facility (the “2022 credit facility”) with a group of banks that, as amended, has a maturity date of April 2027. As of March 31, 2024, the 2022 credit facility had an aggregate maximum revolving credit amount and borrowing base of $3.5 billion and elected commitments of $2.0 billion.
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
As of March 31, 2024, we were in compliance with all of the applicable covenants contained in the credit agreement governing our 2022 credit facility. Our ability to comply with financial covenants in future periods depends, among other things, on the success of our development program and upon other factors beyond our control, such as the market demand and prices for natural gas, oil and NGLs. We refer you to Note 9 of the consolidated financial statements included in this Quarterly Report for additional discussion of the covenant requirements of our 2022 credit facility.
As of March 31, 2024, we had $270 million of borrowings on our 2022 credit facility and no outstanding letters of credit. We currently do not anticipate being required to supply a materially greater amount of letters of credit under our existing contracts. We refer you to Note 9 to the consolidated financial statements included in this Quarterly Report for additional discussion of our 2022 credit facility.

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
Other key financing activities for the three months ended March 31, 2024 and March 31, 2023 are as follows:
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
As of April 30, 2024, we had long-term debt issuer ratings of Ba1 by Moody’s (rating affirmed Ba1 and outlook upgraded to positive on January 11, 2024 in conjunction with the Proposed Merger announcement), BB+ by S&P (rating affirmed BB+ and outlook upgraded to positive on January 18, 2023) and BB+ by Fitch Ratings (rating and positive outlook affirmed on August 16, 2023). Both S&P and Fitch also placed us on Credit / Rating Watch Positive on January 11, 2024 following the Proposed Merger announcement. Effective in January 2022, the interest rate for our 4.95% senior notes due January 2025 (“2025 Notes”) was 5.95%, reflecting a net downgrade in our bond ratings since their issuance. On May 31, 2022, Moody’s upgraded our bond rating to Ba1, which decreased the interest rate on the 2025 Notes from 5.95% to 5.70% for coupon payments paid after July 2022. Any further upgrades or downgrades in our public debt ratings by Moody’s or S&P could decrease or increase our cost of funds, respectively, as our 2025 Notes are subject to ratings driven changes.
Cash Flows

	For the three months ended March 31,
(in millions)	2024	2023
Net cash provided by operating activities	$496	$1,137
Net cash used in investing activities	(521)	(670)
Net cash provided by (used in) financing activities	33	(514)
Cash Flow from Operations

	For the three months ended March 31,
(in millions)	2024	2023
Net cash provided by operating activities	$496	$1,137
Add back (subtract) changes in working capital	(66)	(373)
Net cash provided by operating activities, net of changes in working capital	$430	$764
•Net cash provided by operating activities decreased 56%, or $641 million, for the three months ended March 31, 2024, compared to the same period in 2023, primarily due to a $479 million decrease resulting from lower commodity prices, a $126 million decrease related to decreased production, a $307 million decrease in working capital, and a $23 million decrease in our marketing margin which was partially offset by a $279 million improvement in our settled derivative positions, and a $8 million decrease in operating costs and expenses.
•Net cash provided by operating activities, net of changes in working capital, provided 80% of our cash requirements for capital investments for the three months ended March 31, 2024 and exceeded our cash requirements for capital investments for the three months ended March 31, 2023. While we front-loaded our capital program into the earlier quarters of the year, we remain committed to our capital discipline strategy of investing within our cash flow from operations, net of changes in working capital.
Cash Flow from Investing Activities
•Total E&P capital investments decreased $127 million for the three months ended March 31, 2024, compared to the same period in 2023, primarily attributable our moderation of activity related to the decrease in near-term natural gas prices.

	For the three months ended March 31,
(in millions)	2024	2023
Additions to properties and equipment	$521	$670
Adjustments for capital investments
Changes in capital accruals	14	(6)
Other (1)	3	1
Total capital investing	$538	$665
(1)Includes capitalized non-cash stock-based compensation and costs to retire assets, which are classified as cash used in operating activities.
Capital Investing

	For the three months ended March 31,		Increase/(Decrease)
(in millions except percentages)	2024	2023
E&P capital investing	$537	$664	(19)%
Other capital investing (1)	1	1	—%
Total capital investing	$538	$665	(19)%
(1)Other capital investing relates to information technology purchases for the three months ended March 31, 2024 and March 31, 2023, respectively.

	For the three months ended March 31,
(in millions)	2024	2023
E&P Capital Investments by Type:
Development and exploration, including workovers	$430	$584
Acquisition of properties	45	24
Other	7	5
Capitalized interest and expenses	55	51
Total E&P capital investments	$537	$664

E&P Capital Investments by Area:
Appalachia	$279	$276
Haynesville	253	381
Other E&P	5	7
Total E&P capital investments	$537	$664

	For the three months ended March 31,
	2024	2023
Gross Operated Well Count Summary:
Drilled	29	31
Completed	27	36
Wells to sales	18	36
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

Working Capital
We had negative working capital of $773 million at March 31, 2024, a $459 million decrease from December 31, 2023, primarily attributable to the reclassification of $389 million of our 4.95% Senior Notes due 2025 from long term to short term, a decrease in accounts receivable of $189 million, an $11 million decrease in the current mark-to-market value of our derivatives position related to the changes in commodity pricing, an increase in other current liabilities of $11 million and a decrease in other current assets of $9 million. The decrease was partially offset by a decrease in our accounts payable of $85 million, a decrease in interest payable of $51 million, an increase in cash and cash equivalents of $8 million and a decrease in taxes payable of $5 million as compared to December 31, 2023. We believe that our existing cash and cash equivalents, our anticipated cash flows from operations and our available 2022 credit facility will be sufficient to meet our working capital and operational spending requirements.
Off-Balance Sheet Arrangements
We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of March 31, 2024, our material off-balance sheet arrangements and transactions include operating service arrangements. There are no other transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of our capital resources. For more information regarding off-balance sheet arrangements, we refer you to Note 10 to the consolidated financial statements. Other than the firm transportation and gathering agreements discussed in Note 10, there have been no material changes to our contractual obligations from those disclosed in our 2023 Annual Report.
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
Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our 2023 Annual Report.
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
Credit Risk
Our exposure to concentrations of credit risk consists primarily of trade receivables and derivative contracts associated with commodities trading. Concentrations of credit risk with respect to receivables are limited due to the large number of our purchasers and their dispersion across geographic areas. For the three months ended March 31, 2024, one purchaser accounted for 12% of our revenues. For the year ended December 31, 2023, one purchaser accounted for 14% of our revenues. No other individual purchasers accounted for more than 10% of our revenues in either of these respective periods. A default on this account could have a material impact on the Company. See “Commodities Risk” below for discussion of credit risk associated with commodities trading.
Interest Rate Risk
As of March 31, 2024, we had approximately $3,743 million of outstanding senior notes with a weighted average interest rate of 5.46%, and $270 million of borrowings under our 2022 credit facility. As of March 31, 2024, we had long-term debt issuer ratings of BB+ by S&P, Ba1 by Moody’s and BB+ by Fitch Ratings. On September 1, 2021 S&P upgraded our bond rating to BB, and on January 6, 2022, S&P further upgraded our bond rating to BB+, which decreased the interest rate on the 2025 notes to 5.95%, beginning with coupon payments paid after January 2022. On May 31, 2022, Moody’s upgraded the Company’s bond rating to Ba1, which decreased the interest rate on the 2025 Notes from 5.95% to 5.70% with coupon payments paid after July 2022. Any further upgrades or downgrades in our public debt ratings by Moody’s or S&P could decrease or increase our cost of funds, respectively, as our 2025 Notes are subject to ratings driven changes.

	Expected Maturity Date
($ in millions except percentages)	2024	2025	2026	2027	2028	Thereafter	Total
Fixed rate payments (1)	$—	$389	$—	$—	$304	$3,050	$3,743
Weighted average interest rate	—%	5.70%	—%	—%	8.38%	5.14%	5.46%

Variable rate payments (1)	$—	$—	$—	$270	$—	$—	$270
Weighted average interest rate	—%	—%	—%	7.16%	—%	—%	7.16%
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
The primary market risks relating to our derivative contracts are the volatility in market prices and basis differentials for our production.  However, the market price risk is offset by the gain or loss recognized upon the related sale or purchase of the production that is financially protected. Credit risk relates to the risk of loss as a result of non-performance by our counterparties. The counterparties are primarily major banks and integrated energy companies that management believes present minimal credit risks. The credit quality of each counterparty and the level of financial exposure we have to each counterparty are closely monitored to limit our credit risk exposure.  Additionally, we perform both quantitative and qualitative assessments of these counterparties based on their credit ratings and credit default swap rates where applicable.  We have not incurred any counterparty losses related to non-performance and do not anticipate any losses given the information we have currently.  However, we cannot be certain that we will not experience such losses in the future. The fair value of our derivative assets and liabilities includes a non-performance risk factor. We refer you to Note 6 and Note 8 of the consolidated financial statements included in this Quarterly Report for additional details about our derivative instruments and their fair value.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, accumulate and communicate information to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and submission within the time periods specified in the SEC’s rules and forms. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those determined to be effective can provide only a level of reasonable assurance with respect to financial statement preparation and presentation. Based on the evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2024 at a reasonable assurance level.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Refer to “Litigation” and “Environmental Risk” in Note 10 to the consolidated financial statements included in Item 1 of Part I of this Quarterly Report for a discussion of the Company’s legal proceedings.
ITEM 1A. RISK FACTORS
There were no additions or material changes to our risk factors as disclosed in Item 1A of Part I in the Company’s 2023 Annual Report.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K promulgated by the SEC.

ITEM 6. EXHIBITS

(2.1)
Agreement and Plan of Merger, dated June 1, 2021, by and among Southwestern Energy Company, Ikon Acquisition Company, LLC, Indigo Natural Resources LLC, and Ibis Unitholder Representative, LLC solely in its capacity as the Unitholder Representative (Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on June 2, 2021).

(2.2)
Agreement and Plan of Merger dated January 10, 2024, by and among Southwestern Energy Company, Chesapeake Energy Corporation, Hulk Merger Sub, Inc. and Hulk LLC Sub, LLC (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on January 11, 2024).

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

(3.4)
Second Amended and Restated Bylaws of Southwestern Energy Company, as amended through November 1, 2023 (Incorporated by reference to the Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023).

(10.1)*	Southwestern Energy Company 2022 Incentive Plan Form of Restricted Stock Unit Award Agreement, for awards granted on or after February 21, 2024.
(10.2)*	Southwestern Energy Company Restricted Cash Unit Award Agreement, for awards granted on or after February 21, 2024.
(31.1)*	Certification of CEO filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)*	Certification of CFO filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)**	Certification of CEO furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)**	Certification of CFO furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(101.INS)	Inline Interactive Data File Instance Document
(101.SCH)	Inline Interactive Data File Schema Document
(101.CAL)	Inline Interactive Data File Calculation Linkbase Document
(101.LAB)	Inline Interactive Data File Label Linkbase Document
(101.PRE)	Inline Interactive Data File Presentation Linkbase Document
(101.DEF)	Inline Interactive Data File Definition Linkbase Document
(104.1)	Cover Page Interactive Data File – the cover page from this Quarterly Report on Form 10-Q, formatted in inline XBRL (included within the Exhibit 101 attachments)
* Filed herewith
** Furnished herewith
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHWESTERN ENERGY COMPANY
Registrant

Dated:	May 2, 2024	/s/ CARL F. GIESLER, JR.
Carl F. Giesler, Jr. Executive Vice President and Chief Financial Officer