Form 10-Q
period 2024-06-30
SOUTHWESTERN ENERGY CO
filed 2024-08-01
CIK 7332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the quarterly period ended June 30, 2024
Or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of July 30, 2024
Common Stock, Par Value $0.01	1,102,981,706

SOUTHWESTERN ENERGY COMPANY
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

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
•risks related to the proposed transaction (the “Proposed Merger”) between Southwestern and Chesapeake Energy Corporation (“Chesapeake”), including that the Proposed Merger may not be completed on anticipated terms and timing, or at all, including obtaining regulatory approvals that may be required on anticipated terms; the possibility that any of the anticipated benefits of the transaction will not be realized or that the two companies will not be successfully integrated; the risk that disruptions from the transaction will harm Southwestern’s business, including current plans and operations and that management’s time and attention will be diverted on transaction-related issues; restrictions on our operations during the pendency of the Proposed Merger, potential adverse reactions or changes to business relationships resulting from the announcement or completion of the Proposed Merger; and potential litigation relating to the Proposed Merger that could be instituted against Southwestern or its directors; and
•any other factors listed in the reports we have filed and may file with the Securities and Exchange Commission (“SEC”).
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
(in millions, except share/per share amounts)	2024	2023	2024	2023
Operating Revenues:
Gas sales	$411	$551	$995	$1,696
Oil sales	90	92	172	187
NGL sales	158	153	332	354
Marketing	424	475	1,003	1,154
Other	—	(2)	(2)	(4)
	1,083	1,269	2,500	3,387
Operating Costs and Expenses:
Marketing purchases	433	481	1,021	1,148
Operating expenses	403	418	820	836
General and administrative expenses	45	41	101	87
Merger-related expenses	10	—	19	—
Depreciation, depletion and amortization	226	328	488	641
Impairments	631	—	2,724	—
Taxes, other than income taxes	44	58	93	126
	1,792	1,326	5,266	2,838
Operating Income (Loss)	(709)	(57)	(2,766)	549
Interest Expense:
Interest on debt	61	60	120	123
Other interest charges	2	3	5	6
Interest capitalized	(26)	(29)	(53)	(59)
	37	34	72	70

Gain (Loss) on Derivatives	(35)	317	91	1,718
Loss on Early Extinguishment of Debt	—	—	—	(19)
Other Loss, Net	(3)	—	(2)	(1)

Income (Loss) Before Income Taxes	(784)	226	(2,749)	2,177
Provision (Benefit) for Income Taxes:
Current	—	—	—	—
Deferred	(176)	(5)	(606)	7
	(176)	(5)	(606)	7
Net Income (Loss)	$(608)	$231	$(2,143)	$2,170

Earnings (Loss) Per Common Share:
Basic	$(0.55)	$0.21	$(1.94)	$1.97
Diluted	$(0.55)	$0.21	$(1.94)	$1.97

Weighted Average Common Shares Outstanding:
Basic	1,102,737,261	1,101,167,082	1,102,281,059	1,100,725,127
Diluted	1,102,737,261	1,102,724,782	1,102,281,059	1,102,487,313

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2024	2023	2024	2023
Net income (loss)	$(608)	$231	$(2,143)	$2,170
Change in value of pension and other postretirement liabilities:
Amortization of prior service cost and net gain, including gain on settlements and curtailments included in net periodic pension cost	—	—	—	1
Net actuarial gain (loss) incurred in period	—	—	2	(2)
Net tax loss attributable to pension termination	—	—	—	(14)
Total change in value of pension and postretirement liabilities	—	—	2	(15)
Comprehensive income (loss)	$(608)	$231	$(2,141)	$2,155

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2024	December 31, 2023

ASSETS	(in millions)
Current assets:
Cash and cash equivalents	$15	$21
Accounts receivable, net	544	680
Derivative assets	363	614
Other current assets	89	100
Total current assets	1,011	1,415
Natural gas and oil properties, using the full cost method, including $1,892 million as of June 30, 2024 and $2,075 million as of December 31, 2023 excluded from amortization	38,737	37,772
Other	578	566
Less: Accumulated depreciation, depletion and amortization	(31,645)	(28,425)
Total property and equipment, net	7,670	9,913
Operating lease assets	136	154
Long-term derivative assets	80	175
Deferred tax assets	849	238
Other long-term assets	104	96
Total long-term assets	1,169	663
TOTAL ASSETS	$9,850	$11,991
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$389	$—
Accounts payable	1,170	1,384
Taxes payable	125	128
Interest payable	77	77
Derivative liabilities	89	79
Current operating lease liabilities	42	44
Other current liabilities	30	17
Total current liabilities	1,922	1,729
Long-term debt	3,784	3,947
Long-term operating lease liabilities	93	107
Long-term derivative liabilities	59	100
Other long-term liabilities	227	220
Total long-term liabilities	4,163	4,374
Commitments and contingencies (Note 10)
Equity:
Common stock, $0.01 par value; 2,500,000,000 shares authorized; issued 1,164,596,399 shares as of June 30, 2024 and 1,163,077,745 shares as of December 31, 2023	12	12
Additional paid-in capital	7,206	7,188
Accumulated deficit	(3,125)	(982)
Accumulated other comprehensive loss	(1)	(3)
Common stock in treasury, 61,614,693 shares as of June 30, 2024 and December 31, 2023	(327)	(327)
Total equity	3,765	5,888
TOTAL LIABILITIES AND EQUITY	$9,850	$11,991

The accompanying notes are an integral part of these consolidated financial statements.

-SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
(in millions)	2024	2023
Cash Flows From Operating Activities:
Net income (loss)	$(2,143)	$2,170
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	488	641
Amortization of debt issuance costs	4	4
Impairments	2,724	—
Deferred income taxes	(606)	7
(Gain) loss on derivatives, unsettled	315	(1,631)
Stock-based compensation	12	5
Loss on early extinguishment of debt	—	19
Other	4	2
Change in assets and liabilities:
Accounts receivable	136	803
Accounts payable	(139)	(363)
Taxes payable	(3)	(20)
Interest payable	—	(5)
Inventories	(1)	(25)
Other assets and liabilities	(4)	(45)
Net cash provided by operating activities	787	1,562

Cash Flows From Investing Activities:
Capital investments	(980)	(1,286)
Proceeds from sale of property and equipment	4	123
Net cash used in investing activities	(976)	(1,163)

Cash Flows From Financing Activities:
Payments on long-term debt	—	(437)
Payments on revolving credit facility	(1,513)	(1,946)
Borrowings under revolving credit facility	1,738	2,006
Change in bank drafts outstanding	(37)	(43)
Cash paid for tax withholding	(5)	(4)
Net cash provided by (used in) financing activities	183	(424)

Decrease in cash and cash equivalents	(6)	(25)
Cash and cash equivalents at beginning of year	21	50
Cash and cash equivalents at end of period	$15	$25

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWESTERN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury		Total
	Shares Issued	Amount				Shares	Amount

	(in millions, except share amounts)
Balance at December 31, 2023	1,163,077,745	$12	$7,188	$(982)	$(3)	61,614,693	$(327)	$5,888
Comprehensive loss:
Net loss	—	—	—	(1,535)	—	—	—	(1,535)
Other comprehensive income	—	—	—	—	2	—	—	2
Total comprehensive loss	—	—	—	—	—	—	—	(1,533)
Stock-based compensation	—	—	10	—	—	—	—	10
Restricted units vested	2,108,403	—	6	—	—	—	—	6
Tax withholding – stock compensation	(726,549)	—	(5)	—	—	—	—	(5)
Balance at March 31, 2024	1,164,459,599	$12	$7,199	$(2,517)	$(1)	61,614,693	$(327)	$4,366
Comprehensive loss:
Net loss	—	—	—	(608)	—	—	—	(608)
Other comprehensive income	—	—	—	—	—	—	—	—
Total comprehensive loss	—	—	—	—	—	—	—	(608)
Stock-based compensation	—	—	7	—	—	—	—	7
Issuance of restricted stock	136,800	—	—	—	—	—	—	—
Restricted units vested	—	—	—	—	—	—	—	—
Tax withholding – stock compensation	—	—	—	—	—	—	—	—
Balance at June 30, 2024	1,164,596,399	$12	$7,206	$(3,125)	$(1)	61,614,693	$(327)	$3,765

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury		Total
	Shares Issued	Amount				Shares	Amount

	(in millions, except share amounts)
Balance at December 31, 2022	1,161,545,588	$12	$7,172	$(2,539)	$6	61,614,693	$(327)	$4,324
Comprehensive loss:
Net income	—	—	—	1,939	—	—	—	1,939
Other comprehensive loss	—	—	—	—	(15)	—	—	(15)
Total comprehensive income	—	—	—	—	—	—	—	1,924
Stock-based compensation	—	—	2	—	—	—	—	2
Restricted units vested	1,999,039	—	8	—	—	—	—	8
Tax withholding – stock compensation	(662,163)	—	(4)	—	—	—	—	(4)
Balance at March 31, 2023	1,162,882,464	$12	$7,178	$(600)	$(9)	61,614,693	$(327)	$6,254
Comprehensive income:
Net income	—	—	—	231	—	—	—	231
Other comprehensive income	—	—	—	—	—	—	—	—
Total comprehensive income	—	—	—	—	—	—	—	231
Stock-based compensation	—	—	4	—	—	—	—	4
Issuance of restricted stock	188,382	—	—	—	—	—	—	—
Restricted stock units vested	9,968	—	—	—	—	—	—	—
Tax withholding – stock compensation	(3,069)	—	—	—	—	—	—	—
Balance at June 30, 2023	1,163,077,745	$12	$7,182	$(369)	$(9)	61,614,693	$(327)	$6,489

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

On June 18, 2024, the shareholders of both the Company and Chesapeake approved the Proposed Merger at their respective special meetings of shareholders. The consummation of the Proposed Merger remains subject to the satisfaction or waiver of customary closing conditions, including the expiration or termination of the extended waiting period imposed by the issuance of a request for additional information and documentary materials by the Federal Trade Commission under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”) and no agreement between or commitment by the Parties and any governmental entity not to consummate the Proposed Merger being in effect. The Company and Chesapeake have each made customary representations and warranties in the Merger Agreement. The Merger Agreement also contains customary pre-closing covenants of the Company and Chesapeake, including, subject to certain exceptions, covenants relating to conducting their respective businesses in the ordinary course consistent with past practice and refraining from taking certain actions, excepting in each case actions expressly permitted or required by the Merger Agreement, required by law or consented to by the other party in writing. The Merger Agreement provides that in the event of termination of the Merger Agreement under certain circumstances, the Company may be required to reimburse Chesapeake’s expenses up to $55.6 million or pay Chesapeake a termination fee equal to $389 million less any expenses previously paid. Further, Chesapeake may be required to reimburse our expenses up to $37.25 million or pay us a termination fee equal to $260 million less any expenses previously paid.

For the three and six months ended June 30, 2024, the Company incurred approximately $10 million and $19 million, respectively, in merger-related expenses, mostly comprised of professional fees, associated with the Proposed Merger.

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

Disaggregation of Revenues
The Company presents a disaggregation of E&P revenues by product on the consolidated statements of operations net of intersegment revenues. The following table reconciles operating revenues as presented on the consolidated statements of operations to the operating revenues by segment:

(in millions)	E&P	Marketing	Intersegment Revenues	Total
Three months ended June 30, 2024
Gas sales	$395	$—	$16	$411
Oil sales	89	—	1	90
NGL sales	158	—	—	158
Marketing	—	1,057	(633)	424
Total	$642	$1,057	$(616)	$1,083
(in millions)
Three months ended June 30, 2023
Gas sales	$535	$—	$16	$551
Oil sales	91	—	1	92
NGL sales	153	—	—	153
Marketing	—	1,231	(756)	475
Other (1)	(2)	—	—	(2)
Total	$777	$1,231	$(739)	$1,269

(in millions)	E&P	Marketing	Intersegment Revenues	Total
Six months ended June 30, 2024
Gas sales	$966	$—	$29	$995
Oil sales	170	—	2	172
NGL sales	332	—	—	332
Marketing	—	2,434	(1,431)	1,003
Other (1)	(2)	—	—	(2)
Total	$1,466	$2,434	$(1,400)	$2,500
(in millions)
Six months ended June 30, 2023
Gas sales	$1,671	$—	$25	$1,696
Oil sales	185	—	2	187
NGL sales	354	—	—	354
Marketing	—	3,272	(2,118)	1,154
Other (1)	(4)	—	—	(4)
Total	$2,206	$3,272	$(2,091)	$3,387
(1)For the six months ended June 30, 2024 and the three and six months ended June 30, 2023, other E&P revenues consist primarily of losses on purchaser imbalances associated with natural gas and certain NGLs.
Associated E&P revenues are also disaggregated for analysis on a geographic basis by the core areas in which the Company operates, which are Appalachia and Haynesville.

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2024	2023	2024	2023
Appalachia	$424	$468	$978	$1,391
Haynesville	218	309	488	815
Total	$642	$777	$1,466	$2,206

Receivables from Contracts with Customers
The following table reconciles the Company’s receivables from contracts with customers to consolidated accounts receivable as presented on the consolidated balance sheet:

(in millions)	June 30, 2024	December 31, 2023
Receivables from contracts with customers	$477	$622
Other accounts receivable	67	58
Total accounts receivable	$544	$680
Amounts recognized against the Company’s allowance for doubtful accounts related to receivables arising from contracts with customers were not significant for both the six months ended June 30, 2024 and year ended December 31, 2023. The Company has no contract assets or contract liabilities associated with its revenues from contracts with customers.
(3) CASH AND CASH EQUIVALENTS
The following table presents a summary of cash and cash equivalents as of June 30, 2024 and December 31, 2023:

(in millions)	June 30, 2024	December 31, 2023
Cash	$1	$1
Marketable securities (1)	14	20
Total	$15	$21
(1)Typically consists of government stable value money market funds.
(4) NATURAL GAS AND OIL PROPERTIES
The Company utilizes the full cost method of accounting for costs related to the development, exploration and acquisition of natural gas and oil properties. Under this method, all such costs (productive and nonproductive), including salaries, benefits and other internal costs directly attributable to these activities, are capitalized on a country-by-country basis and amortized over the estimated lives of the properties using the units-of-production method. These capitalized costs are subject to a ceiling test that limits such pooled costs, net of applicable deferred taxes, to the aggregate of the present value of future net revenues attributable to proved natural gas, oil and NGL reserves discounted at 10% (standardized measure). Any costs in excess of the ceiling are written off as a non-cash expense. The expense may not be reversed in future periods, even though higher natural gas, oil and NGL prices may subsequently increase the ceiling. Companies using the full cost method are required to use the average quoted price from the first day of each month from the previous 12 months, including the impact of derivatives designated for hedge accounting, to calculate the ceiling value of their reserves. The Company had no hedge positions that were designated for hedge accounting as of June 30, 2024. Prices used to calculate the ceiling value of reserves were as follows:

	June 30, 2024	June 30, 2023
Natural gas (per MMBtu)	$2.32	$4.76
Oil (per Bbl)	$79.00	$82.82
NGLs (per Bbl)	$21.55	$25.45
Using the average quoted prices above, adjusted for market differentials, the Company’s net book value of its United States natural gas and oil properties exceeded the ceiling amount at June 30, 2024, resulting in an impairment of $631 million. In the first quarter of 2024, the Company’s net book value of its United States natural gas and oil properties exceeded the ceiling by approximately $2,093 million and resulted in a non-cash ceiling test impairment. Decreases in market prices as well as changes in production rates, levels of reserves, evaluation of costs excluded from amortization, future development costs and production costs could result in future non-cash ceiling test impairments to the Company’s natural gas and oil properties. Given the fall in commodity prices during 2023 and into 2024, the Company expects that an additional non-cash impairment of its asset will likely occur in the third quarter of 2024 and perhaps later.
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

The following table presents the computation of earnings per share for the three and six months ended June 30, 2024 and 2023:

	For the three months ended June 30,		For the six months ended June 30,
(in millions, except share/per share amounts)	2024	2023	2024	2023
Net income (loss)	$(608)	$231	$(2,143)	$2,170

Number of common shares:
Weighted average outstanding	1,102,737,261	1,101,167,082	1,102,281,059	1,100,725,127
Effect of issuance of non-vested restricted common stock	—	834,120	—	812,008
Effect of issuance of non-vested restricted units	—	723,580	—	950,178
Weighted average and dilutive outstanding	1,102,737,261	1,102,724,782	1,102,281,059	1,102,487,313

Earnings (loss) per common share
Basic	$(0.55)	$0.21	$(1.94)	$1.97
Diluted	$(0.55)	$0.21	$(1.94)	$1.97
The following table presents the common stock shares equivalent excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2024 and 2023, as they would have had an antidilutive effect:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Unexercised stock options	—	820,138	229,819	843,100
Unvested restricted common stock	984,868	66,970	981,419	33,670
Restricted units	2,212,995	1,403,519	3,557,404	2,191,937
Performance units	624,391	752,512	580,268	540,478
Total	3,822,254	3,043,139	5,348,910	3,609,185

(6) DERIVATIVES AND RISK MANAGEMENT
The Company is exposed to volatility in market prices and basis differentials for natural gas, oil and NGLs which impacts the predictability of its cash flows related to the sale of those commodities. These risks are managed by the Company’s use of certain derivative financial instruments. As of June 30, 2024 and June 30, 2023, the Company’s derivative financial instruments consisted of fixed price swaps, two-way costless collars, three-way costless collars, basis swaps, and options (calls and puts). A description of the Company’s derivative financial instruments is provided below:

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

The following tables provide information about the Company’s financial instruments that are sensitive to changes in commodity prices and that are used to protect the Company’s exposure. None of the financial instruments below are designated for hedge accounting treatment. The tables present the notional amount, the weighted average contract prices and the fair value by expected maturity dates as of June 30, 2024:

Financial Protection on Production
		Weighted Average Price per MMBtu
	Volume (Bcf)	Swaps	Sold Puts	Purchased Puts	Sold Calls	Basis Differential	Fair Value at June 30, 2024 (in millions)
Natural Gas
2024
Fixed price swaps	267	$3.60	$—	$—	$—	$—	$195
Two-way costless collars	22	—	—	3.07	3.53	—	7
Three-way costless collars	42	—	2.50	3.25	4.24	—	17
Total	331						$219
2025
Fixed price swaps	110	$3.58	$—	$—	$—	$—	$11
Two-way costless collars	73	—	—	3.50	5.40	—	30
Three-way costless collars	161	—	2.59	3.66	5.88	—	64
Total	344						$105

Basis Swaps
2024	60	$—	$—	$—	$—	$(0.71)	$13
2025	9	—	—	—	—	(0.64)	3
Total	69						$16

	Volume (MBbls)	Weighted Average Strike Price per Bbl				Fair Value at June 30, 2024 (in millions)
		Swaps	Sold Puts	Purchased Puts	Sold Calls
Oil
2024
Fixed price swaps	580	$71.50	$—	$—	$—	$(5)
Two-way costless collars	184	—	—	70.00	88.56	—
Three-way costless collars	534	—	56.72	66.72	88.26	—
Total	1,298					$(5)
2025
Fixed price swaps	41	$77.66	$—	$—	$—	$—
Three-way costless collars	1,324	—	58.96	68.96	92.73	(1)
Total	1,365					$(1)
2026
Three-way costless collars	225	—	60.00	70.00	83.32	—

Ethane
2024
Fixed price swaps	4,085	$9.77	$—	$—	$—	$6
2025
Fixed price swaps	3,650	$10.36	$—	$—	$—	$(2)

Propane
2024
Fixed price swaps	3,119	$31.25	$—	$—	$—	$(13)
2025
Fixed price swaps	2,071	$30.73	$—	$—	$—	$(4)

Normal Butane
2024
Fixed price swaps	718	$39.42	$—	$—	$—	$(2)
2025
Fixed price swaps	548	$35.28	$—	$—	$—	$(1)

Natural Gasoline
2024
Fixed price swaps	810	$61.45	$—	$—	$—	$(4)
2025
Fixed price swaps	821	$56.89	$—	$—	$—	$(5)

Other Derivative Contracts
	Volume (Bcf)	Weighted Average Strike Price per MMBtu	Fair Value at June 30, 2024 (in millions)
Call Options – Natural Gas (Net)
2024	37	$6.00	$(1)
2025	73	7.00	(3)
2026	73	7.00	(10)
Total	183		$(14)
At June 30, 2024, the net fair value of the Company’s financial instruments was a $295 million asset. See Note 8 for additional details regarding the Company’s fair value measurements of its derivatives position.
As of June 30, 2024, the Company had no positions designated for hedge accounting treatment. Gains and losses on derivatives that are not designated for hedge accounting treatment, or do not meet hedge accounting requirements, are recorded as a component of gain (loss) on derivatives on the consolidated statements of operations. Accordingly, the gain (loss) on derivatives component of the statement of operations reflects the gains and losses on both settled and unsettled derivatives. Only the settled gains and losses are included in the Company’s realized commodity price calculations.
The balance sheet classification of the assets and liabilities related to derivative financial instruments are summarized below as of June 30, 2024 and December 31, 2023:

Derivative Assets
		Fair Value
(in millions)	Balance Sheet Classification	June 30, 2024	December 31, 2023
Derivatives not designated as hedging instruments:
Fixed price swaps – natural gas	Derivative assets	$227	$466
Fixed price swaps – oil	Derivative assets	—	1
Fixed price swaps – ethane	Derivative assets	7	9
Fixed price swaps – propane	Derivative assets	—	12
Fixed price swaps – normal butane	Derivative assets	—	1
Fixed price swaps – natural gasoline	Derivative assets	—	2
Two-way costless collars – natural gas	Derivative assets	31	36
Two-way costless collars – oil	Derivative assets	—	3
Three-way costless collars – natural gas	Derivative assets	81	62
Three-way costless collars – oil	Derivative assets	3	1
Basis swaps – natural gas	Derivative assets	14	14
Put options – natural gas	Derivative assets	—	8
Fixed price swaps – natural gas	Other long-term assets	5	—
Two-way costless collars – natural gas	Other long-term assets	18	46
Three-way costless collars – natural gas	Other long-term assets	48	116
Three-way costless collars – oil	Other long-term assets	6	10
Basis swaps – natural gas	Other long-term assets	3	4
Total derivative assets		$443	$791

Derivative Liabilities
		Fair Value
(in millions)	Balance Sheet Classification	June 30, 2024	December 31, 2023
Derivatives not designated as hedging instruments:
Fixed price swaps – natural gas	Derivative liabilities	$19	$18
Fixed price swaps – oil	Derivative liabilities	5	2
Fixed price swaps – ethane	Derivative liabilities	1	—
Fixed price swaps – propane	Derivative liabilities	16	1
Fixed price swaps – normal butane	Derivative liabilities	3	—
Fixed price swaps – natural gasoline	Derivative liabilities	7	—
Two-way costless collars – natural gas	Derivative liabilities	6	14
Two-way costless collars – oil	Derivative liabilities	—	1
Three-way costless collars – natural gas	Derivative liabilities	26	27
Three-way costless collars – oil	Derivative liabilities	3	1
Basis swaps – natural gas	Derivative liabilities	1	6
Call options – natural gas	Derivative liabilities	2	1
Put options – natural gas	Derivative liabilities	—	8
Fixed price swaps – natural gas	Long-term derivative liabilities	7	—
Fixed price swaps – ethane	Long-term derivative liabilities	2	—
Fixed price swaps – propane	Long-term derivative liabilities	1	—
Fixed price swaps – natural gasoline	Long-term derivative liabilities	2	—
Two-way costless collars – natural gas	Long-term derivative liabilities	6	15
Three-way costless collars – natural gas	Long-term derivative liabilities	22	60
Three-way costless collars – oil	Long-term derivative liabilities	7	8
Call options – natural gas	Long-term derivative liabilities	12	17
Total derivative liabilities		$148	$179

Net Derivative Position
	June 30, 2024	December 31, 2023
(in millions)
Net current derivative asset	$274	$536
Net long-term derivative asset	21	76
Non-performance risk adjustment	—	(2)
Net total derivative asset	$295	$610

The following tables summarize the before-tax effect of the Company’s derivative instruments on the consolidated statements of operations for the three and six months ended June 30, 2024 and 2023:

Unsettled Gain (Loss) on Derivatives Recognized in Earnings

	Consolidated Statement of Operations Classification of Gain (Loss) on Derivatives, Unsettled	For the three months ended June 30,		For the six months ended June 30,
Derivative Instrument		2024	2023	2024	2023

		(in millions)
Fixed price swaps – natural gas	Gain (Loss) on Derivatives	$(280)	$(24)	$(242)	$937
Fixed price swaps – oil	Gain (Loss) on Derivatives	4	10	(4)	22
Fixed price swaps – ethane	Gain (Loss) on Derivatives	(6)	(9)	(5)	—
Fixed price swaps – propane	Gain (Loss) on Derivatives	1	28	(28)	29
Fixed price swaps – normal butane	Gain (Loss) on Derivatives	(1)	6	(4)	7
Fixed price swaps – natural gasoline	Gain (Loss) on Derivatives	—	6	(11)	7
Two-way costless collars – natural gas	Gain (Loss) on Derivatives	(20)	(11)	(16)	230
Two-way costless collars – oil	Gain (Loss) on Derivatives	1	1	(2)	1
Three-way costless collars – natural gas	Gain (Loss) on Derivatives	(11)	27	(10)	290
Three-way costless collars – oil	Gain (Loss) on Derivatives	—	9	(3)	21
Basis swaps – natural gas	Gain (Loss) on Derivatives	25	98	4	68
Call options – natural gas	Gain (Loss) on Derivatives	1	(34)	4	27
Sold put options - natural gas	Gain (Loss) on Derivatives	—	1	8	(5)
Purchased put options – natural gas	Gain (Loss) on Derivatives	—	(1)	(8)	1
Total gain (loss) on unsettled derivatives		$(286)	$107	$(317)	$1,635

Settled Gain (Loss) on Derivatives Recognized in Earnings (1)

	Consolidated Statement of Operations Classification of Gain (Loss) on Derivatives, Settled	For the three months ended June 30,		For the six months ended June 30,
Derivative Instrument		2024	2023	2024	2023

		(in millions)

Fixed price swaps – natural gas	Gain (Loss) on Derivatives	$232	$160	$372	$115
Fixed price swaps – oil	Gain (Loss) on Derivatives	(4)	(3)	(8)	(7)
Fixed price swaps – ethane	Gain (Loss) on Derivatives	4	5	7	6
Fixed price swaps – propane	Gain (Loss) on Derivatives	—	11	(2)	12
Fixed price swaps – normal butane	Gain (Loss) on Derivatives	1	1	—	1
Fixed price swaps – natural gasoline	Gain (Loss) on Derivatives	(2)	1	(3)	1
Two-way costless collars – natural gas	Gain (Loss) on Derivatives	13	31	22	31
Three-way costless collars – natural gas	Gain (Loss) on Derivatives	13	17	29	(16)
Three-way costless collars – oil	Gain (Loss) on Derivatives	—	(6)	—	(13)
Basis swaps – natural gas	Gain (Loss) on Derivatives	(7)	(7)	(11)	(36)
Call options – natural gas	Gain (Loss) on Derivatives	—	—	—	(7)
Sold put options - natural gas	Gain (Loss) on Derivatives	—	—	(10)	—
Purchased put options – natural gas	Gain (Loss) on Derivatives	—	—	10	—
Total gain on settled derivatives		$250	$210	$406	$87

Total gain (loss) on derivatives (2)		$(35)	$317	$91	$1,718
(1)The Company calculates gain (loss) on derivatives, settled, as the summation of gains and losses on positions that settled within the period.
(2)Total gain (loss) on derivatives includes non-performance risk adjustments of $1 million in gains for the three months ended June 30, 2024 and $2 million in gains and $4 million in losses for the six months ended June 30, 2024 and June 30, 2023, respectively.

Total Gain (Loss) on Derivatives Recognized in Earnings
	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023

	(in millions)
Total gain (loss) on unsettled derivatives	$(286)	$107	$(317)	$1,635
Total gain on settled derivatives	250	210	406	87
Non-performance risk adjustment	1	—	2	(4)
Total gain (loss) on derivatives	$(35)	$317	$91	$1,718
(7) RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables detail the components of accumulated other comprehensive income (loss) for the six months ended June 30, 2024:

(in millions)	Other Postretirement	Foreign Currency	Total
Beginning balance December 31, 2023	$11	$(14)	$(3)
Other comprehensive income before reclassifications	—	—	—
Amounts reclassified from other comprehensive income (1)	2	—	2
Net current-period other comprehensive income	2	—	2
Ending balance June 30, 2024	$13	$(14)	$(1)
(1)Includes a $2 million actuarial gain related to the other postretirement plan.

(8) FAIR VALUE MEASUREMENTS
The carrying amounts and estimated fair values of the Company’s financial instruments as of June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024		December 31, 2023
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$15	$15	$21	$21
2022 revolving credit facility due April 2027	445	445	220	220
Senior notes (1)	3,743	3,598	3,743	3,626
Derivative instruments, net	295	295	610	610
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
Derivative Instruments: The Company measures the fair value of its derivative instruments based upon a pricing model that utilizes market-based inputs, including, but not limited to, the contractual price of the underlying position, current market prices, natural gas and liquids forward curves, discount rates for a similar duration of each outstanding position, volatility factors and non-performance risk. Non-performance risk considers the effect of the Company’s credit standing on the fair value of derivative liabilities and the effect of counterparty credit standing on the fair value of derivative assets. Both inputs to the model are based on published credit default swap rates and the duration of each outstanding derivative position. The Company’s net derivative position was a net asset as of June 30, 2024 and as of December 31, 2023. As of December 31, 2023, the impact of the non-performance risk on the fair value of the Company’s net derivative position resulted in a reduction to the net asset of $2 million.
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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	June 30, 2024
	Fair Value Measurements Using:
(in millions)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets (Liabilities) at Fair Value
Assets
Fixed price swaps	$—	$239	$—	$239
Two-way costless collars	—	49	—	49
Three-way costless collars	—	138	—	138
Basis swaps	—	17	—	17
Liabilities
Fixed price swaps	—	(63)	—	(63)
Two-way costless collars	—	(12)	—	(12)
Three-way costless collars	—	(58)	—	(58)
Basis swaps	—	(1)	—	(1)
Call options	—	(14)	—	(14)
Total	$—	$295	$—	$295

	December 31, 2023
	Fair Value Measurements Using:
(in millions)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets (Liabilities) at Fair Value
Assets
Fixed price swaps	$—	$491	$—	$491
Two-way costless collars	—	85	—	85
Three-way costless collars	—	189	—	189
Basis swaps	—	18	—	18
Purchase Put - Natural Gas	—	8	—	8
Liabilities
Fixed price swaps	—	(21)	—	(21)
Two-way costless collars	—	(30)	—	(30)
Three-way costless collars	—	(96)	—	(96)
Basis swaps	—	(6)	—	(6)
Call options	—	(18)	—	(18)
Put options	—	(8)	—	(8)
Total (1)	$—	$612	$—	$612
(1)Excludes a net reduction to the asset fair value of $2 million related to estimated non-performance risk.

(9) DEBT
The components of debt as of June 30, 2024 and December 31, 2023 consisted of the following:

	June 30, 2024
(in millions)	Debt Instrument	Unamortized Issuance Expense		Unamortized Debt Premium/Discount	Total
Current portion of long-term debt:
4.95% Senior Notes due January 2025 (1)	$389	$—		$—	$389
Total current portion of long-term debt	$389	$—		$—	$389

Long-term debt:
Variable rate (7.18% at June 30, 2024) 2022 revolving credit facility, due April 2027	$445	$—	(2)	$—	$445
8.375% Senior Notes due September 2028	304	(3)		—	301
5.375% Senior Notes due February 2029	700	(4)		17	713
5.375% Senior Notes due March 2030	1,200	(12)		—	1,188
4.75% Senior Notes due February 2032	1,150	(13)		—	1,137
Total long-term debt	$3,799	$(32)		$17	$3,784

Total debt	$4,188	$(32)		$17	$4,173

	December 31, 2023
(in millions)	Debt Instrument	Unamortized Issuance Expense		Unamortized Debt Premium/Discount	Total
Variable rate (7.20% at December 31, 2023) 2022 revolving credit facility, due April 2027	$220	$—	(2)	$—	$220
4.95% Senior Notes due January 2025 (1)	389	—		—	389
8.375% Senior Notes due September 2028	304	(3)		—	301
5.375% Senior Notes due February 2029	700	(5)		18	713
5.375% Senior Notes due March 2030	1,200	(13)		—	1,187
4.75% Senior Notes due February 2032	1,150	(13)		—	1,137
Total debt	$3,963	$(34)		$18	$3,947
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
(2)At June 30, 2024 and December 31, 2023, unamortized issuance expense of $13 million and $15 million, respectively, associated with the 2022 credit facility (as defined below) was classified as other long-term assets on the consolidated balance sheets.
The following is a summary of scheduled debt maturities by year as of June 30, 2024:

(in millions)
2024	$—
2025	389
2026	—
2027	445
2028	304
Thereafter	3,050
$4,188

Credit Facilities
2022 Credit Facility
On April 8, 2022, the Company entered into an Amended and Restated Credit Agreement that replaces its previous credit facility, that as amended, has a maturity date of April 2027 (the “2022 credit facility”). As of June 30, 2024, the 2022 credit facility has an aggregate maximum revolving credit amount and borrowing base of $3.5 billion and elected five-year revolving commitments of $2.0 billion (the “Five-Year Tranche”). The borrowing base is subject to redetermination at least twice a year, which typically occurs in April and October, and is secured by substantially all of the assets owned by the Company and its subsidiaries. On March 29, 2024, the Company’s borrowing base was reaffirmed at $3.5 billion and the Five-Year Tranche was reaffirmed at $2.0 billion with a maturity date of April 8, 2027.
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
The 2022 credit facility contains customary events of default that include, among other things, the failure to comply with the financial covenants described above, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments and cross-defaults to material indebtedness. If an event of default occurs and is continuing, all amounts outstanding under the 2022 credit facility may become immediately due and payable. As of June 30, 2024, the Company was in compliance with all of the covenants of the credit agreement in all material respects.
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
As of June 30, 2024, the Company had no outstanding letters of credit and $445 million in borrowings outstanding under the 2022 credit facility. The Company currently does not anticipate being required to supply a materially greater amount of letters of credit under its existing contracts.
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
(10) COMMITMENTS AND CONTINGENCIES
Operating Commitments and Contingencies
As of June 30, 2024, the Company’s contractual obligations for demand and similar charges under firm transportation and gathering agreements to guarantee access capacity on natural gas and liquids pipelines and gathering systems totaled approximately $8.9 billion, $1.2 billion of which related to access capacity on future pipeline and gathering infrastructure projects that still require the granting of regulatory approvals and additional construction efforts. As of June 30, 2024, the Company also had guarantee obligations of up to $944 million of that total amount. As of June 30, 2024, future payments under non-cancelable firm transportation and gathering agreements are as follows:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	5 to 8 Years	More than 8 Years
Infrastructure currently in service	$7,745	$1,003	$1,946	$1,638	$1,597	$1,561
Pending regulatory approval and/or construction (1)	1,160	66	172	186	272	464
Total transportation charges	$8,905	$1,069	$2,118	$1,824	$1,869	$2,025

(1)Based on estimated in-service dates as of June 30, 2024.
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
Litigation
The Company is subject to various litigation, claims and proceedings, most of which have arisen in the ordinary course of business, such as for alleged breaches of contract, miscalculation of royalties, employment matters, traffic accidents, pollution, contamination, encroachment on others’ property or nuisance. The Company accrues for litigation, claims and proceedings when a liability is both probable and the amount can be reasonably estimated. As of June 30, 2024, the Company does not currently have any material amounts accrued related to litigation matters, including the case discussed below. For any matters not accrued for, it is not possible at this time to estimate the amount of any additional loss, or range of loss, that is reasonably possible, but, based on the nature of the claims, management believes that current litigation, claims and proceedings, individually or in aggregate and after taking into account insurance, are not likely to have a material adverse impact on the Company’s financial position, results of operations or cash flows, for the period in which the effect of that outcome becomes reasonably estimable. Many of these matters are in early stages, so the allegations and the damage theories have not been fully developed, and are all subject to inherent uncertainties; therefore, management’s view may change in the future.
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
On September 13, 2018, Indigo and other defendants filed a variety of exceptions in response to the plaintiffs’ petition in this matter. Since the initial filing, supplemental petitions have been filed joining additional individuals and entities as plaintiffs in the matter. On September 29, 2020, plaintiffs filed their fourth supplemental and amending petition in response to the court’s order ruling that plaintiffs’ claims were improperly vague and failed to identify with reasonable specificity the defendants’ allegedly wrongful conduct. Indigo and the majority of the other defendants filed several exceptions to plaintiffs’ fourth amended petition challenging the sufficiency of plaintiffs’ allegations and seeking dismissal of certain claims. On February 18, 2021, plaintiffs filed a fifth supplemental and amending petition, which seeks to augment the claims of select plaintiffs. On October 11, 2021, a sixth supplemental petition was filed which seeks to add the Company as a party to the litigation which the Company has opposed. Plaintiffs later filed seventh and eighth supplemental petitions naming additional defendants. On July 23, 2024, the parties finalized a settlement agreement resolving the Plaintiffs’ claims, which did not have a material impact on the Company’s consolidated financial statements.
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
(11) INCOME TAXES
The Company’s effective tax rate was approximately 22% for the three and six months ended June 30, 2024 and (2)% and 0% for the three and six months ended June 30, 2023, respectively. The effective tax rate for the three and six months ended June 30, 2023 was primarily the result of the partial release of the valuation allowances against the Company’s U.S. deferred tax assets in the first and second quarters of 2023. A valuation allowance for deferred tax assets, including net operating losses (“NOLs”), is recognized when it is more likely than not that some or all of the benefit from the deferred tax assets will not be realized. To assess that likelihood, the Company uses estimates and judgment regarding future taxable income and considers the tax consequences in the jurisdiction where such taxable income is generated, to determine whether a valuation allowance is required. Such evidence can include current financial position, results of operations, both actual and forecasted, the reversal of deferred tax liabilities and tax planning strategies as well as current and forecasted business economics of the oil and gas industry.
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
Due to the issuance of common stock associated with the Indigo merger in September 2021, the Company incurred a cumulative ownership change and as such, the Company’s NOLs prior to the acquisition are subject to an annual limitation under Internal Revenue Code Section 382 of approximately $48 million. The ownership changes and resulting annual limitation will result in the expiration of NOLs or other tax attributes otherwise available. At June 30, 2024, the Company had approximately $4 billion of federal NOL carryovers, of which approximately $3 billion expire between 2035 and 2037 and $1 billion have an indefinite carryforward life. The Company currently estimates that approximately $2 billion of these federal NOLs will expire before they are able to be used and accordingly, no value has been ascribed to these NOLs on the Company’s balance sheet. If a subsequent ownership change were to occur as a result of future transactions in the Company’s common stock, the Company’s use of remaining U.S. tax attributes may be further limited.
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
The Company issues performance unit awards to employees which historically have vested at or over three years. The performance units granted in 2021, 2022, and 2023 cliff-vest at the end of three years. There were no performance unit awards granted as of June 30, 2024.

The Company recognized the following amounts in total related to long-term incentive compensation costs for the three and six months ended June 30, 2024 and 2023:

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2024	2023	2024	2023
Long-term incentive compensation – expensed	$9	$7	$20	$11
Long-term incentive compensation – capitalized	$5	$4	$11	$7
Equity-Classified Awards
The Company recognized the following amounts in employee equity-classified stock-based compensation costs for the three and six months ended June 30, 2024 and 2023:

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2024	2023	2024	2023
Equity-classified awards – expensed	$5	$4	$12	$5
Equity-classified awards – capitalized	$2	$—	$5	$1
Equity-Classified Stock Options
The following table summarizes equity-classified stock option activity for the six months ended June 30, 2024 and provides information for options outstanding and options exercisable as of June 30, 2024:

	Number of Options	Weighted Average Exercise Price
(in thousands)
Outstanding at December 31, 2023	820	$8.59
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(820)	$8.59
Outstanding at June 30, 2024	—	$—
Exercisable at June 30, 2024	—	$—
Equity-Classified Restricted Stock
As of June 30, 2024, there was $1 million of total unrecognized compensation cost related to the Company’s unvested equity-classified restricted stock grants. This cost is expected to be recognized over a weighted-average period of 0.9 years. The following table summarizes equity-classified restricted stock activity for the six months ended June 30, 2024 and provides information for unvested shares as of June 30, 2024:

	Number of Shares	Weighted Average Fair Value
	(in thousands)
Unvested shares at December 31, 2023	169	$5.09
Granted	246	$7.31
Vested	(333)	$6.18
Forfeited	—	$—
Unvested shares at June 30, 2024	82	$7.31

Equity-Classified Restricted Stock Units
As of June 30, 2024, there was $16 million of total unrecognized compensation cost related to the Company’s unvested equity-classified restricted stock units. This cost is expected to be recognized over a weighted-average period of 2.4 years. The following table summarizes equity-classified restricted stock units for the six months ended June 30, 2024 and provides information for unvested units as of June 30, 2024.

	Number of Shares	Weighted Average Fair Value
	(in thousands)
Unvested units at December 31, 2023	2,706	$4.74
Granted	3,182	$7.10
Vested	(1,084)	$4.69
Forfeited	—	$—
Unvested units at June 30, 2024	4,804	$6.32
Equity-Classified Performance Units
In each year from 2018 to 2023, the Company granted performance units that vest at the end of, or over, a three-year period and are payable in either cash or shares. The performance units granted from 2020 through 2021 were accounted for as liability-classified awards as further described below. In 2022 and 2023, two types of performance units were granted. The first type of awards were liability-classified given the awards are payable only in cash as prescribed under the compensation agreements. The second type of awards granted during 2022 and 2023 have been accounted for as equity-classified awards given the intention to settle these awards in stock. The equity-classified awards were recognized at their fair value as of the grant date and are amortized throughout the vesting period. The 2022 and 2023 performance unit awards include a market condition based on relative TSR (as defined below). No performance units were granted in 2024. The fair values of the market conditions were calculated by Monte Carlo models as of the grant date. As of June 30, 2024, there was $4 million of total unrecognized compensation costs related to the Company’s unvested equity-classified performance units. This cost is expected to be recognized over a weighted-average period of 1.4 years.

	Number of Shares	Weighted Average Fair Value
	(in thousands)
Unvested units at December 31, 2023	1,757	$6.08
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Unvested units at June 30, 2024	1,757	$6.08
Liability-Classified Awards
The Company recognized the following amounts in employee liability-classified stock-based compensation costs for the three and six months ended June 30, 2024:

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2024	2023	2024	2023
Liability-classified stock-based compensation cost – expensed	$1	$—	$2	$1
Liability-classified stock-based compensation cost – capitalized	$—	$1	$—	$1

Liability-Classified Restricted Stock Units
In each year from 2018 to 2020, the Company granted restricted stock units that vest over a period of four years and are payable in either cash or shares at the option of the Compensation Committee of the Company’s Board. The liability-classified awards granted in 2021 vest over a period of three years. The Company has accounted for these as liability-classified awards, and accordingly changes in the market value of the instruments will be recorded to general and administrative expense and capitalized expense over the vesting period of the award. As of June 30, 2024, the liability-classified restricted stock units fully vested.

	Number of Units	Weighted Average Fair Value
	(in thousands)
Unvested units at December 31, 2023	1,741	$4.67
Granted	—	$—
Vested	(1,741)	$6.93
Forfeited	—	$—
Unvested units at June 30, 2024	—	$—
Liability-Classified Performance Units
In each year from 2018 to 2023, the Company granted performance units that vest at the end of, or over, a three-year period and are payable in either cash or shares. The performance units granted in 2020 vest over a three-year period and are payable in cash as prescribed under the compensation agreements and have been accounted for as liability-classified awards. The Company granted two types of performance units in 2021 that vest over a three-year period. One type is payable in cash as prescribed under the compensation agreements and the other type is payable in either cash or stock at the option of the Compensation Committee of the Company’s Board. Both award types have been accounted for as liability-classified awards. The Company granted two types of performance units in 2022 and 2023 that vest over a three-year period. For both 2022 and 2023, one type of award is payable in cash as prescribed under the compensation agreements and has been liability-classified while the other type is equity-classified as further discussed above. No performance units were granted in 2024. Changes in the fair market value of the instruments for liability-classified awards are recorded to general and administrative expense and capitalized expense over the vesting period of the awards.
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
As of June 30, 2024, there was $3 million of total unrecognized compensation cost related to liability-classified performance units. This cost is expected to be recognized over a weighted-average period of 1.5 years. The amount of unrecognized compensation cost for liability-classified awards will fluctuate over time as they are marked to market. The final value of the performance unit awards is contingent upon the Company’s actual performance against these performance measures.

	Number of Units	Weighted Average Fair Value
	(in thousands)
Unvested units at December 31, 2023	12,152	$0.94
Granted	—	$—
Vested	(3,365)	$1.59
Forfeited	—	$—
Unvested units at June 30, 2024	8,787	$0.65

Cash-Based Compensation
The Company recognized the following amounts in performance cash award compensation costs for the three and six months ended June 30, 2024 and 2023:

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2024	2023	2024	2023
Performance cash awards – expensed	$3	$3	$6	$5
Performance cash awards – capitalized	$3	$3	$6	$5
Performance Cash Awards
From 2020 through 2022 the Company granted performance cash awards that vest over a four-year period and are payable in cash on an annual basis. In 2023 and 2024, the Company granted performance cash awards that vest over a three-year period and are payable in cash on an annual basis. The value of each unit of the award equals one dollar. The Company recognizes the cost of these awards as general and administrative expense and capitalized expense over the vesting period of the awards. The performance cash awards granted from 2020 through 2024 include a performance condition determined annually by the Company. For all years, the performance measure is a targeted discretionary cash flow amount. If the Company, in its sole discretion, determines that the threshold was not met, the amount for that vesting period will not vest and will be cancelled. As of June 30, 2024, there was $47 million of total unrecognized compensation cost related to performance cash awards. This cost is expected to be recognized over a weighted-average period of 2.1 years. The final value of the performance cash awards is contingent upon the Company’s actual performance against these performance measures.

	Number of Units	Weighted Average Fair Value
	(in thousands)
Unvested units at December 31, 2023	49,678	$1.00
Granted	28,202	$1.00
Vested	(20,373)	$1.00
Forfeited	(805)	$1.00
Unvested units at June 30, 2024	56,702	$1.00
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

	Exploration and Production		Marketing	Total Reportable Segments	Other	Total

Three months ended June 30, 2024	(in millions)
Revenues from external customers	$659		$424	$1,083	$—	$1,083
Intersegment revenues	(17)		633	616	—	616
Depreciation, depletion and amortization expense	224		2	226	—	226
Impairments	631		—	631	—	631
Operating income (loss)	(715)		6	(709)	—	(709)
Interest expense (1)	37		—	37	—	37
Loss on derivatives	(35)		—	(35)	—	(35)
Other loss, net	(3)		—	(3)	—	(3)
Benefit for income taxes (1)	(176)		—	(176)	—	(176)
Assets	9,253	(2)	452	9,705	145	9,850
Capital investments (3)	429		—	429	1	430

Three months ended June 30, 2023
Revenues from external customers	$794		$475	$1,269	$—	$1,269
Intersegment revenues	(17)		756	739	—	739
Depreciation, depletion and amortization expense	326		2	328	—	328
Operating income (loss)	(70)		13	(57)	—	(57)
Interest expense (1)	34		—	34	—	34
Gain on derivatives	317		—	317	—	317
Provision for income taxes (1)	(5)		—	(5)	—	(5)
Assets	12,413	(2)	438	12,851	150	13,001
Capital investments (3)	593		—	593	2	595

	Exploration and Production		Marketing	Total Reportable Segments	Other	Total

Six months ended June 30, 2024	(in millions)
Revenues from external customers	$1,497		$1,003	$2,500	$—	$2,500
Intersegment revenues	(31)		1,431	1,400	—	1,400
Depreciation, depletion and amortization expense	485		3	488	—	488
Impairments	2,724		—	2,724	—	2,724
Operating income (loss)	(2,776)		10	(2,766)	—	(2,766)
Interest expense (1)	72		—	72	—	72
Gain on derivatives	91		—	91	—	91
Other loss, net	(2)		—	(2)	—	(2)
Benefit for income taxes (1)	(606)		—	(606)	—	(606)
Assets	9,253	(2)	452	9,705	145	9,850
Capital investments (4)	966		—	966	2	968

Six months ended June 30, 2023
Revenues from external customers	$2,233		$1,154	$3,387	$—	$3,387
Intersegment revenues	(27)		2,118	2,091	—	2,091
Depreciation, depletion and amortization expense	638		3	641	—	641
Operating income (loss)	508		41	549	—	549
Interest expense (1)	70		—	70	—	70
Gain on derivatives	1,718		—	1,718	—	1,718
Loss on early extinguishment of debt	—		—	—	(19)	(19)
Other loss, net	(1)		—	(1)	—	(1)
Provision for income taxes (1)	7		—	7	—	7
Assets	12,413	(2)	438	12,851	150	13,001
Capital investments (4)	1,257		—	1,257	3	1,260
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
(3)Capital investments include decreases of $31 million and $22 million for the three months ended June 30, 2024 and June 30, 2023, respectively, and decreases of $17 million and $28 million for the six months ended June 30, 2024 and June 30, 2023, respectively, relating to the change in accrued expenditures between periods.
The following table presents the breakout of other assets, which represent corporate assets not allocated to segments and assets for non-reportable segments as of June 30, 2024 and 2023:

	As of June 30,
(in millions)	2024	2023
Cash and cash equivalents	$15	$25
Accounts receivable	—	1
Prepayments	15	11
Property, plant and equipment	24	21
Unamortized debt expense	13	17
Right-of-use lease assets	48	53
Non-qualified retirement plan	3	3
Long-term deferred tax asset	2	—
Other long-term assets (1)	25	19
	$145	$150
(1)Consists primarily of costs associated with the development of the Company’s enterprise resource technology as of June 30, 2024 and residual assets associated with the Company’s pension plan as of June 30, 2023, respectively.
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following updates information as to Southwestern Energy Company’s financial condition provided in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”) and analyzes the changes in the results of operations between the three and six month periods ended June 30, 2024 and 2023. For definitions of commonly used natural gas and oil terms used in this Quarterly Report, please refer to the “Glossary of Certain Industry Terms” provided in our 2023 Annual Report.
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

OVERVIEW
Proposed Merger with Chesapeake
On January 10, 2024, we entered into a Merger Agreement with Chesapeake, Merger Sub and LLC Sub, pursuant to which, among other things, we will survive as a wholly owned subsidiary of Chesapeake. Under the terms of the Merger Agreement, each eligible share of our common stock will be converted into the right to receive 0.0867 shares of Chesapeake common stock. On June 18, 2024, the shareholders of both the Company and Chesapeake approved the Proposed Merger at their respective special meetings of shareholders. Completion of the Proposed Merger remains subject to certain conditions, including certain governmental and regulatory approvals. The Proposed Merger is currently expected to close in the second half of 2024; however, no assurance can be given as to when, or if, the Proposed Merger will occur.
The above description of the Merger Agreement and the transactions contemplated thereby, including certain referenced terms, is a summary of certain principal terms and conditions contained in the Merger Agreement, a copy of which is attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed January 11, 2024.
On April 4, 2024, Southwestern and Chesapeake each received a request for additional information and documentary material (collectively, the “Second Request”) from the Federal Trade Commission (the “FTC”), as disclosed in the Company’s Current Report on Form 8-K, filed April 5, 2024. Issuance of the Second Request extends the waiting period imposed by the HSR Act until 30 days after each of Southwestern and Chesapeake have substantially complied with the Second Request, unless the waiting period is earlier terminated or otherwise amended. Southwestern and Chesapeake will continue to cooperate fully with the FTC in its review.
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
Recent Financial and Operating Results
Significant second quarter 2024 operating and financial results include:
Total Company
•Net loss of $608 million, or ($0.55) per diluted share, decreased compared to net income of $231 million, or $0.21 per diluted share, for the same period in 2023. Net income decreased due to lower operating income of $652 million primarily associated with a full cost ceiling test impairment write-down of $631 million along with lower realized pricing and production, and a lower net derivative position of approximately $352 million. The decrease in net income from the second quarter of 2023 to the second quarter of 2024 was partially offset by an increase in our income tax benefit of $171 million.
•Operating loss of $709 million increased compared to an operating loss of $57 million for the same period in 2023 on a consolidated basis. Operating loss increased due to a $186 million decrease in operating revenues, attributable to lower realized pricing and production in addition to a full cost ceiling test impairment write-down of $631 million. The decrease in operating income from the second quarter of 2023 to the second quarter of 2024 was partially offset by lower operating costs of $165 million primarily associated with the impact of lower realized pricing and production on marketing purchases and production taxes.
•Net cash provided by operating activities of $291 million decreased as compared to $425 million for the same period in 2023. The decrease was primarily attributable to the impact of lower commodity pricing on revenues of $60 million and lower production of $77 million, decreased changes in working capital of $49 million and higher interest expense of $3 million. The decreases were partially offset by an increase in our settled derivative positions of $40 million and lower operating expenses of $19 million, excluding non-cash expenses.
•Total capital investment of $430 million in the second quarter of 2024 decreased 28% from $595 million for the same period in 2023 primarily due to lower activity levels associated with lower commodity pricing period over period.
E&P
•E&P operating loss of $715 million in the second quarter of 2024 increased from an operating loss of $70 million in the second quarter of 2023 for a total increased operating loss of $645 million, primarily due to $631 million of non-cash full cost ceiling test impairments recognized during the second quarter of 2024 along with a $135 million decrease in E&P operating revenues. Lower operating revenues resulted from a $0.14 per Mcfe decrease in our realized weighted average price per Mcfe (excluding derivatives) and a 44 Bcfe decrease in our production volumes. The decrease in operating income was partially offset by a $121 million decrease in E&P operating costs and expenses, excluding $631 million of non-cash full cost ceiling test impairments recognized during the second quarter of 2024.
•Total net production of 379 Bcfe, which was comprised of 85% natural gas and 15% oil and NGLs, decreased 10% from 423 Bcfe in the same period in 2023, primarily due to an 11% decrease in our natural gas production as a result of lower activity period over period.
•Excluding the effect of derivatives, our realized natural gas price of $1.22 per Mcf decreased 17%, our realized oil price of $70.14 per barrel increased 11% from $63.20 and our realized NGL price of $20.06 per barrel increased 8%, as compared to the same period in 2023. Excluding the effect of derivatives, our total weighted average realized price of $1.70 per Mcfe decreased 8% from the same period in 2023.
•E&P segment invested $429 million in capital; drilling 30 wells, completing 23 wells and placing 22 wells to sales.
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
•Protecting Financial Strength. We intend to protect our financial strength by lowering our leverage ratio and total debt; maintaining a strong liquidity position and attractive debt maturity profile; improving our credit ratings; lowering our weighted average cost of debt; and deploying hedges to balance revenue protection with commodity price upside exposure.
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
E&P

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2024	2023	2024	2023
Revenues	$642	$777	$1,466	$2,206
Operating costs and expenses (1)	1,357	847	4,242	1,698
Operating income (loss)	$(715)	$(70)	$(2,776)	$508

Gain on derivatives, settled	$250	$210	$406	$87
(1)Includes $10 million and $19 million in merger-related expenses for the three and six months ended June 30, 2024, respectively.
•E&P segment operating loss increased $645 million for the three months ended June 30, 2024, compared to an operating loss of $70 million during the same period in 2023. Excluding the impact of the $631 million non-cash full cost ceiling test impairments, the decrease was primarily due to a $135 million decrease in E&P operating revenues resulting from an 8% decrease in our realized weighted average price per Mcfe (excluding derivatives) and a 10% decrease in production volumes partially offset by a $121 million decrease in E&P operating costs and expenses, excluding the impact of the $631 million non-cash full cost ceiling test impairment incurred during the second quarter of 2024.
•E&P segment operating income decreased $3,284 million for the six months ended June 30, 2024, compared to operating income of $508 million during the same period in 2023. Excluding the impact of the $2,724 million non-cash full cost ceiling test impairments, the decrease was primarily due to a $740 million decrease in E&P operating revenues resulting from a 27% decrease in our realized weighted average price per Mcfe (excluding derivatives) and a 9% decrease in production volumes partially offset by a $180 million decrease in E&P operating costs and expenses.
Revenues
The following illustrates the effects on sales revenues associated with changes in commodity prices and production volumes:

	Three months ended June 30,
(in millions except percentages)	Natural Gas	Oil	NGLs	Total
2023 sales revenues (1)	$535	$91	$153	$779
Changes associated with prices	(80)	9	11	(60)
Changes associated with production volumes	(60)	(11)	(6)	(77)
2024 sales revenues	$395	$89	$158	$642
Increase (decrease) from 2023	(26%)	(2%)	3%	(18%)

	Six months ended June 30,
(in millions except percentages)	Natural Gas	Oil	NGLs	Total
2023 sales revenues (1)	$1,671	$185	$354	$2,210
Changes associated with prices	(544)	9	6	(529)
Changes associated with production volumes	(161)	(24)	(28)	(213)
2024 sales revenues (2)	$966	$170	$332	$1,468
Increase (decrease) from 2023	(42%)	(8%)	(6%)	(34%)
(1)Excludes $2 million and $4 million in other operating revenues for the three and six months ended June 30, 2023, respectively, primarily related to gas balancing losses.

(2)Excludes $2 million in other operating revenues for the six months ended June 30, 2024 primarily related to gas balancing losses.
Production Volumes

	For the three months ended June 30,		Increase/(Decrease)	For the six months ended June 30,		Increase/(Decrease)
Production volumes:	2024	2023		2024	2023
Natural Gas (Bcf)
Appalachia	192	199	(4)%	379	392	(3)%
Haynesville	132	166	(20)%	270	326	(17)%
Total	324	365	(11)%	649	718	(10)%

Oil (MBbls)
Appalachia	1,256	1,434	(12)%	2,482	2,843	(13)%
Haynesville	5	7	(29)%	10	15	(33)%
Other	—	—	—%	—	1	(100)%
Total	1,261	1,441	(12)%	2,492	2,859	(13)%

NGL (MBbls)
Appalachia	7,908	8,240	(4)%	15,168	16,480	(8)%
Haynesville	—	5	(100)%	1	5	(80)%
Other	—	2	(100)%	—	2	(100)%
Total	7,908	8,247	(4)%	15,169	16,487	(8)%

Production volumes by area: (Bcfe)
Appalachia	247	257	(4)%	485	508	(5)%
Haynesville	132	166	(20)%	270	326	(17)%
Total	379	423	(10)%	755	834	(9)%

Production volumes by formation: (Bcfe)
Marcellus Shale	215	228	(6)%	428	448	(4)%
Utica Shale	33	29	14%	57	60	(5)%
Haynesville Shale	72	97	(26)%	150	195	(23)%
Bossier Shale	59	69	(14)%	120	131	(8)%
Total	379	423	(10)%	755	834	(9)%

Production percentage:
Natural gas	85%	86%		86%	86%
Oil	2%	2%		2%	2%
NGL	13%	12%		12%	12%
•E&P production volumes decreased by 44 Bcfe and 79 Bcfe for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023. The decrease in production volumes is primarily attributable to lower natural gas production as a result of our moderation of activity related to the decrease in near-term natural gas prices.
•Oil and NGL production decreased 5% and 9% for the three and six months ended June 30, 2024 as compared to the same periods in 2023, primarily due to our moderation of activity related to the decrease in near-term pricing.
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

	For the three months ended June 30,		Increase/(Decrease)	For the six months ended June 30,		Increase/(Decrease)
	2024	2023		2024	2023
Natural Gas Price:
NYMEX Henry Hub Price ($/MMBtu) (1)	$1.89	$2.10	(10)%	$2.07	$2.76	(25)%
Discount to NYMEX (2)	(0.67)	(0.63)	6%	(0.58)	(0.43)	35%
Average realized gas price, excluding derivatives ($/Mcf)	$1.22	$1.47	(17)%	$1.49	$2.33	(36)%
Loss on settled financial basis derivatives ($/Mcf)	(0.02)	(0.02)		(0.02)	(0.05)
Gain on settled commodity derivatives ($/Mcf)	0.80	0.57		0.65	0.17
Average realized gas price, including derivatives ($/Mcf)	$2.00	$2.02	(1)%	$2.12	$2.45	(13)%

Oil Price:
WTI oil price ($/Bbl) (3)	$80.57	$73.78	9%	$78.76	$74.96	5%
Discount to WTI (4)	(10.43)	(10.58)	(1)%	(10.63)	(10.41)	2%
Average realized oil price, excluding derivatives ($/Bbl)	$70.14	$63.20	11%	$68.13	$64.55	6%
Loss on settled derivatives ($/Bbl)	(3.47)	(6.38)		(3.23)	(7.06)
Average realized oil price, including derivatives ($/Bbl)	$66.67	$56.82	17%	$64.90	$57.49	13%

NGL Price:
Average realized NGL price, excluding derivatives ($/Bbl)	$20.06	$18.63	8%	$21.89	$21.51	2%
Gain on settled derivatives ($/Bbl)	0.35	2.22		0.12	1.20
Average realized NGL price, including derivatives ($/Bbl)	$20.41	$20.85	(2)%	$22.01	$22.71	(3)%
Percentage of WTI, excluding derivatives	25%	25%		28%	29%

Total Weighted Average Realized Price:
Excluding derivatives ($/Mcfe)	$1.70	$1.84	(8)%	$1.94	$2.65	(27)%
Including derivatives ($/Mcfe)	$2.35	$2.33	1%	$2.48	$2.75	(10)%
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

The tables below present the amount of our future natural gas production in which the impact of basis volatility has been limited through derivatives and physical sales arrangements as of June 30, 2024:

	Volume (Bcf)	Basis Differential
Basis Swaps – Natural Gas
2024	60	$(0.71)
2025	9	(0.64)
Total	69

Physical NYMEX Sales Arrangements – Natural Gas (1)
2024	455	$(0.24)
2025	629	(0.14)
2026	425	(0.07)
2027	341	(0.04)
2028	302	(0.02)
2029	252	(0.01)
2030	105	(0.01)
Total	2,509
(1)Based on last day settlement prices from monthly futures contracts.
In addition to protecting basis, the table below presents the amount of our future production in which price is financially protected as of June 30, 2024:

	Remaining 2024	Full Year 2025	Full Year 2026
Natural gas (Bcf)	331	344	—
Oil (MBbls)	1,298	1,365	225
Ethane (MBbls)	4,085	3,650	—
Propane (MBbls)	3,119	2,071	—
Normal butane (MBbls)	718	548	—
Natural gasoline (MBbls)	810	821	—
Total financial protection on future production (Bcfe)	391	395	1
We refer you to Note 6 of the consolidated financial statements included in this Quarterly Report for additional details about our derivative instruments.
Operating Costs and Expenses

	For the three months ended June 30,		Increase/(Decrease)	For the six months ended June 30,		Increase/(Decrease)
(in millions except percentages)	2024	2023		2024	2023
Lease operating expenses	$407	$425	(4)%	$830	$855	(3)%
General & administrative expenses	41	37	11%	91	79	15%
Merger-related expenses	10	—	100%	19	—	100%
Taxes, other than income taxes	44	59	(25)%	93	126	(26)%
Full cost pool amortization	220	324	(32)%	477	632	(25)%
Non-full cost pool DD&A	4	2	100%	8	6	33%
Full cost pool write-down	631	—	100%	2,724	—	100%
Total operating costs	$1,357	$847	60%	$4,242	$1,698	150%

	For the three months ended June 30,		Increase/	For the six months ended June 30,		Increase/
Average unit costs per Mcfe:	2024	2023	(Decrease)	2024	2023	(Decrease)
Lease operating expenses (1)	$1.08	$1.00	8%	$1.10	$1.03	7%
General & administrative expenses (2)	$0.11	$0.09	22%	$0.12	$0.09	33%
Taxes, other than income taxes	$0.11	$0.14	(21)%	$0.12	$0.15	(20)%
Full cost pool amortization	$0.58	$0.77	(25)%	$0.63	$0.76	(17)%
(1)Includes post-production costs such as gathering, processing, fractionation and compression.
(2)Excludes $10 million and $19 million of merger-related expenses for the three and six months ended June 30, 2024, respectively.
Lease Operating Expenses
•Lease operating expenses decreased $18 million and $25 million for the three and six months ended June 30, 2024, respectively compared to the same periods in 2023, primarily attributable to lower production volumes more than offsetting the impact of inflation and incremental costs from additional infrastructure becoming operational. For the three and six months ended June 30, 2024, these factors combined to increase lease operating expenses $0.08 and $0.07 per Mcfe compared to the same period in 2023, respectively.
General and Administrative Expenses
•General and administrative expenses increased $4 million or $0.02 per Mcfe for the three months ended June 30, 2024 and $12 million or $0.03 per Mcfe for the six months ended June 30, 2024, compared to the same periods in 2023, respectively, primarily due to personnel related costs.
Merger-Related Expenses
•For the three and six months ended June 30, 2024, Chesapeake merger-related expenses were approximately $10 million and $19 million, respectively, and were mostly comprised of professional fees associated with the Proposed Merger.
Taxes, Other than Income Taxes
•On a per Mcfe basis, taxes, other than income taxes may vary from period to period due to changes in ad valorem and severance taxes that result from the mix of our production volumes, fluctuations in commodity prices and changes in the tax rates enacted by the respective states we operate in.
•Taxes, other than income taxes, per Mcfe decreased $0.03 for both the three and six months ended June 30, 2024, compared to the same periods in 2023, primarily due to the impact of lower commodity pricing.
Full Cost Pool Amortization
•Our full cost pool amortization rate decreased $0.19 and $0.13 per Mcfe for the three and six months ended June 30, 2024, respectively, as compared to the same periods in 2023, primarily due to the non-cash full cost ceiling test impairments taken during the fourth quarter of 2023 and first half of 2024.
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
•Unevaluated costs excluded from amortization were $1,892 million and $2,075 million at June 30, 2024 and December 31, 2023, respectively. The unevaluated costs excluded from amortization decreased as the impact of $208 million of unevaluated capital invested during the period was more than offset by the evaluation of previously unevaluated properties totaling $391 million.
Impairments
•We recognized $631 million and $2,724 million in non-cash full cost ceiling test impairments for the three and six months ended June 30, 2024, respectively, primarily due to decreased commodity pricing over the prior 12 months.

Marketing

	For the three months ended June 30,		Increase/ (Decrease)	For the six months ended June 30,		Increase/ (Decrease)
(in millions except volumes and percentages)	2024	2023		2024	2023
Marketing revenues	$1,057	$1,231	(14)%	$2,434	$3,272	(26)%
Marketing purchases	1,045	1,213	(14)%	2,411	3,220	(25)%
Operating costs and expenses	6	5	20%	13	11	18%
Operating income	$6	$13	(54)%	$10	$41	(76)%

Volumes marketed (Bcfe)	524	574	(9)%	1,082	1,125	(4)%

Percent natural gas production marketed from affiliated E&P operations	89%	93%		86%	93%
Affiliated E&P oil and NGL production marketed	93%	88%		92%	89%
Operating Income
•Operating income for our Marketing segment decreased $7 million and $31 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023, primarily due to a $6 million and $29 million decrease in the marketing margin (discussed below) for the three and six months ended June 30, 2024, respectively.
•The margin generated from marketing activities was $12 million and $18 million for the three months ended June 30, 2024 and 2023, respectively, and $23 million and $52 million for the six months ended June 30, 2024 and 2023, respectively. The marketing margin decreased for the three and six months ended June 30, 2024, compared to the same periods in 2023, primarily due to market conditions limiting opportunities to capture incremental value from the purchase and sale of third-party natural gas.
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
Revenues
•Revenues from our marketing activities decreased $174 million for the three months ended June 30, 2024, as compared to the same period in 2023. The decrease was primarily due to a 6% decrease in the price received for volumes marketed and a 50 Bcfe decrease in the volumes marketed for the three months ended June 30, 2024, compared to the same period in 2023.
•Revenues from our marketing activities decreased $838 million for the six months ended June 30, 2024, as compared to the same period in 2023. The decrease was primarily due to a 23% decrease in the price received for volumes marketed and a 43 Bcfe decrease in the volumes marketed for the six months ended June 30, 2024, compared to the same period in 2023.
Operating Costs and Expenses
•Operating costs and expenses for the marketing segment increased $1 million and $2 million for the three and six months ended June 30, 2024, respectively, as compared to the same periods in 2023, as a result of higher personnel-related costs.

Consolidated
Interest Expense

	For the three months ended June 30,		Increase/(Decrease)	For the six months ended June 30,		Increase/(Decrease)
(in millions except percentages)	2024	2023		2024	2023
Gross interest expense:
Senior notes	$51	$51	—%	$102	$107	(5)%
Credit arrangements	9	9	—%	17	16	6%
Amortization of debt costs	3	3	—%	6	6	—%
Total gross interest expense	63	63	—%	125	129	(3)%
Less: capitalization	(26)	(29)	(10)%	(53)	(59)	(10)%
Net interest expense	$37	$34	9%	$72	$70	3%
•Interest expense for our senior notes decreased for the six months ended June 30, 2024, compared to the same period in 2023, primarily due to the full redemption of our 7.75% Senior Notes due 2027 during the first quarter of 2023.
•Capitalized interest decreased for the three and six months ended June 30, 2024, as compared to the same periods in 2023 due to the evaluation of natural gas and oil properties over the past twelve months.
•Capitalized interest as a percentage of gross interest expense decreased for the three and six months ended June 30, 2024, compared to the same periods in 2023, primarily due to a larger percentage decrease in our unevaluated natural gas and oil properties balance as a result of continued evaluation as compared to the smaller percentage decrease in our gross interest expense over the same periods.
•We refer you to Note 9 to the consolidated financial statements included in this Quarterly Report for additional details about our debt and our financing activities.
Gain (Loss) on Derivatives

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2024	2023	2024	2023
Gain (loss) on unsettled derivatives	$(286)	$107	$(317)	$1,635
Gain on settled derivatives	250	210	406	87
Non-performance risk adjustment	1	—	2	(4)
Gain (loss) on derivatives	$(35)	$317	$91	$1,718
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
See Note 9 to the consolidated financial statements of this Quarterly Report for more information on our long-term debt.
Income Taxes

	For the three months ended June 30,		For the six months ended June 30,
(in millions except percentages)	2024	2023	2024	2023
Income tax (benefit) expense	$(176)	$(5)	$(606)	$7
Effective tax rate	22%	(2)%	22%	0%
Our effective tax rate was approximately 22% for both the three and six months ended June 30, 2024, and (2)% and 0% for the three and six months ended June 30, 2023, respectively. The effective tax rate for the three and six months ended June 30, 2023 was primarily the result of the partial release of the valuation allowances against our U.S. deferred tax assets in the first and second quarters of 2023. A valuation allowance for deferred tax assets, including NOLs, is recognized when it is more likely than not that some or all of the benefit from the deferred tax assets will not be realized. To assess that likelihood, we used estimates and judgment regarding future taxable income and considered the tax consequences in the jurisdiction where such taxable income is generated, to determine whether a valuation allowance is required. Such evidence can include current financial position, results of operations, both actual and forecasted, the reversal of deferred tax liabilities and tax planning strategies as well as the current and forecasted business economics of the oil and gas industry.
For the year ended December 31, 2022, we maintained a full valuation allowance against our deferred tax assets based on our conclusion, considering all available evidence (both positive and negative), that it was more likely than not that the deferred tax assets would not be realized. A significant item of objective negative evidence considered was the cumulative pre-tax loss incurred over the three-year period ended December 31, 2022, primarily due to impairments of proved oil and gas properties recognized in 2020. As of the first quarter of 2023, we sustained a three-year cumulative level of profitability. Based on this factor and other positive evidence such as forecasted income, we concluded that $512 million of our federal and state deferred tax assets were more likely than not to be realized and released this portion of the valuation allowance throughout 2023. Accordingly, during the six months ended June 30, 2024, we recognized $504 million of deferred income tax expense related to recording our tax provision which was partially offset by $497 million of tax benefit attributable to the release of the valuation allowance. The remaining valuation allowance was released during subsequent quarters during 2023. We expect to keep a valuation allowance of $52 million related to NOLs in jurisdictions in which we no longer operate and against the portion of our federal and state deferred tax assets such as capital losses and interest carryovers, which may expire before being fully utilized due to the application of the limitations under Section 382 and the ordering in which such attributes may be applied.
Due to the issuance of common stock associated with the Indigo merger in September 2021, we incurred a cumulative ownership change and as such, our NOLs prior to the acquisition are subject to an annual limitation under Internal Revenue Code Section 382 of approximately $48 million. The ownership changes and resulting annual limitation will result in the expiration of NOLs or other tax attributes otherwise available. At June 30, 2024, we had approximately $4 billion of federal NOL carryovers, of which approximately $3 billion have an expiration date between 2035 and 2037 and $1 billion have an indefinite carryforward life. We currently estimate that approximately $2 billion of these federal NOLs will expire before they are able to be used and accordingly, no value has been ascribed to these NOLs on our balance sheet. If a subsequent ownership change were to occur as a result of future transactions in our common stock, our use of remaining U.S. tax attributes may be further limited.
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

LIQUIDITY AND CAPITAL RESOURCES
We depend primarily on funds generated from our operations, our 2022 credit facility, our cash and cash equivalents balance and our access to capital markets as our primary sources of liquidity. On April 8, 2022, we amended and restated our 2018 credit facility and extended the maturity through April 2027 (the “2022 credit facility”). In connection with entering into our 2022 credit facility, the banks participating in our 2022 credit facility increased our borrowing base to $3.5 billion, agreed to provide five-year revolving commitments of $2.0 billion (the “Five-Year Tranche”) and agreed to updated terms that provide the ability to convert our secured credit facility to an unsecured credit facility if we are able to achieve investment grade status, as deemed by the relevant credit rating agencies.
On March 29, 2024, our borrowing base was reaffirmed at $3.5 billion and our Five-Year Tranche was reaffirmed at $2.0 billion. At June 30, 2024, we had approximately $1.57 billion of total available liquidity, which exceeds our currently modeled needs as we remain committed to our strategy of capital discipline.
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
Looking forward, we intend to prioritize the use of any free cash flow to pay down our debt in order to progress toward our debt targets of $3.5 billion to $3.0 billion or lower and our leverage targets of 1.5x to 1.0x or lower.
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
Our commodity hedging activities are subject to the credit risk of our counterparties being financially unable to settle the transaction. We actively monitor the credit status of our counterparties, performing both quantitative and qualitative assessments based on their credit ratings and credit default swap rates where applicable, and to date have not had any credit defaults associated with our transactions. However, any future failures by one or more counterparties could negatively impact our cash flow from operating activities. Additionally, if there are issues in the wider financial system and if other financial institutions fail, our business, liquidity and financial condition could be materially affected, including as a result of impacts of any such issues or failures on our counterparties.
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
Credit Arrangements and Financing Activities
In April 2022, we entered into an amended and restated credit agreement that replaced the 2018 credit facility (the “2022 credit facility”) with a group of banks that, as amended, has a maturity date of April 2027. As of June 30, 2024, the 2022 credit facility had an aggregate maximum revolving credit amount and borrowing base of $3.5 billion and elected commitments of $2.0 billion.

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
As of June 30, 2024, we were in compliance with all of the applicable covenants contained in the credit agreement governing our 2022 credit facility. Our ability to comply with financial covenants in future periods depends, among other things, on the success of our development program and upon other factors beyond our control, such as the market demand and prices for natural gas, oil and NGLs. We refer you to Note 9 of the consolidated financial statements included in this Quarterly Report for additional discussion of the covenant requirements of our 2022 credit facility.
As of June 30, 2024, we had $445 million of borrowings on our 2022 credit facility and no outstanding letters of credit. We currently do not anticipate being required to supply a materially greater amount of letters of credit under our existing contracts. We refer you to Note 9 to the consolidated financial statements included in this Quarterly Report for additional discussion of our 2022 credit facility.
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
Other key financing activities for the six months ended June 30, 2024 and June 30, 2023 are as follows:
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
As of July 30, 2024, we had long-term debt issuer ratings of Ba1 by Moody’s (rating affirmed Ba1 and outlook upgraded to positive on January 11, 2024 in conjunction with the Proposed Merger announcement), BB+ by S&P (rating affirmed BB+ and outlook upgraded to positive on January 18, 2023) and BB+ by Fitch Ratings (rating and positive outlook affirmed on August 16, 2023). Both S&P and Fitch also placed us on Credit / Rating Watch Positive on January 11, 2024 following the Proposed Merger announcement. Effective in January 2022, the interest rate for our 4.95% senior notes due January 2025 (“2025 Notes”) was 5.95%, reflecting a net downgrade in our bond ratings since their issuance. On May 31, 2022, Moody’s upgraded our bond rating to Ba1, which decreased the interest rate on the 2025 Notes from 5.95% to 5.70% for coupon payments paid after July 2022. Any further upgrades or downgrades in our public debt ratings by Moody’s or S&P could decrease or increase our cost of funds, respectively, as our 2025 Notes are subject to ratings driven changes.

Cash Flows

	For the six months ended June 30,
(in millions)	2024	2023
Net cash provided by operating activities	$787	$1,562
Net cash used in investing activities	(976)	(1,163)
Net cash provided by (used in) financing activities	183	(424)
Cash Flow from Operations

	For the six months ended June 30,
(in millions)	2024	2023
Net cash provided by operating activities	$787	$1,562
Add back (subtract) changes in working capital	11	(345)
Net cash provided by operating activities, net of changes in working capital	$798	$1,217
•Net cash provided by operating activities decreased 50%, or $775 million, for the six months ended June 30, 2024, compared to the same period in 2023, primarily due to a $529 million decrease resulting from lower commodity prices, a $213 million decrease related to decreased production, a $356 million decrease in working capital, and a $29 million decrease in our marketing margin which was partially offset by a $319 million improvement in our settled derivative positions, and a $27 million decrease in operating costs and expenses.
•Net cash provided by operating activities, net of changes in working capital, provided 82% of our cash requirements for capital investments for the six months ended June 30, 2024 and exceeded our cash requirements for capital investments for the six months ended June 30, 2023. While we front-loaded our capital program into the earlier quarters of the year, we remain committed to our capital discipline strategy of investing within our cash flow from operations, net of changes in working capital.
Cash Flow from Investing Activities
•Total E&P capital investments decreased $291 million for the six months ended June 30, 2024, compared to the same period in 2023, primarily attributable to our moderation of activity related to the decrease in near-term natural gas prices.

	For the six months ended June 30,
(in millions)	2024	2023
Additions to properties and equipment	$980	$1,286
Adjustments for capital investments
Changes in capital accruals	(17)	(28)
Other (1)	5	2
Total capital investing	$968	$1,260
(1)Includes capitalized non-cash stock-based compensation and costs to retire assets, which are classified as cash used in operating activities.
Capital Investing

	For the three months ended June 30,		Increase/(Decrease)	For the six months ended June 30,		Increase/(Decrease)
(in millions except percentages)	2024	2023		2024	2023
E&P capital investing	$429	$593	(28)%	$966	$1,257	(23)%
Other capital investing (1)	1	2	(50)%	2	3	(33)%
Total capital investing	$430	$595	(28)%	$968	$1,260	(23)%
(1)Other capital investing relates to information technology purchases for the three and six months ended June 30, 2024 and June 30, 2023, respectively.

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2024	2023	2024	2023
E&P Capital Investments by Type:
Development and exploration, including workovers	$355	$513	$785	$1,097
Acquisition of properties	18	21	63	45
Other	8	11	15	16
Capitalized interest and expenses	48	48	103	99
Total E&P capital investments	$429	$593	$966	$1,257

E&P Capital Investments by Area:
Appalachia	$216	$275	$495	$551
Haynesville	206	312	459	693
Other E&P	7	6	12	13
Total E&P capital investments	$429	$593	$966	$1,257

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Gross Operated Well Count Summary:
Drilled	30	38	59	69
Completed	23	46	50	82
Wells to sales	22	50	40	86
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
Working Capital
We had negative working capital of $911 million at June 30, 2024, a $597 million decrease from December 31, 2023, primarily attributable to the reclassification of $389 million of our 4.95% Senior Notes due 2025 from long term to short term, a decrease in accounts receivable of $136 million, a $261 million decrease in the current mark-to-market value of our derivatives position related to the changes in commodity pricing, an increase in other current liabilities of $13 million and a decrease in other current assets of $11 million. The decrease was partially offset by a decrease in our accounts payable of $214 million, a decrease in cash and cash equivalents of $6 million and a decrease in taxes payable of $3 million as compared to December 31, 2023. We believe that our existing cash and cash equivalents, our anticipated cash flows from operations and our available 2022 credit facility will be sufficient to meet our working capital and operational spending requirements.
Off-Balance Sheet Arrangements
We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of June 30, 2024, our material off-balance sheet arrangements and transactions include operating service arrangements. There are no other transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of our capital resources. For more information regarding off-balance sheet arrangements, we refer you to Note 10 to the consolidated financial statements. Other than the firm transportation and gathering agreements discussed in Note 10, there have been no material changes to our contractual obligations from those disclosed in our 2023 Annual Report.

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
Credit Risk
Our exposure to concentrations of credit risk consists primarily of trade receivables and derivative contracts associated with commodities trading. Concentrations of credit risk with respect to receivables are limited due to the large number of our purchasers and their dispersion across geographic areas. For the six months ended June 30, 2024, one purchaser accounted for 13% of our revenues. For the year ended December 31, 2023, one purchaser accounted for 14% of our revenues. No other individual purchasers accounted for more than 10% of our revenues in either of these respective periods. A default on this account could have a material impact on the Company. See “Commodities Risk” below for discussion of credit risk associated with commodities trading.
Interest Rate Risk
As of June 30, 2024, we had approximately $3,743 million of outstanding senior notes with a weighted average interest rate of 5.46%, and $445 million of borrowings under our 2022 credit facility. As of June 30, 2024, we had long-term debt issuer ratings of BB+ by S&P, Ba1 by Moody’s and BB+ by Fitch Ratings. On September 1, 2021 S&P upgraded our bond rating to BB, and on January 6, 2022, S&P further upgraded our bond rating to BB+, which decreased the interest rate on the 2025 notes to 5.95%, beginning with coupon payments paid after January 2022. On May 31, 2022, Moody’s upgraded the Company’s bond rating to Ba1, which decreased the interest rate on the 2025 Notes from 5.95% to 5.70% with coupon payments paid after July 2022. Any further upgrades or downgrades in our public debt ratings by Moody’s or S&P could decrease or increase our cost of funds, respectively, as our 2025 Notes are subject to ratings driven changes.

	Expected Maturity Date
($ in millions except percentages)	2024	2025	2026	2027	2028	Thereafter	Total
Fixed rate payments (1)	$—	$389	$—	$—	$304	$3,050	$3,743
Weighted average interest rate	—%	5.70%	—%	—%	8.38%	5.14%	5.46%

Variable rate payments (1)	$—	$—	$—	$445	$—	$—	$445
Weighted average interest rate	—%	—%	—%	7.20%	—%	—%	7.20%
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, accumulate and communicate information to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and submission within the time periods specified in the SEC’s rules and forms. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those determined to be effective can provide only a level of reasonable assurance with respect to financial statement preparation and presentation. Based on the evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2024 at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K promulgated by the SEC.
ITEM 6. EXHIBITS

(2.1)†
Agreement and Plan of Merger, dated June 1, 2021, by and among Southwestern Energy Company, Ikon Acquisition Company, LLC, Indigo Natural Resources LLC, and Ibis Unitholder Representative, LLC solely in its capacity as the Unitholder Representative (Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on June 2, 2021).

(2.2)†
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
* Filed herewith
** Furnished herewith
† Annexes, schedules and certain exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Southwestern hereby undertakes to furnish supplemental copies of any of the omitted annexes, schedules, and exhibits upon request by the SEC.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHWESTERN ENERGY COMPANY
Registrant

Dated:	August 1, 2024	/s/ CARL F. GIESLER, JR.
Carl F. Giesler, Jr. Executive Vice President and Chief Financial Officer